Form 10-Q/A
period 1995-03-31
LAM RESEARCH CORP
filed 1995-05-15
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1995


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                    94-2634797
- ---------------------------------                 ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                      94538
- -----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES __X__      NO _____




As of March 31, 1995 there were 27,017,724 shares of Registrant's Common Stock outstanding.

                                      INDEX


                                                                  Page
                                                                   No.
                                                                  ----

PART I.   FINANCIAL INFORMATION ................................... 1


Item 1.   Financial Statements (unaudited)......................... 1

               Condensed Consolidated Balance Sheets............... 1
               Condensed Consolidated Statements of Income......... 2
               Condensed Consolidated Statements of Cash Flows..... 3
               Notes to Condensed Consolidated Financial
                    Statements..................................... 4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................... 6

               Results of Operations............................... 6
               Liquidity and Capital Resources..................... 7



PART II.  OTHER INFORMATION........................................ 9

Item 1.   Legal Proceedings........................................ 9

Item 6.   Exhibits and Reports on Form 8-K......................... 9

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)


                                                  March 31,      June 30,
                                                    1995           1994
                                                 (unaudited)      (Note)
                                                 -----------   -----------
Assets
Cash and cash equivalents                           $91,704       $24,092
Short-term investments                                   --        14,194
Accounts receivable, net                            184,329       120,326
Inventories                                         172,085       115,569
Other current assets                                 30,064        23,560
                                                 -----------   -----------
         Total Current Assets                       478,182       297,741

Equipment and leasehold improvements, net           105,124        61,749
Restricted cash                                      25,092         9,928
Other assets                                         18,310        12,079
                                                 -----------   -----------
         Total Assets                              $626,708      $381,497
                                                 -----------   -----------
                                                 -----------   -----------

Liabilities and Stockholders' Equity

Trade accounts payable                              $83,948       $66,127
Accrued expenses and other
   current liabilities                               88,376        52,866
Current portion of long-term debt and
   capital lease obligations                          6,481         6,830
                                                 -----------   -----------
         Total Current Liabilities                  178,805       125,823

Long-term debt and capital lease
   obligations, less current portion                 90,887        78,843
                                                 -----------   -----------
         Total Liabilities                          269,692       204,666

Preferred stock:  5,000 shares authorized
   none outstanding
Common Stock at par value $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 27,018 shares at March 31,
   1995 and 23,528 shares at June 30, 1994               27            24
Additional paid-in capital                          216,918        95,513
Retained earnings                                   140,071        81,294
                                                 -----------   -----------
         Total Stockholders' Equity                 357,016       176,831
                                                 -----------   -----------
                                                   $626,708      $381,497
                                                 -----------   -----------
                                                 -----------   -----------

- --------------------
Note -- The Condensed Consolidated Balance Sheet at June 30, 1994 has been derived from the audited financial statements at that date.

             See Notes to condensed consolidated financial statements.

                              LAM RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands except per share data)
                                    (Unaudited)


                                 Three Months Ended        Nine Months Ended
                             ------------------------- -------------------------
                                     March 31,                March 31,
                                 1995         1994         1995         1994
                             ------------ ------------ ------------ ------------
Net sales                       $216,465     $125,780     $545,162     $338,701
Royalty income                     2,549        1,921        8,104        5,629
                             ------------ ------------ ------------ ------------
      Total revenue              219,014      127,701      553,266      344,330

Costs and expenses:
  Cost of goods sold             112,049       69,388      285,590      184,904
  Research and development        31,921       19,813       84,058       54,140
  Selling, general and
    administrative                39,586       23,472       98,841       63,620
                             ------------ ------------ ------------ ------------
   Operating income               35,458       15,028       84,777       41,666

Other expense, net                    40          548          810        2,087
                             ------------ ------------ ------------ ------------
Income before income taxes        35,418       14,480       83,967       39,579
Income taxes                      10,625        4,924       25,190       13,459
                             ------------ ------------ ------------ ------------
Net income                       $24,793       $9,556      $58,777      $26,120
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------

Net income per share
     Primary                       $0.89        $0.39        $2.18        $1.07
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------
     Fully diluted                 $0.83        $0.38        $2.05        $1.05
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------

Number of shares used in
  per share calculations
     Primary                      27,900       24,385       26,950       24,375
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------
     Fully diluted                30,600       27,025       29,760       26,925
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------



            See Notes to condensed consolidated financial statements.

                              LAM RESEARCH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)


                                                         Nine Months Ended
                                                  ------------------------------
                                                    March 31,          March 31,
                                                      1995              1994
                                                  ------------      ------------
Cash flows from operating activities:

  Net income                                          $58,777           $26,120
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                        15,360            11,012
  Change in certain working capital
    accounts                                          (73,692)          (37,926)
                                                  ------------      ------------

Net cash provided by (used in) operating
  activities                                              445              (794)

Cash flows from investing activities:

    Capital expenditures                              (50,504)          (15,925)
    Acquisition of Drytek, Inc.,
       net of cash acquired                                --            (5,785)
    Restricted cash                                    (2,618)           (5,700)
    Other                                              (3,738)           (1,603)
                                                  ------------      ------------
Net cash used in investing activities                 (56,860)          (29,013)
                                                  ------------      ------------

Cash flows from financing activities:

  Sale of stock, net of issuance
    costs                                             119,669             1,414
  Proceeds from long-term debt                          7,711             5,951
  Principal payments on long-term debt and
    capital lease obligations                          (3,353)           (4,643)
                                                  ------------      ------------

Net cash provided by financing
  activities                                          124,027             2,722
                                                  ------------      ------------

Net increase (decrease) in cash and
  cash equivalents                                     67,612           (27,085)

Cash and cash equivalents at beginning
  of period                                            24,092            67,253
                                                  ------------      ------------

Cash and cash equivalents at end of
  period                                              $91,704           $40,168
                                                  ------------      ------------
                                                  ------------      ------------




               See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (unaudited)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation(the "Company") for the year ended June 30, 1994, which are included in the Annual Report on Form 10-K, File number 0-12933.

     The results of operations for the three and nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1995.

NOTE B -- INVENTORIES

     Inventories consist of the following:



                                              March 31,        June 30,
                                                1995             1994
                                            ------------     ------------
                                                    (in thousands)
          Raw materials                         $78,315          $52,018
          Work-in-process                        75,780           50,189
          Finished goods                         17,990           13,362
                                            ------------     ------------
                                               $172,085         $115,569
                                            ------------     ------------
                                            ------------     ------------


NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:


                                              March 31,        June 30,
                                                1995             1994
                                            ------------     ------------
                                                    (in thousands)
          Equipment                             $76,629          $65,653
          Furniture & fixtures                   22,014           14,815
          Leasehold improvements                 59,302           32,237
                                            ------------     ------------
                                                157,945          112,705

          Accumulated depreciation and
            amortization                        (52,821)         (50,956)
                                            ------------     ------------
                                               $105,124          $61,749
                                            ------------     ------------
                                            ------------     ------------

NOTE D --  INVESTMENT IN EQUITY SECURITIES

     During the third quarter of fiscal 1995, the Company exercised warrants it held to purchase the common stock of another company. That company consummated the initial public offering of its common stock during the third quarter, and the shares held by Lam are now freely tradable. The Company is classifying its investment in these marketable equity securities as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". An unrealized gain of $3.4 million related to this investment is included as a separate component of stockholders' equity (combined with Additional Paid in Capital on the condensed consolidated balance sheet at March 31, 1995).

     The Company has determined that all other securities held at March 31, 1995 are classified as held to maturity. The following is a summary of all securities held at that date:

                                                    Gross         Estimated
                                    Amortized     Unrealized         Fair
                                       Cost       Gain (Loss)       Value
                                     ---------    -----------    -----------
HELD TO MATURITY SECURITIES

Current
   Commercial Paper                    $84,573         --         $84,573
Long-term
   U.S. Treasury Bills and Notes       $25,092      $(1,412)      $23,680

AVAILABLE FOR SALE SECURITIES

Long Term
   Marketable Equity Securities        $   800      $ 3,395       $ 4,195
                                      --------     ----------    ----------

NOTE E --  SALE OF COMMON STOCK

     During the first quarter of fiscal year 1995, the Company completed an additional underwritten public offering of its Common Stock, selling a total of 3.1 million shares at a price of $38.75 per share. In September 1994, the Company received $103.4 million in net proceeds from the offering. The balance of the net proceeds were received in October 1994.

NOTE F --  OTHER EXPENSE, NET

     The significant components of other expense, net are as follows (in thousands):


                                  Three Months Ended        Nine Months Ended
                                      March 31,                 March 31,
                               -----------------------   -----------------------
                                  1995         1994         1995         1994
                               ----------   ----------   ----------   ----------
          Interest Expense        $1,794       $1,361       $4,804       $4,171
          Interest Income         (1,518)        (682)      (3,607)      (1,614)
          Other                     (236)        (131)        (387)        (470)
                               ----------   ----------   ----------   ----------
                                     $40         $548         $810       $2,087
                               ----------   ----------   ----------   ----------
                               ----------   ----------   ----------   ----------


NOTE G --  NET INCOME PER SHARE

     For the three and nine month periods ended March 31, 1995 and 1994, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. In addition, fully diluted net income per share reflects the assumed conversion of the Company's convertible subordinated debentures at the beginning of each period, and also adds the interest expense incurred on the debentures, net of income tax effect, to the net income amount used in the fully diluted calculation.

NOTE H --   LITIGATION

     See Part II, item 1 for discussion of litigation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of the Company's statements of income, expressed as a percentage of total revenue, are as follows:


                                    Three Months Ended       Nine Months Ended
                                         March 31,               March 31,
                                     1995        1994        1995        1994
                                  ----------  ----------  ----------  ----------
     Net Sales                         98.8%       98.5%       98.5%       98.4%
     Royalty income                     1.2         1.5         1.5         1.6
                                  ----------  ----------  ----------  ----------
                                      100.0       100.0       100.0       100.0

     Cost of goods sold                51.2        54.3        51.6        53.7
     Research and development          14.6        15.5        15.2        15.7
     Selling, general
       & administrative                18.0        18.4        17.9        18.5
                                  ----------  ----------  ----------  ----------

          Operating income             16.2        11.8        15.3        12.1

     Other expense, net                  --         0.4         0.1         0.6
                                  ----------  ----------  ----------  ----------

     Income before taxes               16.2        11.4        15.2        11.5

     Income taxes                       4.9         3.9         4.6         3.9
                                  ----------  ----------  ----------  ----------

          Net income                   11.3%        7.5%       10.6%        7.6%
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------


RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended March 31, 1995 increased by 72% and 61%, respectively, over the comparable prior year periods. Increased unit sales of Rainbow and Transformer Coupled Plasma (TCP)etch systems accounted for approximately 60% of the sales increase for the third quarter of fiscal year 1995 as compared to the comparable prior year period, as the Company has continued to benefit from the strong semiconductor market. In addition, the Company completed its first multiple-unit shipments of its Alliance cluster tool during the third quarter of fiscal year 1995, and approximately 18% of the net sales increase as compared to the prior year quarter was related to these shipments. No Alliance machines were shipped in the prior year quarter. Export sales for the third quarter of fiscal year 1995 represented approximately 60% of total revenue for the quarter (compared to an average of 45% for the previous six quarters) due primarily to increased sales in Korea, and (to a lesser extent) Europe. The remainder of the net increase was due to higher spare parts and service revenue (89% higher than the comparable prior year quarter and 86% higher than the comparable prior year nine month period) related to the Company's increased installed machine base.

Royalty income increased by 33% from the year-ago quarter and 44% on a fiscal year-to-date basis, due to continued improvement in the Japanese semiconductor market which resulted in increased sales of products incorporating the Company's technology by Tokyo Electron Limited (TEL) and Sumitomo Metal Industries (SMI).

The Company's gross margin improved to 48.8% in the third quarter of fiscal 1995 as compared to 45.7% in the comparable quarter of fiscal 1994, and to 48.4% for the nine months ended March 31,1995 as compared to 46.3% in the nine months ended March 31,1994. The improvement in gross margin percentage during the three month period ended March 31, 1995 over the comparable prior year period was due in approximately equal measure to lower average unit costs on Rainbow machines (due to fewer custom engineered options being requested by customers) and decreased warranty and installation costs as a percentage of net sales (as a result of warranty cost reduction programs instituted by the Company). These improvements were partially offset by the increased shipments of Alliance machines at lower margins. The improvement in the nine month period gross margin percentage was slightly less than the improvement for the three month period but for similar reasons.

Research and development (R&D) expense increased for the three and nine month periods ended March 31, 1995 by 61% and 55%, respectively, over the prior year periods, but as a percentage of total revenue was lower than the comparable prior year periods. The increased expense was due to continued expenditures on advanced etch applications, continued development of CVD technologies including EPIC and Integrity, as well as reduced levels of funding from third parties on joint development programs. The Company's new research and development facility at its Fremont campus, which the Company began occupying in the first quarter of fiscal 1995 is now complete and fully operational.

Selling, general and administrative (S,G&A) expenses for the three and nine month periods ended March 31, 1995 increased by 69% and 55%, respectively, over the prior year periods but were lower than the prior year periods as a percentage of revenue. The Company has added employees in all customer support, sales and administration areas to accommodate the increased sales volume which accounted for approximately 50% of the increase from the prior year quarter. To support the growth in headcount and business volume, additional expenses related to increasing the Company's facilities and information systems infrastructures have also been incurred accounting for approximately 25% of the increase. The remainder of the increase was due primarily to expenses incurred by the Company's foreign subsidiaries, particularly in Asia, where the Company has significantly increased its resources over the prior year.

The effective tax rate for the fiscal 1995 periods was 30% compared to 34% for the prior year periods due to an increase in estimated business tax credits available for use in the current year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.4 million for the nine months ended March 31, 1995. Net income and non-cash depreciation and amortization expenses totaling $74.1 million were nearly completely offset by increases in accounts receivable related to increased sales activity since the end of the prior fiscal year, as well as increased inventory to meet production demands. Capital expenditures for the current nine month period were $50.5 million, primarily for new facility leasehold improvements and furnishings and additional equipment used in new process development and demonstration.

During the first quarter of fiscal year 1995, the Company completed an additional underwritten public offering of its Common Stock, selling a total of 3.1 million shares at a price of $38.75 per share; the Company received $114.7 million in net proceeds from the offering during the first half of fiscal 1995.

Under the terms of its new R&D facility lease, the Company has set aside $25.1 million of restricted investments in a collateral fund. The cash set aside will not be available to the Company over the term of the lease, and is therefore classified as a long-term asset on the Company's March 31, 1995 balance sheet. The lease expires in September, 2004 and is being accounted for as an operating lease.

As of March 31, 1995, the Company had $91.7 million in cash and cash equivalents compared with $24.1 million at June 30, 1994. The Company has a total of $50.0 million available under four bank lines of credit which expire between June and October 1995. There were no borrowings on any of the lines at March 31, 1995.

During the third quarter of fiscal year 1995, the Company sold approximately $14.0 million of Japanese yen-denominated accounts receivable. The Company is currently negotiating an additional $50.0 million worth of accounts receivable sales and expects to complete such negotiations in the fourth quarter of fiscal year 1995.

New long-term borrowings during fiscal year 1995 have primarily been yen-denominated borrowings by the Company's Japanese subsidiary and have totalled $7.7 million.

The Company's cash and cash equivalents and available line of credit at the end of the third quarter of fiscal 1995 are considered adequate to support current levels of operations for at least the next twelve months.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery. A trial date has been set for November 28,1995. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms or at all if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's Consolidated Financial Statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.24  Receivables Purchase Agreement between Lam
                    Research Corporation and ABN-AMRO Bank N.V.,
                    Cayman Islands Branch.

     Exhibit 11.1   Statement Re:  Computation of Earnings Per Share


(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1995.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1995


                                   LAM RESEARCH CORPORATION



                                   By:/s/Henk J. Evenhuis
                                      -----------------------------------
                                      Henk J. Evenhuis, Senior Vice
                                      President, Chief Financial Officer
                                      and Secretary (Principal Financial
                                      and Principal Accounting Officer).