Form 10-K
period 1995-06-30
LAM RESEARCH CORP
filed 1995-09-26
CIK 707549

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

       /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED JUNE 30, 1995

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

               COMMISSION FILE NUMBER
                      0-12933

                            ------------------------

                            LAM RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                 94-2634797
     (State of other           (I.R.S. Employer
       jurisdiction          Identification No.)
    of incorporation)
  4650 CUSHING PARKWAY,             94538
   FREMONT, CALIFORNIA            (Zip Code)
  (Address of principal
    executive offices)

       Registrant's telephone number, including area code: (510) 659-0200

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                6% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing price of the Common Stock on September 1, 1995, as reported by the Nasdaq National Market was approximately $1,084,494,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of September 1, 1995, the Registrant had outstanding 27,320,607 shares of Common Stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 (1995 Annual Report to Stockholders) are incorporated by reference into Parts I, II and IV of this Form 10-K Report.

    Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 26, 1995 are incorporated by reference to Part III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                     PART I

ITEM 1.  BUSINESS
THE COMPANY

    Lam Research Corporation designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. Lam is recognized by its customers worldwide as a leading supplier of semiconductor production equipment. The Company's products are used to deposit special films on a silicon wafer (deposition) and selectively etch away portions of various films (etch) to create an integrated circuit. Deposition and etch processes, which are repeated numerous times during the fabrication cycle, are required to manufacture every semiconductor device produced today.

    The Company currently sells a broad range of plasma (dry) etch products to address specific applications, including the AutoEtch-Registered Trademark-, Rainbow-TM-, and TCP-TM- (Transformer Coupled Plasma-TM-) product lines. In the deposition market, Lam offers its Epic-TM- high density plasma (HDP) chemical vapor deposition (CVD) system, which addresses advanced intermetal dielectric applications, and its Integrity-Registered Trademark- low pressure (LP) CVD system, a fully automated batch CVD system for interlevel dielectric applications.

PRODUCTS

    Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual semiconductor circuits. The basic steps include deposition, photolithography, etching, assembly and testing. Lam's products are used in the deposition and etching process steps of semiconductor device manufacturing and are available as stand-alone systems or on the Company's multichamber Alliance-TM- platform. Lam incorporates its interactive control system software, Envision-TM-, for advanced production management on each of its systems.

    ETCH PRODUCTS

    The etch process defines line-widths and other feature sizes on integrated circuits. Plasma etching, a dry etch technique, was developed to meet the demand for device geometries with line-widths smaller than three microns. Plasma etching uses ionized gases that chemically react with unprotected portions of the wafer to produce finely etched features that form the lines and patterns of the integrated circuit.

    Today manufacturers of advanced integrated circuits require etch systems that can produce line-widths as small as 0.25 micron (approximately 1/300 the thickness of a human hair) and in the future are expected to require systems capable of producing devices with feature sizes smaller than 0.10 micron. In addition, advanced manufacturing facilities are producing integrated circuits on wafers of 150 or 200 mm (6 or 8 inches) in diameter, and wafer diameters are expected to increase to 300 mm (12 inches) by 1998. To accommodate these decreasing line-widths and increasing wafer diameters, manufacturers increasingly require more precise control over the etching process.

    Lam's family of etch systems incorporates plasma technologies designed to meet both current and future device requirements. In the fiscal years ended June 30, 1995, 1994 and 1993, sales of the Company's etch systems contributed approximately 77%, 78% and 78% of the Company's total revenues, respectively.

    AUTOETCH. The AutoEtch family was Lam's initial product line, with the first AutoEtch product sold in January 1982. The AutoEtch product line includes the 490, 590 and 690 series for etching polysilicon, oxide and aluminum film applications, respectively. Although the AutoEtch series is more than fourteen years old, continued improvements in both reliability and performance have enabled Lam to continue to offer it as a suitable product for film applications involving line-widths of 0.8 micron or greater and wafer sizes of six inches or smaller. In addition, Lam offers the service of refurbishing or remanufacturing AutoEtch systems.

    RAINBOW. The first Rainbow etch system was introduced in 1987. The Rainbow series of products addresses processes that utilize wafer sizes up to 200mm and feature sizes as small as 0.35 micron. The Rainbow product line includes the Rainbow 4400, 4500, 4600 and 4700 series for etching polysilicon, oxide, aluminum and tungsten films, respectively. These systems are designed to accommodate evolving customer needs through hardware and process enhancements.

    The Rainbow product series incorporates a number of unique features that offer semiconductor manufacturers improved etch capability, reliability and performance. These features include a patented wafer handling system, a proprietary source for generating stable plasma, and an overall product design for which Lam has received industry awards for quality and reliability. These and other features of the Rainbow product are designed to enable the semiconductor manufacturer to reduce wafer particle contamination to a level that exceeds industry standards, and to improve etch selectivity and uniformity while maintaining profile control and process flexibility.

    TCP. Lam's TCP product line of high density, low pressure systems, which was introduced in late 1992, incorporates the Company's patented Transformer Coupled Plasma-TM- source technology for etching 0.35 micron and smaller geometries. The Company currently offers the TCP 9600 series for metal etch applications and the TCP 9400 series for polysilicon and polycide etch applications. These systems are currently used to produce a broad range of advanced logic and memory devices and the Company believes these products offer technological capability to enable manufacturers to produce the next generations of advanced devices. The TCP series operates at lower pressures for improved pattern transfer control and higher plasma density for higher etch rates with independent power control to the lower electrode, which improves etch results across a wider process window. The TCP system is designed to offer customers a reliable, lower cost of ownership solution to their advanced needs.

    OXIDE 9500. The Oxide 9500 is a next-generation oxide etch system developed to address 0.35 micron and smaller geometries. This product, which incorporates the Company's technology with certain technology obtained in connection with the Drytek acquisition (See Note O to the Consolidated Financial Statements included in Item 8) onto the standard Rainbow platform, is designed to offer customers high reliability and lower cost of ownership. The Company began selling the Oxide 9500 system in fiscal 1995.

    DEPOSITION PRODUCTS

    Chemical vapor deposition (CVD) involves the deposition of thin films on a silicon wafer by exposing the wafer to various gases containing the materials to be deposited. Films are deposited to form both interconnect and dielectric layers of an integrated circuit. The metal interconnect layer is typically deposited on the wafer surface by a sputtering process to provide electrical connection between the various circuit elements, and the dielectric layer is deposited on top of the interconnect layer by CVD to provide electrical insulation between the interconnect layers. To increase circuit functionality, manufacturers have designed circuits with multilayer interconnections (stacked levels of wiring separated by insulating dielectric layers) using lower resistivity materials for improved device performance. Multiple levels of interconnect allow the circuit elements to be moved closer together, further increasing the density of the integrated circuit. Current state-of-the-art devices may have as many as, or more than, five interconnect and dielectric layers on the integrated circuit. Lam currently manufactures two dielectric layer deposition products, Epic and Integrity systems, to address advanced multilevel films.

    EPIC. Lam introduced its Epic high density plasma (HDP) CVD system in July 1993. The Epic system incorporates electron cyclotron resonance (ECR) technology to form a high-density, low-pressure plasma. Its ability to deposit and etch simultaneously an intermetal dielectric film enables it to fill gaps as small as
0.35 micron and below and to generate a film that is easily planarized. The resulting film exhibits superior electrical qualities and significantly reduces the need for additional chemical mechanical polishing. The Epic technology, available on Lam's Alliance platform, has been installed at several customer sites and is currently being used for production of certain advanced microprocessors and in device development programs.

    INTEGRITY. Integrity is a low pressure (LP) CVD system for depositing advanced interlevel dielectric films. This system utilizes a patented integrated process design for flowing gases rapidly over the wafer, forming films that are highly uniform and planar to provide improved electrical performance. Integrity has been installed at several customer sites and is currently being used for production of semiconductor devices and in device development programs.

RESEARCH AND DEVELOPMENT

    The market for semiconductor capital equipment is characterized by rapid technological change. The Company believes that continued and timely development of new products and enhancements to existing products are necessary for it to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to research and development (R&D) programs and seeks to maintain close relationships with its customers to be responsive to their product needs.

    The Company's net R&D expenses during fiscal 1995, 1994 and 1993, were approximately $127.8 million, $76.3 million and $43.9 million, respectively, and represented 15.8%, 15.5% and 16.6% of total revenue, respectively. Such R&D expenses were net of third party funding, from SEMATECH, an industry consortium, the United States Display Consortium (USDC), and customers, representing approximately $2.6 million, $1.8 million and $1.6 million during fiscal 1995, 1994 and 1993, respectively. Such expenditures were used for the development of new products and film applications, and the continued enhancement of existing products. Current projects include the development of advanced etch and deposition products.

    In June 1994, the Company received a two year contract from the USDC for the development of an etch system, based on the Company's TCP technology. This system will be designed for use in the manufacture of large scale flat panel displays, for several new technologies including active matrix liquid crystal displays (AMLCDs) and Field Emission Displays (FEDs). Included in the $2.6 million of third party funded R&D for fiscal 1995 was $1.2 million from the USDC.

    The Company expects to continue to invest heavily in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the development of advanced process equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers would be adversely affected. In addition, in connection with the development of the Company's new products, the Company invests in high levels of pre-production inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could reduce the Company's financial results.

MARKETING, SALES AND SERVICE

    The Company's marketing and sales efforts are focused on building long-term relationships with its customers. These efforts are supported by a team of product marketing managers, sales personnel and process engineers that works closely with individual customers to find solutions to their process challenges. After-sales support is also an essential element of the Company's marketing and sales program. The Company maintains an ongoing support relationship with its customers and has an extensive network of field service personnel in place across the United States, Europe, Japan and Asia Pacific. In addition, the Company maintains an in-house group of highly skilled applications engineers to respond to customer process needs worldwide when a higher level of technical expertise is required. The Company believes that its extensive support programs and close working relationships with its customers give it a competitive advantage. The Company also believes that, by assisting its customers in the development of their advanced manufacturing processes, the customers are less likely to change equipment vendors.

    The Company has 30 sales and support centers located throughout the United States, Europe, Japan, and Asia Pacific through which direct sales personnel and independent sales representatives sell and service the Company's products. The Company expanded its sales and support offices in Japan to support the direct sales efforts there which began in October 1994. More recently, the Company has increased that effort by furthering its direct sales and service capability in Japan to directly market and support its advanced etch products. The Company now offers its customers a comprehensive, two-year warranty package on all released products with 24 hour, seven days a week service.

    In Japan, the Company has licensing arrangements with Sumitomo Metal Industries, Ltd. (Sumitomo) and Tokyo Electron Limited (TEL). Sumitomo manufactures, sells and distributes certain of the Company's Rainbow products to specific customers in Japan. TEL has a non-exclusive license to sell products incorporating certain features of Lam's proprietary etch technology. In June 1991, the Company opened the Lam Technology Center near Tokyo, Japan, to establish a presence in Japan and to assist Sumitomo in serving Japanese customers. In May 1993, Lam completed its advanced development and demonstration laboratory in Sagamihara, Japan, which allows customers to evaluate the Company's recently introduced advanced technology products. The Company is currently expanding in Japan by building a third floor on this existing building and is in the design stage of a second facility in Sagamihara.

    Export sales accounted for approximately 38%, 40% and 40% of net sales in fiscal 1995, 1994 and 1993, respectively. Export sales consist of sales from the Company's U.S. operating subsidiary to nonaffiliated customers in foreign countries. The Company anticipates that export sales will continue to account for a significant portion of its net sales. Additionally, the Company continues to expand its international operations including expansion of its Japan operations and the opening of a manufacturing facility in Korea in July 1995. As a result, a significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse affect on the Company's business, financial condition and results of operations.

CUSTOMERS

    The Company's customers include most of the leading semiconductor manufacturers worldwide. Revenue from Intel accounted for 11%, 14% and 15% of total revenue for the years ended June 30, 1995, 1994 and 1993, respectively. Revenue from Motorola accounted for 10% of total revenue for the year ended June 30, 1994.

    The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. No assurance can be given that the Company's revenue and operating results will not be adversely affected if downturns in the semiconductor industry occur.

BACKLOG

    The Company schedules production of its systems based upon order backlog and customer commitments. The Company includes in backlog orders for which written authorizations have been accepted and shipment dates have been assigned. As of June 30, 1995, the Company's order backlog was approximately $252.6 million. As of June 30, 1994, the Company's order backlog was approximately $145.9 million. All orders are subject to cancellation by the customer with limited penalty. Because of orders received for systems to be shipped in the same quarter and possible customer changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

    The Company maintains facilities at four locations in Fremont, California and one location in Wilmington, Massachusetts for the manufacture of its etch and deposition products. The Company completed, in July 1995, a manufacturing facility in CheonAn, Korea, outside of Seoul. The Company's Korean manufacturing facility may experience difficulties in management, procurement, production and staffing. There can be no assurances that these factors will not have an adverse affect on the Company's business, financial condition and results of operations.

    The Company's manufacturing activities consist of assembling and testing components and subassemblies that are then integrated into finished systems. Once the manufacturing department has completed final testing of all electronic and electromechanical subassemblies that make up one of the Company's products, the completed system is process tested. Stringent cleanliness controls are present throughout the manufacturing, process, and testing areas of these facilities to reduce particle contamination. Much of the assembly and testing of the Company's products is conducted in cleanroom environments where personnel are properly clothed to reduce particulate contamination. Prior to shipping a completed system, the customer's engineers may perform acceptance tests at Lam's facility, using the customer's own wafers. After passing the acceptance test, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

    The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is in compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business, which permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of hazardous substances could subject the Company to future liabilities.

EMPLOYEES

    As of September 1, 1995, the Company had approximately 3,600 full-time employees. None of the Company's employees is represented by a union, and the Company has never experienced a work stoppage. Management considers its employee relations to be satisfactory. In addition, each employee of the Company has signed agreements to maintain the confidentiality of the Company's proprietary information, and most key employees have stock or stock option arrangements with the Company that provide for the vesting of their interests over several years.

COMPETITION

    The semiconductor processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that, to remain competitive, it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities as well as greater name recognition than the Company. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch or deposition products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

    Significant competitive factors in the etch equipment market include etch quality, repeatability, process capability and flexibility, and overall cost of ownership, including reliability, software automation, throughput, customer support and system price. Although the Company believes that it competes favorably with respect to each of these factors, the Company's ability to compete successfully in this market will depend upon its ability to introduce product enhancements and new products on a timely basis. There can be no assurance that the Company will continue to compete successfully in the future. In the etch equipment market, the Company's primary competitors are Applied Materials, Inc., TEL, and Hitachi Ltd.

    Significant competitive factors in the deposition equipment market include film quality, flow uniformity, contamination control, temperature control and overall cost of ownership, including throughput, system reliability, cost of consumables, system price and customer support. In the deposition equipment market, the principal suppliers of equipment are Applied Materials, Inc., Canon Sales Co. Inc., Novellus Systems, Inc. and Watkins-Johnson Company.

PATENTS AND LICENSES

    The Company has a policy of seeking patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities. The Company holds United States patents and corresponding foreign patents covering various aspects of its products. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. The Company believes that although the patents it holds and may obtain will be of value, they will not determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's products or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's products and processes. The sale of the Company's products covered by such patents could require licenses that may not be available on acceptable terms.

    From time to time, the Company is notified that it may be in violation of certain patents. In such cases, the Company's policy is to defend against claims or negotiate licenses where considered appropriate. However, no assurance can be given that it will be able to obtain necessary licenses on commercially reasonable terms. In October 1993, Varian Associates, Inc. (Varian) brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. See "Item 3. Legal Proceedings."

    In December 1986, the Company entered into a non-exclusive license agreement with TEL licensing the Company's AutoEtch technology and chamber design. This license expired in December 1991, and, in January 1992, the Company entered into a new five year license agreement with TEL on substantially similar terms which expires in December 1996.

    The Company has two license agreements with Sumitomo. Under one agreement, Lam granted Sumitomo an exclusive license for the manufacture and sale of certain Rainbow etch systems in the Japanese market. Under the other agreement, Sumitomo granted the Company an exclusive license for the manufacture and sale of Sumitomo's ECR CVD systems in North America and Europe.

ITEM 2.  PROPERTIES

    The Company's executive offices and principal manufacturing, and research and development facilities are located in twelve buildings in Fremont, California, occupying over 800,000 square feet under leases expiring from 1995 to 2005. The Company is currently planning the expansion of its Fremont campus. The Company also operates a research and manufacturing facility in Wilmington, Massachusetts.

    In addition, the Company leases office space for its service and sales personnel throughout the United States, Europe, Japan and Asia Pacific. The Company completed, in July 1995, construction of a manufacturing, sales and service facility of 40,000 square feet outside of Seoul, South Korea. The Company is currently expanding its facility in Japan by building a third floor on an existing building, and is in the design stage of a second facility in Sagamihara.

    The Company's fiscal 1995 rental payments for the facilities occupied as of June 30, 1995 aggregated approximately $9.5 million and are subject to periodic increases. The Company believes that its existing facilities are well maintained and in good operating condition. The Company continues to consider leasing additional facilities as necessary to support its expanding operations.

ITEM 3.  LEGAL PROCEEDINGS

    In October 1993, Varian Associates, Inc. (Varian) brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms or at all if such patents are held valid and infringement by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's consolidated financial statements.

    In addition, the Company is from time to time notified by various parties that it may be in violation of certain patents. In such cases, it is the Company's intention to seek negotiated licenses where it is considered appropriate. The outcome of these matters will not, in management's opinion, have a material impact on the Company's consolidated financial position, operating results or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The information required by this Item is incorporated by reference to the Company's 1995 Annual Report to Stockholders under the heading "Selected Financial Data" on page 16.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to the Company's 1995 Annual Report to Stockholders under the heading "Selected Financial Data" on page 16.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to the Company's 1995 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17-19.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements required by this Item are incorporated by reference to pages 20-32 of the Company's 1995 Annual Report to Stockholders. The unaudited quarterly results of operations are incorporated by reference to page 16 of the Company's 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (Not applicable.)

                                    PART III

    Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held October 26, 1995 and the information included therein is incorporated herein by reference. (The
Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference to "Election of Directors" in the Company's Proxy Statement.

    The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

              NAME                    AGE                    POSITION WITH THE COMPANY
- --------------------------------      ---      ------------------------------------------------------
Roger D. Emerick                          56   Chairman of the Board and Chief Executive Officer
Henk J. Evenhuis                          52   Senior Vice President, Finance, and Chief Financial
                                                Officer
Alexander M. Voshchenkov                  50   Vice President and Chief Technical Officer
Raymond L. Degner                         51   Senior Vice President
Robert C. Fink                            60   Executive Vice President
G. Dennis Key                             52   Vice President
Richard H. Lovgren                        41   Vice President, General Counsel and Secretary
Larry N. Stewart                          43   Vice President
Hsui-Sheng (Way) Tu                       38   Vice President
Thomas O. Yep                             56   Vice President

    Roger D. Emerick joined the Company in 1982 as President, Chief Executive Officer and a Director. In 1984 he was elected Chairman of the Board of Directors. Mr. Emerick is currently a director of Electroglas, Inc., Brooks Automation, Inc., and IPEC. From 1980 to 1982, he was Senior Vice President of Optical Specialties, Inc. which markets automated visual wafer inspection equipment for the semiconductor industry.

    Henk J. Evenhuis joined the Company in 1987 as Vice President of Finance and Administration and Chief Financial Officer and was named Senior Vice President of Finance in 1988. Mr. Evenhuis is currently a director of Credence Systems Corporation. Before joining the Company and since 1986, Mr. Evenhuis was Vice President of Finance and Administration and Chief Financial Officer for Corvus Systems Inc. He was Vice President of Finance and Administration and Chief Financial Officer of Trimedia Corporation from 1985, until Trimedia was acquired by Xidex Corporation in 1986.

    Alexander  M.  Voshchenkov,  Ph.D.,  joined  the  Company  in  1993  as Vice
President and Chief Technical Officer. Before joining the Company and since 1972, Dr. Voshchenkov was a Member of the Technical Staff at AT&T Bell Labs, serving in various research and managerial positions. His most recent position was as Supervisor of the High Speed Electronics Department.

    Raymond L. Degner, Ph.D., joined the Company in 1984 as Vice President of Engineering and in 1989 was named Vice President of Research and Development. In January 1992, Dr. Degner was appointed Vice President of the Poly Etch Business Unit. In 1995, he was named Senior Vice President for the Poly Etch and CVD Business Units. From 1983 to 1984, he served as Director of Development for Silicon Valley Group, a semiconductor equipment manufacturer.

    Robert C. Fink joined the Company in 1993 as Vice President and Chief Operating Officer. In 1995 he was named Executive Vice President of Corporate Development. Mr. Fink is currently a director of SEMI/SEMATECH and Uniphase Corporation. Before joining the Company and since 1988, Mr. Fink served as President of Drytek, Inc., a former subsidiary of General Signal Corporation. From 1984 to 1988, he was Director of VLSI Operations (North America) for ITT Corporation's Semiconductor Division. Prior to ITT, Mr. Fink served 12 years with General Instrument Corporation's Microelectronics Division, serving most recently as Director of Worldwide Manufacturing Resources.

    G. Dennis Key joined the Company in 1988 as Vice President of Domestic Sales. In 1991, he was appointed Vice President of Worldwide Sales and Field Operations. Prior to joining the Company, he served as Area Director of Sales with Gemini Research from 1982 until 1988. From 1980 to 1982 he was
Manufacturing Manager with Fairchild Semiconductor, a leading semiconductor manufacturer.

    Richard H. Lovgren joined the Company in 1995 as Vice President, General Counsel and Secretary. Before joining the Company and since 1979, Mr. Lovgren held various legal positions at Advanced Micro Devices, Inc. His most recent position was Director and Deputy General Counsel.

    Larry N. Stewart joined the Company in 1991 as Product Engineer Manager and in 1993 was named Director of the CVD Business Unit. In 1994 he was named Vice President of the CVD Business Unit. From 1988 until joining the Company, Mr. Stewart served as Systems Engineering Manager with Nanometrics. From 1985 to 1988 he was Section Manager in engineering for Photolythics, a division of General Signal Corporation. From 1982 until 1985 he served as Manufacturing Engineering Manager for Genus, Inc.

    Hsui-Sheng (Way) Tu joined the Company in 1983 and has held various positions with the Company. In 1991, he was named Vice President of Asian Operations. In 1994, Mr. Tu was named Vice President of the Oxide Etch Business Unit. Before joining the Company, Mr. Tu was Process Engineer Supervisor for Fairchild Semiconductor.

    Thomas O. Yep, Ph.D., joined the Company in 1985 as Director of Process Technology, and in 1989 was named Vice President of Process Technology. In February 1992, he was named Vice President of the Metal Etch Business Unit. Before joining the Company and since 1980, he served as Manager for the plasma etch and thin film program at Intel Corporation. From 1969 to 1980, Dr. Yep served as solid-state physicist at Varian Central Research.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Compensation and Other Information."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (1) Financial Statements: See Index to Financial Statements, page..........         12
        (2) Financial Statement Schedules: See Index to Financial Statement
            Schedules, page.........................................................         12
        (3) Exhibits: See Index to Exhibits, pages..................................      16-18
    (b)  No reports on Form 8-K were filed during the fiscal quarter ended June 30,
         1995

                   LAM RESEARCH CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              PAGE(S)
                                                                                                              IN 1995
                                                                                                              ANNUAL
                                                                                                              REPORT*
                                                                                                           -------------
Consolidated Balance Sheets -- June 30, 1995 and 1994....................................................           20
Consolidated Statements of Income -- Years Ended June 30, 1995, 1994 and 1993............................           21
Consolidated Statements of Cash Flows -- Years Ended June 30, 1995, 1994 and 1993........................           22
Consolidated Statements of Stockholders' Equity -- Years Ended June 30, 1995, 1994 and 1993..............           23
Notes to Consolidated Financial Statements...............................................................           24
Report of Independent Auditors...........................................................................           32

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE
                                                                                                           -------------
Schedule II Valuation and Qualifying Accounts............................................................           15

- ------------------------
*    Incorporated   by  reference  to  the   Company's  1995  Annual  Report  to
     Stockholders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAM RESEARCH CORPORATION

                                          By ________/s/_ROGER D. EMERICK_______
                                                      Roger D. Emerick,
                                                    CHAIRMAN OF THE BOARD
                                                 AND CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)

Dated: September 26, 1995

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger D. Emerick and Henk J. Evenhuis, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURES                                     TITLE                         DATE
- ------------------------------------------------------  --------------------------------  -----------------------

                                                        Chairman of the Board and Chief
                      /s/ ROGER D. EMERICK               Executive
     -------------------------------------------         Officer (Principal                 September 26, 1995
                   Roger D. Emerick                      Executive Officer)

                                                        Senior Vice President and Chief
                      /s/ HENK J. EVENHUIS               Financial Officer (Principal
     -------------------------------------------         Financial                          September 26, 1995
                   Henk J. Evenhuis                      Officer and Principal
                                                         Accounting Officer)

                      /s/ DAVID G. ARSCOTT
     -------------------------------------------        Director                            September 26, 1995
                   David G. Arscott

                        /s/ JACK R. HARRIS
     -------------------------------------------        Director                            September 26, 1995
                    Jack R. Harris

                        /s/ GRANT M. INMAN
     -------------------------------------------        Director                            September 26, 1995
                    Grant M. Inman

                           /s/ OSAMU KANO
     -------------------------------------------        Director                            September 26, 1995
                      Osamu Kano

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                            LAM RESEARCH CORPORATION

                                                            COL. C
                                                ------------------------------
                                    COL. B                ADDITIONS
                                --------------  ------------------------------      COL. D          COL. E
            COL. A                BALANCE AT      CHARGED TO      CHARGED TO    --------------  --------------
- ------------------------------   BEGINNING OF     COSTS AND     OTHER ACCOUNTS  DEDUCTIONS --   BALANCE AT END
         DESCRIPTION                PERIOD         EXPENSES      -- DESCRIBE       DESCRIBE       OF PERIOD
- ------------------------------  --------------  --------------  --------------  --------------  --------------
YEAR ENDED JUNE 30, 1995
Deducted from asset accounts:
  Allowance for doubtful
   accounts...................  $    1,156,000  $      217,000   $          0   $      184,000(3) $    1,189,000
Product warranty and
 improvement reserves (2).....  $   21,609,000  $   65,296,000   $          0   $   45,919,000(1) $   40,986,000
YEAR ENDED JUNE 30, 1994
Deducted from asset accounts:
  Allowance for doubtful
   accounts...................  $      485,000  $      200,000   $    483,000(4) $       12,000(3) $    1,156,000
Product warranty and
 improvement reserves (2).....  $    7,549,000  $   43,599,000   $          0   $   29,539,000(1) $   21,609,000
YEAR ENDED JUNE 30, 1993
Deducted from asset accounts:
  Allowance for doubtful
   accounts...................  $      498,000  $            0   $          0   $       13,000(3) $      485,000
Product warranty and
 improvement reserves (2).....  $    4,314,000  $   14,892,000   $          0   $   11,657,000(1) $    7,549,000

- ------------------------
(1) Costs incurred for warranty repair and/or product improvements during this year.

(2) Included in the Balance Sheet under the caption "Accrued expenses and other liabilities."

(3)  Represents specific customer accounts written off.

(4) Includes $236,000 related to the accounts receivable of Drytek, Inc. acquired July 1, 1993 and $247,000 reclassification of reserve which was included in a liability account at June 30, 1993.

                            LAM RESEARCH CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                 EXHIBIT INDEX

  EXHIBIT                                                 DESCRIPTION
- -----------  -----------------------------------------------------------------------------------------------------
   3.1       Certificate of Incorporation of the Registrant, as amended.
   3.2(1)    ByLaws of the Registrant.
   4.1(2)    Amended 1981 Incentive Stock Option Plan and Forms of Stock Option Agreements.
   4.2(2)    Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.
   4.3       1984 Employee Stock Purchase Plan and Form of Subscription Agreement.
   4.4       Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.
  10.1(3)    Lease dated November 10, 1986 between the Registrant and Northport Associates No. 17.
  10.2(1)    Amendments to lease dated November 10, 1986 between the Registrant and Northport Associates No. 17.
  10.3(4)    Form of Indemnification Agreement.
  10.4(9)    Lease agreements dated January 1, 1990 between the Registrant and Aetna Life Insurance Company.
  10.5(5)    Agreements dated July 6, 1988 between the Registrant and Sumitomo Metal Industries, Ltd.
  10.7(5)    Roger D. Emerick Promissory Note and Deed of Trust.
  10.8(7)    Patent Purchase and Sale Agreement dated February 22, 1989 between the Registrant and The
              Perkin-Elmer Corporation.
  10.9(6)    Acquisition Agreement dated June 7, 1989 among the Registrant, Monkowski-Rhine, Incorporated and the shareholders of Monkowski-Rhine, Incorporated.
  10.10(6)   Common Stock Purchase Agreement dated May 18, 1989 between the Registrant and Sumitomo Metal
              Industries, Ltd.
  10.12(8)   ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.
  10.14(11)  Lease agreement dated July 24, 1991 between the Registrant and Northport Associates No. 18
  10.15(12)  Technology Licensing Agreement dated October 25, 1991 between the Registrant and International
              Business Machines Corporation.
  10.16(13)  License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.
  10.17(17)  Fourth Amendment to Revolving Credit and Amended and Restated Term Loan Agreement dated April 20,
              1992 between First Interstate Bank and the Registrant, dated June 28, 1994.
  10.18(14)  Business Sales Agreement dated June 21, 1993 by and among Lam Research Corporation, Drytek
              Incorporated, and General Signal Corporation.
  10.19(15)  Deferred Compensation Agreement with Roger D. Emerick.
  10.20(17)  Credit Agreement dated June 24, 1994 between Lam Research Corporation and ABN Amro Bank

  10.21(17)  Credit Agreement dated July 22, 1994 between Lam Research Corporation and Union Bank
  10.22(16)  Trust Indenture
  10.23(17)  Lease dated December 8, 1993 between Sumitomo Bank Leasing and Finance, Inc. as landlord and
              Registrant and related documents thereto, including: (i) Memorandum of Lease dated and recorded
              December 10, 1993; (ii) Promissory Note in the amount of $22,250,000 dated December 10, 1993, as amended; (iii) Deed of Trust, Financing Statement, Security Agreement and Fixture Filing (with
              Assignment of Rents and Leases) dated December 10, 1993; (iv) Construction Deed of Trust, Financing
              Statement, Security Agreement and Fixture Filing (with Assignment of Rents and Leases) dated
              December 10, 1993; (v) Absolute Assignment of Leases dated December 10, 1993; (vi) Environmental
              Indemnity Agreement dated December 10, 1993; (vii) Pledge Agreement dated December 10, 1993; and
              (viii) Letter Agreement regarding guarantor and surety dated December 10, 1993.
  10.24(18)  Credit Agreement dated as of November 10, 1994 between Lam Research Corporation and Bank of America
              National Trust and Savings Association
  10.25(19)  Receivables Purchase Agreement between Lam Research Corporation and ABN-AMRO Bank N.V., Cayman
              Islands Branch
  10.26      Supplemental Receivables Purchase Agreement between Lam Research Corporation and ABN-AMRO Bank N.V.,
              Cayman Islands Branch, Lam Research Co., Ltd. and ABN AMED N.V., Tokyo Branch dated June 28, 1995
  10.27      Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN-AMRO Bank N.V., Tokyo Branch
              dated June 22, 1995
  10.28      Guaranty of Supplemental Receivables Purchase Agreement between Lam Research Corporation and ABN AMRO
              Bank N.V., Tokyo Branch dated June 28, 1995
  11.1       Computation of Earnings Per Share
  13.1       Registrant's Annual Report to Stockholders for the year ended June 30, 1995 (to be deemed filed only to the extent required by the instruction to exhibits for reports on Form 10-K).
  21         Subsidiaries of the Registrant.
  23         Consent of Ernst & Young LLP, Independent Auditors.
  24         Power of Attorney (see page 14).
  27         Financial Data Schedule

- ------------------------
 (1) Incorporated by reference to the Registrant's Registration Statement on Form 8-B filed with the Securities and Exchange Commission on April 11, 1990.

 (2) Incorporated by reference to Post Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-32160) filed with the Securities and Exchange Commission on May 10, 1990.

 (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1986.

 (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

 (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

 (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

 (7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 2, 1989.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1989.

 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

(10) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991.

(11) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(13) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

(14) Incorporated  by reference to Registrant's Report on Form 8-K dated July 1,
     1993.

(15) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(16) Incorporated  by reference  to Registrant's Registration  Statement on Form
     S-3 (No.  33-61726)  declared  effective by  the  Securities  and  Exchange
     Commission on May 4, 1993.

(17) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(18) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

(19) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.