Form 10-Q
period 1995-09-30
LAM RESEARCH CORP
filed 1995-11-13
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1995


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant as specified in its charter)


     DELAWARE                                               94-2634797
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                        94538
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:         (510) 659-0200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES __X__     NO ____




As of September 30, 1995 there were 27,380,498 shares of Registrant's Common Stock outstanding.

                                      INDEX


                                                                            Page
                                                                             No.
                                                                            ----

PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 1


Item 1.   Financial Statements (unaudited) . . . . . . . . . . . . . . . . . 1

               Condensed Consolidated Balance Sheets . . . . . . . . . . . . 1
               Condensed Consolidated Statements of Income . . . . . . . . . 2
               Condensed Consolidated Statements of Cash Flows . . . . . . . 3
               Notes to Condensed Consolidated Financial
                    Statements . . . . . . . . . . . . . . . . . . . . . . . 4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 6

               Results of Operations . . . . . . . . . . . . . . . . . . . . 6
               Liquidity and Capital Resources . . . . . . . . . . . . . . . 8



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 9

ITEM 1.  FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                               September 30,       June 30,
                                                    1995             1995
                                                 (Unaudited)         (Note)
                                                ------------     ----------
Assets

Cash and cash equivalents                            $12,532        $43,675
Short-term investments                                98,970         57,334
Accounts receivable, net                             207,029        195,682
Inventories                                          185,609        171,401
Prepaid expenses and other assets                     11,933         25,263
Deferred income taxes                                 32,778         32,778
                                                ------------     ----------
          Total Current Assets                       548,851        526,133

Equipment and leasehold improvements, net            128,686        117,571
Restricted cash                                       25,024         25,024
Other assets                                          16,328         13,921
                                                ------------     ----------
          Total Assets                              $718,889       $682,649
                                                ------------     ----------
                                                ------------     ----------

Liabilities and Stockholders' Equity

Trade accounts payable                               $84,784        $82,542
Accrued expenses and other
     current liabilities                             108,087         98,633
Current portion of long-term debt and
     capital lease obligations                         4,964          7,572
                                                ------------     ----------
          Total Current Liabilities                  197,835        188,747

Long-term debt and capital lease
     obligations, less current portion                91,995         95,928
Deferred income taxes                                  2,712          2,712
                                                ------------     ----------
          Total Liabilities                          292,542        287,387

Preferred stock:  5,000 shares authorized;
     none outstanding
Common Stock at par value of $.001 per share
     Authorized -- 90,000 shares; issued and
     outstanding 27,380 shares at September 30,
     1995 and 27,275 shares at June 30, 1995              27             27
Additional paid-in capital                           225,348        224,730
Retained earnings                                    200,972        170,505
                                                ------------     ----------
          Total Stockholders' Equity                 426,347        395,262
                                                ------------     ----------
                                                    $718,889       $682,649
                                                ------------     ----------
                                                ------------     ----------


Note -- The Condensed Consolidated Balance Sheet at June 30, 1995 has been derived from the audited financial statements at that date.

            See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                           Three Months Ended
                                        -------------------------
                                              September 30,
                                        -------------------------
                                            1995           1994
                                        ----------     ----------

Net sales                                 $257,747       $158,920
Royalty income                               5,497          2,593
                                        ----------     ----------
     Total revenue                         263,244        161,513

Costs and expenses:
     Cost of goods sold                    134,707         84,690
     Research and development               35,983         25,324
     Selling, general and
        administrative                      47,584         29,119
                                        ----------     ----------
          Operating income                  44,970         22,380

Other expense, net                             172            876
                                        ----------     ----------
Income before income taxes                  44,798         21,504
Income taxes                                14,331          6,451
                                        ----------     ----------
Net income                                 $30,467        $15,053
                                        ----------     ----------
                                        ----------     ----------
Net income per share
          Primary                            $1.07          $0.61
                                        ----------     ----------
                                        ----------     ----------
          Fully diluted                      $1.00          $0.58
                                        ----------     ----------
                                        ----------     ----------
Number of shares used in
   per share calculations
     Primary                                28,400         24,500
                                        ----------     ----------
                                        ----------     ----------
     Fully diluted                          31,125         27,275
                                        ----------     ----------
                                        ----------     ----------

            See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                    Three Months Ended
                                             ------------------------------
                                               September 30,  September 30,
                                                     1995           1994
                                             --------------- --------------
Cash flows from operating activities:

     Net income                                      $30,467        $15,053
     Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
     Depreciation and amortization                     7,153          4,877
     Change in certain working capital
        accounts                                    (12,566)       (18,607)
                                             --------------- --------------
Net cash provided by operating
   activities                                         25,054          1,323

Cash flows from investing activites:

     Capital expenditures                           (18,206)       (12,581)
     Purchase of short-term investments             (95,759)             --
     Sale of short-term investments                   54,123             --
     Restricted cash                                      --        (2,618)
     Proceeds from sales of securities                12,038             --
     Other                                           (2,470)           (69)
                                             --------------- --------------
Net cash used in investing activities               (50,274)       (15,268)
                                             --------------- --------------


Cash flows from financing activities:

     Sale of stock, net of issuance
        costs                                            618        105,283
     Principal payments on long-term debt
        and capital lease obligations                (6,541)        (2,912)
                                             --------------- --------------

Net cash provided by (used in)
   financing activities                              (5,923)        102,371
                                             --------------- --------------

Net increase (decrease) in cash and
   cash equivalents                                 (31,143)         88,426

Cash and cash equivalents at beginning
   of period                                          43,675         24,092
                                             --------------- --------------

Cash and cash equivalents at end of
   period                                            $12,532       $112,518
                                             --------------- --------------
                                             --------------- --------------


            See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company") for the year ended June 30, 1995, which are included in the Annual Report on Form 10-K, File number 0-12933.

     The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1996.

NOTE B -- INVENTORIES

     Inventories consist of the following:


                                          September 30,      June 30,
                                               1995            1995
                                          -------------     ----------
                                                   (in thousands)

     Raw materials                              $86,799        $80,910
     Work-in-process                             77,445         73,183
     Finished goods                              21,365         17,308
                                             ----------     ----------
                                               $185,609       $171,401
                                             ----------     ----------
                                             ----------     ----------
NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:


                                          September 30,      June 30,
                                               1995             1995
                                          -------------     ----------
                                                   (in thousands)


     Equipment                                  $80,986        $80,910
     Furniture & fixtures                        27,968         25,372
     Leasehold improvements                      79,477         64,707
                                             ----------     ----------
                                                188,431        170,989

     Accumulated depreciation and
        amortization                           (59,745)       (53,418)
                                             ----------     ----------
                                               $128,686       $117,571
                                             ----------     ----------
                                             ----------     ----------

NOTE D --  OTHER EXPENSE, NET

     The significant components of other expense, net are as follows (in thousands):


                                                    Three Months Ended
                                                       September 30,
                                                   1995           1994
                                          -------------     ----------
     Interest Expense                            $1,968         $1,436
     Interest Income                            (1,375)          (497)
     Other                                        (421)           (63)
                                             ----------     ----------
                                                   $172           $876
                                             ----------     ----------
                                             ----------     ----------

NOTE E --  NET INCOME PER SHARE

     For the three month periods ended September 30, 1995 and 1994, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. In addition, fully diluted net income per share reflects the assumed conversion of the Company's convertible subordinated debentures at the beginning of each period, and also adds the interest expense incurred on the debentures, net of income tax effect, to the net income amount for use in the fully diluted calculation.

NOTE F --   LITIGATION

     See Part II, item 1 for discussion of litigation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The components of the Company's statements of income, expressed as a percentage of total revenue, are as follows:

                                                  Three Months Ended
                                                     September 30,
                                                   1995           1994
                                                -------        -------
          Net Sales                               97.9%          98.4%
          Royalty income                            2.1            1.6
                                                -------        -------
                                                  100.0          100.0

          Cost of goods sold                       51.2           52.4
          Research and development                 13.6           15.7
          Selling, general
             & administrative                      18.1           18.0
                                                -------        -------
               Operating income                    17.1           13.9

          Other expense, net                        0.1            0.6
                                                -------        -------
          Income before taxes                      17.0           13.3

          Income taxes                              5.4            4.0
                                                -------        -------
               Net income                         11.6%           9.3%
                                                -------        -------
                                                -------        -------


RESULTS OF OPERATIONS

Net sales for the three month period ended September 30, 1995 increased by 62% over the comparable prior year period. Increased unit sales of Transformer Coupled Plasma-trademark- (TCP-trademark-) and Rainbow-trademark-systems accounted for approximately 65% of the sales increase for the first quarter of fiscal year 1996 as compared to the comparable prior year period. The semiconductor manufacturing industry's continued acceptance of the TCP family of products has made it the fastest growing (in terms of revenue) product line in the Company's history. Export sales increased to 61% of net sales, for the three months ended September 30, 1995, from 52% of net sales for the same period of the prior year. Increased sales of all Lam product lines in Korea accounted for 29% of the overall net sales increase; net sales in Europe were also much stronger than in the year-ago period. In addition, service and spares revenue which represented approximately 22% of total revenue, increased 72% as compared to the same period of the prior fiscal year, as a result of increases in the Company's installed machine base.

Royalty income increased by 112% from the year-ago quarter due to continued improvement in the Japanese semiconductor market which resulted in increased sales of products incorporating the Company's technology being licensed by Tokyo Electron Limited (TEL) and Sumitomo Metal Industries, Ltd. (SMI).

The Company's gross margin percentage improved to 48.8% in the first quarter of fiscal 1996 as compared to 47.6% in the comparable quarter of fiscal 1995. The improvement in gross margin percentage resulted from increased shipments of Rainbow machines with a higher margin during the quarter ended September 30, 1995 as compared to the comparable period in the prior year. Partially offsetting the increase in margin from Rainbow sales were increased shipments of Alliance machines at lower margins during the quarter ended September 30, 1995 as compared to the prior year period.

Research and development (R&D) expense increased for the three month period ended September 30, 1995 by 42% over the prior year period but as a percentage of total revenue was lower than the comparable prior year period. The increased expense was due to continued expenditures on advanced etch applications, continued development of CVD technologies including Epic-trademark- and Integrity-Registered Trademark- and further enhancements of the TCP and Rainbow products. Although the Company has significantly increased engineering headcount and spending, these expenditures have increased at a slightly slower rate than the Company's revenue. The Company believes it is critical to continue to make investments in R&D programs in order to maintain its position as a technology leader. The Company's new research and development facility at its Fremont campus, which the Company began occupying in the first quarter of fiscal 1995 is now complete and fully operational. The Company is currently planning to lease another engineering facility to be constructed at its Fremont campus which is expected to be operational by the end of the current fiscal year.

Selling, general and administrative (S,G&A) expenses for the three month period ended September 30, 1995 increased by 63% over the prior year period but were almost equal to the prior year period as a percentage of revenue. The Company has added employees in all customer support, sales and administration areas to accommodate the increased sales volume. SG&A expenditures by the Company's foreign subsidiaries increased at a rate higher than that in the United States. The increase in the foreign expenditures for SG&A was needed to accommodate the increase in sales in foreign regions, particularly Asia Pacific. The Company opened a new manufacturing facility in Korea in July 1995 and is expanding its facilities in Japan and Taiwan. The Company therefore expects that SG&A expenses in Asia Pacific and Japan will continue to increase over the remainder of the fiscal year.

The effective tax rate for the fiscal 1996 period is 32% compared to 30% for the prior year period due primarily to the expiration of the federal research and development credit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $25.1 million for the three months ended September 30, 1995, derived from income before depreciation and amortization expenses totaling $37.6 million, offset by the increases in inventories and accounts receivable related to the sales volume increase. Cash receipts from investing activities of $12.1 million were provided from the sale of Brooks Automation, Inc. securities. In addition, $24.9 million was provided from the sale of yen-denominated Japanese receivables to a bank
(under an agreement entered into during fiscal 1995 whereby the Company may sell up to $50.0 million of yen-denominated Japanese receivables to the bank). Capital expenditures for the current three month period were $18.2 million, primarily for new facility leasehold improvements, and furnishings at both the Fremont campus and the new manufacturing facility in Korea. The Company had net purchases of short-term investments of $41.6 million. In addition, contributing to the overall use of cash were payments of $6.5 million relating to long-term debt and capital lease obligations.


As of September 30, 1995, the Company had $111.5 million in cash, cash equivalents and short-term investments compared with $101.0 million at June 30, 1995. The Company has a total of $50.0 million available under four bank lines of credit which expire between March and June 1996. There were no borrowings on any of the lines at September 30, 1995. The Company is currently renegotiating its pledge agreement to reduce the amount of restricted investments.

The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the first quarter of fiscal 1996 are considered adequate to support current levels of operations for at least the next twelve months.

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

     In addition, the Company is from time to time notified by various parties that it may be in violation of certain patents. In such cases, it is the Company's intention to seek negotiated licenses where it is considered appropriate. The outcome of these matters will not, in management's opinion, have a material impact on the Company's consolidated financial position, operating results or cash flow statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits



     Exhibit 11.1   Statement Re:  Computation of Earnings Per
                    Share
     Exhibit 27     Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1995


                                   LAM RESEARCH CORPORATION



                                   By:
                                      --------------------------------
                                 Henk J. Evenhuis, Executive Vice
                                        President, Finance & Chief
                                        Financial Officer