Form 10-Q
period 1995-12-31
LAM RESEARCH CORP
filed 1996-02-13
CIK 707549

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 1995


Commission File No.  0-12933



                       LAM RESEARCH CORPORATION
      (Exact name of Registrant as specified in its charter)


              DELAWARE                                     94-2634797
  -------------------------------                     ---------------------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                    Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                  94538
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            YES   X             NO
               ------             ------




As of December 31, 1995 there were 27,402,323 shares of Registrant's Common Stock outstanding.

                                    INDEX


                                                                    Page
                                                                     No.
                                                                  ------
PART I.   FINANCIAL INFORMATION .....................................  3


Item 1.   Financial Statements (unaudited)...........................  3

                    Condensed Consolidated Balance Sheets............  3
                    Condensed Consolidated Statements of Income......  4
                    Condensed Consolidated Statements of Cash Flows.. 5 Notes to Condensed Consolidated Financial
                         Statements..................................  6


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................  8

                    Results of Operations............................  8
                    Liquidity and Capital Resources.................. 10



PART II.  OTHER INFORMATION.......................................... 11

Item 1.   Legal Proceedings.......................................... 11

Item 4.   Results of Vote of Stockholders............................ 12

Item 6.   Exhibits and Reports on Form 8-K........................... 13

ITEM 1.  FINANCIAL STATEMENTS

                              LAM RESEARCH CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands except per share data)


                                                  December 31,    June 30,
                                                     1995           1995
                                                  (Unaudited)      (Note)
                                                  ------------    --------
Assets
Cash and cash equivalents                           $ 17,785      $ 43,675
Short-term investments                                91,807        57,334
Accounts receivable, net                             228,597       195,682
Inventories                                          220,151       171,401
Prepaid expenses and other assets                     11,768        25,263
Deferred income taxes                                 34,428        32,778
                                                    --------      --------
         Total Current Assets                        604,536       526,133

Equipment and leasehold improvements, net            130,243       117,571
Restricted cash                                       24,124        25,024
Other assets                                          19,554        13,921
                                                    --------      --------
         Total Assets                               $778,457      $682,649
                                                    --------      --------
                                                    --------      --------

Liabilities and Stockholders' Equity

Trade accounts payable                              $ 99,717      $ 82,542
Accrued expenses and other
   current liabilities                               115,418        98,633
Current portion of long-term debt and
   capital lease obligations                           6,983         7,572
                                                    --------      --------

         Total Current Liabilities                   222,118       188,747

Long-term debt and capital lease
   obligations, less current portion                  93,420        95,928
Deferred income taxes                                  2,712         2,712
                                                    --------      --------
         Total Liabilities                           318,250       287,387

Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 27,402 shares at December 31,
   1995 and 27,275 shares at June 30, 1995                27            27
Additional paid-in capital                           225,729       224,730
Retained earnings                                    234,451       170,505
                                                    --------      --------

         Total Stockholders' Equity                  460,207       395,262
                                                    --------      --------
                                                    $778,457      $682,649
                                                    --------      --------
                                                    --------      --------

-------------------
Note -- The Condensed Consolidated Balance Sheet at June 30, 1995 has been derived from the audited financial statements at that date.

            See Notes to condensed consolidated financial statements.

                                   LAM RESEARCH CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands except per share data)
                                           (Unaudited)


                                           Three Months Ended         Six Months Ended
                                        ------------------------   ----------------------
                                              December 31,               December 31,
                                              ------------               ------------
                                            1995        1994          1995        1994
                                          --------    --------      --------     -------
Net sales                                 $284,195    $169,777      $541,942     $328,697
Royalty income                               6,322       2,962        11,819        5,555
                                          --------    --------      --------     --------
           Total revenue                   290,517     172,739       553,761      334,252

Costs and expenses:
  Cost of goods sold                       148,507      88,851       283,214      173,541
  Research and development                  39,054      26,813        75,037       52,137
  Selling, general and
    administrative                          52,578      30,136       100,162       59,255
                                          --------    --------      --------     --------
      Operating income                      50,378      26,939        95,348       49,319

Other expense/(income), net                  1,145        (106)        1,317          770
                                          --------    --------      --------     --------
Income before income taxes                  49,233      27,045        94,031       48,549
Income taxes                                15,754       8,114        30,085       14,565
                                          --------    --------      --------     --------
Net income                                $ 33,479    $ 18,931      $ 63,946     $ 33,984
                                          --------    --------      --------     --------
                                          --------    --------      --------     --------
Net income per share
           Primary                           $1.18       $0.68         $2.26        $1.29
                                          --------    --------      --------     --------
                                          --------    --------      --------     --------
           Fully diluted                     $1.12       $0.64         $2.12        $1.22
                                          --------    --------      --------     --------
                                          --------    --------      --------     --------
Number of shares used in
  per share calculations
           Primary                          28,300      27,935        28,350       26,350
                                          --------    --------      --------     --------
                                          --------    --------      --------     --------
           Fully diluted                    30,875      30,575        31,000       28,990
                                          --------    --------      --------     --------
                                          --------    --------      --------     --------



                See Notes to condensed consolidated financial statements.

                                LAM RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                        Six Months Ended
                                              -------------------------------------
                                                 December 31,          December 31,
                                                     1995                  1994
                                              ----------------     ----------------
Cash flows from operating activities:

  Net income                                         $63,946             $33,984
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                       14,803               9,790
  Change in certain working capital
    accounts                                         (47,898)            (52,135)
                                              ----------------     ----------------

Net cash provided by (used in)
    operating activities                              30,851              (8,361)

Cash flows from investing activites:

    Capital expenditures                             (22,736)            (25,187)
    Purchase of short-term investments              (191,932)                 --
    Sale of short-term investments                   157,459                  --
    Restricted cash                                      900              (2,618)
    Proceeds from sales of securities                 12,038                  --
    Other                                             (5,633)             (4,282)
                                              ----------------     ----------------
Net cash used in investing activities                (49,904)            (32,087)
                                              ----------------     ----------------

Cash flows from financing activities:

  Sale of stock, net of issuance
    costs                                                999             116,971
  Principal payments on long-term debt
    and capital lease obligations                     (7,155)             (4,484)
  Other                                                 (681)                 --
                                              ----------------     ----------------
Net cash provided by (used in)
  financing activities                                (6,837)            112,487
                                              ----------------     ----------------

Net increase (decrease) in cash and
  cash equivalents                                   (25,890)             72,039

Cash and cash equivalents at beginning
  of period                                           43,675              24,092
                                              ----------------     ----------------
Cash and cash equivalents at end of
  period                                             $17,785             $96,131
                                              ----------------     ----------------
                                              ----------------     ----------------


           See Notes to condensed consolidated financial statements.

                          LAM RESEARCH CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1995
                                (Unaudited)

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

     The results of operations for the three and six month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1996.

NOTE B -- INVENTORIES

     Inventories consist of the following:

                            December 31,       June 30,
                                1995             1995
                            ------------     --------------
                                     (in thousands)
Raw materials                    $99,349            $80,910
Work-in-process                   96,333             73,183
Finished goods                    24,469             17,308
                            ------------     --------------
                                $220,151           $171,401
                            ------------     --------------
                            ------------     --------------


NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                            December 31,        June 30,
                                1995              1995
                            ------------     --------------
                                      (in thousands)

Equipment                        $91,836            $80,910
Furniture & fixtures              32,791             25,372
Leasehold improvements            72,707             64,707
                            ------------     --------------
                                 197,334            170,989

Accumulated depreciation and
  amortization                   (67,091)           (53,418)
                            ------------     --------------
                                $130,243           $117,571
                            ------------     --------------
                            ------------     --------------

NOTE D -- OTHER EXPENSE/(INCOME), NET

     The significant components of other expense, net are as follows (in thousands):

                  Three Months Ended     Six Months Ended
                      December 31,         December 31,
                    1995      1994        1995       1994
                   -------   -------     -------    -------
Interest Expense    $2,131    $1,572      $4,099     $3,008
Interest Income     (1,364)   (1,593)     (2,739)    (2,090)
Other                  378       (85)        (43)      (148)
                   -------   -------     -------    -------
                    $1,145     $(106)     $1,317       $770
                   -------   -------     -------    -------
                   -------   -------     -------    -------


NOTE E -- INVESTMENTS

     In November, 1995, the Financial Accounting Standards Board staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In accordance with provisions in that Special Report, the Company elected to reclassify all of its held-to-maturity securities to available-for-sale. At December 31, 1995, the amortized cost of those securities (included in restricted cash on the Company's condensed balance sheet) was $24,124,000, which approximates the fair value.


NOTE F -- NET INCOME PER SHARE

     For the three and six month periods ended December 31, 1995 and 1994, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. In addition, fully diluted net income per share reflects the assumed conversion of the Company's convertible subordinated debentures at the beginning of each period, and also adds the interest expense incurred on the debentures, net of income tax effect, to the net income amount for use in the fully diluted calculation.


NOTE G -- LINE OF CREDIT

     During the quarter ended December 1995, the Company entered into a syndicated bank line of credit totaling $210.0 million, which expires in December 1998.


NOTE H -- LITIGATION

     See Part II, item 1 for discussion of litigation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor created by that statute. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

The components of the Company's statements of income, expressed as a percentage of total revenue, are as follows:

                                  Three Months        Six Months
                                     Ended              Ended
                                   December 31,      December 31,
                                    1995   1994      1995   1994
                                  ---------------   --------------
Net Sales                           97.8%   98.3%    97.9%   98.3%
Royalty income                       2.2     1.7      2.1     1.7
                                  ---------------   --------------
                                   100.0   100.0    100.0   100.0

Cost of goods sold                  51.1    51.4     51.1    51.9
Research and development            13.5    15.6     13.6    15.6
Selling, general
  & administrative                  18.1    17.4     18.1    17.7
                                  ---------------   --------------
Operating income                    17.3    15.6     17.2    14.8

Other expense/(income), net          0.4    (0.1)     0.2     0.3
                                  ---------------   --------------
Income before income taxes          16.9    15.7     17.0    14.5

Income taxes                         5.4     4.7      5.4     4.3
                                  ---------------   --------------
Net income                          11.5%   11.0%    11.6%   10.2%
                                  ---------------   --------------
                                  ---------------   --------------

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended December 31, 1995 increased by 67% and 65%, respectively, over the comparable prior year periods. Increased unit sales of Transformer Coupled Plasma-TM- (TCP-TM-) and Rainbow-TM- systems accounted for approximately 61% of the sales increase for the second quarter of fiscal year 1996 as compared to the comparable prior year period. The Company's Rainbow 4500 oxide etch and TCP 9600 metal etch products experienced the highest net sales increase during the quarter ended December 31, 1995 compared to the prior year quarter. Sales to foreign customers increased to 59% and 60%, respectively, of net sales, for the three and six months ended December 31, 1995, from 45% and 47%, respectively, of net sales for the same periods of the prior year. Increased sales of all Lam product lines in Europe accounted for 28% of the overall net sales increase during the quarter ended December 31, 1995; net sales in Japan and Asia Pacific were also much stronger than in the year-ago period. In addition, service and spares revenue which represented approximately 21% of total revenue, increased 67% as compared to the same period of the prior fiscal year, as a result of increases in the Company's installed machine base.

Royalty income increased by 113% from the year-ago quarter due to continued improvement in the Japanese semiconductor market which resulted in increased sales of products incorporating the Company's technology being licensed by Tokyo Electron Limited (TEL) and Sumitomo Metal Industries, Ltd. (SMI).

The Company's gross margin percentage improved to 48.9% for both the three and six months periods ended December 31, 1995 as compared to 48.6 and 48.1%, respectively, in the comparable periods of fiscal 1995. The improvement in gross margin percentage resulted from increased shipments of Rainbow machines with a higher margin during the quarter ended December 31, 1995 as compared to the comparable period in the prior year. A favorable product mix within spares during the quarter ended December 31, 1995 also contributed to the increase in gross margin.

Research and development (R&D) expense increased for the three and six month periods ended December 31, 1995 by 46% and 44% over the prior year periods, but as a percentage of total revenue was lower than the comparable prior year period. The increased expense was due to continued expenditures on advanced etch applications, continued development of CVD technologies including Deep SubMicron (DSM-TM-) 9800 (formerly Integrity-Registered Trademark-) and Deep SubMicron(DSM-TM-) 9900 (formerly Epic-TM-), further enhancements of the TCP, Alliance and Rainbow products and continued development of the Company's Flat Panel Display technology. Although the Company has significantly increased engineering headcount and spending, these expenditures have increased at a slightly slower rate than the Company's revenue. The Company believes it is critical to continue to make investments in R&D programs. During the quarter ended December 31, 1995, construction began on a new engineering facility at the Company's Fremont campus which the Company will occupy under an operating lease. This facility is expected to be operational by the end of the current fiscal year.

Selling, general and administrative (S,G&A) expenses for the three and six month periods ended December 31, 1995 increased by 74% and 69%, respectively, over the prior year periods. The Company has added employees in all customer support, sales and administration areas to accommodate the increased sales volume. SG&A expenditures by the Company's foreign subsidiaries increased at a rate higher than that in the United States. The increase in the foreign expenditures for SG&A was needed to accommodate the increase in sales in all foreign regions. The Company opened a new manufacturing facility in Korea in July 1995 and is expanding its facilities at in Japan and Taiwan. The Company therefore projects that SG&A expenses in Asia Pacific and Japan will continue to increase over the remainder of the fiscal year.

The effective tax rate for the three month and six month fiscal 1996 periods is 32% compared to 30% for the prior year periods due primarily to the expiration of the federal research and development credit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $30.9 million for the six months ended December 31, 1995, derived from income before depreciation and amortization expenses totaling $78.7 million, offset by the increases in inventories and accounts receivable related to the sales volume increase. In addition, $47.7 million was provided from the sale of yen-denominated Japanese receivables to a bank (under an agreement entered into during fiscal 1995 whereby the Company may sell up to $50.0 million of yen-denominated Japanese receivables to the bank). The Company is currently renegotiating the agreement to sell yen-denominated Japanese receivables in an effort to increase the amount of receivables it may sell. Capital expenditures for the current three month period were $22.7 million, primarily for new facility leasehold improvements, and furnishings at both the Fremont campus, Japan facility and the new manufacturing facility in Korea. The Company had net purchases of short-term investments of $34.5 million. Cash receipts from investing activities of $12.0 million were provided from the sale of Brooks Automation, Inc. securities. In addition, contributing to the overall use of cash were payments of $7.2 million relating to long-term debt and capital lease obligations.


As of December 31, 1995, the Company had $109.6 million in cash, cash equivalents and short-term investments compared with $101.0 million at June 30, 1995. The Company has a total of $210.0 million available under a syndicated bank line of credit which expires in December 1998. There were no borrowings on the line at December 31, 1995. The Company is currently renegotiating its pledge agreement in an effort to reduce the amount of restricted investments ($24.1 million) under a long term facility lease.

The Company estimates that its cash, cash equivalents, short-term investments and available line of credit at the end of the second quarter of fiscal 1996 are adequate to support current levels of operations for at least the next twelve months.

The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In October 1993, Varian Associates, Inc. (Varian) brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery. No trial date has been set. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms or at all if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 4. Results of Vote of Stockholders

     The Annual Meeting of Stockholders of Lam Research Corporation was held at the principle office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on October 26, 1995.

     Out of 27,320,607 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 25,140,610 shares.

     The vote for nominating directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE               IN FAVOR       WITHHELD
-------               --------       --------
Roger D. Emerick    24,822,827        317,783
David G. Arscott    24,823,473        317,137
Jack R. Harris      24,822,576        318,034
Grant M. Inman      24,825,726        314,884
Osamu Kano          24,822,565        318,045


     The results of voting on the following items were as set forth below:

(a) Approval of amendment of the Company's 1984 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 150,000 shares to 1,337,500:

                                                    BROKER
     IN FAVOR         OPPOSED        WITHHELD       NON-VOTES
     ----------       -------        --------       ---------
     24,546,652       209,190        24,589         360,179

(b) Approval of amendment of the Company's Amended 1991 Incentive Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares to 3,875,000:

                                                     BROKER
     IN FAVOR         OPPOSED        WITHHELD       NON-VOTES
     ----------       ---------      --------       ---------
     17,803,219       6,871,323      32,823         433,245

(c) Approval of the Performance-Based Restricted Stock Plan and the number of shares reserved for issuance thereunder by 150,000:

                                                    BROKER
     IN FAVOR         OPPOSED        WITHHELD       NON-VOTES
     ----------       -------        --------       ---------
     23,748,464       996,066        35,901         360,179

(d) Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 1996:

                                                    BROKER
     IN FAVOR         OPPOSED        WITHHELD       NON-VOTES
     ----------       -------        --------       ---------
     25,101,818       17,583         21,209         none

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit  4.3      Amended 1984 Employee Stock Purchase Plan

       Exhibit  4.4      Amended 1991 Stock Option Plan

       Exhibit 10.29 Credit Agreement dated December 20, 1995 between Lam Research Corporation and ABN AMRO Bank N.V.

       Exhibit 11.1      Statement Re: Computation of Earnings Per Share
       Exhibit 27        Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1996


                                LAM RESEARCH CORPORATION


                                By: \s\ Henk J. Evenhuis
                                   ----------------------
                                   Henk J. Evenhuis, Executive Vice
                                     President, Finance & Chief
                                     Financial Officer