Form 10-Q
period 1996-03-31
LAM RESEARCH CORP
filed 1996-05-15
CIK 707549

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1996


Commission File No.  0-12933



                           LAM RESEARCH CORPORATION
           (Exact name of Registrant as specified in its charter)


            DELAWARE                         94-2634797
- -------------------------------         ----------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                94538
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES   X         NO
                            -------         -------

As of March 31, 1996 there were 27,538,664 shares of Registrant's Common Stock outstanding.

INDEX


                                                             Page
                                                              No.
                                                             ----
PART I.   FINANCIAL INFORMATION ................................1


Item 1.   Financial Statements (unaudited)......................1

               Condensed Consolidated Balance Sheets............1
               Condensed Consolidated Statements of Income......2
               Condensed Consolidated Statements of Cash Flows..3 Notes to Condensed Consolidated Financial
                    Statements..................................4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................7

               Results of Operations............................7
               Liquidity and Capital Resources..................9
               Risk Factors....................................10



PART II.  OTHER INFORMATION....................................14

Item 1.   Legal Proceedings....................................14

Item 6.   Exhibits and Reports on Form 8-K.....................15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                LAM RESEARCH CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands except per share data)

                                                              March 31,      June 30,
                                                                 1996          1995
                                                             (Unaudited)      (Note)
                                                             -----------     --------
Assets

Cash and cash equivalents                                        $21,183      $43,675
Short-term investments                                           118,302       57,334
Accounts receivable, net                                         249,439      195,682
Inventories                                                      289,888      171,401
Prepaid expenses and other assets                                 16,851       25,263
Deferred income taxes                                             34,428       32,778
                                                             -----------     --------
         Total Current Assets                                    730,091      526,133

Equipment and leasehold improvements, net                        162,404      117,571
Restricted cash                                                       -        25,024
Other assets                                                      26,615       13,921
                                                             -----------     --------
         Total Assets                                           $919,110     $682,649
                                                             -----------     --------
                                                             -----------     --------


Liabilities and Stockholders' Equity

Trade accounts payable                                          $152,102      $82,542
Accrued expenses and other
   current liabilities                                           137,787       98,633
Current portion of long-term debt and
   capital lease obligations                                      23,844        7,572
                                                             -----------     --------
         Total Current Liabilities                               313,733      188,747

Long-term debt and capital lease
   obligations, less current portion                             100,075       95,928
Deferred income taxes                                              2,712        2,712
                                                             -----------     --------
         Total Liabilities                                       416,520      287,387

Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 27,539 shares at March 31,
   1996 and 27,275 shares at June 30, 1995                            28           27
Additional paid-in capital                                       229,462      224,730
Retained earnings                                                273,100      170,505
                                                             -----------     --------
         Total Stockholders' Equity                              502,590      395,262
                                                             -----------     --------
                                                                $919,110     $682,649
                                                             -----------     --------
                                                             -----------     --------


Note -- The Condensed Consolidated Balance Sheet at June 30, 1995 has been derived from the audited financial statements at that date.

           See Notes to condensed consolidated financial statements

                           LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)


                                        Three Months Ended        Nine Months Ended
                                       --------------------     ---------------------
                                             March 31,                March 31,
                                         1996        1995         1996         1995
                                       --------    --------     --------     --------
Net sales                              $342,335    $216,465     $884,277     $545,162
Royalty income                            4,304       2,549       16,123        8,104
                                       --------    --------     --------     --------
                 Total revenue          346,639     219,014      900,400      553,266

Costs and expenses:
  Cost of goods sold                    178,669     112,049      461,883      285,590
  Research and development               46,861      31,921      121,898       84,058
  Selling, general and
    administrative                       63,354      39,586      163,516       98,841
                                       --------    --------     --------     --------
                 Operating income        57,755      35,458      153,103       84,777

Other expense, net                          922          40        2,239          810
                                       --------    --------     --------     --------
Income before income taxes               56,833      35,418      150,864       83,967
Income taxes                             18,184      10,625       48,269       25,190
                                       --------    --------     --------     --------
Net income                              $38,649     $24,793     $102,595      $58,777
                                       --------    --------     --------     --------
                                       --------    --------     --------     --------

Net income per share
           Primary                       $1.37       $0.89        $3.63        $2.18
                                       --------    --------     --------     --------
                                       --------    --------     --------     --------
           Fully diluted                 $1.28       $0.83        $3.40        $2.05
                                       --------    --------     --------     --------
                                       --------    --------     --------     --------

Number of shares used in
  per share calculations
           Primary                       28,200      27,900       28,300       26,950
                                       --------    --------     --------     --------
                                       --------    --------     --------     --------
           Fully diluted                 30,850      30,600       30,950       29,760
                                       --------    --------     --------     --------
                                       --------    --------     --------     --------


           See Notes to condensed consolidated financial statements.

                           LAM RESEARCH CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                      Nine Months Ended
                                                               -----------------------------
                                                                March 31,        March 31,
                                                                  1996             1995
                                                               ----------        ---------
Cash flows from operating activities:

  Net income                                                     $102,595          $58,777
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization                                    23,287           15,360
  Change in certain working capital
    accounts                                                      (68,806)         (73,692)
                                                               ----------        ---------

Net cash provided by operating
    activities                                                     57,076              445

Cash flows from investing activites:

    Capital expenditures                                          (52,114)         (50,504)
    Purchase of short-term investments                           (332,065)            --
    Sale of short-term investments                                271,097             --
    Restricted cash                                                25,024           (2,618)
    Proceeds from sales of securities                              12,038             --
    Other                                                         (12,694)          (3,738)
                                                               ----------        ---------

Net cash used in investing activities                             (88,714)         (56,860)


Cash flows from financing activities:

  Sale of stock, net of issuance
    costs                                                           4,733          119,669
  Proceeds from borrowings under line
    of credit                                                      15,000             --
  Proceeds from long-term debt                                       --              7,711
  Principal payments on long-term debt
    and capital lease obligations                                  (8,959)          (3,353)
  Other                                                            (1,628)            --
                                                               ----------        ---------
Net cash provided by financing
  activities                                                        9,146          124,027
                                                               ----------        ---------

Net increase (decrease) in cash and
  cash equivalents                                                (22,492)          67,612

Cash and cash equivalents at beginning
  of period                                                        43,675           24,092
                                                               ----------        ---------
Cash and cash equivalents at end of
  period                                                          $21,183          $91,704
                                                               ----------        ---------
                                                               ----------        ---------

           See notes to condensed consolidated financial statements.

                          LAM RESEARCH CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                               (Unaudited)

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

     The results of operations for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1996.


NOTE B -- INVENTORIES

     Inventories consist of the following:

                          March 31,       June 30,
                            1996            1995
                          ---------       --------
                              (in thousands)

Raw materials              $142,594        $80,910
Work-in-process             117,266         73,183
Finished goods               30,028         17,308
                          ---------       --------
                           $289,888       $171,401
                          ---------       --------
                          ---------       --------

NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:


                                March 31,       June 30,
                                  1996            1995
                                ---------       --------
                                      (in thousands)
Equipment                         105,478        $80,910
Furniture & fixtures               40,335         25,372
Leasehold improvements             91,510         64,707
                                ---------       --------
                                  237,323        170,989
Accumulated depreciation and
  amortization                    (74,919)       (53,418)
                                ---------       --------
                                 $162,404       $117,571
                                ---------       --------
                                ---------       --------

NOTE D -- INVESTMENTS

     In November 1995, the Financial Accounting Standards Board staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In accordance with provisions in that Special Report, the Company elected, in December 1995, to reclassify all of its held-to-maturity securities to available-for-sale. At the time of transfer, the amortized cost of those securities was $24.1 million, which approximates the fair value.


NOTE E --   LINE OF CREDIT

     During the quarter ended December 31, 1995, the Company entered into a syndicated bank line of credit totaling $210.0 million, which expires in December 1998. At March 31, 1996 the Company had borrowed $15.0 million against the line of credit.


NOTE F --  NET INCOME PER SHARE

     For the three and nine month periods ended March 31, 1996 and 1995, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. In addition, fully diluted net income per share reflects the assumed conversion of the Company's convertible subordinated debentures at the beginning of each period, and also adds the interest expense incurred on the debentures, net of income tax effect, to the net income amount for use in the fully diluted calculation.

NOTE G --  OTHER EXPENSE/(INCOME), NET

     The significant components of other expense, net are as follows (in thousands):

                         Three Months Ended       Nine Months Ended
                             March 31,                 March 31,
                          1996      1995           1996       1995

Interest Expense        $1,926    $1,794         $6,026     $4,804
Interest Income         (1,655)   (1,518)        (4,393)    (3,607)
Other                      651      (236)           606       (387)
                        -----------------        ------------------
                        $  922    $   40         $2,239     $  810

NOTE H --   SUBSEQUENT EVENT

     On April 2, 1996, the Company called for the redemption on May 3, 1996 of all of its 6% convertible subordinated debentures due 2003. At March 31, 1996 the carrying value of the debentures was approximately $66.0 million. These debentures net of debt issuance costs were converted into 2,640,000 shares of the Company's common stock.


NOTE I --   LITIGATION

     See Part II, item 1 for discussion of litigation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*).

     The components of the Company's statements of income, expressed as a percentage of total revenue, are as follows:

                               Three Months            Nine Months
                                   Ended                   Ended
                                 March 31,               March 31,
                               1996     1995          1996     1995
                               --------------         --------------
Net Sales                      98.8%    98.8%         98.2%    98.5%
Royalty income                  1.2      1.2           1.8      1.5
                               --------------         --------------
                              100.0    100.0         100.0    100.0
Cost of goods sold             51.5     51.2          51.3     51.6
Research and development       13.5     14.6          13.5     15.2
Selling, general
  & administrative             18.3     18.0          18.2     17.9
                               --------------         --------------
Operating income               16.7     16.2          17.0     15.3

Other expense, net              0.3      --            0.2      0.1
                               --------------         --------------
Income before income taxes     16.4     16.2          16.8     15.2

Income taxes                    5.2      4.9           5.4      4.6
                               --------------         --------------
Net income                     11.2%    11.3%         11.4%    10.6%
                               --------------         --------------
                               --------------         --------------


RESULTS OF OPERATIONS

     Net sales for the three and nine month periods ended March 31, 1996 increased by 58% and 63%, respectively, over the comparable prior year periods. Increased unit sales of Transformer Coupled Plasma-TM- (TCP-TM-) and Rainbow-TM-systems accounted for approximately 76% of the sales increase for the third quarter of fiscal year 1996 as compared to the comparable prior year period.
The Company's TCP etch products and its Rainbow 4500 oxide etch system experienced the highest net sales increase during the three and nine month periods ended March 31, 1996 compared to the prior year periods. Sales to foreign customers increased to 60% of net sales for both the three and nine month periods ended March 31, 1996, from 58% and 51%, respectively, of net sales for the same periods of the prior year, with the Asia Pacific and Japan regions experiencing the highest percentage increase. Net sales to Europe were also stronger than in the year-ago periods. Spares and service revenue for the three and nine month periods of fiscal 1996 increased 41% and 58%, respectively, as compared to the same periods of the prior fiscal year, as a result of increases in the Company's installed machine base. The semiconductor industry is presently experiencing volatility in terms of product demand and product pricing. As a result, semiconductor manufacturers are exercising caution in making their capital equipment decisions and have in certain cases rescheduled or cancelled planned capital purchases. As a result of the uncertainties of this current market environment, the Company anticipates that its quarterly revenues and profits will not continue to grow as they have in the past several quarters and may fluctuate from quarter to quarter.*

     Royalty income increased by 69% from the year-ago quarter due to improvement in the Japanese semiconductor market, which resulted in increased sales of products incorporating the Company's technology being licensed by Tokyo Electron Limited (TEL) and Sumitomo Metal Industries, Ltd. (SMI). Royalty income for the third fiscal quarter of 1996 was lower than the immediately preceding quarter, and the Company expects royalty income will continue to fluctuate on a quarterly basis.*

     The Company's gross margin percentage decreased to 48.5% in the third quarter of fiscal 1996 as compared to 48.8% in the comparable quarter of fiscal 1995, while the gross margin percentage increased to 48.7% for the nine month period ended March 31, 1996 as compared to 48.4% for the nine months ended March 31, 1995. The decrease in gross margin percentage during the third quarter of fiscal 1996 as compared to the year-ago period was due in part to product mix, as the Company sold a higher percentage of lower margin TCP and Alliance machines and a lower percentage of higher margin Rainbow machines. The Company anticipates that gross margin percentages will decline somewhat in succeeding quarters due in part to the increased market acceptance of the newer technology Alliance and TCP products, which currently have lower margins than the Company's Rainbow products.* The Company is actively pursuing margin improvement programs on these products.

     Research and development (R&D) expense increased for the three and nine month periods ended March 31, 1996 by 47% and 45% over the prior year periods, but as a percentage of total revenue was lower than the comparable prior year period. The increased expense was due to continued expenditures on advanced etch applications, continued development of CVD technologies, including Deep SubMicron (DSM-TM-) 9800 (formerly Integrity-Registered Trademark-) and Deep SubMicron(DSM-TM-) 9900 (formerly Epic-TM-), further enhancements of the TCP, Alliance and Rainbow products and continued development of the Company's flat panel display technology. Although the Company has increased engineering headcount and spending, these expenditures have increased at a slightly slower rate than the Company's revenue. During the quarter ended December 31, 1995, construction began on an additional engineering facility at the Company's Fremont campus, which the Company will occupy under an operating lease. This facility is expected to be operational by the end of the current fiscal year.*

     Selling, general and administrative (SG&A) expenses for the three and nine month periods ended March 31, 1996 increased by 60% and 65%, respectively, over prior year periods. The Company has added employees in all customer support, sales and administration areas to accommodate the increased sales volume. During the quarter ended March 31, 1996, the Company experienced increased expenditures for field service, compared to the same period of the prior fiscal year, to accommodate the increasing installed machine base; and for information technology support related to the occupancy of new worldwide facilities. Due to the increased revenue from foreign sales; SG&A expenditures by the Company's foreign subsidiaries rose at a rate slightly higher than in the United States. During the third quarter of fiscal 1996, the Company relocated and began the expansion of its Taiwan facility, which will include a product demonstration laboratory and a training facility. In July 1995, the Company opened a new manufacturing customer support and training center facility in Korea and is expanding its facilities in Japan.

     The effective tax rate for the three month and nine month fiscal 1996 periods is 32% compared to 30% for the prior year periods due primarily to the expiration of the federal research and development credit.

     As a result of the current business environment, the Company has implemented a number of expense and capital spending programs to manage operating costs.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $57.1 million for the nine months ended March 31, 1996, derived from income before depreciation and amortization expenses totaling $102.6 million, offset by the increases in inventories and accounts receivable related to the sales volume increase. In addition, $46.6 million was provided from the sale of yen-denominated Japanese receivables to a bank (under an agreement amended during the third quarter of fiscal 1996 under which the Company may sell up to a total of 6.0 billion yen of yen-denominated, $56.7 million at March 31, 1996, Japanese receivables to the bank). Capital expenditures for the nine month period were $52.1 million, primarily for new facility leasehold improvements, and furnishings at the Fremont campus, Japan facility, Taiwan facility and the new manufacturing
facility  in Korea.   The

Company had net purchases of short-term investments of $61.0 million for the nine-month period. During the third quarter of fiscal year 1996, the Company renegotiated a lease agreement related to two of its research and development buildings and as a result, $25.0 million of previously restricted investments ("restricted cash") became unrestricted and as a result have been included in short-term investments at March 31, 1996. Cash receipts from investing activities of $12.0 million were provided from the sale of Brooks Automation, Inc. securities. Also contributing to the overall use of cash were payments of $9.0 million relating to long-term debt and capital lease obligations.

     As of March 31, 1996, the Company had $139.5 million in cash, cash equivalents and short-term investments compared with $101.0 million at June 30, 1995. The Company has a total of $210.0 million available under a syndicated bank line of credit which expires in December 1998. At March 31, 1996, the Company had borrowed $15.0 million against the line of credit.

     The Company believes that its cash, cash equivalents, short-term investments and available line of credit at the end of the third quarter of fiscal 1996 are adequate to support current levels of operations for at least the next twelve months.*

RISK FACTORS

HIGHLY COMPETITIVE INDUSTRY

     The semiconductor processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. In addition, the Company intends to continue to invest substantial resources to increase sales of its systems to Japanese semiconductor manufacturers, who represent a substantial portion of the worldwide semiconductor market and whose market is difficult for non-Japanese equipment companies to penetrate. The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis, and certain of the Company's competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, there are smaller emerging semiconductor equipment companies which provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch or deposition products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

DEPENDENCE ON NEW PRODUCTS AND PROCESSES; RAPID TECHNOLOGICAL CHANGE

     Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in research and development. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers would be adversely affected. In addition, in connection with the development of the Company's new products, the Company invests in high levels of preproduction inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could have an adverse effect on the Company's financial results.

CURRENT VOLATILITY IN THE SEMICONDUCTOR INDUSTRY

     The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and historically experienced periodic downturns. While the semiconductor industry has not recently followed these cycles, it is presently experiencing volatility in terms of product demand and product pricing. This volatility has had an adverse effect on the semiconductor industry's demand for semiconductor processing equipment. No assurance can be given that the Company's revenue and operating results will not be adversely affected if downturns in the semiconductor industry occur in the future. In addition, the need for continued investments in research and development, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability will limit the Company's ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to remain profitable in the future.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's revenue and operating results may fluctuate from quarter to quarter. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems which can range in price from $300,000 to over $2 million. Some of these systems are ordered and shipped during the same quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders for even a small number of systems were not received in time to enable shipment during the quarter, if anticipated shipments were delayed or cancelled by one or more customers or if shipments were delayed due to manufacturing difficulties. In particular, the Company has experienced certain cases of rescheduling or cancellation of orders. The Company's revenue and operating results may also fluctuate due to the mix of products sold, the channel of distribution or the level of royalty income from the Company's Japanese licenses. The Company generally realizes a higher margin on sales of its mature etch products and on revenue from service and spare parts than on sales of new TCP and Alliance products. Newer products usually have lower margins in the initial phase of production. In addition, direct sales have higher margins than sales through the Company's distributor. Increases or decreases in royalty income will also have a disproportionate impact on operating income and will continue to fluctuate on a quarterly basis. The impact of these and other factors on the Company's revenues and operating results in any future periods is difficult for the Company to forecast.

DEPENDENCE ON KEY SUPPLIERS

     Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

ENVIRONMENTAL REGULATIONS

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

INTERNATIONAL SALES

     The Company anticipates that export sales will continue to account for a significant portion of its net sales. Additionally, the Company continues to expand its international operations, including expansion of its facilities in Asia. As a result, a significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY MATTERS

     From time to time, the Company is notified that it may be in violation of certain patents. In such cases, the Company's policy is to defend against the claims or negotiate licenses where considered appropriate. However, no assurance can be given that it will be able to obtain necessary licenses on commercially reasonable terms.


     The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In October 1993, Varian Associates, Inc. (Varian) brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery. No trial date has been set. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms or at all if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit if decided against the Company, will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.29 Operating Lease Agreement between Lam Research Corporation and the Industrial Bank of Japan, Limited dated March 27, 1996

     Exhibit 11.1   Statement Re:  Computation of Earnings Per
                    Share
     Exhibit 27     Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1996


                              LAM RESEARCH CORPORATION


                              By:\s\ Henk J. Evenhuis
                                 --------------------------------
                                 Henk J. Evenhuis, Executive Vice
                                 President, Finance & Chief
                                 Financial Officer