Form 10-Q
period 1996-09-30
LAM RESEARCH CORP
filed 1996-11-13
CIK 707549

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1996


Commission File No.  0-12933



                           LAM RESEARCH CORPORATION
            (Exact name of Registrant as specified in its charter)


                  DELAWARE                               94-2634797
      --------------------------------             -----------------------
      (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                          94538
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES X           NO
                            ---          -----

As of September 30, 1996 there were 30,482,280 shares of Registrant's Common Stock outstanding.

                                     INDEX


                                                                Page
                                                                 No.
                                                                ----

PART I.   FINANCIAL INFORMATION ................................  3

Item 1.   Financial Statements (unaudited)....................... 3

               Condensed Consolidated Balance Sheets............. 3
               Condensed Consolidated Statements of Income....... 4
               Condensed Consolidated Statements of Cash Flows... 5 Notes to Condensed Consolidated Financial
                    Statements................................... 6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................... 8

               Results of Operations............................. 8
               Liquidity and Capital Resources................... 10
               Risk Factors...................................... 11


PART II.  OTHER INFORMATION.....................................  14

Item 1.   Legal Proceedings.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                           LAM RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                   September 30,    June 30,
                                                        1996          1996
                                                    (Unaudited)      (Note)
                                                   -------------    --------

Assets

Cash and cash equivalents                               $ 22,930    $ 62,879
Short-term investments                                   107,465      67,605
Accounts receivable, net                                 230,338     256,767
Inventories                                              282,910     322,366
Prepaid expenses and other assets                         19,120      17,193
Deferred income taxes                                     50,035      50,035
                                                        --------    --------
         Total Current Assets                            712,798     776,845

Equipment and leasehold improvements, net                208,352     170,839
Other assets                                              22,434      21,681
                                                        --------    --------
         Total Assets                                   $943,584    $969,365
                                                        ========    ========
Liabilities and Stockholders' Equity

Trade accounts payable                                  $ 58,032    $112,883
Accrued expenses and other
   current liabilities                                   147,352     155,874
Line of credit borrowings                                 35,000      25,000
Current portion of long-term debt and
   capital lease obligations                              13,952      12,896
                                                        --------    --------
         Total Current Liabilities                       254,336     306,653

Long-term debt and capital lease
   obligations, less current portion                      67,408      52,926
                                                        --------    --------
         Total Liabilities                               321,744     359,579
Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 30,482 shares at September 30,
   1996 and 30,266 shares at June 30, 1996                    30          30
Additional paid-in capital                               299,604     298,160
Retained earnings                                        322,206     311,596
                                                        --------    --------
         Total Stockholders' Equity                      621,840     609,786
                                                        --------    --------
                                                        $943,584    $969,365
                                                        ========    ========

--------------------------
Note -- The Condensed Consolidated Balance Sheet at June 30, 1996 has been derived from the audited financial statements at that date.
         See Notes to condensed consolidated financial statements.

                           LAM RESEARCH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)


                                           Three Months Ended
                                          --------------------
                                              September 30,
                                              -------------
                                            1996       1995
                                          --------   ---------

Net sales                                 $276,200   $257,747
Royalty income                               6,559      5,497
                                          --------   --------
       Total revenue                       282,759    263,244

Costs and expenses:
  Cost of goods sold                       167,653    134,707
  Research and development                  41,525     35,983
  Selling, general and
    administrative                          48,882     47,584
  Restructuring charge                       9,021          -
                                          --------   --------
    Operating income                        15,678     44,970

Other expense, net                             515        172
                                          --------   --------
Income before income taxes                  15,163     44,798
Income taxes                                 4,553     14,331
                                          --------   --------
Net income                                $ 10,610   $ 30,467
                                          ========   ========
Net income per share
          Primary                         $   0.35   $   1.07
                                          ========   ========
          Fully diluted                   $   0.35   $   1.00
                                          ========   ========
Number of shares used in
  per share calculations
          Primary                           30,600     28,400
                                          ========   ========
          Fully diluted                     30,600     31,125
                                          ========   ========


                       See Notes to condensed consolidated financial statements.

                           LAM RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                             Three Months Ended
                                         ----------------------------
                                         September 30,  September 30,
                                             1996          1995
                                         -------------  -------------


Cash flows from operating activities:

  Net income                                $ 10,610       $ 30,467
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization               12,023          7,153
  Change in certain working capital
    accounts                                     585        (12,566)
                                            --------       --------
Net cash provided by operating
  activities                                  23,218         25,054

Cash flows from investing activities:

    Capital expenditures                     (30,202)       (18,206)
    Purchase of short-term investments      (161,297)       (95,759)
    Sale of short-term investments           121,437         54,123
    Proceeds from sales of securities              -         12,038
    Other                                       (753)        (2,470)
                                            --------       --------
Net cash used in investing activities        (70,815)       (50,274)
                                            ========       ========
Cash flows from financing activities:

  Proceeds from borrowings under
    line of credit                            35,000              -
  Repayments of borrowings under
    line of credit                           (25,000)             -
  Sale of stock, net of issuance
    costs                                      1,444            618
  Principal payments on long-term debt
    and capital lease obligations             (3,796)        (6,541)
                                            --------       --------
Net cash provided by (used in)
  financing activities                         7,648         (5,923)
                                            --------       --------
Net decrease in cash and
  cash equivalents                           (39,949)       (31,143)

Cash and cash equivalents at beginning
  of period                                   62,879         43,675
                                            --------       --------
Cash and cash equivalents at end of
  period                                    $ 22,930       $ 12,532
                                            ========       ========

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company") for the year ended June 30, 1996, which are included in the Annual Report on Form 10-K, File number 0-12933.

     The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1997.

NOTE B -- INVENTORIES

     Inventories consist of the following:


                                                   September 30,         June 30,
                                                        1996               1996
                                                 ----------------      -----------
                                                            (in thousands)

        Raw materials                                   $160,936         $167,513
        Work-in-process                                   98,029          122,828
        Finished goods                                    23,945           32,025
                                                        --------         --------
                                                        $282,910         $322,366
                                                        ========         ========

NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:


                                                   September 30,         June 30,
                                                       1996                1996
                                                ----------------      -----------
                                                             (in thousands)
        Equipment                                       $152,746         $120,770
        Furniture & fixtures                              49,568           45,740
        Leasehold improvements                           101,628           88,131
                                                        --------         --------
                                                         303,942          254,641

        Accumulated depreciation and
          amortization                                   (95,590)         (83,802)
                                                        $208,352         $170,839
                                                        ========         ========

NOTE D --  OTHER EXPENSE, NET

     The significant components of other expense, net are as follows (in thousands):

                      Three Months Ended
                      ------------------
                         September 30,
                        1996       1995
                      -------    -------

Interest Expense      $ 1,536    $ 1,968
Interest Income        (1,119)    (1,375)
Other                      98       (421)
                      -------    -------
                      $   515    $   172
                      =======    =======

NOTE E --  LINE OF CREDIT

     During fiscal 1996, the Company entered into a syndicated bank line of credit totaling $210.0 million, which expires in December 1998. At September 30, 1996, the Company had outstanding borrowings of $35.0 million against the line of credit.

NOTE F --  NET INCOME PER SHARE

     For the three month periods ended September 30, 1996 and 1995, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. In addition, fully diluted net income per share for the three month period ended September 30, 1995 reflects the assumed conversion of the Company's convertible subordinated debentures at the beginning of that period, and also adds the interest expense incurred on the debentures, net of income tax effect, to the net income amount for use in the fully diluted calculation. The convertible subordinated debentures were called by the Company during the fourth quarter of fiscal 1996, and therefore the impact of the assumed conversion is not included in the fully diluted net income per share for the three month period ended September 30, 1996.

NOTE G --   RESTRUCTURING

     During the first quarter of fiscal 1997, the Company restructured its operations by consolidating its previous business unit structure into a more centralized functional organization. As a result of the restructuring, and in response to industry conditions, the Company reduced its work force by approximately 11%. The Company recorded a restructuring charge of $9.0 million for costs related primarily to severance compensation and consolidation of facilities.


NOTE H --   LITIGATION

     See Part II, item 1 for discussion of litigation.

ITEM 2.   Management's Discussion and Analysis of Financial
          --------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

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

The components of the Company's statements of income, expressed as a percentage of total revenue, are as follows:

                                        Three Months Ended
                                            September 30,
                                        1996            1995
                                       -----            -----

        Net Sales                       97.7%            97.9%
        Royalty income                   2.3              2.1
                                       -----            -----

                                       100.0            100.0

        Cost of goods sold              59.3             51.2
        Research and development        14.7             13.6
        Selling, general
          & administrative              17.3             18.1
        Restructuring charge             3.2                -
                                       -----            -----

                 Operating income        5.5             17.1

        Other expense, net               0.1              0.1
                                       -----            -----

        Income before taxes              5.4             17.0

        Income taxes                     1.6              5.4
                                       -----            -----

                 Net income              3.8%            11.6%
                                       =====             ====

Results of Operations
---------------------

     Net sales for the three month period ended September 30, 1996, were 7% higher compared to the year-ago period but were 25% lower than the preceding quarter. Alliance(tm) cluster systems continued to increase as a percentage of total revenue. The increased Alliance sales were offset by a reduction in Advanced Capability Rainbow(tm) system revenue due in part to a softening demand (related to current semiconductor industry-wide market conditions) for these single-chamber etch products. Transformer Coupled Plasma(tm) (TCP(tm)) etch system revenue remained flat as a percentage of total machine revenue when compared to the year-ago period but decreased slightly when compared to the preceding quarter. This decrease in stand alone TCP systems was due in part to increasing customer preference for Alliance cluster systems which utilize from one to four TCP etch chambers each. Total export sales were 68% of total revenue during the first quarter of fiscal 1997 compared to 61% and 67% of total revenue, respectively, for the year-ago period and the preceding quarter. Asia Pacific region net sales increased 39% when comparing first quarter fiscal 1997 against first quarter fiscal 1996, but decreased 28% when compared to the fourth quarter of fiscal 1996. Total spares and service revenue for the first quarter of fiscal 1997 increased 11% and decreased 7%, respectively, compared to the year-ago period and preceding quarter. The worldwide semiconductor market is presently experiencing a slowdown in product demand and volatility in product pricing. This slowdown and volatility have caused a reduction in demand for semiconductor processing equipment. Accordingly, during the first quarter of fiscal 1997, the Company's revenue was adversely affected by the worldwide slowdown in the semiconductor market. The Company anticipates that its sales will continue to be adversely affected by this slowdown and therefore the revenue levels achieved for the remaining quarters of fiscal 1997 may be lower than the revenue levels achieved in the first quarter of fiscal 1997.*

     Royalty income increased 19% from the year-ago period and remained flat compared to the preceding quarter. The Company expects that royalty income will decrease in subsequent quarters as the current royalty agreement with Tokyo Electron Limited which was due to expire in December 1996, has been renewed at a significantly lower royalty rate.*

     The Company's gross margin percentage declined to 40.7% in the first quarter of fiscal 1997 compared with 48.8% and 46.5%, respectively, for the year-ago period and the preceding quarter. Approximately half of the decline in the Company's gross margin can be attributed to a change in product mix; and the remaining half to a combination of excess manufacturing capacity costs, increased warranty and installation costs and charges related to an inventory reduction program. During the first quarter of fiscal 1997, the Company's product mix continued to shift to a higher percentage of the less mature, lower margin Alliance cluster products. During fiscal 1996 the Company sold a higher percentage of the higher margin Rainbow products. As a result of reduced manufacturing volumes and increased facilities-related costs the Company experienced substantial excess manufacturing capacity during the first quarter of fiscal 1997 that contributed to the decline in gross margin. Warranty and installation costs continued to increase as a percentage of the reduced sales levels. Also contributing to the decline in gross margin were costs incurred in relation to a first quarter fiscal 1997 inventory reduction program involving the return of certain inventory to suppliers. During the first quarter of fiscal 1997, the Company also incurred lower gross margins on its spares and service revenue due to increasing service contract costs and increasing spare parts costs. The Company anticipates that the slowdown in the worldwide semiconductor industry will continue to negatively impact its gross margins for the remainder of fiscal 1997.*

     Research and development (R&D) expenses for the quarter ended September 30, 1996 were 15.4% higher than the year-ago period but 18.8% lower than the preceding quarter. During the first quarter of fiscal 1997, the Company implemented a restructuring of its operations which eliminated the prior business unit structure. As a result, the Company centralized its R&D activities and eliminated certain duplicate functions. The Company believes that in order to remain competitive it must continue to substantially invest in R&D. The Company continues to invest in advanced etch applications, chemical vapor deposition (CVD) technologies, flat panel display technology and continued enhancements of the Alliance and TCP products.

     Selling, general and administrative (SG&A) expenses increased 2.7% during the first quarter of fiscal 1997 compared to the year-ago period but decreased 23.9% compared to the preceding quarter. During fiscal 1996, the Company added new employees in all areas to accommodate the increase in sales volume. However, as a result of the slowdown in the industry, the Company implemented a restructuring of its operations during the first quarter of fiscal 1997, and implemented programs to reduce expenses and capital spending.

     As part of the restructuring, the Company recorded a charge of $9.0 million related primarily to severance compensation and consolidation of facilities. The Company expects that operating expenses may continue to decline on a dollar basis in fiscal 1997 compared to fiscal 1996 but may be slightly higher as a percentage of revenue.*

     The effective tax rate for the fiscal 1997 period is 30% compared to 32% for the prior year period due primarily to the reinstatement of the federal research and development tax credit for fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities was $23.2 million for the three months ended September 30, 1996, derived primarily from net income before depreciation and amortization expenses totaling $22.6 million. The decline in system shipments contributed to decreases in receivables, inventory and accounts payable. Also contributing to the decrease in inventory was the impact of a Company-wide inventory reduction program. During the first quarter of fiscal 1997, an additional $35.0 million was provided from the sale of yen-denominated Japanese receivables to a bank (under an amended agreement whereby the Company increased the amount of yen-denominated Japanese receivables it may sell to the bank from 6 billion yen to 9 billion). At September 30, 1996, $70.8 million of the total receivables sold under this agreement remained uncollected by the bank and subject to recourse provisions. Capital expenditures for the three month period ended September 30, 1996 were $30.2 million, primarily for capitalization of Alliance demonstration machines, and the completion of facility leasehold improvements and furnishings. Also contributing to the cash used in investing activities were net purchases of short-term investments of $39.9 million. Net cash provided from financing was $7.6 million.

     As of September 30, 1996, the Company had $130.4 million in cash, cash equivalents and short-term investments compared with $130.5 million at June 30, 1996. The Company has a total of $210.0 million available under a syndicated bank line of credit which is due to expire in December 1998. Borrowings under the line of credit bear interest at the bank's prime rate or 0.7% to 0.9% over London Interbank Offered Rate. Borrowings under the line of credit are subject to the Company's compliance with financial covenants. At September 30, 1996, the Company had borrowings against the syndicated bank line of credit of $35.0 million.

     The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the first quarter of fiscal 1997 are considered adequate to support current levels of operations for at least the next twelve months.*

Risk Factors
------------

CURRENT VOLATILITY IN THE SEMICONDUCTOR INDUSTRY

     The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and historically experienced periodic downturns. The semiconductor industry has recently followed such cyclicality and is presently experiencing such a downturn in product demand and pricing. This slowdown has had an adverse effect on the semiconductor industry's demand for semiconductor processing equipment which has had an adverse effect on the Company's operating results in the first quarter of fiscal 1997. The Company anticipates that the current slowdown in demand for semiconductor equipment will continue to adversely impact the Company's operating results through fiscal 1997.* No assurance can be given that the Company's revenue and operating results will not continue to be adversely affected for longer or by future downturns. In addition, the need for continued investments in R&D, substantial capital equipment requirements and extensive ongoing worldwide customer service and support capability may limit the Company's ability to reduce expenses. Accordingly, there is no assurance that the Company will be able to remain profitable in the future.

HIGHLY COMPETITIVE INDUSTRY

     The semiconductor processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. In addition, the Company intends to continue to invest substantial resources into its effort to increase sales of its systems to Japanese semiconductor manufacturers, who represent a substantial portion of the worldwide semiconductor market and whose market is difficult for non-Japanese equipment companies to penetrate.* The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis, and certain of the Company's competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, there are smaller emerging semiconductor equipment companies which provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics.* If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch or deposition products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. Although no such alliances have yet been formed which have negatively impacted the Company's business. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

DEPENDENCE ON NEW PRODUCTS AND PROCESSES; RAPID TECHNOLOGICAL CHANGE

     Semiconductor manufacturing equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part upon its ability to continue to enhance its existing products and their process capabilities and to develop and manufacture new products with improved process capabilities. As a result, the Company expects to continue to make significant investments in R&D.* The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the development of advanced processes or equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers will be adversely affected. In addition, in connection with the development of the Company's new products, the Company invests in high levels of preproduction inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could have an adverse effect on the Company's financial results.


FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's revenue and operating results may fluctuate from quarter to quarter. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems which can range in price from $300,000 to over $2 million. Some of these systems are ordered and shipped during the same quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders for even a small number of systems were not received in time to enable shipment during the quarter, if anticipated shipments were delayed or cancelled by one or more customers or if shipments were delayed due to manufacturing difficulties. In particular, during the first quarter of fiscal 1997 the Company has experienced certain cases of rescheduling or cancellation of orders, which has had an adverse effect on the Company's operating results. The Company's revenue and operating results may also fluctuate due to the mix of products sold, the channel of distribution or the level of royalty income from the Company's Japanese licensees. The Company generally realizes a higher margin on sales of its mature etch products and on revenue from service and spare parts than on sales of new Alliance and chemical vapor deposition products. Newer products usually have lower margins in the initial phase of production. Increases or decreases in royalty income will also have a disproportionate impact on operating income and will continue to fluctuate on a quarterly basis. Specifically, the Company's royalty agreement with Tokyo Electron Limited, which was due to expire in December 1996, has been renewed at a significantly lower royalty rate. The impact of these and other factors on the Company's revenues and operating results in any future periods is difficult for the Company to forecast.

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

INTELLECTUAL PROPERTY MATTERS

     From time to time, the Company is notified that it may be in violation of certain patents. In such cases, the Company's policy is to defend against the claims or negotiate licenses where considered appropriate. However, no assurance can be given that it will be able to obtain necessary licenses on commercially reasonable terms or at all. Any failure to obtain such licenses on commercially reasonable terms, or at all, or litigation resulting from such claims could have a material adverse effect on the Company's business and financial condition.

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
-------   -----------------

     In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery and was reassigned a new judge. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms or at all if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

     Exhibit 10.33 Employment contract for Roger D. Emerick, effective July 1, 1996
     Exhibit 11.1   Statement Re:  Computation of Earnings Per
                    Share
     Exhibit 27     Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1996


                              LAM RESEARCH CORPORATION



                              By:  /s/ Henk J. Evenhuis
                                 -----------------------------------
                                 Henk J. Evenhuis, Executive Vice
                                 President, Finance & Chief
                                 Financial Officer