Form 10-Q
period 1996-12-31
LAM RESEARCH CORP
filed 1997-02-12
CIK 707549

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1996


Commission File No.  0-12933



                            Lam Research Corporation
             (Exact name of Registrant as specified in its charter)


           Delaware                                        94-2634797
---------------------------------                  ---------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification Number)



4650 Cushing Parkway, Fremont, California                      94538
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES X           NO
                            ---            ----

As of December 31, 1996 there were 30,585,280 shares of Registrant's Common Stock outstanding.

                                     INDEX


                                                                       Page
                                                                        No.
                                                                       ----

PART I.   FINANCIAL INFORMATION.......................................   3



Item 1.   Financial Statements (unaudited)............................   3

             Condensed Consolidated Balance Sheets ...................   3
             Condensed Consolidated Statements of Income..............   4
             Condensed Consolidated Statements of Cash Flows..........   5
             Notes to Condensed Consolidated Financial Statements.....   6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   9

             Results of Operations....................................   9
             Liquidity and Capital Resources..........................  11
             Risk Factors.............................................  12


PART II.  OTHER INFORMATION...........................................  16

Item 1.   Legal Proceedings...........................................  16

Item 4.   Results of Vote of Stockholders.............................  16

Item 6.   Exhibits and Reports on Form 8-K............................  17

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                           LAM RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands except per share data)

                                                              December 31,           June 30,
                                                                 1996                  1996
                                                              (Unaudited)             (Note)
                                                            --------------          ----------
Assets

Cash and cash equivalents                                          $17,034             $62,879
Short-term investments                                             143,333              67,605
Accounts receivable, net                                           202,896             256,767
Inventories                                                        256,923             322,366
Prepaid expenses and other assets                                   21,872              17,193
Deferred income taxes                                               51,120              50,035
                                                            --------------          ----------
        Total Current Assets                                       693,178             776,845

Equipment and leasehold improvements, net                          199,139             170,839
Other assets                                                        28,323              21,681
                                                            --------------          ----------
        Total Assets                                              $920,640            $969,365
                                                            ==============          ==========

Liabilities and Stockholders' Equity

Trade accounts payable                                             $69,058            $112,883
Accrued expenses and other
   current liabilities                                             135,720             155,874
Line of credit borrowings                                           10,000              25,000
Current portion of long-term debt and
   capital lease obligations                                        14,181              12,896
                                                            --------------          ----------

        Total Current Liabilities                                  228,959             306,653

Long-term debt and capital lease
   obligations, less current portion                                61,844              52,926
                                                            --------------          ----------

        Total Liabilities                                          290,803             359,579

Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 30,585 shares at December 31,
   1996 and 30,266 shares at June 30, 1996                              31                  30
Additional paid-in capital                                         305,107             298,160
Retained earnings                                                  324,699             311,596
                                                            --------------          ----------

        Total Stockholders' Equity                                 629,837             609,786
                                                            --------------          ----------
                                                                  $920,640            $969,365
                                                            ==============          ==========

------------------------
Note -- The Condensed Consolidated Balance Sheet at June 30, 1996 has been derived from the audited financial statements at that date.

        See Notes to condensed consolidated financial statements.

                           LAM RESEARCH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)


                                           Three Months Ended                  Six Months Ended
                                        --------------------------        --------------------------
                                              December 31,                       December 31,
                                              ------------                       ------------
                                          1996             1995             1996             1995
                                        ---------        ---------        ---------        ---------
Net sales                                $236,646         $284,195         $512,846         $541,942
Royalty income                              4,710            6,322           11,269           11,819
                                        ---------        ---------        ---------        ---------
                Total revenue             241,356          290,517          524,115          553,761

Costs and expenses:
  Cost of goods sold                      153,232          148,507          320,885          283,214
  Research and development                 38,846           39,054           80,371           75,037
  Selling, general and
    administrative                         45,686           52,578           94,568          100,162
  Restructuring charge                          -                -            9,021                -
                                        ---------        ---------        ---------        ---------
                Operating income            3,592           50,378           19,270           95,348

Other expense, net                            547            1,145            1,062            1,317
                                        ---------        ---------        ---------        ---------
Income before income taxes                  3,045           49,233           18,208           94,031
Income taxes                                  552           15,754            5,105           30,085
                                        ---------        ---------        ---------        ---------
Net income                                 $2,493          $33,479          $13,103          $63,946
                                        =========        =========        =========        =========
Net income per share
        Primary                             $0.08            $1.18            $0.43            $2.26
                                        =========        =========        =========        =========
        Fully diluted                       $0.08            $1.12            $0.43            $2.12
                                        =========        =========        =========        =========
Number of shares used in
  per share calculations
        Primary                            30,900           28,300           30,750           28,350
                                        =========        =========        =========        =========
        Fully diluted                      30,900           30,875           30,750           31,000
                                        =========        =========        =========        =========

           See Notes to condensed consolidated financial statements.

                           LAM RESEARCH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                  ------------------------------------
                                                   December 31,          December 31,
                                                       1996                  1995
                                                  --------------        --------------
 Cash flows from operating activities:

   Net income                                            13,103                63,946
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
   Depreciation and amortization                         23,166                14,803
   Deferred income taxes                                 (1,085)                    -
   Change in certain working capital accounts            55,834               (47,898)
                                                  --------------        --------------

 Net cash provided by operating activities               91,018                30,851

 Cash flows from investing activities:

     Capital expenditures                               (37,310)              (22,736)
     Purchase of short-term investments                (380,835)             (191,932)
     Sale/maturities of short-term investments          305,107               157,459
     Restricted cash                                          -                   900
     Proceeds from sales of securities                        -                12,038
     Other                                               (6,642)               (5,633)
                                                  --------------        --------------
 Net cash used in investing activities                 (119,680)              (49,904)
                                                  --------------        --------------


 Cash flows from financing activities:

   Proceeds from borrowings under line of credit         45,000                     -
   Repayments of borrowings under line of credit        (60,000)                    -
   Sale of stock, net of issuance costs                   6,948                   999
   Proceeds from issuance of long-term debt                 184                     -
   Principal payments on long-term debt
     and capital lease obligations                       (9,315)               (7,155)
    Other                                                     -                  (681)
                                                  --------------        --------------

 Net cash used in financing activities                  (17,183)               (6,837)
                                                  --------------        --------------

 Net decrease in cash and  cash equivalents             (45,845)              (25,890)

 Cash and cash equivalents at beginning
   of period                                             62,879                43,675
                                                  --------------        --------------
 Cash and cash equivalents at end of period              17,034                17,785
                                                  ==============        ==============

           See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

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

     The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1997.

NOTE B -- INVENTORIES

     Inventories consist of the following:

                                                 December 31,        June 30,
                                                     1996              1996
                                               --------------     -----------
                                                        (in thousands)

       Raw materials                                $ 154,592        $167,513
       Work-in-process                                 76,249         122,828
       Finished goods                                  26,082          32,025
                                               --------------     -----------
                                                    $ 256,923        $322,366
                                               ==============     ===========

NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:


                                                December 31,      June 30,
                                                   1996             1996
                                              --------------     -----------
                                                       (in thousands)
      Equipment                                    $ 154,771        $120,770
      Furniture & fixtures                            51,644          45,740
      Leasehold improvements                          96,866          88,131
                                              --------------     -----------
                                                     303,281         254,641

      Accumulated depreciation and
        amortization                                (104,142)        (83,802)
                                              --------------     -----------
                                                   $ 199,139        $170,839
                                              ==============     ===========

NOTE D --  OTHER EXPENSE, NET

     The significant components of other expense, net are as follows (in thousands):

                       Three Months Ended             Six Months Ended
                          December 31,                   December 31,
                        1996      1995               1996          1995
                  -----------------------------    -------------------------
Interest Expense      $ 1,271       $ 2,131        $ 2,807      $ 4,099
Interest Income        (1,316)       (1,364)        (2,435)      (2,739)
Other                     592           378            690          (43)
                  -----------------------------    -------------------------
                      $   547       $ 1,145        $ 1,062      $ 1,317
                  =============================    =========================


NOTE E --   LINE OF CREDIT

     During fiscal 1996, the Company entered into a syndicated bank line of credit totaling $210.0 million, which expires in December 1998. At December 31, 1996, the Company had outstanding borrowings of $10.0 million against the line of credit.

NOTE F --  NET INCOME PER SHARE

     For the three and six month periods ended December 31, 1996 and 1995, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. In addition, fully diluted net income per share for the three and six month periods ended December 31, 1995 reflects the assumed conversion of the Company's convertible subordinated debentures at the beginning of that period, and also adds the interest expense incurred on the debentures, net of income tax effect, to the net income amount for use in the fully diluted calculation. The convertible subordinated debentures were called by the Company during the quarter ended June 30, 1996, and therefore the impact of the assumed conversion is not included in the fully diluted net income per share for the three and six month periods ended December 31, 1996.

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

NOTE H --   STOCKHOLDER RIGHTS PLAN

     On January 23, 1997, the Company adopted a Shareholder Rights Plan (the Rights Agreement). Pursuant to the Rights Agreement rights will be distributed as a dividend at the rate of one right for each share of common stock, par value $0.001 per share, of the Company held by stockholders of record as of the close of business on January 31, 1997. The Rights will expire on January 31, 2007, unless redeemed or exchanged. Under the Rights Agreement, each right initially will entitle the registered holder to buy one unit of a share of preferred stock for $250.00. The rights will become exercisable only if a person or group (other than stockholders currently owning 15 percent of the Company's common stock) acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.


NOTE I --   LITIGATION

     See Part II, item 1 for discussion of litigation.

ITEM 2.   Management's Discussion and Analysis of Financial
          --------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

     The information in this discussion contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such statements are subject to certain risks and uncertainties, including those discussed below and under the heading Risk Factors, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Forward-looking statements are indicated by an asterisk (*). The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The components of the Company's statements of income, expressed as a percentage of total revenue, are as follows:



                                  Three Months          Six Months
                                     Ended                 Ended
                                  December 31           December 31,
                                1996      1995        1996      1995
                             -------------------   --------------------
Net Sales                      98.1%      97.8%      97.9%      97.9%
Royalty income                  1.9        2.2        2.1        2.1
                             -------------------   --------------------
                              100.0      100.0      100.0      100.0


Cost of goods sold             63.5       51.1       61.2       51.1
Research and development       16.1       13.5       15.3       13.6
Selling, general
  & administrative             18.9       18.1       18.1       18.1
Restructuring charge              -          -        1.7          -
                            --------------------   ------------------

Operating income                1.5       17.3        3.7       17.2

Other expense, net              0.2        0.4        0.2        0.2
                            --------------------   ------------------

Income before income taxes      1.3       16.9        3.5       17.0

Income taxes                    0.3        5.4        1.0        5.4
                            --------------------   ------------------

Net income                      1.0%      11.5%       2.5%      11.6%
                            ====================   ==================


Results of Operations
---------------------

     Total revenue for the three month period ended December 31, 1996, was 17% and 15%, respectively, lower compared to the year-ago and preceding periods. Total revenue for the six month period ended December 31, 1996 was $524.1 million, a decrease of $29.6 million from the year-ago period. Overall, total revenue was down due to the reduced demand for equipment caused by oversupply. During the first six months of fiscal 1997, the Company's product mix shifted towards a higher percentage of sales of Alliance/TM/ cluster etch systems and chemical vapor deposition(CVD) systems and a significantly lower percentage of sales of Rainbow/TM/ systems. Total export sales were 63% of total revenue during the second quarter of fiscal 1997 compared to 59% and 68% of total revenue, respectively, for the year-ago quarter and the preceding quarter. Regionally, the Company experienced increased sales in the Far East (Taiwan, Singapore and China) during both the three and six month periods ended December 31, 1996 compared to the year-ago periods. All other regions except Europe experienced decreases in net sales for both the three and six month periods ended December 31, 1996. Total spares and service revenue decreased 5% and 9%, respectively during the second fiscal quarter compared with the year-ago quarter and the preceding quarter, but was slightly higher on a fiscal year-to-date basis. The worldwide semiconductor market has been experiencing a slowdown in product demand. This slowdown has caused a reduction in demand for semiconductor processing equipment. During the first six months of fiscal 1997, the Company's revenue was adversely affected by the worldwide slowdown in the semiconductor market. The Company anticipates that its sales will continue to be adversely affected by this slowdown and therefore the revenue levels achieved for the remaining half of fiscal 1997 may be lower than the revenue level achieved in the first half months of fiscal 1997.*

     Royalty income for the three month period ended December 31, 1996 decreased 25% and 28%, respectively, from the year-ago quarter and the preceding quarter. Royalty income also decreased 5% for the first six months of fiscal 1997 compared to the year-ago period all reductions of which are due to a continued slowdown in demand for wafer processing equipment in the Japanese market sector. The Company expects that royalty income will decrease significantly in subsequent quarters as the recently extended royalty agreement with Tokyo Electron Limited reduces the 5% royalty rate to 1% beginning January 1, 1997.*

     The Company's gross margin percentage declined to 36.5% in the second quarter of fiscal 1997 compared with 48.9% and 40.7%, respectively, for the year-ago quarter and the preceding quarter. Gross margin percentage was 38.8% for the first six months of fiscal 1997 compared with 48.9% for the year-ago period. Approximately half of the decline in the Company's gross margin can be attributed to the change in product sales mix and the remaining half to a combination of excess manufacturing capacity costs and increased warranty and installation costs as a percentage of revenue. During the second quarter of fiscal 1997, the Company's product mix continued to shift to a higher percentage of the newer lower margin Alliance cluster etch and CVD products. During fiscal 1996 the Company sold a higher percentage of the higher margin Rainbow etch products. Furthermore, as a result of reduced manufacturing volumes the Company experienced substantial excess manufacturing capacity during the first and second quarters of fiscal 1997 that contributed to the decline in gross margin. Warranty and installation costs continued to increase as a percentage of the reduced sales levels. Also contributing to the decline in gross margin were costs incurred in relation to a first quarter fiscal 1997 inventory reduction program involving the return of certain inventory to suppliers. During the first six months of fiscal 1997, the Company also incurred lower gross margins on its spares and service revenue due to increasing service contract costs and increasing spare parts costs. The Company anticipates that the slowdown in the worldwide semiconductor industry and the Company's related excess manufacturing costs will continue to negatively impact its gross margins for the remainder of fiscal 1997.*

     Research and development (R&D) expenses for the quarter ended December 31, 1996 were flat compared to the year-ago quarter but decreased

6.5% compared to the preceding quarter. For the six month period ended December 31, 1996, R&D expenses increased 7.1% compared to the same period of the prior fiscal year. During the first quarter of fiscal 1997, the Company implemented a restructuring of its operations which eliminated the prior business unit structure. As a result, the Company centralized its R&D activities and eliminated certain duplicate functions, which resulted in reduced headcount and contributed to the decreased R&D expense for the quarter ended December 31, 1996 compared to the year-ago quarter and preceding quarter. The Company believes that in order to remain competitive it must continue to invest substantially in R&D. The Company continues to invest in advanced etch applications, chemical vapor deposition (CVD) technologies, flat panel display technology and continued enhancements of the Alliance and TCP products.

     Selling, general and administrative (SG&A) expenses decreased 13.1% and 6.5%, respectively, during the second quarter of fiscal 1997 compared to the year-ago quarter and the preceding quarter. In addition, SG&A expenses for the six month period ended December 31, 1996 were 5.6% lower than the prior fiscal year period. During fiscal 1996, the Company added new employees in all areas to accommodate the increase in sales volume. However, as a result of the slowdown in the industry, and the need to keep costs in line with demand, the Company implemented a restructuring of its operations during the first quarter of fiscal 1997, and implemented programs, including a reduction in workforce, to reduce expenses and capital spending. During the second quarter of fiscal 1997, the Company's operating expenses were reduced due to the effects of the restructuring, execution of programs designed to reduce discretionary spending, and a significant reduction in capital spending.

     During the first quarter of fiscal 1997, and as part of the restructuring, the Company recorded a charge of $9.0 million related primarily to severance compensation and consolidation of facilities. The Company expects that operating expenses may continue to decline on a dollar basis in fiscal 1997 compared to fiscal 1996 but may be slightly higher as a percentage of revenue.*

     The effective tax rate for the fiscal 1997 six month period is 28% compared to 32% for the prior year period, due primarily to the reinstatement of the federal research and development tax credit for fiscal 1997 and available tax credits becoming a higher percentage of the Company's lower profit before tax in fiscal 1997.

Liquidity and Capital Resources
-------------------------------

     Net cash from operating activities was $91.0 million for the six months ended December 31, 1996, derived primarily from decreases in working capital. The decline in system shipments contributed to decreases in receivables, inventory and accounts payable. Also contributing to the decrease in inventory was the impact of a Company-wide inventory reduction program. During the first six months of fiscal 1997, an additional $46.7 million was provided from the sale of yen-denominated Japanese receivables to a bank (under an amended agreement whereby the Company increased the amount of yen-denominated Japanese receivables it may sell to the bank from 6 billion yen to 9 billion). At December 31, 1996, $21.2 million of the total receivables sold under this agreement remained uncollected by the bank and subject to recourse provisions. Capital expenditures for the six month period ended December 31, 1996 were $37.3 million, primarily for capitalization of Alliance demonstration machines, and the completion of facility leasehold improvements and furnishings. Also contributing to the cash used in investing activities were net purchases of short-term investments of $75.7 million. Net cash used in financing was $17.2 million due primarily to net repayments of borrowings under the line of credit of $15.0 million and principal debt payments of $9.3 million offset by proceeds from the sale of common stock under the employee stock purchase and option plans.

     As of December 31, 1996, the Company had $160.4 million in cash, cash equivalents and short-term investments compared with $130.5 million at June 30, 1996. The Company has a total of $210.0 million available under a syndicated bank line of credit which is due to expire in December 1998. Borrowings under the line of credit bear interest at the bank's prime rate or 0.7% to 0.9% over London Interbank Offered Rate. Borrowings under the line of credit are subject to the Company's compliance with financial covenants. At December 31, 1996, the Company had borrowings against the syndicated bank line of credit of $10.0 million.

     The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the first quarter of fiscal 1997 are considered adequate to support current levels of operations for at least the next twelve months.*


Risk Factors
------------

CURRENT VOLATILITY IN THE SEMICONDUCTOR INDUSTRY

     The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and historically experienced periodic downturns. The semiconductor industry has recently followed such cyclicality and is presently experiencing such a downturn in product demand and pricing. This slowdown has had an adverse effect on the semiconductor industry's demand for semiconductor processing equipment which has had an adverse effect on the Company's operating results in the first six months of fiscal 1997. The Company anticipates that the current slowdown in demand for semiconductor equipment will continue to adversely affect the Company's operating results through fiscal 1997.* No assurance can be given that the Company's revenue and operating results will not continue to be adversely affected for longer or by future downturns. In addition, the need for continued investments in R&D, substantial capital equipment requirements and extensive ongoing worldwide customer service and support requirements may limit the Company's ability to reduce expenses. Accordingly, there can be no assurance that the Company will be able to remain profitable in the future or if it remains profitable how profitable it will be.*

HIGHLY COMPETITIVE INDUSTRY

     The semiconductor processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. In addition, the Company intends to continue to invest substantial resources into its effort to increase sales of its systems to Japanese semiconductor manufacturers, who represent a substantial portion of the worldwide semiconductor market and whose market is difficult for non-Japanese equipment companies to penetrate.* The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers which have the resources to support customers on a worldwide basis and to provide a single source for a broad range of products, and certain of the Company's competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities and broader product line than the Company. In addition, there are smaller emerging semiconductor equipment companies which provide innovative technology. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics.* Although no such alliances have yet been formed which have negatively impacted the Company's business, if the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch or deposition products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.*

DEPENDENCE ON NEW PRODUCTS AND PROCESSES; RAPID TECHNOLOGICAL CHANGE

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


FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's revenue and operating results may fluctuate from quarter to quarter. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems which can range in price from $300,000 to over $3.5 million. Some of these systems are ordered and shipped during the same quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders for even a small number of systems were not received in time to enable shipment during the quarter, if anticipated shipments were delayed or cancelled by one or more customers or if shipments were delayed due to manufacturing difficulties. In particular, during the first six months of fiscal 1997 the Company has experienced certain cases of rescheduling or cancellation of orders, which have had an adverse effect on the Company's operating results. The Company's revenue and operating results may also fluctuate due to the mix of products sold, the channel of distribution or the level of royalty income from the Company's Japanese licensees. The Company generally realizes a higher margin on sales of its mature etch products and on revenue from service and spare parts than on sales of new Alliance cluster etch, CVD and flat panel display products. While newer products usually have lower margins in the initial phase of production, there can be no assurance that margins will improve as the products mature.* Increases or decreases in royalty income will also have a disproportionate impact on operating income and will continue to fluctuate on a quarterly basis. Specifically, the Company's royalty agreement with Tokyo Electron Limited, which was due to expire in December 1996, has been renewed at a significantly lower royalty rate. The impact of these and other factors on the Company's revenues and operating results in any future periods is difficult for the Company to forecast.

DEPENDENCE ON KEY SUPPLIERS

     Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products.* Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

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

INTERNATIONAL SALES

     The Company anticipates that export sales will continue to account for a significant portion of its net sales. Additionally, the Company continues to expand its international operations, including expansion of its facilities in Asia.* As a result, a significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

CHANGE OF CONTROL

     On January 23, 1997, the Company adopted a Shareholder Rights Plan (the "Rights Plan") in which rights were distributed as a dividend at the rate of one right for each share of common stock, par value $.001 per share, of the Company held by stockholders of record as of the close of business on January 31, 1997. In connection with the adoption of the Rights Plan, the Board of Directors also adopted a number of amendments to the Company's Bylaws, including amendments requiring advance notice of stockholder nominations of directors, stockholder proposals, actions by written consent by stockholders and a stockholder's intention to cumulate votes. The Bylaw amendments also eliminate the right of stockholders to call special meetings of stockholders.
     The Rights Plan may have certain anti-takeover effects. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights Plan and the issuance of the related rights may deter certain acquirors from making takeover proposals or tender offers. The Rights Plan, however, is not intended to prevent a takeover but rather is designed to enhance the ability of the Board of Directors to negotiate with a potential acquiror on behalf of all of the stockholders.
     In addition, certain of the provisions of the Bylaw amendments may have the effect of delaying or deferring a change in control of the Company.

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

ITEM 4. Results of Vote of Stockholders

     The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on October 31, 1996.
     Out of 30,298,633 shares of Common Stock entitled to vote at the meeting, 27,372,313 shares were present in person or by proxy.
     The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE             IN FAVOR    WITHHELD
-------             --------    --------

Roger D. Emerick    26,991,096   381,217
David G. Arscott    27,047,741   324,572
Jack R. Harris      27,045,927   326,386
Grant M. Inman      27,047,156   325,157
Osamu Kano          27,000,163   372,150

     The results of voting on the following items were as set forth below:
(a) Approval of amendment of the Company's 1984 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 350,000 shares to 1,687,500:

                                               BROKER
     IN FAVOR      OPPOSED      WITHHELD      NON-VOTES
     --------      -------      --------      ---------
     26,533,000    571,670      108,498       159,145

(b) Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 1997:

     BROKER
     IN FAVOR      OPPOSED      WITHHELD      NON-VOTES
     --------      -------      --------      -------------
     27,284,278    42,856       45,179        none

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

     Exhibit 3.2/(1)/ Amended and Restated ByLaws of the Registrant, dated January 23, 1997
     Exhibit 4.7/(2)/ Rights Agreement, dated as of January 23, 1997 , between the Registrant and Chase Mellon Shareholder Service, L.L.C., which includes Exhibit B thereto the Form of Right Certificate
     Exhibit 10.34 Agreement between Registrant and Henk J. Evenhuis, dated January 21, 1997
     Exhibit 11.1            Statement Re:  Computation of Earnings Per Share
     Exhibit 27              Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on February 4, 1997, reporting that on January 23, 1997, the Company adopted a Shareholder Rights Plan (the Rights Agreement) and a number of amendments to the Company's ByLaws.
     Pursuant to the Rights Agreement rights will be distributed as a dividend at the rate of one right for each share of common stock, par value $0.001 per share, of the Company held by stockholders of record as of the close of business on January 31, 1997. The Rights will expire on January 31, 2007, unless redeemed or exchanged. Under the Rights Agreement, each right initially will entitle the registered holder to buy one unit of a share of preferred stock for $250.00.
The rights will become exercisable only if a person or group (other than stockholders currently owning 15 percent of the Company's common stock) acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.
     In connection with the adoption of the Rights Plan, the Board of Directors also adopted a number of amendments to the Company's ByLaws, including amendments requiring advance notice of stockholder nomination of directors, stockholder proposals, actions by written consent by stockholders, and a stockholder's intention to cumulate votes. The ByLaw amendments also eliminate the right of stockholders to call special meetings of stockholders.


/(1)/ Incorporated herein by reference to Exhibit 3.10 to the Company's Current Report on Form 8-K filed by the Company on February 4, 1997.

/(2)/ Incorporated herein by reference to Exhibit 1 to the Company's Registration Statement and Form 8-A/A, dated January 30, 1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 1997


                                     LAM RESEARCH CORPORATION



                                      By:/s/ Henk J. Evenhuis
                                         --------------------
                                         Henk J. Evenhuis, Executive Vice
                                         President, Finance & Chief
                                         Financial Officer