Form 10-Q
period 1997-03-31
LAM RESEARCH CORP
filed 1997-05-14
CIK 707549

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 1997

Commission File No.  0-12933


                            LAM RESEARCH CORPORATION
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                    94-2634797
           ---------------                               ---------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)


            4650 CUSHING PARKWAY, FREMONT, CALIFORNIA        94538
           ------------------------------------------     ----------
           (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]           NO [_]

As of March 31, 1997 there were 30,664,502 shares of Registrant's Common Stock outstanding.

                                     INDEX

                                                                 Page
                                                                  No.
                                                                 ----

PART I.   FINANCIAL INFORMATION ................................    3

Item 1.   Financial Statements (unaudited)......................    3
               Condensed Consolidated Balance Sheets.............   3
               Condensed Consolidated Statements of Operations...   4
               Condensed Consolidated Statements of Cash Flows...   5
               Notes to Condensed Consolidated Financial
                 Statements......................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................   9

               Results of Operations.............................  10
               Liquidity and Capital Resources...................  12
               Risk Factors......................................  13

PART II.  OTHER INFORMATION......................................  21

Item 1.   Legal Proceedings......................................  21

Item 6.   Exhibits and Reports on Form 8-K.......................  22

ITEM 1.  FINANCIAL STATEMENTS

                          LAM RESEARCH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands except per share data)

                                                                               March 31,                June 30,
                                                                                  1997                    1996
                                                                              (Unaudited)                (Note)
                                                                         -----------------------   --------------------
Assets

Cash and cash equivalents ...................................                $  9,344                 $ 62,879
Short-term investments ......................................                 153,866                   67,605
Accounts receivable, net ....................................                 207,984                  256,767
Inventories .................................................                 233,075                  322,366
Prepaid expenses and other assets ...........................                  40,222                   17,193
Deferred income taxes .......................................                  53,140                   50,035
                                                                             ........                 ........
                Total Current Assets ........................                 697,631                  776,845

Equipment and leasehold improvements, net ...................                 191,777                  170,839
Other assets ................................................                  33,053                   21,681
                                                                             ........                 ........
                Total Assets ................................                $922,461                 $969,365
                                                                             ========                 ========

Liabilities and Stockholders' Equity

Trade accounts payable ......................................                $100,916                 $112,883
Accrued expenses and other
   current liabilities ......................................                 147,892                  155,874
Line of credit borrowings ...................................                  15,000                   25,000
Current portion of long-term debt and
   capital lease obligations ................................                  13,843                   12,896
                                                                             ........                 ........

                Total Current Liabilities ...................                 277,651                  306,653

Long-term debt and capital lease
   obligations, less current portion ........................                  57,294                   52,926
                                                                             ........                 ........

                Total Liabilities ...........................                 334,945                  359,579
Preferred stock:  5,000 shares authorized;
   none outstanding
Common stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 30,665 shares at March 31,
   1997 and 30,266 shares at June 30, 1996 ..................                      31                       30
Additional paid-in capital ..................................                 307,565                  298,160
Retained earnings ...........................................                 279,920                  311,596
                                                                             ........                 ........

                Total Stockholders' Equity ..................                 587,516                  609,786
                                                                             ........                 ........
                                                                             $922,461                 $969,365
                                                                             ========                 ========

--------------------------------------------

Note -- The Condensed Consolidated Balance Sheet at June 30, 1996 has been derived from the audited financial statements at that date. See Notes to condensed consolidated financial statements.

                          LAM RESEARCH CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share data)
                                 (Unaudited)

                                           Three Months Ended     Nine Months Ended
                                                 March 31,            March 31,
                                           --------------------  ---------------------
                                              1997       1996        1997       1996
                                           ---------   --------   ---------   --------
Net sales                                  $ 214,938   $342,335   $ 727,784   $884,277
Royalty income                                   664      4,304      11,933     16,123
                                           ---------   --------   ---------   --------
     Total revenue                           215,602    346,639     739,717    900,400

Costs and expenses:
  Cost of goods sold                         204,160    178,669     525,045    461,883
  Research and development                    43,845     46,861     124,216    121,898
  Selling, general and
    administrative                            48,096     63,354     142,664    163,516
  Restructuring charge                             -          -       9,021          -
                                           ---------   --------   ---------   --------
      Operating income (loss)                (80,499)    57,755     (61,229)   153,103

Other expense, net                               155        922       1,217      2,239
                                           ---------   --------   ---------   --------
Income (loss) before income taxes            (80,654)    56,833     (62,446)   150,864
Income tax expense (benefit)                 (35,875)    18,184     (30,770)    48,269

Net income (loss)                           $(44,779)  $ 38,649    $(31,676)  $102,595
                                            ========   ========    ========   ========
Net income (loss) per share
      Primary                               $  (1.46)  $   1.37    $  (1.04)  $   3.63
                                            ========   ========    ========   ========
      Fully diluted                         $  (1.46)  $   1.28    $  (1.04)  $   3.40
                                            ========   ========    ========   ========
Number of shares used in
  per share calculations
      Primary                                 30,600     28,200      30,500     28,300
                                            ========   ========    ========   ========
      Fully diluted                           30,600     30,850      30,500     30,950
                                            ========   ========    ========   ========




           See notes to condensed consolidated financial statements.

                          LAM RESEARCH CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                       Nine Months Ended
                                                     ---------------------
                                                     March 31,   March 31,
                                                       1997        1996
                                                     --------   ----------
Cash flows from operating activities:
  Net income (loss)                                  ($31,676)  $ 102,595
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation and amortization                        42,825      23,287
  Deferred income taxes                                (3,105)          -
  Change in certain working capital
    accounts                                           94,315     (68,806)
                                                     --------   ---------
Net cash provided by operating
    activities                                        102,359      57,076
Cash flows from investing activites:
    Capital expenditures                              (43,542)    (52,114)
    Purchase of short-term investments               (474,556)   (332,065)
    Sale of short-term investments                    388,295     271,097
    Restricted cash                                         -      25,024
    Proceeds from sales of securities                       -      12,038
    Purchases of other assets                         (11,479)    (12,694)
                                                     --------   ---------
Net cash used in investing activities                (141,282)    (88,714)
                                                     --------   ---------
Cash flows from financing activities:
  Sale of stock, net of issuance
    costs                                               9,406       4,733
  Proceeds from borrowings under line
    of credit                                          60,000      15,000
  Repayment of borrowings under line
     of credit                                        (70,000)          -
  Proceeds from long-term debt                          1,632           -
  Principal payments on long-term debt
    and capital lease obligations                     (15,650)     (8,959)
  Other                                                     -      (1,628)
                                                     --------   ---------
Net cash provided by (used in)
  financing activities                                (14,612)      9,146
                                                     --------   ---------
Net decrease in cash and
  cash equivalents                                    (53,535)    (22,492)
Cash and cash equivalents at beginning
  of period                                            62,879      43,675
                                                     --------   ---------
Cash and cash equivalents at end of
  period                                             $  9,344   $  21,183
                                                     ========   =========

          See notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the year ended June 30, 1996, which are included in the Annual Report on Form 10-K, File number 0-12933.

     The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1997.

NOTE B -- INVENTORIES

     Inventories consist of the following:

                                      March 31,     June 30,
                                        1997          1996
                                      ---------     --------
                                          (in thousands)

          Raw materials               $124,324      $167,513
          Work-in-process               78,581       122,828
          Finished goods                30,170        32,025
                                      --------      --------
                                      $233,075      $322,366
                                      ========      ========

NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                               March 31,     June 30,
                                                  1997        1996
                                               ---------    --------
                                                  (in thousands)

        Equipment                               $144,904    $120,770
        Furniture & fixtures                      53,495      45,740
        Leasehold improvements                    97,420      88,131
                                                --------    --------
                                                 295,819     254,641

        Accumulated depreciation and
          amortization                          (104,042)    (83,802)
                                                --------    --------
                                                $191,777    $170,839
                                                ========    ========

NOTE D --  OTHER EXPENSE, NET

     The significant components of other expense, net are as follows (in thousands):

                            Three Months Ended       Nine Months Ended
                                 March 31,                March 31,
                             1997        1996         1997         1996
                            ------------------       -------------------
     Interest Expense       $1,267    $ 1,926         $ 4,074    $ 6,026
     Interest Income          (834)    (1,655)         (3,269)    (4,393)
     Other                    (278)       651             412        606
                            ------    -------         -------    -------
                            $  155    $   922         $ 1,217    $ 2,239
                            ======    =======         =======    =======

NOTE E --  LINE OF CREDIT

     During fiscal 1996, the Company entered into a syndicated bank line of credit totaling $210.0 million, which expires in December 1998. At March 31, 1997, the Company had outstanding borrowings of $15.0 million against the line of credit. The Company received amendments or waivers for certain of its financial covenants which would have otherwise been breached by the net loss reported by the Company for the three and nine month periods ended March 31, 1997.

NOTE F --  NET INCOME (LOSS) PER SHARE

     For the three and nine month periods ended March 31, 1997, net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended March 31, 1996, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. The convertible subordinated debentures are not deemed to be common stock equivalents and, accordingly, are excluded from the calculation of primary net income per share. Fully diluted net income per share for the three and nine month periods ended March 31, 1996 reflects the assumed conversion of the Company's convertible subordinated debentures at the beginning of that period, and also adjusts net income to reflect the exclusion of net interest expense and net amortization expense of the debt issuance cost related to the debentures. The convertible subordinated debentures were called by the Company during the quarter ended June 30, 1996.

     In March 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary net income per share (basic earnings per share), the dilutive effect of stock options will be excluded. The Company's basic and diluted earnings (loss) per share as calculated according to FAS 128 would be follows:

                             Three Months Ended         Nine Months Ended
                                 March 31,                   March 31,
                                1997     1996            1997     1996
                             ------------------         -----------------
               Basic           $(1.46)   $1.41          $(1.04)   $3.75
               Diluted         $(1.46)   $1.28          $(1.04)   $3.40

NOTE G --   RESTRUCTURING

     During the first quarter of fiscal 1997, the Company restructured its operations by consolidating its previous business unit structure into a more centralized functional organization. As a result of the restructuring, and in response to industry and market conditions, the Company reduced its work force by approximately 11%. The Company recorded a restructuring charge of $9.0 million for costs related primarily to severance compensation and consolidation of facilities. At March 31, 1997, $2.2 million remains in accrued liabilities relating primarily to executive severance and lease payments remaining on unused facilities. As of March 31, 1997, the Company has made $5.8 million of cash payments relating to the restructuring.

NOTE H --   SHAREHOLDER RIGHTS PLAN

     On January 23, 1997, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of common stock, par value $0.001 per share ("Right"), of the Company held by stockholders of record as of the close of business on January 31, 1997. The Rights will expire on January 31, 2007, unless redeemed or exchanged. Under the Rights Plan, each Right initially will entitle the registered holder to buy one unit of a share of preferred stock for $250.00. The Rights will become exercisable only if a person or group (other than stockholders currently owning 15 percent of the Company's common stock) acquires beneficial ownership of 15 percent or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of the Company's common stock.

NOTE I --   PROPOSED ACQUISITION OF ONTRAK SYSTEMS, INC.

     On March 24, 1997, the Company announced the signing of a definitive Agreement and Plan of Merger (the "Merger Agreement") with OnTrak Systems, Inc. ("OnTrak") and Omega Acquisition Corporation (the "Sub"), a wholly-owned subsidiary of the Company. Under the Merger Agreement, the Sub will be merged with and into OnTrak and OnTrak will become a wholly-owned subsidiary of the Company (the "Merger"). OnTrak's common stock, par value of $0.0001 (the "OnTrak common stock"), and options to acquire OnTrak common stock will be exchanged into 0.83 of a share(("Exchange Ratio") or, in the case of options to acquire shares of OnTrak common stock, for options to purchase 0.83 of a share) of the Company's common stock, subject to adjustments as set forth in the Merger Agreement. The transaction is intended be accounted for as a pooling of interests and is structured to qualify as a tax-free reorganization. The transaction is contingent on the approval of both companies' stockholders and other customary closing conditions. The Company was granted early termination of the waiting period under the Hart Scott Rodino Act on April 15, 1997.

NOTE J --   LITIGATION

     See Part II, item 1 for discussion of litigation.

ITEM 2.   Management's Discussion and Analysis of Financial
          --------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, future revenue, royalty income and gross margins, the anticipated decline in operating expenses and the sufficiency of financial resources to support operations, and are subject to the Safe Harbor provisions created by that statute. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading Risk Factors, that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented on pages 3 to 8 of this Quarterly Report for a full understanding of the Company's financial position and results of operations.

The components of the Company's statements of operations, expressed as a percentage of total revenue, are as follows:

                                                     Three Months              Nine Months
                                                         Ended                   Ended
                                                       March 31,                March 31,
                                                    1997      1996           1997      1996
                                                   ----------------        -----------------
                                                     (%)       (%)            (%)        (%)
              Net sales                             99.7      98.8            98.4      98.2
              Royalty income                         0.3       1.2             1.6       1.8
                                                   -----     -----           -----    ------
                                                   100.0     100.0           100.0     100.0

              Cost of goods sold                    94.7      51.5            71.0      51.3
              Research and development              20.3      13.5            16.8      13.5
              Selling, general
               & administrative                     22.3      18.3            19.3      18.2

              Restructuring charge                     -         -             1.2         -
                                                   -----     -----           -----    ------

              Operating income (loss)              (37.3)     16.7            (8.3)     17.0

              Other expense, net                     0.1       0.3             0.1       0.2
                                                   -----     -----           -----    ------

              Income(loss)before income taxes      (37.4)     16.4            (8.4)     16.8

              Income tax expense (benefit)         (16.6)      5.2            (4.1)      5.4
                                                   -----     -----           -----    ------
              Net income(loss)                     (20.8)     11.2            (4.3)     11.4
                                                   =====     =====           =====    ======

Results of Operations
---------------------

     Total revenue for the three month period ended March 31, 1997, was 11% and 38% lower, respectively, compared to the immediately preceding period and year-ago period. Total revenue for the nine month period ended March 31, 1997 was $739.7 million, a decrease of $160.7 million from the year-ago period. Overall, revenue was down due to the reduced demand for the Company's equipment based on its customers' reduced production capacity requirements in response to the slowdown in the semiconductor market. During the first nine months of fiscal 1997, the Company's product mix shifted towards a higher percentage of sales of Alliance(TM) cluster etch systems and chemical vapor deposition ("CVD") systems, with a significantly lower percentage of sales of Rainbow(TM) etch systems. The percentage of sales of Transformer Coupled Plasma ("TCP(TM)") etch systems remained approximately flat over the nine month period. Total foreign sales decreased to 50% of total revenue during the third quarter of fiscal 1997 compared to 63% and 60%, respectively, of total revenue for the preceding period and the year-ago period and accounted for 75% of the decline in total revenue. All foreign regions experienced declines in total revenue for the three month period compared to the year-ago period with the Asia Pacific and Japan regions, respectively, accounting for 32% and 31% of the total decline in foreign sales. Total spares and service revenue also decreased for both the three and nine month periods ended March 31, 1997 compared with the same periods of the prior year.

     During the first nine months of fiscal 1997, the Company's revenue was adversely affected by the worldwide slowdown in the semiconductor market. While the Company anticipates that, based on current customer order rates, sales for the fourth quarter of fiscal year 1997 will be higher than the third quarter, revenue levels through calendar 1997 are likely to remain lower than the revenue levels achieved for the comparable prior year periods.

     Royalty income for the three month period ended March 31, 1997 decreased 85% from the year-ago quarter. Royalty income also decreased 26% for the first nine months of fiscal 1997 compared to the year-ago period. The reduction in royalty income is due primarily to the lower royalty rate effective January 1, 1997 under the recently extended royalty agreement with Tokyo Electron Limited. The agreement, set to expire on December 31, 1996 was renegotiated at a reduced royalty rate (5% to 1%). The Company expects that this reduced level of royalty income will continue in subsequent quarters.

     The Company's gross margin percentage declined to 5.3% and 29.0%, respectively, for the three and nine month periods ended March 31, 1997 compared with 48.5% and 48.7% for comparable periods of the prior fiscal year. During the third quarter of fiscal 1997, the Company's product mix continued to shift to a higher percentage of the newer, lower margin, Alliance cluster etch and CVD products, as compared to fiscal 1996 when the Company sold a higher percentage of the higher margin Rainbow etch products. As a result of the faster than anticipated customer transition from the single-chamber to the multi-chamber etch platform, and continuing revisions to the design and features of such multi-chamber products, the Company established additional reserves of approximately $42 million during the third quarter for excess and obsolete manufacturing and spares inventory and inventory-related commitments. In addition, due primarily to the increased customer demand for the Company's Alliance cluster and CVD tools, which are more expensive to install and complete warranty obligations, the Company re-evaluated its warranty and installation reserves and determined that additional provisions of approximately $15 million were needed. Furthermore, as a result of reduced manufacturing volumes, the Company experienced excess manufacturing capacity during the three and nine month periods of fiscal 1997 which also contributed to a decline of approximately 3% in gross margin for both periods. Also contributing to the decline in gross margin on a year-to-date basis were restocking charges of approximately $2 million incurred in connection with the Company's inventory reduction program involving the return of certain material to suppliers. In addition, during the first nine months of fiscal 1997, the Company also incurred lower gross margins on its spares and service revenue due a decrease in pricing and a shift in mix between lower margin service and higher margin spares. While the Company expects gross margins in the fourth quarter of fiscal 1997 and the remaining quarters of calendar 1997 to exceed those in the three and nine month periods ended March 31, 1997, the Company anticipates that the slowdown in the worldwide semiconductor industry and the Company's related excess manufacturing capacity will continue to adversely affect its gross margins for the remainder of calendar 1997.

     Research and development ("R&D") expenses for the three and nine month periods ended March 31, 1997 decreased 6% and increased 2%, respectively, when compared to the year-ago periods. During the first quarter of fiscal 1997, the Company implemented a restructuring of its operations which eliminated the prior business unit structure. As a result, the Company centralized its R&D activities and eliminated certain duplicate functions, which resulted in reduced headcount. During fiscal 1996, the Company's R&D expenses grew significantly from quarter to quarter, and therefore the impact of the restructuring on a nine month comparative basis is not as significant as compared to the impact of the restructuring on the three month comparative basis. The Company continues to invest in advanced etch applications, CVD technologies, flat panel display technology ("FPD") and continued enhancements of the Alliance and TCP products. While the Company has reduced its discretionary spending, particularly in areas such as outside consulting and supplies, this reduction was partially offset by an adjustment of approximately $3 million during the third quarter to write-off certain R&D related fixed assets. The Company believes that in order to remain competitive it must continue to invest substantially in R&D.

     Selling, general and administrative ("SG&A") expenses decreased 24% and 13%, respectively, during the three and nine month periods ended March 31, 1997 compared to the same periods of the prior fiscal year. During fiscal 1996, the Company added new employees in all areas to accommodate the increase in sales volume. However, as a result of the slowdown in the industry, and the need to keep costs in line with demand, the Company implemented a restructuring of its operations during the first quarter of fiscal 1997, and implemented programs, including a reduction in workforce, to reduce expenses and capital spending. During the second and third quarters of fiscal 1997, the Company's operating expenses decreased due to the effects of this restructuring, execution of cost containment programs, and a significant reduction in capital purchases. Partially offsetting the overall reduction in SG&A spending was an adjustment of approximately $3 million, during the third fiscal quarter, for the write-off of certain obsolete customer evaluation systems.

     During the first quarter of fiscal 1997, and as part of the restructuring, the Company recorded a charge of $9.0 million related primarily to severance compensation and consolidation of facilities. The Company expects that operating expenses may continue to decline on a dollar basis in fiscal 1997 compared to fiscal 1996 but may be slightly higher as a percentage of total revenue.

     The effective tax benefit rate for the fiscal 1997 nine month period is 49.3% compared to the effective tax provision rate of 32.0% for the prior year period, due primarily to the benefit of net operating losses and research tax credits.

Liquidity and Capital Resources
-------------------------------

     Despite a net loss for the nine month period ended March 31, 1997, net cash provided by operating activities was $102.4 million for the period. The decline in system shipments contributed to decreases in receivables, inventory and accounts payable. Substantially all of the third quarter asset and reserve adjustments discussed in the Results of Operations above were of a non-cash nature. In addition, contributing to the decrease in inventory was the impact of a Company-wide inventory reduction program. During the first nine months of fiscal 1997, an additional $50.6 million of cash was provided from the sale of yen-denominated Japanese receivables to a bank (under an amended agreement whereby the Company increased the amount of yen-denominated Japanese receivables it may sell to the bank from 6 billion yen to 9 billion yen). At March 31, 1997, $21.0 million of the total receivables sold under this agreement remained uncollected by the bank and subject to recourse provisions. Capital expenditures for the nine month period ended March 31, 1997 were $43.5 million, primarily due to capitalization of Alliance demonstration systems, and the completion of facility leasehold improvements and furnishings. Also contributing to the cash used in investing activities were net purchases of short-term investments of $86.3 million. Net cash used in financing was $14.6 million due primarily to net repayments of borrowings under the line of credit of $10.0 million and net principal debt payments of $14.0 million offset by proceeds from the sale of common stock under the employee stock purchase and option plans.

     As of March 31, 1997, the Company had $163.2 million in cash, cash equivalents and short-term investments compared with $130.5 million at June 30, 1996. The Company has a total of $210.0 million available under a syndicated bank line of credit which is due to expire in December 1998. Borrowings under the line of credit bear interest at the bank's prime rate or 0.7% to 0.9% over London Interbank Offered Rate and are subject to the Company's compliance with financial and other covenants. The Company amended or received waivers for certain of its financial covenants in anticipation of the net loss reported for the three and nine month periods ended March 31, 1997. At March 31, 1997 the Company had borrowings against the syndicated bank line of credit of $15.0 million.

     The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the third quarter of fiscal 1997 are considered adequate to support current and anticipated future levels of operations for at least the next twelve months.

RISK FACTORS

RISKS RELATED TO BUSINESS AND OPERATIONS
----------------------------------------

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

  The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future. The Company's operating results are dependent on many factors, including but not limited to the economic conditions in the semiconductor industry, customer capacity requirements, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors, changes in average selling prices and product mix, and exchange rate fluctuations, among others. The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be adversely affected. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems. The Company's systems can range in price from approximately $300,000 to over $3 million per unit. The sale of fewer systems than anticipated in any quarter may have a substantial negative impact on the operating results for the quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders are not received in time to enable shipment during such quarter, if anticipated shipments are delayed or canceled by one or more customers, or if shipments are delayed due to procurement shortages or manufacturing difficulties. The slowdown in the semiconductor industry and in the construction of new wafer fabrication facilities has resulted in the Company experiencing a reduction in new orders as well as rescheduled and canceled orders. There can be no assurance that this slowdown will not continue. The Company generally realizes a higher margin on sales of its mature etch products, such as Rainbow etch systems, and on revenue from service and spare parts than on sales of Alliance, CVD, FPD and newly released TCP products. Newer products usually have lower margins in the initial phase of production. The impact of these and other factors on the Company's revenues and operating results in any future period is difficult for the Company to forecast. There can be no assurance that these and other factors will not materially adversely affect the Company's future business and financial results.

CURRENT SLOWDOWN AND VOLATILITY IN THE SEMICONDUCTOR EQUIPMENT INDUSTRY

  The business of the Company will depend on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry is presently experiencing a slowdown of product demand and volatility in product pricing. This slowdown and volatility have caused the semiconductor industry to reduce or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. These conditions have adversely affected and may continue to adversely affect the Company's aggregate bookings, revenues and operating results, and no assurance can be given that the Company's bookings, revenue and operating results will not be adversely affected by future downturns in the semiconductor industry. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to continue to invest in R&D and to maintain extensive ongoing worldwide customer service and support capability, which could adversely affect its financial results.

DEPENDENCE ON NEW PRODUCTS AND PROCESSES; RAPID TECHNOLOGICAL CHANGE

  Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity with deep submicron process technology. The Company believes that the future success of the Company will depend in part upon its ability to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. Due to the risks inherent in transitioning to new products, the Company will be required to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses may result. In the past, the Company has experienced some delays as well as reliability and quality problems in connection with product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations will be materially adversely affected.

  In addition, the Company expects to continue to make significant investments in R&D. The Company also must manage product transitions successfully, as introduction of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to existing products which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the marketing and selling of advanced processes or equipment to customers with whom the Company has formed strategic alliances, the results of operations of the Company to sell its products to those customers could be adversely affected. In addition, in connection with the development of the Company's new products, the Company will invest in high levels of preproduction inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could have an adverse effect on the Company's financial results.

PRODUCT CONCENTRATION; LACK OF PRODUCT REVENUE DIVERSIFICATION

  A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a substantial percentage of the Company's revenues in the near term. Collective sales of the Company's two primary products, Alliance multi-chamber etch cluster tools and TCP single-chamber etch systems, accounted for approximately 69% of the Company's net revenues for the nine months ended March 31, 1997. Continued market acceptance of the Company's primary products is therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of these products, if any, as a result of competition, technological change, failure of the Company to timely release new versions of these products, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company. During the quarter ended March 31, 1997, the Company experienced a faster than anticipated transition from its single-chamber etch products to its next generation, multi-chamber etch cluster tools, which has resulted in the need for higher-than-anticipated reserve provisions for excess and obsolete manufacturing and spare parts inventories and additional provisions for installation and warranty costs. These factors, among others, have resulted in the Company reporting a loss for the three and nine month periods ended March 31, 1997.

DEPENDENCE UPON KEY SUPPLIERS AND KEY DISTRIBUTORS

  Certain of the components and subassemblies included in the products of the Company are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and damage customer relationships.

HIGHLY COMPETITIVE INDUSTRY

  The semiconductor processing industry is highly competitive. The Company expects to continue to face substantial competition throughout the world. A substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line. The Company believes that as a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, the Company would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's capital equipment. The Company believes that to remain competitive, the Company will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.

  The Company intends to continue to invest substantial resources to increase sales of its systems to Japanese semiconductor manufacturers, who represent a substantial portion of the worldwide semiconductor market and whose market is difficult for non-Japanese equipment companies to penetrate. The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis, and certain of its competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities than the Company. In addition, there are smaller emerging semiconductor equipment companies that provide innovative technology that may have performance advantages over systems offered by the Company.

  The Company faces significant competitive factors in the etch equipment market which include etch quality, repeatability, process capability and flexibility and overall cost of ownership, including reliability, software automation, throughput, customer support and system price. Although the Company believes that it competes favorably with respect to each of these factors, the Company's ability to compete successfully in this market will depend upon its ability to introduce product enhancements and new products on a timely basis. There can be no assurance that the Company will continue to compete successfully in the future. In the etch equipment market, the Company's primary competitors are Applied Materials, Inc., Tokyo Electron Limited and Hitachi Ltd.

  The Company faces significant competitive factors in the deposition equipment market which include film quality, flow uniformity, contamination control, temperature control and overall cost of ownership, including throughput, system reliability, cost of consumables, system price and customer support. In the deposition equipment market, the principal suppliers of equipment are Applied Materials, Inc., Canon Sales Co. Inc., Novellus Systems, Inc. and Watkins-Johnson Company.

  The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch or CVD products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

  Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. In particular, while the Company currently is developing additional product enhancements that it believes addresses customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

INTERNATIONAL OPERATIONS AND EXPANSION

  International sales accounted for 64%, 54%, and 48%, respectively, of the Company's net revenues in the fiscal years 1996, 1995 and 1994. The Company anticipates that international sales will continue to account for a significant portion of net sales. Additionally, the Company intends to continue expansion of international operations, including expansion of facilities in the Asia Pacific region. As a result, a significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulties in accounts receivable collection.

  In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, political instability, fluctuations in currency exchange rates, and seasonal reductions in business activity during summer months in Europe and certain other parts of the world, any of which could have an adverse impact on the success of international operations. Sales of products by the Company currently are denominated principally in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets. The Japanese yen has decreased in value relative to the U.S. dollar in recent months. In addition to the potential impact on the pricing of the Company products, this decline will likely lower the rate of dollar revenue growth. Currently, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of the yen-denominated assets and liabilities, and the Company will enter into such hedging transactions in the future. In addition, effective patent, copyright, trademark and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the business, operating results, financial condition and cash flows of the Company.

POTENTIAL ANTI-TAKEOVER EFFECTS

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

  The Rights Plan may have certain anti-takeover effects. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights Plan and the issuance of the related rights may deter certain acquirers from making takeover proposals or tender offers. The Rights Plan, however, is not intended to prevent a takeover but rather is designed to enhance the ability of the Board of Directors to negotiate with a potential acquirer on behalf of all of the stockholders.

  In addition, certain of the provisions of the Bylaw amendments may have the effect of delaying or deferring a change in control of the Company.

INTELLECTUAL PROPERTY MATTERS
-----------------------------

  From time to time, the Company has received notices from third parties alleging infringement of such parties' patent rights by the Company's products. In such cases, it is the policy of the Company to defend against the claims or negotiate licenses on commercially reasonable terms where considered appropriate. However, no assurance can be given that the Company will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

  In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, for the

Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery and has been reassigned to a new judge. The trial date has been set for March 1998. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that Lam will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's operating results or the Company's financial position.

  The Company's success depends in part on its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secret protection, it believes that the success of the Company will depend upon more technological expertise, continuing the development of new systems, market penetration and growth of its installed base and the ability to provide comprehensive support and service to customers. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company currently has a number of United States and foreign patents and patent applications. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

ENVIRONMENTAL REGULATIONS

  The Company will be subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is in general compliance with these regulations and that it has obtained (or otherwise addressed) all necessary environmental permits to conduct its business, which permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject the Company to future liabilities.

RISKS RELATED TO THE MERGER
---------------------------

INTEGRATION OF OPERATIONS

  The realization of the benefits sought from the Merger depends on the ability of the combined company following the Effective Time (as defined below) to effectively utilize the joint product development capabilities, sales and marketing capabilities, administrative organizations and facilities of the two companies. There can be no assurance that these benefits will be achieved or that the activities of Lam and OnTrak will be integrated in a coordinated, timely and efficient manner. The combination of the two organizations also will require the dedication of management resources, which will detract such persons' attention from the day-to-day business of the combined company. There can be no assurance that the integration will be completed without disrupting the Company's business. The inability of Lam and OnTrak to effectively utilize resources and to achieve integration in a timely and coordinated fashion could result in a material adverse effect on the combined company's financial condition, operating results and cash flows. There can be no assurance that the combined company will retain and successfully integrate its key management, technical, sales and customer support personnel, or that it will obtain any of the anticipated benefits of the Merger.

SUBSTANTIAL EXPENSES RESULTING FROM THE MERGER

  Lam and OnTrak anticipate that they will incur costs associated with the Merger of approximately $12 million. Such expenses include investment advisory fees, legal and accounting fees, financial printing costs and other Merger related costs. Although the companies do not believe that the costs will exceed the aforementioned amount, there can be no assurance that the companies' estimate is correct or that unanticipated contingencies will not occur that will substantially increase the costs of combining the operations of the two companies. In any event, costs associated with the Merger are expected to negatively impact results of operations in the fiscal period in which the Merger is consummated.

RISKS ASSOCIATED WITH FIXED EXCHANGE RATIO

  Under the terms of the Merger Agreement, each share of OnTrak common stock issued and outstanding upon the filing of the Certificate of Merger or at a later time specified in writing by Lam, OnTrak and the Merger Sub and specified in the Certificate of Merger (the "Effective Time") will be converted into the right to receive 0.83 of a share of Lam common stock, subject to adjustment at the election of Lam if the Lam Closing Value (defined as the average of the daily sales price per share of the Lam common stock as reported on the Nasdaq National Market on the ten trading days ending the eighth trading day preceding the special meeting of the stockholders of OnTrak) falls below certain thresholds specified in the Merger Agreement. In the event that Lam elects to adjust the Exchange Ratio, additional shares of Lam common stock will be issued in exchange for shares of OnTrak common stock. The issuance of additional shares of Lam common stock would result in the further dilution of the equity interests of Lam stockholders. If, however, Lam determines not to adjust the Exchange Ratio in those circumstances, OnTrak has the option to terminate the Merger Agreement. Whether or not there is an adjustment to the Exchange Ratio, the value of the consideration to be received by stockholders of OnTrak in the Merger will depend in large part on the market price of the Lam common stock at the Effective Time. In the event that the market price of Lam common stock decreases or increases prior to the Effective Time, the market value at the Effective Time of the common stock to be received by OnTrak stockholders in the Merger would correspondingly decrease or increase. There can be no assurance that the market price of the Lam common stock at and after the Effective Time will not be higher or lower than such price.

POTENTIAL DILUTIVE EFFECT TO STOCKHOLDERS

  Although the Lam and OnTrak believe that beneficial synergies will result from the Merger, there can be no assurance that combining the two companies' businesses, even in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of Lam common stock in connection with the Merger may have the effect of reducing the combined company's net income per share from levels otherwise expected for Lam and could reduce the market price of the Lam common stock following the Effective Time unless revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved.

DEPENDENCE ON KEY PERSONNEL AND DIFFICULTY OF IDENTIFYING AND HIRING CERTAIN PERSONNEL

  The future performance of the combined company is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the executive officers or other key employees of Lam or OnTrak for any reason could have a material adverse effect on the business, operating results, financial condition and cash flows of the combined company after the Merger.

  The future success of the combined company also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and Lam and OnTrak have experienced difficulty in identifying and hiring qualified engineering personnel. There can be no assurance that the combined company will be able to attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the combined company's business, operating results, financial condition and cash flows.

MANAGEMENT TRANSITION

  In recent years, both Lam and OnTrak have experienced expansion of their operations that have placed significant demands on their respective administrative, operational and financial resources, the demands of which are expected to intensify as a result of the Merger. James Bagley, the Chairman and Chief Executive Officer of OnTrak, will become the Chief Executive Officer of Lam following the Merger. In addition, Lam hired a new Chief Financial Officer, Mercedes Johnson, in April 1997. There can be no assurance that such management transitions can be accomplished in an efficient manner without business disruption.

MANAGEMENT OF POTENTIAL GROWTH; INTEGRATION OF POTENTIAL ACQUISITIONS

  To manage future growth, if any, new management of the Company will face significant challenges in improving financial and management controls, management processes, business and management information systems and procedures on a timely basis and expanding, training and managing its work force. There can be no assurance that the Company will be able to perform such actions successfully. In the future, the Company may make additional acquisitions of complementary companies, products or technologies. Managing an acquired business entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. The Company's success will depend, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. There can be no assurance that the Company will be able to effectively achieve and manage any such growth, or that its management, personnel or systems will be adequate to support the Company's operations. Any such inabilities or inadequacies would have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

  An important element of Lam management's strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. While Lam has no current agreements or negotiations underway with respect to any new acquisitions other than the Merger, Lam may acquire additional businesses, products or technologies in the future. Future acquisitions by the Company could result in changes similar to those that will be incurred in connection with the Merger, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition and results of operations and/or the price of the Lam common stock.


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings
-------   -----------------

     In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery and was reassigned to a new judge. The trial date has been set for March 1998. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms or at all if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

     Exhibit 10.35(1) Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997 including exhibits thereto.

     Exhibit 10.36(2)  Registrant's Press Release, dated March 24, 1997.

     Exhibit 10.37 Second Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco International Branch dated March 30, 1997.

     Exhibit 10.38 Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia and the Nippon Credit Bank, LTD. dated March 28, 1997.

     Exhibit 10.39 Waiver Agreement between Lam Research Co., Ltd. and The Sakura Bank dated March 30, 1997.

     Exhibit 10.40 Amendment to Continuing Guaranty between Lam Research Corporation and The Sakura Bank dated March 30, 1997.

     Exhibit 11.1      Statement Re:  Computation of Earnings Per Share

     Exhibit 27        Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on March 31, 1997, reporting that on March 24, 1997 the Company had entered into an Agreement and Plan of Merger (the "Merger Agreement") with OnTrak Systems, Inc. ("OnTrak") and Omega Acquisition Corporation ("Sub"), a wholly-owned subsidiary of the Company.

     Pursuant to the terms of the Agreement, (a) Sub will be merged with and into OnTrak and OnTrak will become a wholly-owned subsidiary of the Company, and
(b) all outstanding shares, and options to acquire shares, of OnTrak common stock will be exchanged for 0.83 of a share (or, in the case of options to acquire shares of OnTrak common stock, for options to purchase 0.83 of a share) of the Company's common stock, subject to adjustments as set forth in the Merger Agreement.

(1) Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed by the Company on March 24, 1997.

(2) Incorporated herein by reference to Exhibit 99.9 to the Company's. Current Report on Form 8-K filed by the Company on March 24, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997


                              LAM RESEARCH CORPORATION



                              By:/s/ Mercedes Johnson
                                 ----------------------
                                 Mercedes Johnson, Vice
                                  President and Chief
                                  Financial Officer