Form 10-K405
period 1997-06-30
LAM RESEARCH CORP
filed 1997-09-26
CIK 707549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER
                                    0-12933

                               ----------------

                           LAM RESEARCH CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              94-2634797
    (STATE OF OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
            INCORPORATION)


         4650 CUSHING PARKWAY,                           94538
          FREMONT, CALIFORNIA                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 659-0200

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing price of the Common Stock on September 9, 1997, as reported by the Nasdaq National Market, was approximately $1,735,438,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of September 9, 1997, the Registrant had outstanding 36,612,676 shares of Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 (1997 Annual Report to Stockholders) are incorporated by reference into Parts I, II and IV of this Form 10-K Report. Except as otherwise specifically incorporated by reference in this Form 10-K Report, the 1997 Annual Report to Stockholders is not deemed filed as part of this Form 10-K Report.

  Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 1997 are incorporated by reference into Parts III and IV of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                    PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  The statements in this Report that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially. The forward-looking statements relate to operating results, cash flows, capital expenditures and adequacy of resources to fund operations and capital investments; the market demand for integrated circuits and products utilizing integrated circuits; development and market acceptance of Lam Research Corporation's (the Company or Lam) new products; the Company's ability to manage product transitions; ability of the Company to expand its international operations; the integration of operations with OnTrak Systems, Inc. (OnTrak); and the Company's ability to integrate future acquisitions. For discussion of the factors that could cause actual results to differ materially, see the discussion of such risks and uncertainties set forth below in this Report and in the section of the 1997 Annual Report to Stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference in this Report.

THE COMPANY

  Lam designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. Lam is recognized by its customers worldwide as a leading supplier of semiconductor production equipment. Lam's products are used to deposit special films on silicon wafers (deposition) and to selectively etch away portions of various films (etch) to create an integrated circuit. Deposition and etch processes, which are repeated numerous times during the fabrication cycle, are required to manufacture every semiconductor device produced today. Lam's etch technology is also used to process device features in flat panel displays (FPDs). With the acquisition of OnTrak, consummated in August 1997, Lam has added both chemical mechanical planarization (CMP) cleaning and polishing product lines. CMP enables the fabrication of devices featuring design rules of 0.5 micron and below with multiple metal layers and is currently the fastest growing segment of the semiconductor capital equipment industry.

  Lam sells a broad range of plasma (dry) etch products to address specific applications, including the AutoEtch, Advanced Capability Rainbow, and Transformer Coupled Plasma (TCP) product lines. Lam's TCP etchers utilize a high density plasma process to etch device features down to 0.18 microns and below. In the deposition market, Lam offers its DSM 9800 low pressure chemical vapor deposition (CVD) system, a fully automated batch thermal CVD system for pre-metal dielectric applications, and its DSM 9900 high density plasma (HDP) CVD system, which addresses advanced intermetal dielectric applications for logic and microprocessor integrated circuits as well as shallow trenches for isolation in memory circuits. All current generation TCP and DSM 9900 modules are available on Lam's Alliance multi-chamber cluster platform. Lam formally entered the FPD market in calendar 1996 with the introduction of its Continuum etch system based on Transformer Coupled Plasma technology. Through OnTrak, the Company markets both the DSS-200 and Synergy product lines of cleaners, which are used to remove residual slurries and other contaminants from wafer surfaces both after CMP polishing and before and after essential semiconductor process steps. Lam's Aurora Polishing System, currently under development, leverages OnTrak's CMP expertise to provide the Company's first fully integrated polishing and cleaning solutions such as CVD, etch and photoresist removal to its customers.

  On August 5, 1997, Lam acquired OnTrak, a leading manufacturer of CMP cleaning and polishing equipment. As part of the transaction, James W. Bagley, Chairman and Chief Executive Officer of OnTrak, became Chief Executive Officer of Lam.

PRODUCTS

  Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual semiconductor circuits. Basic steps include deposition, CMP and cleaning photolithography, etching, assembly and testing. Lam's products are used in the deposition, etch process and CMP steps of semiconductor device manufacturing and are available as stand-alone systems or on the Company's Advanced Capabilities Alliance multi-chamber cluster platform. Lam incorporates its Envision interactive control system software for advanced production management on each of its systems.

 Etch Products

  The etch process defines line-widths and other micro features on integrated circuits. Plasma etching, a dry etch technique, was developed to meet the demand for device geometries with line-widths smaller than three microns. Plasma etching uses ionized gases that react with exposed portions of the wafer to produce finely delineated features and patterns of the integrated circuit. Today, manufacturers of advanced integrated circuits require etch systems that can produce line-widths as small as 0.25 micron (approximately 1/300 the thickness of a human hair), and in the future are expected to require systems capable of producing devices with feature sizes smaller than
0.1 micron. In addition, advanced manufacturing facilities are producing integrated circuits on silicon wafers of 200 mm (8 inches) in diameter, and a transition in wafer diameters is expected to increase to 300 mm (12 inches) starting in calendar year 1998. To accommodate these decreasing line-widths and increasing wafer diameters, manufacturers increasingly require more precise control over the etching process.

  Lam's family of etch systems incorporates plasma technologies designed to meet both current and future device requirements.

  AutoEtch. The AutoEtch family was Lam's initial product line, with the first AutoEtch etcher sold in January 1982. The AutoEtch product line includes the 490, 590, 690 and 790 series for etching polysilicon, oxide, aluminum and tungsten film, respectively. Although the AutoEtch series is more than fifteen years old, continued improvements in both reliability and performance have enabled Lam to continue to offer it as a suitable product for applications involving line widths of 0.8 micron or greater and wafer sizes of six inches or smaller. In addition, Lam offers the service of refurbishing and remanufacturing AutoEtch systems.

  Rainbow. The first Rainbow etch system was introduced in 1987. The Rainbow series of products addresses processes that utilize wafer sizes up to 200 mm and feature sizes as small as 0.35 micron. The Rainbow product line, also available on the Alliance platform, includes the Rainbow 4400, 4500, 4600 and 4700 series for etching polysilicon, oxide, aluminum and tungsten films, respectively. These systems are designed to accommodate evolving customer needs through hardware and process enhancements.

  The Rainbow product line incorporates a number of unique features that offer semiconductor manufacturers improved etch capability, reliability and performance. These features include a patented wafer handling system, a proprietary source for generating stable plasma, and an overall product design for which Lam has received industry awards for quality and reliability. These and other Rainbow product features enable the semiconductor manufacturer to reduce wafer particle contamination to a level that exceeds industry standards and to improve etch selectivity and uniformity while maintaining profile control and process flexibility.

  TCP. Lam's TCP product line of high density, low pressure etch systems, which was introduced in late 1992, incorporates the Company's patented Transformer Coupled Plasma source technology for etching 0.35 micron and smaller geometries. The Company currently offers the TCP 9600SE and TCP 9600PTX for metal etch applications, the TCP 9400SE for polysilicon and polycide etch applications and the TCP 9100 for oxide etch applications. These systems are currently used to produce a broad range of advanced logic and memory devices, and the Company believes these products offer technological capability to enable manufacturers to produce the next generations of advanced devices. The TCP series etch systems operate at lower pressures for improved pattern transfer control and higher plasma density for higher etch rates with independent power control to the lower electrode, which improves etch results across a wider process window. Lam's TCP systems are designed to offer customers a reliable, lower cost of ownership solution to their advanced needs. The TCP systems are available as stand-alone, single wafer tools or on the Alliance multi-chamber cluster platform.

 Deposition Products

  CVD involves the deposition of thin films on a silicon wafer by exposing the wafer to various reactant gases containing the materials to be deposited. Insulating films are deposited to form dielectric layers on integrated circuits. The metal interconnect layer is typically deposited on the wafer surface by a sputtering process to provide electrical connection between the various circuit elements. The dielectric layer is deposited over the interconnects and subsequent metal layer to provide electrical insulation between the interconnect layers. To increase circuit functionality, manufacturers have designed circuits with multilevel interconnections (stacked levels of wiring separated by insulating dielectric layers) using lower resistivity materials for improved device performance. Multiple levels of interconnects allow device manufacturers to increase the density and complexity of the integrated circuit. Current state-of-the-art devices may have as many as five interconnect and dielectric layers on the integrated circuit. Lam currently manufactures two dielectric deposition products, the DSM 9800 and DSM 9900, to address advanced device requirements.

  DSM 9800. The DSM 9800 utilizes a patented integrated process design for flowing gases rapidly over the wafer, forming films that are highly uniform and planar at a lower thermal budget to provide improved device performance. The DSM 9800 has been installed worldwide and is currently being used for production of semiconductor devices at 0.35 micron and below.

  DSM 9900. Lam introduced its first DSM 9900 HDP CVD system in November 1995. The DSM 9900 represents the next generation in HDP CVD technology. First introduced as the Epic system, the DSM 9900 has a smaller footprint, higher reliability and improved throughput. The DSM 9900 is well suited for the demanding requirements of high production environments. Like the Epic, the DSM 9900 makes use of electron cyclotron resonance (ECR) technology to form a high density, low pressure plasma. ECR enables remote plasma coupling that minimizes particulate contamination and maximizes throughput while filling gaps as small as 0.18 microns with aspect ratios as high as 3:1. The inter-metal dielectric films created by simultaneously depositing and etching are planarized more easily by chemical and mechanical polishing than films that are repeatedly deposited and etched by conventional techniques. The DSM 9900, available on Lam's Alliance platform, has been installed at several customer sites and is being qualified for production of quarter and sub-quarter-micron logic, microprocessor and memory integrated circuits.

 CMP Products

  Cleaning Systems

  OnTrak's DSS-200 cleaning systems have a number of features that distinguish them from alternative cleaning methods. A double-sided design permits simultaneous scrubbing of both sides of the wafer while limiting wafer handling contact, which can contaminate the backside of the wafer. For selected applications, its brush cleaning systems provide significant advantages over traditional batch wet bench cleaning systems, including improved cleaning efficiency, reduced chemical usage, a smaller footprint, lower operating costs, and greater process flexibility. In addition, the single wafer design minimizes the risks inherent in processing wafers in batches. OnTrak works with its customers to incorporate a customer's unique requirements in its cleaning systems.

  CMP Polisher

  Aurora. Lam is developing the Aurora CMP polishing system based on a technological approach different from that of conventional polishers which utilize a rotating table and rotating polishing heads. Lam has developed a proprietary linear polishing method and has designed its polishing system to be installed in a Class 1 clean room environment to planarize patterned films on wafers, and to polish wafers at higher rates and achieve the uniformity and planarity that is necessary to manufacture advanced semiconductor devices. When released, Aurora will possess unique advantages by being the Company's first fully integrated CMP polisher and cleaner system. Aurora is currently under development and is expected to be launched in early calendar 1998.

  Flat Panel Display Products

  The Company formally entered the FPD market in calendar 1996 with the introduction of its Continuum etch system, based upon the Transformer Coupled Plasma technology also used in semiconductor fabrication.

TRADEMARKS

  Lam, Lam Research, Transformer Coupled Plasma, TCP, Aurora, DSM, Rainbow, Advanced Capability Rainbow, Continuum, Alliance and Envision are trademarks of Lam Research Corporation. AutoEtch and Epic are registered trademarks of Lam Research Corporation

  OnTrak and Synergy are trademarks and DSS-200 is a registered trademark of OnTrak Systems, Inc.

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

  The Company's net R&D expenses during fiscal 1997, 1996 and 1995, were approximately $170.6 million, $173.0 million, and $127.8 million, respectively, and represented 17.0%, 13.6%, and 15.8% of total revenue, respectively. Such R&D expenses were net of third party funding from industry consortia, and customers, representing approximately $1.2 million, $3.4 million, and $2.6 million during fiscal 1997, 1996 and 1995, respectively. Such expenditures were used for the development of new products and film applications, and the continued enhancement of existing products. Current projects include the development of advanced etch and deposition products.

  In June 1994, the Company received a multi-year contract from the United States Display Consortium (USDC) for the development of a FPD etch system, based on the Company's Transformer Coupled Plasma technology. The Continuum etch system is designed for use in the manufacture of large scale FPDs for several new technologies including active matrix liquid crystal displays (AMLCDs) and field emission displays (FEDs). Included in the $1.2 million, $3.4 million, and $2.6 million of third party funded R&D for fiscal 1997, 1996, and 1995 was $1.2 million, $3.2 million, and $1.2 million from the USDC.

  The Company expects to continue to make substantial investments in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the development of advanced process equipment for manufacturers with whom it has formed strategic alliances, its ability to sell its products to those manufacturers would be adversely affected. In addition, in connection with the development of the Company's new products, the Company invests in material levels of pre-production inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could adversely affect the Company's financial results.

MARKETING, SALES AND SERVICE

  The Company's marketing and sales efforts are focused on building long-term relationships with its customers. These efforts are supported by a team of product marketing managers, sales personnel, equipment engineers and process engineers that works closely with individual customers to find solutions to their process needs. After-sales support is an essential element of the Company's marketing and sales program. The Company maintains an ongoing support relationship with its customers and has an extensive network of field service personnel in place across the United States, Europe, Japan and Asia Pacific. In addition, the Company maintains an in-house group of highly skilled application engineers to respond to customer process needs worldwide when a higher level of technical expertise is required. The Company believes that its extensive support programs and close working relationships with its customers give it a competitive advantage.

  The Company has more than 40 sales and support centers located throughout the United States, Europe, Japan and Asia Pacific, through which direct sales personnel and independent sales representatives sell and service the Company's products. The Company has increased that effort by furthering its direct sales and service capability in Japan to directly market and support its advanced products. The Company offers its customers a comprehensive warranty package on all released products with 24 hour, seven days a week service.

  In Japan, the Company has licensing arrangements with Sumitomo Metal Industries, Ltd. (Sumitomo) and Tokyo Electron Limited (TEL). Sumitomo manufactures, sells and distributes certain of the Company's Rainbow products to specific customers in Japan under an exclusive license agreement with Lam. TEL has a non-exclusive license to sell products incorporating certain features of Lam's proprietary etch technology. In June 1991, the Company opened the Lam Technology Center near Tokyo, Japan, to establish a presence in Japan and to assist Sumitomo in serving Japanese customers. In May 1993, Lam completed its advanced development and demonstration laboratory in Sagamihara, Japan, which allows customers to evaluate the Company's recently introduced advanced technology products. During fiscal 1996, the Company expanded in Japan by building a third floor on this existing building. In fiscal 1997, the Company completed construction of a second facility in Sagamihara.

  Export sales accounted for approximately 41%, 41%, and 38% of net sales in fiscal 1997, 1996, and 1995, respectively. Export sales consist of sales from the Company's U.S. operating subsidiary to nonaffiliated customers in foreign countries. The Company expanded its international operations, including expansion of its Japan operations, the opening of a manufacturing facility in Korea in July 1995 and the relocation and expansion of the Taiwan facility to a technology development center. As a result, a significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows.

CUSTOMERS

  The Company's customers include most of the world's leading semiconductor manufacturers. In fiscal 1997 and 1996, no individual customer accounted for more than 10% of Lam's total revenue. Revenue from Intel Corporation accounted for 11% of total revenue for fiscal 1995.

  The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been experiencing a slowdown in terms of overcapacity and product pricing. This has caused semiconductor manufacturers to exercise caution in making their capital equipment purchase decisions and in certain cases customers have either rescheduled or canceled capital equipment purchases. No assurance can be given that the Company's revenue and operating results will not be further adversely affected if downturns in the semiconductor industry continue to occur.

BACKLOG

  The Company schedules production of its systems based upon order backlog and customer commitments. Included in backlog for the Company are orders for which written authorizations have been accepted and shipment dates have been assigned. As of June 30, 1997 and 1996, the Company's order backlog was approximately $272.1 million and $328.0 million, respectively. During fiscal 1997, the semiconductor market experienced volatility in terms of product demand and product pricing. This has caused certain semiconductor manufacturers to exercise caution in making their capital equipment purchase decisions and in certain cases to reschedule or cancel capital equipment purchases. All orders are subject to cancellation by the customer, in some cases with limited penalty. Because some orders are received for systems to be shipped in the same quarter and because of possible customer changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

  The Company maintains multiple facilities in Fremont and San Jose, California and one location in Wilmington, Massachusetts for the manufacture of its etch, deposition and CMP products. In addition, in July 1995, the Company completed a manufacturing facility in CheonAn, Korea. The Company's Korean manufacturing facility may experience difficulties in management, procurement, production and staffing. There can be no assurances that these factors will not have an adverse effect on the Company's business, financial condition and results of operations.

  The Company's manufacturing activities consist of assembling and testing components and subassemblies that are then integrated into finished systems. Once the manufacturing department has completed final testing of all electronic and electromechanical subassemblies that make up one of the Company's products, the completed system is process tested. Stringent cleanliness controls are present throughout the manufacturing, process and testing areas of these facilities to reduce particle contamination. Much of the assembly and testing of the Company's products is conducted in cleanroom environments where personnel are properly attired to reduce particulate contamination. Prior to shipping a completed system, the customer's engineers may perform acceptance tests at Lam's facility, using the customer's own wafers. After passing the acceptance test, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

  The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is in compliance with these regulations and that it has obtained all necessary environmental permits to conduct its business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the

Company to control the use of, or adequately restrict the discharge or disposal of, hazardous substances could subject the Company to future liabilities.

EMPLOYEES

  As of September 9, 1997, the Company had approximately 4,800 full-time employees. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its employee relations to be good.

  In addition, each employee of the Company has signed agreements to maintain the confidentiality of the Company's proprietary information, and most key employees have stock or stock option arrangements with the Company that provide for the vesting of their interests over several years.

COMPETITION

  The semiconductor processing equipment industry is highly competitive. The Company faces substantial competition throughout the world. The Company believes that to remain competitive, it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process R&D. Certain of the Company's existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support organizations. The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch, deposition or CMP products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

  The Company faces significant competitive factors in the etch equipment market including etch quality, repeatability, process capability and flexibility and overall cost of ownership, including reliability, software automation, throughput, customer support and system price. Although the Company believes that it competes favorably with respect to each of these factors, the Company's ability to compete successfully in this market will depend upon its ability to introduce product enhancements and new products on a timely basis. There can be no assurance that the Company will continue to compete successfully in the future. In the etch equipment market, the Company's primary competitors are Applied Materials, Inc., TEL and Hitachi Ltd.

  The Company faces significant competitive factors in the deposition equipment market including film quality, flow uniformity, contamination control, temperature control and overall cost of ownership, including throughput, system reliability, cost of consumables, system price and customer support. In the deposition equipment market, the principal suppliers of equipment are Applied Materials, Inc., Canon Sales Co. Inc., Novellus Systems, Inc. and Watkins-Johnson Company.

  The CMP polishing system under development by the Company is expected to face significant competition from multiple current and future competitors. Companies currently offering polishing systems include Applied Materials, Inc., Cybeq Systems, Ebara Corporation, Integrated Process Equipment Corp.
(IPEC), SpeedFam Corp., Strasbaugh and Sumitomo. IPEC currently has the largest installed base of CMP polishers and also offers an integrated CMP polishing and cleaning system. Lam believes that other companies are developing polishing systems and are planning to introduce new products to this market before or during the same time frame as the Company's planned introduction of its CMP polishing system.

  In CMP slurry removal and cleaning applications, OnTrak's principal competitor is Dainippon Screen Manufacturing Co. Ltd. (Dainippon Screen). OnTrak expects that it will face increased competition from IPEC, which currently offers a slurry removal system, and SpeedFam, as well as others as the CMP market continues to develop. In general cleaning applications, OnTrak competes against Dainippon Screen and others.

RECENT EVENTS

  OnTrak Merger

  On August 5, 1997, the stockholders of the Company approved the issuance of Lam Common Stock under the Agreement and Plan of Merger with OnTrak (the Merger). The Company is in the process of issuing approximately 8,759,000 shares of Lam Common Stock for all the outstanding common stock and options and rights to purchase common stock on the basis of 0.83 of a share of Lam Common Stock for one share of OnTrak common stock. The transaction was accounted for as a pooling of interests and is structured to qualify as a tax-free reorganization. The anticipated financial impact of the conforming accounting methods is not expected to be material to the financial position of the Company. The Company estimates that costs associated with the Merger were approximately $17.7 million. Such expenses include investment advisory fees, legal and accounting fees, financial printing costs and other Merger related costs. Such costs associated with the Merger will negatively impact the results of operations in the fiscal quarter ended September 30, 1997.

  Approval of Lam Research Corporation Stock Incentive Plan

  On August 5, 1997, the stockholders of the Company approved the Lam Research Corporation 1997 Stock Incentive Plan, which will provide for a grant of stock options, restricted stock, deferred stock and performance share awards to participating officers, directors, employees, consultants and advisors of the Company and its subsidiaries. Initially, 3,000,000 shares were reserved for issuance. The number of shares will automatically be increased each quarter subject to certain provisions and restrictions and shall in no event exceed 5,000,000 shares.

  Convertible Subordinated Notes

  During August 1997, Lam completed an offering of $310.0 million of Convertible Subordinated Notes (the Notes). The Notes bear interest at five percent, mature on September 1, 2002 and are convertible into shares of Lam Common Stock at $87.77 per share. Expenses associated with the offering of approximately $9.0 million will be deferred and will be included in other assets. Such expenses will be amortized to interest expense over the term of the Notes.

  In connection with the issuance of Notes, the Company received consents and waivers with respect to certain financial and other covenants contained in agreements relating to certain existing financial arrangements. In addition, as a consequence of the Merger with OnTrak as well as issuance of the Notes, the Company on or prior to the end of the fiscal quarter ending September 30, 1997, would be out of compliance with certain other covenants unless appropriate amendments or waivers are completed prior to that time. The Company is currently in discussions with lenders that are parties to these agreements. Based on these discussions, the Company believes that appropriate amendments or waivers will be obtained prior to fiscal quarter end on terms no less favorable to the Company than the existing terms. In the event any such amendments or waivers are not obtained by fiscal quarter end, the Company could be required to terminate the revolving credit facility, purchase certain of its leased facilities, purchase sold receivables and pay certain of the Japanese term loans.

PATENTS AND LICENSES

  The Company has a policy of seeking patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities. The Company holds United States patents and corresponding foreign patents covering various aspects of its products. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. The Company believes that although the patents it holds and may obtain will be of value, they will not determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's products, manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's products and processes. The sale of the Company's products covered by such patents could require licenses that may not be available on acceptable terms, or at all.

  From time to time, the Company is notified that it may be in violation of certain patents. In such cases, the Company's policy is to defend against claims or negotiate licenses where considered appropriate. However, no assurance can be given that it will be able to obtain necessary licenses on commercially reasonable terms, or at all. In October 1993, Varian Associates, Inc. (Varian) brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. See "Item 3. Legal Proceedings."

  In December 1986, the Company entered into a non-exclusive license agreement with TEL, licensing the Company's AutoEtch technology and chamber design. This license expired in December 1991, and, in January 1992, the Company entered into a new five year license agreement with TEL on substantially similar terms which was originally set to expire in December 1996 but was renegotiated to a reduced royalty rate of 1% from 5%. The Company expects that royalty income for fiscal 1998 will be significantly lower than fiscal 1997 as 1998 will be the first full fiscal year with royalty income from TEL computed at the reduced rate.

  The Company has two license agreements with Sumitomo. Under one agreement, Lam granted Sumitomo an exclusive license for the manufacture and sale of certain Rainbow etch systems in the Japanese market. Under the other agreement, Sumitomo granted the Company an exclusive license for the manufacture and sale of Sumitomo's ECR systems in North America and Europe.

ITEM 2. PROPERTIES

  The Company's executive offices and principal manufacturing and R&D facilities are located in over 20 buildings in Fremont, San Jose and Milpitas, California occupying over 1,600,000 square feet under leases expiring from 1998 to 2020. As a result of the restructuring of operations, the Company has excess capacity and has consolidated and subleased most of its idle facilities in Fremont, California. The Company also operates a research and manufacturing facility in Wilmington, Massachusetts.

  In addition, the Company leases office space for its service and sales personnel throughout the United States, Europe, Japan and Asia Pacific. In July 1995, the Company completed, construction of a 40,000 square foot manufacturing, sales and service facility in CheonAn, South Korea. In fiscal 1996, the Company expanded its current facility in Sagamihara, Japan by building a third floor on an existing building and in fiscal 1997 completed the construction of the second facility.

  The Company's fiscal 1997 rental payments for the facilities occupied as of June 30, 1997 aggregated approximately $45.7 million and are subject to periodic increases. The Company believes that its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

  In October 1993, Varian Associates, Inc. (Varian) brought suit against the Company in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery and has been reassigned to a new judge. The trial date has been set for March 1998. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's consolidated financial statements.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

  The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Stockholders under the heading "Selected Financial Data" on page 12.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Stockholders under the heading "Selected Financial Data" on page 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Stockholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-21.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements required by this Item are incorporated by reference to pages 22-36 of the Company's 1997 Annual Report to Stockholders. The unaudited quarterly results of operations are incorporated by reference to page 12 of the Company's 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the Proxy Statement) for its Annual Meeting of Stockholders to be held November 7, 1997, and certain information included therein is incorporated herein by reference. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors required by this Item is incorporated by reference to "Election of Directors" in the Company's Proxy Statement.

  The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

          NAME           AGE POSITION WITH THE COMPANY
          ----           --- -------------------------
Roger D. Emerick........  58 Chairman of the Board
James W. Bagley.........  58 Chief Executive Officer, Director
Hsui Sheng (Way) Tu.....  40 President
Stephen G. Newberry.....  44 Executive Vice President and Chief Operating Officer
Mercedes Johnson........  43 Vice President, Finance and Chief Financial Officer
Alexander M.
 Voshchenkov............  52 Vice President and Chief Technical Officer
Raymond L. Degner.......  53 Senior Vice President
Robert C. Fink..........  62 Senior Vice President
Thomas O. Yep...........  58 Senior Vice President
George R. Canavan.......  50 Vice President
Rick P. Friedman........  40 Vice President
Richard H. Lovgren......  43 Vice President, General Counsel and Secretary

  Roger D. Emerick joined the Company in 1982 as President, Chief Executive Officer and a Director. In 1984, he was elected Chairman of the Board. Mr. Emerick is currently a director of Electroglas, Inc., Brooks Automation, Inc., and Semiconductor Equipment and Materials International. From 1980 to 1982, he was Senior Vice President of Optical Specialties, Inc., which markets automated visual wafer inspection equipment for the semiconductor industry.

  James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the Merger. Mr. Bagley currently is a director of KLA-Tencor Corporation, Teradyne, Inc., Kulicke & Soffe Industries, Inc. and Micron Technology, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, most recently as Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley held various management positions at Texas Instruments, Inc. before he joined Applied Materials, Inc.

  Hsui-Sheng (Way) Tu joined the Company in 1983 and has held various positions with the Company. In 1996, Mr. Tu was named President of Lam. In 1994, Mr. Tu was named Vice President of the Oxide Etch Business Unit. In 1992, he was named Vice President of Asian Operations. Before joining the Company, Mr. Tu was Process Engineering Supervisor for Fairchild Semiconductor.

  Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. Previously, he was employed by Applied Materials, Inc. for 17 years, most recently as Group Vice President of Global Operations and Planning. From 1990 to 1992, Mr. Newberry served as Vice President of Applied Materials Japan and was responsible for Customer Service, Engineering and Manufacturing. Upon his return to the United States, Mr. Newberry served in a variety of executive management positions at Applied Materials, Inc.

  Mercedes Johnson joined the Company in April 1997. She was formerly Vice President and Worldwide Operations Controller of Applied Materials, Inc. where she also served as Division Controller of Etch Products Division, Manager of International Treasury, Director and Senior Controller for CVD and Etch Technologies Group, and Senior Director and Worldwide Business Operations Controller. Prior to joining Applied Materials, Inc., Ms. Johnson held senior finance and controller positions at Nanometrics, Inc., NCR Corporation and Hewlett-Packard Company.

  Alexander M. Voshchenkov, Ph.D. joined the Company in 1993 as Vice President and Chief Technical Officer. Before joining the Company and since 1972, Dr. Voshchenkov was a Member of the Technical Staff at

AT&T Bell Labs, serving in various research and managerial positions. His most recent position was as Supervisor of the High Speed Electronics Department.

  Raymond L. Degner, Ph.D. joined the Company in 1984 as Vice President of Engineering. In April 1997, Dr. Degner became the senior executive in charge of Lam's Flat Panel Display Division. In August 1996, he was named Senior Vice President of Etch Products. In 1992, Dr. Degner was appointed Vice President of the Poly Etch Business Unit. In 1989, he was named Vice President of Research and Development. From 1983 to 1984, he served as Director of Development for Silicon Valley Group, a semiconductor equipment manufacturer.

  Robert C. Fink joined the Company in 1993 as Vice President and Chief Operating Officer. In August 1997, he was named Senior Vice President, Administration. Between 1993 and 1997, Mr. Fink held various senior management positions within Lam. Mr. Fink is currently a Director of SEMI/SEMATECH, Uniphase Corporation and Consilium Inc. Prior to joining Lam, Mr. Fink held various senior management positions in the semiconductor industry, including serving as President of Drytek, Inc. from 1988 to 1993.

  Thomas O. Yep, Ph.D. joined the Company in 1985 as Director of Process Technology. In August 1996, Dr. Yep was named Senior Vice President of the CVD Products and Japan. In 1992, he was named Vice President of the Metal Etch Business Unit. In 1989, Dr. Yep was named Vice President of Process Technology. Before joining the Company and since 1980, he served as Manager for the plasma etch and thin film program at Intel Corporation. From 1969 to 1980, Dr. Yep served as a solid-state physicist at Varian Central Research.

  George R. Canavan joined the Company in December 1994 as Director of Business Development for the Oxide Etch Business Unit. In August 1996, he was named Vice President of Marketing. In December 1995, he was promoted to Vice President of Oxide Etch Business Unit. Prior to joining Lam, Mr. Canavan spent three years at Applied Materials, Inc. as global marketing manager and two years as Vice President of Sales and Marketing at ADVANTAGE Production Technology Inc. Prior to that he held various marketing positions at Applied Materials, Inc., and engineering and operations positions at Amdahl Corporation and National Semiconductor Corp.

  Rick P. Friedman joined the Company in 1993 as Director of Strategic Development in Lam's Wilmington, Massachusetts facility. In February 1996, he was promoted to Vice President of Worldwide Sales and Service. In 1995, Mr. Friedman was promoted to Vice President of North America Sales and Service. Prior to that he was Director of Western Region Sales and Service. Before joining Lam, he held various positions at Drytek, Inc. His most recent position at Drytek, Inc. was North American sales manager.

  Richard H. Lovgren joined the Company in 1995 as Vice President, General Counsel and Corporate Secretary. Before joining the Company and since 1979, Mr. Lovgren held various legal positions at Advanced Micro Devices, Inc. His most recent position at Advanced Micro Devices, Inc. was Director and Deputy General Counsel.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                          -----
  (a) (1) Financial Statements: See Index to Financial Statements........    15
      (2) Financial Statement Schedules: See Index to Financial Statement
          Schedules......................................................    15
      (3) Exhibits: See Index to Exhibits................................ 19-20
  (b) No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                            LAM RESEARCH CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE(S) IN
                                                                       1997
                                                                      ANNUAL
                                                                     REPORT*
                                                                    ----------
Consolidated Balance Sheets--June 30, 1997 and 1996................     22
Consolidated Statements of Operations--Years Ended June 30, 1997,
 1996 and 1995.....................................................     23
Consolidated Statements of Cash Flows--Years Ended June 30, 1997,
 1996 and 1995.....................................................     24
Consolidated Statements of Stockholders' Equity--Years Ended June
 30, 1997, 1996 and 1995...........................................     25
Notes to Consolidated Financial Statements.........................     26
Report of Independent Auditors.....................................     36

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                       PAGE
                                                                    ----------
Schedule II Valuation and Qualifying Accounts......................     18

--------
* Incorporated by reference to the Company's 1997 Annual Report to
  Stockholders.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Lam Research Corporation

                                                   /s/ Roger D. Emerick
                                          By___________________________________
                                                     Roger D. Emerick,
                                                   Chairman of the Board

Dated: September 26, 1997

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger D. Emerick and Mercedes Johnson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURES                        TITLE                 DATE
             ----------                        -----                 ----

        /s/ Roger D. Emerick           Chairman of the          September 26,
-------------------------------------   Board                        1997
          ROGER D. EMERICK

         /s/ James W. Bagley           Chief Executive          September 26,
-------------------------------------   Officer, Director            1997
           JAMES W. BAGLEY

        /s/ Mercedes Johnson           Vice President,          September 26,
-------------------------------------   Finance and Chief            1997
          MERCEDES JOHNSON              Financial Officer
                                        (Principal
                                        Financial Officer
                                        and Principal
                                        Accounting Officer)

        /s/ David G. Arscott           Director                 September 26,
-------------------------------------                                1997
          DAVID G. ARSCOTT

      /s/ Richard J. Elkus, Jr.        Director                 September 26,
-------------------------------------                                1997
        RICHARD J. ELKUS, JR.

         /s/ Jack R. Harris            Director                 September 26,
-------------------------------------                                1997
           JACK R. HARRIS

         /s/ Grant M. Inman            Director                 September 26,
-------------------------------------                                1997
           GRANT M. INMAN

           /s/ Osamu Kano              Director                 September 26,
-------------------------------------                                1997
             OSAMU KANO

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                           LAM RESEARCH CORPORATION

                                                         ADDITIONS
                          --------------------------------------------------------------------------
                           BALANCE AT                   CHARGED TO OTHER
                          BEGINNING OF CHARGED TO COSTS     ACCOUNTS     DEDUCTIONS   BALANCE AT END
      DESCRIPTION            PERIOD      AND EXPENSES       DESCRIBE      DESCRIBE      OF PERIOD
      -----------         ------------ ---------------- ---------------- ----------   --------------
         COL. A              COL. B                 COL. C                 COL. D         COL. E
         ------           ------------ --------------------------------- ----------   --------------
YEAR ENDED JUNE 30, 1997
Deducted from asset
 accounts:
  Other allowance(1)....   $        0     $6,550,000(2)    $1,530,000(3)  $      0      $8,080,000
  Allowance for doubtful
   accounts.............   $1,663,000     $  738,000       $        0     $424,000(4)   $1,977,000
YEAR ENDED JUNE 30, 1996
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............   $1,189,000     $  500,000       $        0     $ 26,000(4)   $1,663,000
YEAR ENDED JUNE 30, 1995
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............   $1,156,000     $  217,000       $        0     $184,000(4)   $1,189,000

--------
(1) Included in the Balance Sheet under the caption "Other assets." Represents allowance relating to the write-off of certain at-risk receivables.
(2) Represents write-off of bad debt relating to certain at-risk receivables.
(3) Represents related installation and warranty.
(4) Represents specific customer accounts written-off.

                            LAM RESEARCH CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                 EXHIBIT INDEX

  EXHIBIT                               DESCRIPTION
  -------                               -----------
  3.1(7)   Certificate of Incorporation of the Registrant, as amended.
  3.2      Amended and Restated ByLaws of the Registrant, dated March 24, 1997
  4.1(1)   Amended 1981 Incentive Stock Option Plan and Forms of Stock Option
           Agreements.
  4.2(1)   Amended 1984 Incentive Stock Option Plan and Forms of Stock Option
           Agreements.
  4.3(8)   Amended 1984 Employee Stock Purchase Plan and Form of Subscription
           Agreement.
  4.4(8)   Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.
  4.5(10)  1996 Performance-Based Restricted Stock Plan
  4.7(13)  Rights Agreement, dated as of January 23, 1997, between the
           Registrant and Chase Mellon Shareholder Service, L.L.C., which includes Exhibit B thereto the Form of Right Certificate
  4.8(16)  Lam Research Corporation 1997 Stock Incentive Plan
 10.3(2)   Form of Indemnification Agreement.
 10.12(4)  ECR Technology License Agreement and Rainbow Technology License
           Agreement by and between Registrant and Sumitomo Metal Industries,
           Ltd.
 10.16(5)  License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.
 10.19(6)  Deferred Compensation Agreement with Roger D. Emerick.
 10.27(7)  Receivables Purchase Agreement between Lam Research Corporation and
           ABN-AMRO Bank N.V., Tokyo Branch
 10.28(7)  Guaranty of Supplemental Receivables Purchase Agreement between Lam
           Research Corporation and ABN-AMRO Bank N.V., Tokyo Branch dated June
           28, 1995
 10.29(8)  Credit Agreement Between Lam Research Corporation and ABN-AMRO Bank
           N. V., as agent for a syndicate of banks, dated December 20, 1995
 10.30(9)  Lease Agreement Between Lam Research Corporation and the Industrial
           Bank of Japan, Limited dated March 27, 1996
 10.31(10) Term Loan Agreement between The Sakura Bank and Lam Research Co.,
           Ltd. dated June 26, 1996
 10.32(10) The Continuing Guaranty between The Sakura Bank Ltd. and Lam
           Research Corporation dated June 26, 1996
 10.33(11) Employment Contract for Roger D. Emerick, effective July 1, 1996
 10.34(12) Agreement between Registrant and Henk J. Evenhuis, dated January 21,
           1997.
 10.35(14) Agreement and Plan of Merger by and among Lam Research Corporation,
           Omega Acquisition Corporation and OnTrak Systems, Inc. dated as of
           March 24, 1997.
 10.37(15) Second Amendment to Credit Agreement between Lam Research
           Corporation and ABN AMRO Bank N.V., San Francisco International
           Branch dated March 30, 1997.
 10.38(15) Consent and Waiver Agreement between Lam Research Corporation and
           IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan,
           Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia and the
           Nippon Credit Bank, LTD. dated March 28, 1997.

  EXHIBIT                              DESCRIPTION
  -------                              -----------
 10.39(15) Waiver Agreement between Lam Research Co., Ltd. and The Sakura Bank dated March 30, 1997.
 10.40(15) Amendment to Continuing Guaranty between Lam Research Corporation and The Sakura Bank dated March 30, 1997.
 10.41(16) Employment Agreement for James W. Bagley, dated July 1, 1997
 10.42     Addendum to Roger D. Emerick Employment Contract, dated June 26,
           1997
 10.43     Employment Agreement for Stephen G. Newberry, dated August 5, 1997
 11.1      Computation of Earnings Per Share
 13.1      Annual Report to Stockholders for the year ended June 30, 1997 (to be deemed filed only to the extent required by the instruction to exhibits for reports on Form 10-K
 21        Subsidiaries of the Registrant.
 23        Consent of Ernst & Young LLP, Independent Auditors.
 24        Power of Attorney (see page 17).
 27        Financial Data Schedule

--------
 (1) Incorporated by reference to Post Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-32160) filed with the Securities and Exchange Commission on May 10, 1990.
 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.
 (3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1989.
 (4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.
 (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
 (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
 (7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.
(10) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.
(12) Incorporated by reference to Registrant's Report on Form 8-K dated February 4, 1997.
(13) Incorporated by reference to Registrant's Report on Form 8-K dated March 31, 1997.
(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(15) Incorporated by reference to Registrant's Report on Form S-4 dated July 1, 1997.