Form 10-Q
period 1997-09-30
LAM RESEARCH CORP
filed 1997-11-14
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 1997


Commission File No.  0-12933


                            LAM RESEARCH CORPORATION
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                        94-2634797
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                         94538
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES   X      NO
                                   -----       -----

As of September 30, 1997 there were 37,756,139 shares of Registrant's Common Stock outstanding.

                                      INDEX


                                                                       Page
                                                                        No.
                                                                       ----
PART I.  FINANCIAL INFORMATION ......................................    3


Item 1.  Financial Statements (unaudited)............................    3

           Condensed Consolidated Balance Sheets.....................    3
           Condensed Consolidated Statements of Operations...........    4
           Condensed Consolidated Statements of Cash Flows...........    5
           Notes to Condensed Consolidated Financial
             Statements..............................................    6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................    8

           Results of Operations.....................................    9
           Liquidity and Capital Resources...........................   11
           Risk Factors..............................................   12


PART II. OTHER INFORMATION...........................................   21

Item 1. Legal Proceedings............................................   21

Item 4. Results of Vote of Stockholders..............................   22

Item 6. Exhibits and Reports on Form 8-K.............................   22

ITEM 1.  FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                       September 30,
                                                           1997           June 30,
                                                        (Unaudited)         1997
                                                        ----------       ----------
Assets

Cash and cash equivalents                               $   14,602       $  140,872
Short-term investments                                     456,973           54,821
Accounts receivable, net                                   233,652          232,073
Inventories                                                259,706          261,738
Prepaid expenses and other assets                           25,597           37,707
Deferred income taxes                                       75,935           75,935
                                                        ----------       ----------
          Total Current Assets                           1,066,465          803,146

Equipment and leasehold improvements, net                  194,935          196,992
Other assets                                                45,143           34,911
                                                        ----------       ----------
          Total Assets                                  $1,306,543       $1,035,049
                                                        ==========       ==========

Liabilities and Stockholders' Equity

Trade accounts payable                                  $  113,752       $  117,163
Accrued expenses and other
   current liabilities                                     174,603          167,685
Line of credit borrowings                                       --           35,000
Current portion of long-term debt and
   capital lease obligations                                19,681           21,127
                                                        ----------       ----------
          Total Current Liabilities                        308,036          340,975

Long-term debt and capital lease
   obligations, less current portion                       353,964           46,592
                                                        ----------       ----------
          Total Liabilities                                662,000          387,567

Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued
   and outstanding 37,756 shares at September 30,
   1997 and 37,334 shares at June 30, 1997                      38               37
Additional paid-in capital                                 370,333          361,101
Retained earnings                                          274,172          286,344
                                                        ----------       ----------

          Total Stockholders' Equity                       644,543          647,482
                                                        ----------       ----------
                                                        $1,306,543       $1,035,049
                                                        ==========       ==========

-------------------------

See Notes to condensed consolidated financial statements.

Amounts presented above applicable to prior periods have been restated to reflect the Company's merger with OnTrak Systems, Inc. ("OnTrak") accounted for as a pooling of interests.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                    ----------------------------
                                                            September 30,
                                                            -------------
                                                      1997                1996
                                                    ---------           --------
Net sales                                           $ 289,392           $292,687
Royalty income                                            534              6,559
                                                    ---------           --------
       Total revenue                                  289,926            299,246

Costs and expenses:
  Cost of goods sold                                  176,940            175,546
  Research and development                             54,177             46,130
  Selling, general and
    administrative                                     53,204             51,564
  Merger costs                                         17,685                 --
  Restructuring charge                                     --              9,021
                                                    ---------           --------
       Operating income (loss)                        (12,080)            16,985

Other expense, net                                        798                125
                                                    ---------           --------
Income (loss) before income taxes                     (12,878)            16,860
Income tax expense (benefit)                             (706)             5,112
                                                    ---------           --------
Net income (loss)                                   $ (12,172)          $ 11,748
                                                    =========           ========

Net income (loss) per share
              Primary                               $   (0.32)          $   0.31
                                                    =========           ========
              Fully diluted                         $   (0.32)          $   0.31
                                                    =========           ========

Number of shares used in
  per share calculations
              Primary                                  37,600             37,381
                                                    =========           ========
              Fully diluted                            37,600             37,381
                                                    =========           ========


See Notes to condensed consolidated financial statements.

Amounts presented above applicable to prior periods have been restated to reflect the Company's merger with OnTrak accounted for as a pooling of interests.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Three Months Ended
                                                 --------------------------------
                                                 September 30,      September 30,
                                                     1997                1996
                                                 -------------      -------------
Cash flows from operating activities:

  Net income (loss)                               ($   12,172)        $  11,748
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                        15,148            12,683
  Change in certain working capital
    accounts                                           16,070            (1,296)
                                                  -----------         ---------
Net cash provided by operating
  activities                                           19,046            23,135

Cash flows from investing activities:

    Capital expenditures                              (13,091)          (32,345)
    Purchase of short-term investments             (4,559,637)         (162,355)
    Sale of short-term investments                  4,157,485           123,655
    Other                                              (1,232)             (753)
                                                  -----------         ---------
Net cash used in investing activities                (416,475)          (71,798)
                                                  -----------         ---------

Cash flows from financing activities:

  Proceeds from borrowings under
    line of credit                                         --            35,000
  Repayments of borrowings under
    line of credit                                    (35,000)          (25,000)
  Sale of stock, net of issuance
    costs                                               9,233             1,846
  Net proceeds from issuance of
    long-term debt                                    301,000                --
  Principal payments on long-term debt
    and capital lease obligations                      (4,074)           (3,867)
                                                  -----------         ---------
Net cash provided by financing
  activities                                          271,159             7,979
                                                  -----------         ---------
Net decrease in cash and
  cash equivalents                                   (126,270)          (40,684)

Cash and cash equivalents at beginning
  of period                                           140,872            87,096
                                                  -----------         ---------
Cash and cash equivalents at end of
  period                                          $    14,602         $  46,412
                                                  ===========         =========


See Notes to condensed consolidated financial statements.

Amounts presented above applicable to prior periods have been restated to reflect the Company's merger with OnTrak accounted for as a pooling of interests.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited supplemental consolidated financial statements of Lam Research Corporation (the Company or Lam) for the year ended June 30, 1997, which are included on Form S-3 File number 333-39167.

        The prior period amounts have been restated to reflect the Company's merger with OnTrak, accounted for as a pooling of interests. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

NOTE B - MERGER WITH ONTRAK

        On August 5, 1997, the stockholders of each Lam and OnTrak approved the merger of Lam and OnTrak (the "Merger") and the issuance of Lam common Stock, par value $0.001 per share ("Lam Common Stock") under the Agreement and Plan of Merger between Lam and OnTrak. The Company issued approximately 6.5 million shares of Lam Common Stock and options and rights to acquire approximately two million shares of Lam Common Stock. The transaction has been accounted for as a pooling of interests and is structured to qualify as a tax-free reorganization. Costs associated with the Merger were approximately $17.7 million, including investment advisory fees, legal and accounting fees, financial printing costs and other merger related costs. Such costs associated with the Merger negatively impacted the results of operations for the quarter ended September 30, 1997.

NOTE C -- INVENTORIES

        Inventories consist of the following:

                                             Sept. 30,          June 30,
                                               1997               1997
                                             ---------          --------
                                                    (in thousands)
        Raw materials                        $156,263           $136,698
        Work-in-process                        71,935             93,057
        Finished goods                         31,508             31,983
                                             --------           --------
                                             $259,706           $261,738
                                             ========           ========

NOTE D -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

                                             Sept. 30,        June 30,
                                               1997             1997
                                             ---------        ---------
                                                   (in thousands)
        Equipment                            $ 168,265        $ 158,475
        Furniture & fixtures                    57,975           58,642
        Leasehold improvements                 104,556          100,222
                                             ---------        ---------
                                               330,796          317,339

        Accumulated depreciation and
          amortization                        (135,861)        (120,347)
                                             ---------        ---------
                                             $ 194,935        $ 196,992
                                             =========        =========


NOTE E -- OTHER EXPENSE, NET

        The significant components of other expense, net are as follows (in thousands):

                                                 Three Months Ended
                                                    September 30,
                                             --------------------------
                                              1997               1996
                                             -------            -------
        Interest expense                     $ 2,715            $ 1,536
        Interest income                       (3,199)            (1,119)
        Other                                  1,282               (292)
                                             -------            -------
                                             $   798            $   125
                                             =======            =======


NOTE F -- NET INCOME (LOSS) PER SHARE

        For the three month period ended September 30, 1997, net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. For the three month period ended September 30, 1996, primary net income per share is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The common stock equivalents include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method.

        In March 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary net income per share (basic earnings per share), the dilutive effect of stock options will be excluded. The Company's basic and diluted earnings (loss) per share as calculated according to FAS 128 would be as follows:

                                  September 30,
                            -------------------------
                             1997               1996
                            ------              -----
        Basic               $(0.32)             $0.32
        Diluted             $(0.32)             $0.31


NOTE G -- APPROVAL OF LAM RESEARCH 1997 INCENTIVE STOCK PLAN

        On August 5, 1997 the stockholders of the Company approved the Lam Research Corporation 1997 Stock Incentive Plan, which provides for the grant of stock options, restricted stock, deferred stock and performance share awards to participating officers, directors, employees, consultants and advisors of the Company and its subsidiaries. Initially, 3,000,000 shares were reserved for issuance. The number of shares to be issued will automatically be increased each calendar quarter subject to certain provisions and restrictions, but in no event shall exceed 5,000,000 shares.

NOTE H -- CONVERTIBLE SUBORDINATED NOTES

        During August 1997, Lam completed an offering of $310.0 million of Convertible Subordinated Notes (the "Notes"). The Notes bear interest at five percent, mature on September 1, 2002 and are convertible into shares of Lam's Common Stock at $87.77 per share. Expenses associated with the offering of approximately $9.0 million were deferred and are included in other assets. Such deferred costs will be amortized ratably over the term of the Notes.

NOTE I -- LITIGATION

        See Part II, item 1 for discussion of litigation.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, royalty income, gross margins, levels of research and development and operating expenses, management's plans and objectives for future operations of the Company, the effects of the Company's merger with

OnTrak, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading Risk Factors, that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 8 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the quarter ended September 30, 1997.

        RESULTS OF OPERATIONS

        All financial data of the Company included herein reflects the combination of the historical financial information of both Lam and OnTrak as described in Note A.

        The following table sets forth, for the fiscal periods indicated, certain income and expense items as a percentage of total revenue:

                                                      Three Months Ended
                                                        September 30,
                                                     --------------------
                                                     1997           1996
                                                     -----          -----
        Net sales                                     99.8%          97.8%
        Royalty income                                 0.2            2.2
                                                     -----          -----
                                                     100.0          100.0

        Cost of goods sold                            61.0           58.7
        Research and development                      18.7           15.4
        Selling, general
          & administrative                            18.4           17.2
        Merger charge                                  6.1           --
        Restructuring charge                          --              3.0
                                                     -----          -----
                Operating income (loss)               (4.2)           5.7

        Other expense, net                             0.2            0.1
                                                     -----          -----

        Income (loss) before taxes                    (4.4)           5.6

        Income tax expense (benefit)                  (0.2)           1.7
                                                     -----          -----
                Net income (loss)                     (4.2)%          3.9%
                                                     =====          =====

Results of Operations

        Net sales for the three month period ended September 30, 1997 were relatively flat compared to the year-ago period. The Company continues to see a shift in its product sales from single-chamber to multi-chamber products. Increased sales of the Company's Alliance(TM) cluster system, which utilizes from one to four Transformer Coupled Plasma(TM) ("TCP") etch chambers each, were offset by a decrease in stand-alone TCP system sales. Sales of the Company's chemical mechanical planarization("CMP") cleaning systems were slightly higher than the year-ago period. Total foreign sales were 52% of total revenue during the first quarter of fiscal 1998 compared to 67% of total revenue for the year-ago period. Domestic sales increased approximately 43% while all other regions, except Asia Pacific which remained virtually flat, experienced decreases in total revenue. Total spares and service sales were also flat compared with the year-ago period. Service revenue represents approximately 5% of total revenue for both the first quarter of fiscal 1998 and 1997. The Company anticipates that net sales will remain flat for the first half of fiscal 1998 and that revenue may increase during calendar 1998 when the industry returns to historical growth rates.

        Royalty income decreased 92% from the year-ago period. The Company expects that royalty income will remain relatively flat for the remainder of the fiscal year. The reduction in royalty rate is due to the extended royalty agreement with Tokyo Electron Limited which reduced the previous royalty rate from 5% to 1%, effective January 1, 1997. Fiscal 1998 will be the first full year with royalty income calculated at the reduced royalty rate of 1%.

        The Company's gross margin percentage declined to 39.0% in the first quarter of fiscal 1998 compared with 41.3% for the year-ago period. The Company has achieved lower product margins on the Alliance cluster products as compared to stand-alone systems and the shift in product mix to the cluster tools negatively impacted overall margin performance. Worldwide spares margins also declined as compared to the year-ago quarter. Also contributing to the gross margin percentage decline was the decrease in royalty income.

        Research and development ("R&D") expenses for the quarter ended September 30, 1997 were 17.4% higher than the year-ago period. The Company believes that in order to remain competitive, it must continue to invest substantially in R&D. The Company continues to develop its CMP polishing system and its chemical vapor deposition ("CVD") technologies, to invest in advanced etch applications, flat panel display technology and to make enhancements to its Alliance and TCP products, including developing the technology necessary to incorporate the 300 mm wafer processing capabilities into its products.

        Selling, general and administrative ("SG&A") expenses increased 3.2% during the first quarter of fiscal 1998 compared to the year-ago period. The Company continues to closely monitor its expenditures and capital spending relative to revenue levels.

        During the first quarter of fiscal 1998, the Company recorded costs of $17.7 million relating to the merger with OnTrak. Such expenses relate to investment advisory fees, legal and accounting fees, financial printing costs and other merger-related costs.

        During the first quarter of fiscal 1997, the Company restructured its operations by consolidating its previous business unit structure into a more centralized functional organization. As a result, the Company recorded a restructuring charge of $9.0 million for costs related primarily to severance compensation and consolidation of facilities.

        Other expenses increased $0.7 million to $0.8 million during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. During the first quarter of fiscal 1998, the Company issued $310.0 million of Notes bearing interest at 5% which are due to mature on September 1, 2002. The Company anticipates that interest expense will increase as a result of the Notes and interest income will increase as a result of the additional invested cash realized from the sale of the Notes.

        The Company recorded a tax benefit of 5.5% of its pre-tax loss. A significant portion of the Merger charge recorded in the first quarter consists of non tax-deductible expenses resulting in a lower effective tax benefit rate.

Liquidity and Capital Resources

        Net cash provided by operating activities was $19.0 million for the three months ended September 30, 1997, derived primarily by working capital of $16.1 million. Cash used in investing activities was $416.5 million which was primarily from the investment of the cash proceeds from the issuance of the Notes into short-term investments. Capital expenditures for the three month period ended September 30, 1997 were $13.1 million. The Company received approximately $301.0 million of net cash from the issuance of the Notes. The Company incurred $9.0 million of debt issuance costs which will be amortized over the life of the Notes. During the first quarter of fiscal 1998, the Company repaid $35.0 million of borrowings under its syndicated line of credit.

        As of September 30, 1997, the Company had $471.6 million in cash, cash equivalents and short-term investments compared with $195.7 million at June 30, 1997. The Company has a total of $210.0 million available under a syndicated bank line of credit which was due to expire in December 1998 but has been extended to December 2000. Borrowings under the line of credit bear interest at the bank's prime rate or 0.55% to 0.75% over London Interbank Offered Rate. The Company also has a line of credit of $10.0 million with a bank which expires in November 1997 (the Company does not plan on renewing this line of credit); borrowings under this line of credit bear interest at the bank's prime rate. Borrowings under both lines of credit are subject to the Company's compliance with financial covenants. On or before September 30, 1997, the Company received amendments or waivers to certain of its financial covenants in connection with the Merger and the issuance of the Notes.

        The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the first quarter of fiscal 1998 are considered adequate to support current levels of operations for at least the next twelve months.

                                  RISK FACTORS

FLUCTUATIONS IN QUARTERLY REVENUES

        The Company's quarterly revenues have fluctuated in the past and may fluctuate in the future. The Company's revenues are dependent on many factors, including but not limited to the economic conditions in the semiconductor industry, customer capacity requirements, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors, changes in average selling prices and product mix, and exchange rate fluctuations, among others. The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be adversely affected. The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems. The Company's systems can range in price from approximately $150,000 to over $3 million per unit. The sale of fewer systems than anticipated in any quarter may have a substantial negative impact on the operating results for the quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders are not received in time to enable shipment during such quarter, if anticipated shipments are delayed or canceled by one or more customers, or if shipments are delayed due to procurement shortages or manufacturing difficulties. The slowdown in the semiconductor industry and in the construction of new wafer fabrication facilities has resulted in the Company experiencing a reduction in new orders as well as rescheduled and canceled orders. There can be no assurance that this slowdown will not continue. The Company generally realizes a higher margin on sales of its mature products, such as Rainbow etch systems and CMP cleaning systems, and on revenue from service and spare parts than on sales of Alliance, CVD, FPD, and newly released TCP products. Newer products usually have lower margins in the initial phase of production. The impact of these and other factors on the Company's revenues and operating results in any future period is difficult for the Company to forecast. There can be no assurance that these and other factors will not materially adversely affect the Company's future business and financial results.

VOLATILITY IN THE SEMICONDUCTOR EQUIPMENT INDUSTRY

        The business of the Company depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and historically has experienced periodic downturns. The semiconductor industry has been experiencing a slowdown of product demand and volatility in product pricing. This slowdown and volatility have caused the semiconductor industry to reduce or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. These conditions have adversely affected and may continue to adversely affect the Company's aggregate bookings, revenues and operating results, and no assurance can be given that the Company's bookings, revenue and operating results will not be adversely affected by future downturns in the semiconductor industry. Even during periods of reduced revenues, in order to remain competitive, the Company will be required to continue to invest in R&D and to maintain extensive ongoing worldwide customer service and support capability, which could adversely affect its financial results.

RISKS RELATED TO THE MERGER WITH ONTRAK

Integration of Operations

        The realization of the benefits sought from the Merger depends on the ability of the combined company to effectively utilize the joint product development capabilities, sales and marketing capabilities, administrative organizations and facilities of the two companies. There can be no assurance that these benefits will be achieved or that the activities of the Company will be integrated in a coordinated, timely and efficient manner. The combination of the two organizations also will require the dedication of management resources, which will detract such persons' attention from the day-to-day business of the Company. There can be no assurance that the integration will be completed without disrupting the Company's business. The inability of the Company to effectively utilize resources and to achieve integration in a timely and coordinated fashion could result in a material adverse effect on the Company's financial condition, operating results and cash flows. There can be no assurance that the Company will retain and successfully integrate its key management, technical, sales and customer support personnel, or that it will obtain any of the anticipated benefits of the Merger.

Substantial Expenses Resulting from the Merger

        Costs associated with the Merger of approximately $17.7 million negatively impacted results of operations in the fiscal quarter ended September 30, 1997. Such expenses include investment advisory fees, legal and accounting fees, financial printing costs and other Merger-related costs. Although the Company does not believe that actual Merger costs will exceed the aforementioned amount, there can be no assurance that the Company's estimate is correct or that unanticipated contingencies will not occur that will substantially increase the costs of combining the operations of the two companies.

Potential Dilutive Effect to Stockholders

        Although the Company believes that beneficial synergies will result from the Merger, there can be no assurance that combining the two companies' businesses, even in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of the Company's Common Stock in connection with the Merger may have the effect of reducing the Company's net income per share from levels otherwise expected for the Company and could reduce the market price of the Company's Common Stock unless revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved.

DEPENDENCE ON NEW PRODUCTS AND PROCESSES; RAPID TECHNOLOGICAL CHANGE

        Rapid technological changes in semiconductor manufacturing processes subject the semiconductor manufacturing equipment industry to increased pressure to maintain technological parity. The Company believes that the future success of the Company will depend in part upon its ability to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. Due to the risks inherent in transitioning to new products, the Company will be required to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses may result. In the past, the Company has experienced some delays as well as reliability and quality problems in connection with product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by the Company will be accepted in the marketplace. If the Company does not successfully introduce new products, the Company's results of operations will be materially adversely affected.

        In addition, the Company expects to continue to make significant investments in R&D. The Company also must manage product transitions successfully, as introduction of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to existing products which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the marketing and selling of advanced processes or equipment to customers with whom the Company has formed strategic alliances, the results of operations of the Company could be adversely affected. In addition, in connection with the development of the Company's new products, the Company will invest in high levels of preproduction inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could have an adverse effect on the Company's financial results.

PRODUCT CONCENTRATION; LACK OF PRODUCT REVENUE DIVERSIFICATION

        A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a substantial percentage of the Company's revenues in the near term. Continued market acceptance of the Company's primary products is therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of these products, if any, as a result of competition, technological change, failure of the Company to timely release new versions of these products, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company. During fiscal 1997, the Company experienced a faster than anticipated transition from its single-chamber etch products to its next generation, multi-chamber etch cluster tools, which resulted in the need for higher than anticipated reserve provisions for excess and obsolete manufacturing and spare parts inventories and additional provisions for installation and warranty costs. These factors, among others, resulted in the Company reporting a loss for the fiscal year ended June 30, 1997.

DEPENDENCE UPON KEY SUPPLIERS AND KEY DISTRIBUTORS

        Certain of the components and subassemblies included in the products of the Company are obtained from a single supplier or a limited group of suppliers. The Company's key suppliers include Bullen Ultrasonics, Inc., which supplies electrodes, Edwards High Vacuum Inc., Lam's supplier of chillers, and Advanced Energy Industries, Lam's RF generator supplier. Lam purchases in excess of $500,000 of supplies on a monthly basis from these suppliers. Each of these suppliers has a one year blanket purchase contract with Lam under which Lam may issue purchase orders. These contracts may be renewed annually. Each of these suppliers has sold products to Lam during at least the last four years, and Lam has no reason to expect that they will not continue to renew these contracts in the future. Lam believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

HIGHLY COMPETITIVE INDUSTRY

        The semiconductor processing industry is highly competitive. The Company has experienced and expects to continue to face substantial competition throughout the world. A substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line. The Company believes that as a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, the Company would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's capital equipment. The Company believes that to remain competitive, the Company will require significant financial resources in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D.

        The Company intends to continue to invest substantial resources to increase sales of its systems to Japanese semiconductor manufacturers, who represent a substantial portion of the worldwide semiconductor market and whose market is difficult for non-Japanese equipment companies to penetrate. The Company believes that the semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis, and certain of its competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support capabilities. In addition, there are smaller emerging semiconductor equipment companies that provide innovative technology that may have performance advantages over systems offered by the Company.

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

        The Company faces significant competitive factors in the CVD equipment market, including film quality, flow uniformity, contamination control, temperature control and overall cost of ownership, including throughput, system reliability, cost of consumables, system price and customer support. In the CVD equipment market, the principal suppliers of equipment are Applied Materials, Inc., Canon Sales Co. Inc., Novellus Systems, Inc. and Watkins-Johnson Company.

        The CMP polishing system under development by the Company is expected to face significant competition from multiple current and future competitors. Companies currently offering polishing systems include Applied Materials, Inc., Cybeq Systems, Ebara Corporation, Integrated Process Equipment Corp. ("IPEC"), SpeedFam Corp., Strasbaugh and Sumitomo Metals Limited. IPEC currently has the largest installed base of CMP polishers and also offers an integrated CMP polishing and cleaning system. Lam believes that other companies are developing polishing systems and are planning to introduce new products to this market before or during the same time frame as the Company's planned introduction of its CMP polishing system.

        In CMP slurry removal and cleaning applications, as developed by OnTrak, the Company's principal competitor is Dainippon Screen Manufacturing Co. Ltd. ("Dainippon Screen"). The Company expects that it will face increased competition from IPEC, which currently offers a slurry removal cleaning system, and SpeedFam, as well as others as the CMP market continues to develop. In general cleaning applications the Company competes against Dainippon Screen and others.

        The Company expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch, CMP or CVD products similar to those sold or being developed by the Company, the Company's ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

        Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. In particular, while the Company currently is developing additional product enhancements that it believes address customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

INTERNATIONAL OPERATIONS AND EXPANSION

        International sales accounted for 57%, 63%, 53%, 52% and 67%, respectively, of the Company's net revenues in the fiscal years 1997, 1996 and 1995 and the fiscal quarters ended September 30, 1997 and 1996. The Company anticipates that international sales will continue to account for a significant portion of net sales. Additionally, the Company intends to continue expansion of international operations, including expansion of facilities in the Asia Pacific region. As a result, a significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulties in accounts receivable collection.

        In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, political instability, fluctuations in currency exchange rates, and seasonal reductions in business activity during summer months in Europe and certain other parts of the world, and adverse changes in the economic markets in various regions, especially Asia, any of which could have an adverse impact on the success of international operations. Sales of products by the Company currently are denominated principally in United States dollars. Accordingly, any increase in the value of the United States dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets. In Japan, the Company's sales are denominated in the Japanese yen and a weakening of the value of the Japanese yen as compared to the U.S. dollar could negatively impact operating margins. Currently, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of the yen-denominated assets and liabilities, and the Company will enter into such hedging transactions in the future. In addition, effective patent, copyright, trademark and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. It is also possible that the Company's Korean manufacturing facility may experience difficulties in management, procurement, production and staffing. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the business, operating results, financial condition and cash flows of the Company.

INTELLECTUAL PROPERTY MATTERS

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

        In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery and has been reassigned to a new judge. The trial date has been set for March 1998. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that Lam will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's operating results or the Company's financial position.

        The Company's success depends in part on its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secret protection, it believes that the success of the Company will depend on more technological expertise, continuing the development of new systems, market penetration and growth of its installed base and the ability to provide comprehensive support and service to customers. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. The Company currently has a number of United States and foreign patents and patent applications. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company.

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

DEPENDENCE ON KEY PERSONNEL AND DIFFICULTY OF IDENTIFYING AND HIRING CERTAIN PERSONNEL

        The performance of the Company is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the executive officers or other key employees of the Company could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

        The future success of the Company also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in identifying and hiring qualified engineering personnel. There can be no assurance that the Company will be able to attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows.

MANAGEMENT TRANSITION

        In recent years, the Company has experienced expansion of its operations that has placed significant demands on its respective administrative, operational and financial resources, the demands of which are expected to intensify as a result of the Merger. James W. Bagley, the Chairman and Chief Executive Officer of OnTrak, became the Chief Executive Officer of Lam on August 6, 1997. In addition, Lam hired a new Chief Financial Officer, Mercedes Johnson, in April 1997 and a new Chief Operating Officer, Stephen G. Newberry, in August 1997. There can be no assurance that such management transitions can be accomplished in an efficient manner without business disruption.

MANAGEMENT OF POTENTIAL GROWTH; INTEGRATION OF POTENTIAL ACQUISITIONS

        To manage future growth, if any, management of the Company will face significant challenges in improving financial and management controls, management processes, business and management information systems and procedures on a timely basis and expanding, training and managing its work force. There can be no assurance that the Company will be able to perform such actions successfully. In the future, the Company may make additional acquisitions of complementary companies, products or technologies. Managing an acquired business entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. The Company's success will depend, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. There can be no assurance that the Company will be able to effectively achieve and manage any such growth, or that its management, personnel or systems will be adequate to support the Company's operations. Any such inabilities or inadequacies would have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

        An important element of the Company's management strategy is to review acquisition prospects that would complement the Company's existing products, augment its market coverage and distribution ability or enhance its technological capabilities. While the Company has no current agreements in place with respect to any new acquisitions, the Company may acquire additional businesses, products or technologies in the future. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to goodwill and other intangible assets, and other changes which could materially adversely affect the Company's business, financial condition and results of operations and/or the price of Lam Common Stock.

POTENTIAL VOLATILITY OF COMMON STOCK PRICE

        The market price for Lam Common Stock has been volatile. The market price of Lam Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally in the semiconductor industry, may adversely affect the market price of Lam Common Stock.

POTENTIAL ANTI-TAKEOVER EFFECTS OF RIGHTS PLAN AND BYLAWS

        On January 23, 1997, the Company adopted a Rights Plan (the "Rights Plan") in which rights were distributed as a dividend at the rate of one right for each share of Common Stock, par value $0.001 per share, of the Company held by stockholders of record as of the close of business on January 31, 1997 and thereafter. In connection with the adoption of the Rights Plan, the Board of Directors also adopted a number of amendments to the Company's Bylaws, including amendments requiring advance notice of stockholder nominations of directors and stockholder proposals.

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

        In addition, the Certificate of Incorporation authorizes 5,000,000 shares of undesignated preferred stock. The Board of Directors of the Company, without further stockholder approval, may issue this preferred stock with such terms as the Board of Directors may determine, which could have the effect of delaying or preventing a change in control of the Company. The issuance of preferred stock could also adversely affect the voting power of the holders of Common Stock, causing the loss of voting control. The Company's Bylaws and indemnity agreements with officers and directors provide that the Company will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to the Company. Moreover, Section 203 of the Delaware General Corporation Law restricts certain business combinations with "interested stockholders" as defined by that statute.

SIGNIFICANT LEVERAGE; DEBT SERVICE

        In connection with the issuance of the Notes, the Company incurred $310 million of indebtedness which resulted in a ratio of long-term debt to total capitalization at September 30, 1997 of approximately 37%. As a result of this additional indebtedness, the Company's principal and interest obligations will increase substantially. The degree to which the

Company is leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance.

        The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its outstanding indebtedness, including the Notes, future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flows from operations and its available borrowings, there can be no assurance that it will be able to obtain alternative financing or that it will be permitted to do so under the terms of its existing financing arrangements. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements may be adversely affected. If the Company does not generate sufficient increases in cash flows from operations to repay the Notes at maturity, it could attempt to refinance the Notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to the Company, if at all. Any failure by the Company to satisfy its obligations with respect to the Notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the Indenture and could cause a default under agreements governing other indebtedness, if any, of the Company.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        In October 1993, Varian brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit is in the late stages of discovery and was reassigned a new judge. A trial date has been set for March 1998. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms or at all if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's consolidated financial statements.

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

ITEM 4. Results of Vote of Stockholders

        The Special Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on August 5, 1997.

Out of 30,886,648 shares of Common Stock entitled to vote at the meeting, 25,677,141 shares were present in person or by proxy.

        The results of voting on the following items were as set forth below:

(a) Approval of the issuance of shares of Lam Common Stock in connection with Lam's acquisition of OnTrak.

        IN FAVOR      OPPOSED       WITHHELD       BROKER NON-VOTES
        --------      -------       --------       ----------------
        20,537,655    109,381       69,573         4,960,532

        This proposal was approved by the stockholders.

(b) Approval of the adoption of the Lam Research Corporation 1997 Stock Incentive Plan.

        IN FAVOR      OPPOSED       WITHHELD       BROKER NON-VOTES
        --------      -------       --------       ----------------
        19,267,862    6,288,911     120,368        None

        This proposal was approved by the stockholders.

(c) Approval of the amendment of the Company's Certificate of Incorporation to eliminate stockholder action by written consent.

        IN FAVOR      OPPOSED       WITHHELD       BROKER NON-VOTES
        --------      -------       --------       ----------------
        7,894,069     12,896,909    190,147        4,696,016

        This proposal was not approved by the stockholders.

(d) Approval of the amendment of the Company's Certificate of Incorporation to eliminate cumulative voting in the election of the members of the Company's Board of Directors.

        IN FAVOR      OPPOSED       WITHHELD       BROKER NON-VOTES
        --------      -------       --------       ----------------
        9,537,394     11,217,996    228,935        4,692,816

        This proposal was not approved by the stockholders.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10.44 Consent and Waiver Agreement among Lam Research Corporation, IBJTC Leasing Corporation - BSC and Participants dated October 7, 1997.

        Exhibit 10.45 Third Amendment to Credit Agreement among Lam Research Corporation, ABN-AMRO Bank, as agent, and a syndicate of lenders, dated October 7, 1997.

        Exhibit 11.1    Statement Re:  Computation of Earnings (Loss)
                        Per Share

        Exhibit 27      Financial Data Schedule

(b)     Reports on Form 8-K

        The Company filed a Form 8-K on August 15, 1997, reporting that on August 5, 1997, the stockholders of each Lam and OnTrak approved the merger of Lam and OnTrak and the issuance of Lam Common Stock under the Agreement and Plan of Merger with OnTrak. This Form 8-K was amended, on a Form 8K/A, on October 3, 1997 to include the financial statements of OnTrak.

        The Company filed a Form 8-K on September 2, 1997, announcing that on August 19, 1997, it had sold $310 million of 5% convertible subordinated notes due 2002 in an offering within the U.S. to qualified institutional buyers in accordance with Rule 144A and outside the U.S. to non-U.S. persons. The notes are convertible into the common stock of the Company. The offering closed on August 26, 1997.

        The Company filed a Form 8-K on September 9, 1997, reporting that on August 19, 1997, pursuant to a written amendment, Lam and ChaseMellon Shareholder Services, LLC. modified certain terms of the Rights Agreement dated January 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1997


                                           LAM RESEARCH CORPORATION



                                           By: /s/ Mercedes Johnson
                                               ---------------------------------
                                               Mercedes Johnson, Vice President,
                                               Finance & Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                    Description
------                    -----------
Exhibit 10.44   Consent and Waiver Agreement among Lam Research
                Corporation, IBJTC Leasing Corporation - BSC and
                Participants dated October 7, 1997.

Exhibit 10.45   Third Amendment to Credit Agreement among Lam
                Research Corporation, ABN-AMRO Bank, as agent, and a syndicate of lenders, dated October 7, 1997.

Exhibit 11.1    Statement Re:  Computation of Earnings (Loss)
                Per Share

Exhibit 27      Financial Data Schedule