Form 10-Q
period 1997-12-31
LAM RESEARCH CORP
filed 1998-02-13
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 1997


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                            94-2634797
------------------------------                            ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                               94538
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                      YES X    NO

As of December 31, 1997 there were 37,985,846 shares of Registrant's Common Stock outstanding.

                                      INDEX

                                                                              Page
                                                                               No.
                                                                              -----
PART I.  FINANCIAL INFORMATION...............................................    3


Item 1.  Financial Statements(unaudited).....................................    3

                           Condensed Consolidated Balance Sheets............     3
                           Condensed Consolidated Statements of Operations..     4
                           Condensed Consolidated Statements of Cash Flows..     5
                           Notes to Condensed Consolidated Financial
                                    Statements..............................     6


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................    10

                           Results of Operations............................    11
                           Liquidity and Capital Resources..................    13
                           Risk Factors.....................................    14


PART II. OTHER INFORMATION..................................................    17

Item 1.  Legal Proceedings..................................................    17

Item 4.  Results of Votes of Stockholders...................................    17

Item 6.  Exhibits and Reports on Form 8-K...................................    18

ITEM 1.  FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                  December 31,
                                                      1997          June 30,
                                                  (unaudited)         1997
                                                   ----------       ----------
Assets

Cash and cash equivalents                          $   21,058       $  140,872
Short-term investments                                425,660           54,821
Accounts receivable, net                              235,382          232,073
Inventories                                           258,104          261,738
Prepaid expenses and other assets                      26,115           37,707
Deferred income taxes                                  75,509           75,935
                                                   ----------       ----------
                Total current assets                1,041,828          803,146

Equipment and leasehold improvements, net             193,059          196,992
Other assets                                           40,959           34,911
                                                   ----------       ----------
                Total assets                       $1,275,846       $1,035,049
                                                   ==========       ==========

Liabilities and Stockholders' Equity

Trade accounts payable                             $   83,449       $  117,163
Accrued expenses and other
   current liabilities                                174,553          167,685
Line of credit borrowings                                  --           35,000
Current portion of long-term debt and
   capital lease obligations                           18,584           21,127
                                                   ----------       ----------

                Total current liabilities             276,586          340,975

Long-term debt and capital lease
   obligations, less current portion                  346,314           46,592

Preferred stock:  5,000 shares authorized;
   none outstanding
Common stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 37,986 shares at December 31,
   1997 and 37,334 shares at June 30, 1997                 38               37
Additional paid-in capital                            375,211          361,101
Retained earnings                                     277,697          286,344
                                                   ----------       ----------

                Total stockholders' equity            652,946          647,482
                                                   ----------       ----------
                                                   $1,275,846       $1,035,049
                                                   ==========       ==========


--------------------------------------------

See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                Three Months Ended               Six Months Ended
                                            -------------------------       --------------------------
                                                   December 31,                     December 31,
                                            -------------------------       --------------------------
                                              1997            1996            1997              1996
                                            ---------       ---------       ---------        ---------
Net sales                                   $ 291,291       $ 253,354       $ 580,683        $ 546,041
Royalty income                                    765           4,710           1,299           11,269
                                            ---------       ---------       ---------        ---------

        Total revenue                         292,056         258,064         581,982          557,310

Costs and expenses:
  Cost of goods sold                          178,960         161,185         355,900          336,731
  Research and development                     54,474          43,909         108,651           90,039
  Selling, general and administrative          53,455          48,568         106,659          100,132
  Merger costs                                     --              --          17,685               --
  Restructuring charge                             --              --              --            9,021
                                            ---------       ---------       ---------        ---------

Operating income (loss)                         5,167           4,402          (6,913)          21,387

Other expense, net                                466             184           1,264              309
                                            ---------       ---------       ---------        ---------

Income (loss) before taxes                      4,701           4,218          (8,177)          21,078
Income taxes                                    1,176             941             470            6,053
                                            ---------       ---------       ---------        ---------

Net income (loss)                           $   3,525       $   3,277       $  (8,647)       $  15,025
                                            =========       =========       =========        =========

Net income (loss) per share
         Basic                              $    0.09       $    0.09       $   (0.23)       $    0.41
                                            =========       =========       =========        =========
         Diluted                            $    0.09       $    0.09       $   (0.23)       $    0.40
                                            =========       =========       =========        =========

Number of shares used in
  per share calculations
          Basic                                38,000          36,709          37,800           36,619
                                            =========       =========       =========        =========
          Diluted                              38,600          37,593          37,800           37,439
                                            =========       =========       =========        =========

See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                           Six Months Ended
                                                    ------------------------------
                                                    December 31,       December 31,
                                                       1997               1996
                                                    -----------        -----------
Cash flows from operating activities:

    Net income (loss)                               $    (8,647)       $    15,025
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization                     32,111             24,436
       Deferred income taxes                              1,976             (1,085)
       Change in certain working capital
        accounts                                        (17,559)            52,942
                                                    -----------        -----------
    Net cash provided by operating activities             7,881             91,318

    Cash flows from investing activities:

       Capital expenditures                             (22,851)           (40,881)
       Purchase of short-term investments            (5,573,042)          (387,294)
       Sale of short-term investments                 5,202,203            307,325
       Other                                             (1,295)            (6,642)
                                                    -----------        -----------
    Net cash used in investing activities              (394,985)          (127,492)
                                                    -----------        -----------

    Cash flows from financing activities:

       Proceeds from borrowings under
        line of credit                                       --             45,000
       Repayments of borrowings under
        line of credit                                  (35,000)           (60,000)
       Sale of stock, net of issuance
        costs                                            14,111              7,379
       Proceeds from issuance of
        long-term debt                                  301,000                184
       Principal payments on long-term debt
        and capital lease obligations                   (12,821)            (9,454)
                                                    -----------        -----------
    Net cash provided by (used in)
     financing activities                               267,290            (16,891)
                                                    -----------        -----------
    Net decrease in cash and cash equivalents          (119,814)           (53,065)

  Cash and cash equivalents at beginning
    of period                                           140,872             87,096
                                                    -----------        -----------
  Cash and cash equivalents at end of period        $    21,058        $    34,031
                                                    ===========        ===========

See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited supplemental consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the year ended June 30, 1997, which are included on Form S-3 File number 333-39167.

         The prior period amounts have been restated to reflect the Company's merger with OnTrak Systems, Inc. ("OnTrak"), accounted for as a pooling of interests. The results of operations for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

NOTE B  - - MERGER WITH ONTRAK

         On August 5, 1997, the stockholders of each of Lam and OnTrak approved the merger of Lam and OnTrak (the "Merger") and the issuance of Lam common stock, par value $0.001 per share ("Lam Common Stock") under the Agreement and Plan of Merger between Lam and OnTrak. The Company issued approximately 6.5 million shares of Lam Common Stock and options and rights to acquire approximately two million shares of Lam Common Stock in connection with the Merger. The transaction has been accounted for as a pooling of interests and was structured to qualify as a tax-free reorganization. Costs associated with the Merger were approximately $17.7 million, including investment advisory fees, legal and accounting fees, financial printing costs and other merger related costs. Such costs associated with the Merger negatively impacted the results of operations for the quarter ended September 30, 1997.

NOTE C -- INVENTORIES

         Inventories consist of the following:

                      Dec. 31,       June 30,
                       1997            1997
                      --------       --------
                           (in thousands)

Raw materials         $156,458       $136,698
Work-in-process         67,967         93,057
Finished goods          33,679         31,983
                      --------       --------
                      $258,104       $261,738
                      ========       ========

NOTE D -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following:

                                    Dec. 31,         June 30,
                                     1997             1997
                                   ---------        ---------
                                        (in thousands)
Equipment                          $ 174,361        $ 158,475
Furniture & fixtures                  60,531           58,642
Leasehold improvements               105,298          100,222
                                   ---------        ---------
                                     340,190          317,339

Accumulated depreciation and
  amortization                      (147,131)        (120,347)
                                   ---------        ---------
                                   $ 193,059        $ 196,992
                                   =========        =========


NOTE E --  OTHER EXPENSE, NET

         The significant components of other expense, net are as follows (in thousands):

                         Three Months Ended             Six Months Ended
                       ----------------------        -----------------------
                             December 31,                 December 31,
                         1997          1996           1997           1996
                       -------        -------        -------        -------
Interest expense       $ 5,302        $ 1,271        $ 8,018        $ 2,807
Interest income         (6,280)        (1,316)        (9,479)        (2,435)
Other                    1,444            229          2,725            (63)
                       -------        -------        -------        -------
                       $   466        $   184        $ 1,264        $   309
                       =======        =======        =======        =======


NOTE F --  NET INCOME (LOSS) PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All net income (loss) amounts for all periods have been presented, and where necessary, restated to conform to the FAS 128 requirements. Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share for the three month periods ended December 31, 1997 and 1996 and the six month period ended December 31, 1996 is calculated using the weighted average number of shares of common stock and the potential common shares that were dilutive and outstanding during the period. The potential common shares include shares issuable upon the assumed exercise of stock options reflected under the treasury stock method. The conversion of the convertible subordinated notes to potential common shares was excluded from the diluted earnings per share calculation for the three month period ended December 31, 1997, because its effect was antidilutive. Diluted net loss per share for the six months ended December 31, 1997 is calculated using the weighted average number of shares of common stock outstanding during the period. The Company's basic and diluted net income (loss) per share as calculated according to FAS 128 are as follows:

                                                               (in thousands, except per share data)
                                                     ------------------------------------------------------
                                                       Three Months Ended             Six Months Ended
                                                           December 31,                 December 31,
                                                     -----------------------       ------------------------
                                                       1997           1996           1997            1996
                                                     --------       --------       --------        --------
NUMERATOR:
      Net income                                     $  3,525       $  3,277       ($ 8,647)       $ 15,025
                                                     --------       --------       --------        --------
      Numerator for basic and diluted
        net income (loss) per share                  $  3,525       $  3,277       ($ 8,647)       $ 15,025
                                                     ========       ========       ========        ========


DENOMINATOR:
      Basic net income (loss) per share -
        average shares outstanding                     38,000         36,709         37,800          36,619

      Effect of potential dilutive securities:
        Employee stock options                            600            884             --             820
                                                     --------       --------       --------        --------

      Potential dilutive common shares                    600            884             --             820

      Denominator for diluted net income
        (loss) per share - average shares
        outstanding and assumed conversions            38,600         37,593         37,800          37,439
                                                     ========       ========       ========        ========

      Basic net income (loss) per share              $   0.09       $   0.09       ($  0.23)       $   0.41
                                                     ========       ========       ========        ========

      Diluted net income (loss) per share            $   0.09       $   0.09       ($  0.23)       $   0.40
                                                     ========       ========       ========        ========

NOTE G -- APPROVAL OF LAM RESEARCH CORPORATION 1997 STOCK INCENTIVE PLAN

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

NOTE I --   SUBSEQUENT EVENT

         On February 12, 1998, the Company announced a restructuring of its operations, which is expected to include an approximately 14% reduction in its global workforce. The reorganization plan will allow the Company to focus more on its core etch and Chemical Mechanical Planarization ("CMP") product groups and reduce its flat panel display and thermal Chemical Vapor Deposition ("CVD") operations. Manufacturing operations will be downsized and consolidated. As a result, the Company expects to take a pre-tax restructuring charge in the range of $80 million to $85 million in the third quarter of fiscal 1998 for costs related to severance compensation and closure of certain of its facilities as well as write-offs of assets utilized in affected operations. The restructuring is in response to the lower industry demand for semiconductor equipment as a result of the recent financial crisis in Asia and the continued depressed pricing environment for DRAM devices.

NOTE J --   LITIGATION

         See Part II, item 1 for discussion of litigation.

ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

         With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, royalty income, gross margins, levels of research and development and operating expenses, management's plans and objectives for future operations of the Company, the sufficiency of financial resources to support future operations and capital expenditures and the Company's application and software systems. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading Risk Factors, as well as those disclosed in the Company's most recent Annual Report on Form 10-K which are herein incorporated by reference, that could cause actual results to differ materially from those expressed. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 9 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the quarter ended December 31, 1997.

         RESULTS OF OPERATIONS

         All financial data of the Company included herein reflect the combination of the historical financial information of both Lam and OnTrak as described in Note A.

         The following table sets forth, for the fiscal periods indicated, certain income and expense items as a percentage of total revenue:


                                     Three Months Ended     Six Months Ended
                                        December 31,          December 31,
                                     ---------------------------------------
                                      1997       1996       1997        1996
                                     -----      -----      -----       -----
Net sales                             99.7%      98.2%      99.8%       98.0%
Royalty income                         0.3        1.8        0.2         2.0
                                     -----      -----      -----       -----
                                     100.0      100.0      100.0       100.0

Cost of goods sold                    61.3       62.5       61.2        60.4
Research and development              18.6       17.0       18.7        16.2
Selling, general
  & administrative                    18.3       18.8       18.3        18.0
Merger costs                            --         --        3.0          --
Restructuring charge                    --         --         --         1.6
                                     -----      -----      -----       -----

         Operating income (loss)       1.8        1.7       (1.2)        3.8

Other expense, net                     0.2        0.1        0.2          --
                                     -----      -----      -----       -----

Income (loss) before taxes             1.6        1.6       (1.4)        3.8

Income tax expense                     0.4        0.3        0.1         1.1
                                     -----      -----      -----       -----

         Net income (loss)             1.2%       1.3%      (1.5%)       2.7%
                                     =====      =====      =====       =====

Results of Operations

Total revenue for the three and six month periods ended December 31, 1997 was 13% and 4% higher, respectively, compared to the year ago periods. The Company continues to experience a shift in its product sales from single-chamber to multi-chamber products. Increased sales of the Company's Alliance(TM) cluster system, which utilizes from one to four TCP etch chambers each, were partially offset by a decrease in stand-alone TCP system sales for both the three and six month periods ended December 31, 1997 compared to the year ago periods. Sales of the Company's advanced capability Rainbow(TM), CMP cleaning systems were higher than the year ago periods. The Company's revenues will decrease due to the reduction of its flat panel display and CVD operations as well as the result of unfavorable market conditions for other products. Total international sales were 56% and 54%, respectively, for the three and six month periods ended December 31, 1997 compared with 65% and 66% for the year ago periods. Regionally, the Company experienced increases in revenues for its North America, Korea and Taiwan regions for both the three and six month periods ended December 31, 1997 compared to the year ago periods. All other regions experienced decreases in net sales for both the three and six month periods ended December 31, 1997. The Asian regions are currently experiencing uncertainty surrounding their financial markets and economies. The

Company anticipates that its revenues for the current calendar year will be adversely affected by the uncertainty in the Asian regions, particularly in Korea, which has historically comprised a significant portion of the Company's revenue base. Total spares and service revenue increased 33% and 22%, respectively, during the three and six month periods ended December 31, 1997 compared to the year ago periods due primarily to the Company's increasing installed base. Service revenue represented approximately 5% of total revenue for both the three and six month periods of fiscal 1998.

         Royalty income for the three and six month periods ended December 31, 1997 decreased 84% and 88%, respectively, from the year ago periods. The reduction in royalty rate is due to the extended royalty agreement with Tokyo Electron Limited which reduced the previous royalty rate from 5% to 1%, effective January 1, 1997. Fiscal 1998 will be the first full year with royalty income calculated at the reduced royalty rate of 1%.

         The Company's gross margin percentage increased to 38.7% in the second quarter of fiscal 1998 compared with 37.5% for the year ago quarter. Gross margin percentage was 38.8% for the first six months of fiscal 1998 compared with 39.6% for the year ago period. Gross margin percentage for the three month period ended December 31, 1997 as compared to the year ago period was favorably impacted by improved utilization of manufacturing capacity and product mix. Offsetting the increase in gross margin percentage for the three month period was a decrease in royalty income. The decrease in gross margin percentage for the six month period ended December 31, 1997 was due to a shift in product mix as the Company continued to sell a higher percentage of its Alliance cluster tools and the decrease in royalty income.

         Research and development ("R&D") expenses for the three and six month periods ended December 31, 1997 were 24.1% and 20.7%, respectively, higher than the year ago periods. The Company believes that in order to remain competitive, it must continue to invest substantially in R&D. The Company continues to develop its CMP polishing system, to invest in advanced etch applications and to make enhancements to its Alliance and TCP products, including developing the technology necessary to incorporate 300mm wafer processing capabilities into its products. As discussed in Note I, the Company has announced plans to significantly reduce R&D efforts relating to flat panel display and thermal CVD.

         Selling, general and administrative ("SG&A") expenses for the three and six month periods ended December 31, 1997 were 10.1% and 6.5%, respectively, higher than the year ago periods. However as a percentage of total revenue, SG&A expenses remained flat for both the three and six month periods ended December 31, 1997 as compared to the year ago periods. The Company continues to closely monitor expenditures and capital additions relative to revenue levels. SG&A expenses are expected to be lower throughout calendar 1998, as a result of the restructuring described in Note I.

         During the first quarter of fiscal 1998, the Company recorded costs of $17.7 million relating to the merger with OnTrak. Such expenses relate to investment advisory fees, legal and accounting fees, financial printing costs and other merger-related costs.

         During the first quarter of fiscal 1997, the Company restructured its operations by consolidating its previous business unit structure into a centralized functional organization. As a result, the Company recorded a restructuring charge of $9.0 million for costs related primarily to severance compensation and consolidation of facilities.

         Other expenses increased $1.0 million to $1.3 million during the first six months of fiscal 1998 compared to the first six months of fiscal 1997. During the first quarter of fiscal 1998, the Company issued $310.0 million of Notes bearing interest at 5% which are due to mature on September 1, 2002. The Company anticipates that interest expense will increase as a result of the Notes and interest income will increase as a result of the additional invested cash realized from the sale of the Notes. Also, in the three month period ended December 31, 1997, the Company recognized higher foreign currency translation losses, primarily due to exchange rate fluctuations in Korea and Taiwan.

         The Company recorded a relatively small provision for income taxes despite a pre-tax loss for the fiscal 1998 six month period. A significant portion of the Merger charge recorded in the first quarter of fiscal 1998 consists of non tax-deductible expenses.

         As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate the year 2000 date value. The Company has assembled a task force to review all internal software, and systems to ensure that they do not malfunction as a result of the year 2000. The Company expects to both replace some software and systems and upgrade others. The task force is also reviewing the operating systems the Company sells with its machines to ensure that they are year 2000 compliant. The Company has not fully evaluated the potential future financial impact of the year 2000 compliance.

Liquidity and Capital Resources

         Net cash provided by operating activities was $7.9 million for the six months ended December 31, 1997. Non-cash depreciation and amortization charges of $32.1 million, increases in accrued liabilities and decreases in inventory were offset by decreases in accounts payable of $33.7 million and increases in accounts receivable of $3.3 million. Cash used in investing activities was $395.0 million derived primarily by net purchases of short-term investments of $370.8 million. Capital expenditures for the six month period ended December 31, 1997 were $22.9 million. During the first quarter of fiscal 1998, the Company received approximately $301.0 million of net cash from the issuance of the Notes. The Company incurred $9.0 million of debt issuance costs which will be amortized over the life of the Notes. The Company repaid $35.0 million of borrowings under its syndicated line of credit.

         As of December 31, 1997, the Company had $446.7 million in cash, cash equivalents and short-term investments compared with $195.7 million at June 30, 1997. The Company has a total of $210.0 million available under a syndicated bank line of credit which was due to expire in December 1998 but has been extended to December 2000. Borrowings under the line of credit bear interest at the bank's prime rate or 0.55% to 0.75% over London Interbank Offered Rate. Borrowings under the line of credit are subject to the Company's compliance with financial covenants. At December 31, 1997, the Company was in compliance with the financial covenants.

         The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the second quarter of fiscal 1998 are considered adequate to support current levels of operations for at least the next twelve months.


RISK FACTORS

Fluctuations in Quarterly Revenues and Operating Results

         The Company's quarterly revenues have fluctuated in the past and may fluctuate in the future. The Company's revenues are dependent on many factors, including but not limited to the economic conditions in the semiconductor industry, customer capacity requirements, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors, changes in average selling prices and product mix, and exchange rate fluctuations, among others. The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be affected.

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

         The Company generally realizes a higher margin on sales of its mature products, such as Rainbow etch systems and CMP cleaning systems, than on sales of Alliance, CVD, FPD, and newly released TCP products. Newer products usually have lower margins in the initial phase of production.

International Sales

         International sales accounted for 57%, 63%, 53%, 54% and 66% respectively, of the Company's net revenues in the fiscal years 1997, 1996 and 1995 and the first six months of fiscal 1998 and 1997. Historically, sales to the Asian regions have accounted for a substantial portion of international sales. Recent banking and currency problems in the Asian regions, however, will have an adverse impact on the Company's revenue and operations.

         Sales of products by the Company currently are denominated in United States dollars. In Korea, devaluation of the Won and difficulties in obtaining credit have curtailed semiconductor equipment investment and have recently and may continue to lead to cancellation or delay of orders for the Company's products.

         In Japan, the Company's sales are denominated in the Japanese yen. A weakening of the value of the Japanese yen as compared to the U.S. dollar could negatively impact operating margins. Currently, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of the yen-denominated assets and liabilities, and the Company will enter into such hedging transactions in the future.

         The impact of these and other factors on the Company's revenues and operating results in any future period is difficult for the Company to forecast. There can be no assurance that these and other factors will not materially adversely affect the Company's future business and financial results.

Introduction of New Product

         The CMP polishing system to be launched by the Company is expected to face significant competition from multiple current and future competitors. Companies currently offering polishing systems include Applied Materials, Inc., Cybeq Systems, Ebara Corporation, Integrated Process Equipment Corp. ("IPEC"), SpeedFam Corp., Strasbaugh and Sumitomo Metals Limited. IPEC currently has the largest installed base of CMP polishers and also offers an integrated CMP polishing and cleaning system. Lam believes that other companies are developing polishing systems and are planning to introduce new products to this market before or during the same time frame as the Company's planned introduction of its CMP polishing system.

Potential Volatility Common Stock Price

         The market price for Lam Common Stock has been volatile. The market price of Lam Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of the restructuring, technological innovations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Recent fluctuations have been tied to the Asian financial crisis and the price of semiconductors. Broad market fluctuations, as well as economic conditions generally in the semiconductor industry, may adversely affect the market price of Lam Common Stock.

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

Year 2000 Computer Problem

         The Company relies heavily on the Company's existing application software programs and operating systems. In order to assess and minimize the year 2000 computer problem (in which systems do not properly recognize date sensitive information when the year changes to 2000), the Company has formed a task force to review all software and systems. The Company expects both to replace some software and systems and upgrade others. In addition, the task force is reviewing the operating systems the Company sells with its machines to ensure they are year 2000 compliant. While the Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses as a result of year 2000 issues, it has not fully evaluated the potential financial impacts of the year 2000 compliance project. The Company believes that its year 2000 compliance project will be completed on a timely basis. However, there can be no assurance that unexpected delays or problems will not have an adverse effect on the Company.

Restructuring of Operations

         As stated in Note I, the Company announced a restructuring of its operations in February 1998. Implementation of this restructuring involves several risks, including the risk that by simplifying and modifying its product line the Company will increase its dependence on fewer products and potentially reduce overall sales.

         Although the Company believes that the actions it is taking in connection with the restructuring, including the reduction in workforce, the consolidation of manufacturing operations and reduction of flat panel display and thermal CVD operations, should help align the Company with its business outlook, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs and maintaining sustainable profitability. In addition, there can be no assurance that the size of the restructuring charge will not exceed the Company's estimates. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the restructuring.


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit was reassigned a new judge and no trial date has been set. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products.

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


             ITEM 4.       Results of the Votes of Stockholders

         The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 7, 1997.

         Out of 36,612,676 shares of Common Stock entitled to vote at the meeting, 32,440,146 shares were present in person or by proxy.

         The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE                     IN FAVOR         WITHHELD
Roger D. Emerick           32,213,144         227,002
James W. Bagley            32,227,524         212,622
David G. Arscott           32,253,093         187,053
Richard J.Elkus,Jr         32,256,255         183,891
Jack R. Harris             32,137,660         302,486
Grant M. Inman             32,124,022         316,124
Osamu Kano                 32,226,664         213,482

         The results of voting on the following items were as set forth below:

(a) Approval of amendment of the Company's 1984 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 350,000 shares.


         IN FAVOR            OPPOSED         ABSTAIN
         32,098,681          280,163          61,302

 (b) Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 1998:


         IN FAVOR            OPPOSED         ABSTAIN
         32,369,068          41,539          29,539


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.46 Receivables Purchase Agreement between Lam Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

         10.47 Third Amendment to Term Loan between Lam Research Co., Ltd., and The Sakura Bank, dated December 19, 1997.

         10.48 Second Amendment to Continuing Guaranty between Lam Research Corporation and The Sakura Bank, dated December 19, 1997.

         10.49 Guaranty to the Receivables Purchase Agreement between Lam Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.


         27       Financial Data Schedule

(b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1998


                            LAM RESEARCH CORPORATION



                             By:/s/ MERCEDES JOHNSON
                                -----------------------------
                                Mercedes Johnson, Vice
                                President, Finance & Chief
                                Financial Officer

                                 EXHIBIT INDEX
                                 -------------

         10.46    Receivables Purchase Agreement between Lam Research Co., LTD.
                  and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

         10.47 Third Amendment to Term Loan between Lam Research Co., Ltd., and The Sakura Bank, dated December 19, 1997.

         10.48    Second Amendment to Continuing Guaranty between Lam Research
                  Corporation and The Sakura Bank, dated December 19, 1997.

         10.49    Guaranty to the Receivables Purchase Agreement between Lam
                  Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated
                  December 26, 1997.

         27       Financial Data Schedule