Form 10-Q
period 1998-03-31
LAM RESEARCH CORP
filed 1998-05-12
CIK 707549

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



FOR QUARTER ENDED MARCH 31, 1998


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


                               YES [X]    NO [ ]

As of March 31, 1998, there were 38,218,676 shares of Registrant's Common Stock outstanding.

                                      INDEX

                                                                       Page
                                                                        No.
                                                                       ----
PART I.        FINANCIAL INFORMATION................................... 3


 Item 1.       Financial Statements(unaudited)......................... 3

                      Condensed Consolidated Balance Sheets............ 3
                      Condensed Consolidated Statements of Operations.. 4
                      Condensed Consolidated Statements of Cash Flows.. 5
                      Notes to Condensed Consolidated Financial
                             Statements................................ 6


 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................... 10

                      Results of Operations............................ 12
                      Liquidity and Capital Resources.................. 14
                      Risk Factors..................................... 15


PART II.       OTHER INFORMATION....................................... 18

 Item 1.       Legal Proceedings....................................... 18

 Item 6.       Exhibits and Reports on Form 8-K........................ 19

ITEM 1. FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                   March 31,
                                                     1998          June 30,
                                                  (unaudited)        1997
                                                  ----------      ----------
Assets

Cash and cash equivalents                         $  194,116      $  140,872
Short-term investments                               156,137          54,821
Accounts receivable, net                             229,005         232,073
Inventories                                          240,905         261,738
Prepaid expenses and other assets                     66,413          37,707
Deferred income taxes                                 75,509          75,935
                                                  ----------      ----------
            Total current assets                     962,085         803,146

Equipment and leasehold improvements, net            186,389         196,992
Restricted cash                                       52,000              --
Other assets                                          33,766          34,911
                                                  ----------      ----------
            Total assets                          $1,234,240      $1,035,049
                                                  ==========      ==========

Liabilities and Stockholders' Equity

Trade accounts payable                            $   71,546      $  117,163
Accrued expenses and other
   current liabilities                               219,985         167,685
Line of credit borrowings                                 --          35,000
Current portion of long-term debt and
   capital lease obligations                          19,321          21,127
                                                  ----------      ----------
            Total current liabilities                310,852         340,975

Long-term debt and capital lease
   obligations, less current portion                 339,469          46,592

Preferred stock:  5,000 shares authorized;
   none outstanding                                       --              --
Common stock at par value of $.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 38,219 shares at March 31,
   1998 and 37,334 shares at June 30, 1997                38              37
Additional paid-in capital                           376,248         361,101
Retained earnings                                    207,633         286,344
                                                  ----------      ----------
            Total stockholders' equity               583,919         647,482
                                                  ----------      ----------
                                                  $1,234,240      $1,035,049
                                                  ==========      ==========


See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                          Three Months Ended               Nine Months Ended
                                                                March 31,                       March 31,
                                                       -------------------------       -------------------------
                                                          1998            1997            1998            1997
                                                       ---------       ---------       ---------       ---------
Net sales                                              $ 239,487       $ 232,602       $ 820,170       $ 778,643
Royalty income                                               531             664           1,830          11,933
                                                       ---------       ---------       ---------       ---------
              Total revenue                              240,018         233,266         822,000         790,576

Costs and expenses:
  Cost of goods sold - on net sales                      152,476         212,741         508,376         549,472
  Cost of goods sold - restructuring
     charge                                               19,553              --          19,553              --
                                                       ---------       ---------       ---------       ---------
             Gross profit                                 67,989          20,525         294,071         241,104

  Research and development                                48,856          49,442         157,507         139,481
  Selling, general and administrative                     47,537          51,073         154,196         151,205
  Merger costs                                                --              --          17,685              --
  Acquired in-process research &
     development                                          12,100              --          12,100              --
  Restructuring charge                                    65,343              --          65,343           9,021
                                                       ---------       ---------       ---------       ---------
Operating loss                                          (105,847)        (79,990)       (112,760)        (58,603)
Other (income) expense, net                               (1,605)           (164)           (341)            145
                                                       ---------       ---------       ---------       ---------
Loss before taxes                                       (104,242)        (79,826)       (112,419)        (58,748)
Tax benefit                                              (34,178)        (35,601)        (33,708)        (29,548)
                                                       ---------       ---------       ---------       ---------
Net loss                                               $ (70,064)      $ (44,225)      $ (78,711)      $ (29,200)
                                                       =========       =========       =========       =========

Net loss per share
             Basic                                     $   (1.84)      $   (1.20)      $   (2.08)      $   (0.79)
                                                       =========       =========       =========       =========
             Diluted                                   $   (1.84)      $   (1.20)      $   (2.08)      $   (0.79)
                                                       =========       =========       =========       =========

Number of shares used in
  per share calculations
             Basic                                        38,025          36,928          37,930          36,781
                                                       =========       =========       =========       =========
             Diluted                                      38,025          36,928          37,930          36,781
                                                       =========       =========       =========       =========



See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Nine Months Ended
                                                    -----------------------------
                                                     March 31,         March 31,
                                                        1998              1997
                                                    -----------       -----------
Cash flows from operating activities:

    Net loss                                        $   (78,711)      $   (29,200)
    Adjustments to reconcile net
     (loss) to net cash provided by
     operating activities:
       Depreciation and amortization                     48,365            44,779
       Deferred income taxes                              1,976            (3,105)
       Acquired in-process research and
        development expense                              12,100                --
       Change in certain working capital
        accounts                                         (7,876)           89,745
                                                    -----------       -----------
    Net cash provided by (used in)
      operating activities                              (24,146)          102,219

    Cash flows from investing activities:
       Capital expenditures, net                        (30,447)          (48,422)
       Purchase of short-term investments            (7,016,491)         (485,703)
       Sale of short-term investments                 6,915,175           394,296
       Restricted cash                                  (52,000)               --
       Cash paid for acquisition of in-process
        research and development                         (9,000)               --
       Other                                              7,934           (11,479)
                                                    -----------       -----------
    Net cash used in investing activities              (184,829)         (151,308)
                                                    -----------       -----------


    Cash flows from financing activities:

       Proceeds from borrowings under
        line of credit                                       --            60,000
       Repayments of borrowings under
        line of credit                                  (35,000)          (70,000)
       Sale of stock, net of issuance
        costs                                            15,148            10,443
       Proceeds from issuance of
        long-term debt                                  304,517             1,632
       Principal payments on long-term debt
        and capital lease obligations                   (22,446)          (15,858)
                                                    -----------       -----------
    Net cash provided by (used in)
     financing activities                               262,219           (13,783)
                                                    -----------       -----------
  Net increase (decrease) in cash and
    cash equivalents                                     53,244           (62,872)
  Cash and cash equivalents at beginning
    of period                                           140,872            87,096
                                                    -----------       -----------
  Cash and cash equivalents at end of
    period                                          $   194,116       $    24,224
                                                    ===========       ===========

See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited supplemental consolidated financial statements of Lam Research Corporation (the "Company", or "Lam") for the year ended June 30, 1997, which are included on Form S-3, File number 333-39167.

        The prior period amounts have been restated to reflect the Company's merger with OnTrak Systems, Inc. ("OnTrak"), accounted for as a pooling of interests. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

NOTE B -- MERGER WITH ONTRAK

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

NOTE C -- INVENTORIES

        Inventories consist of the following:

                             March 31,     June 30,
                               1998          1997
                             --------      --------
                                 (in thousands)
        Raw materials        $145,119      $136,698
        Work-in-process        54,137        93,057
        Finished goods         41,649        31,983
                             --------      --------
                             $240,905      $261,738
                             ========      ========

NOTE D -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

                                           March 31,      June 30,
                                             1998            1997
                                          ---------       ---------
                                                (in thousands)
        Equipment                         $ 176,400       $ 158,475
        Furniture & fixtures                 60,767          58,642
        Leasehold improvements              110,619         100,222
                                          ---------       ---------
                                            347,786         317,339

        Accumulated depreciation and
          amortization                     (161,397)       (120,347)
                                          ---------       ---------
                                          $ 186,389       $ 196,992
                                          =========       =========


NOTE E --  OTHER (INCOME)/EXPENSE, NET

        The significant components of other (income)/expense, net are as follows (in thousands):

                                Three Months Ended            Nine Months Ended
                                     March 31,                     March 31,
                              -----------------------       -----------------------
                                1998           1997           1998           1997
                              --------       --------       --------       --------
        Interest expense      $  5,263       $  1,267       $ 13,281       $  4,074
        Interest income         (6,647)          (834)       (16,126)        (3,269)
        Other                     (221)          (597)         2,504           (660)
                              --------       --------       --------       --------
                              $ (1,605)      $   (164)      $   (341)      $    145
                              ========       ========       ========       ========



NOTE F --  NET LOSS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. All net loss amounts for all periods have been presented and, where necessary, restated to conform to the FAS 128 requirements. Basic net loss per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. The conversion of the convertible subordinated notes to potential common shares were excluded from the diluted earnings per share because their effect was antidilutive. Options were outstanding during the three and nine month periods ended March 31, 1998 and March 31, 1997, respectively, but were excluded from the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive. The Company's basic and diluted net loss per share as calculated according to FAS 128 are as follows:

                                                  Three Months Ended             Nine Months Ended
                                                      March 31,                      March 31,
                                                -----------------------       -----------------------
                                                  1998           1997           1998           1997
                                                --------       --------       --------       --------
                                                       (in thousands, except per share data)

NUMERATOR:
     Net loss                                   $(70,064)      $(44,225)      $(78,711)      $(29,200)
                                                --------       --------       --------       --------
     Numerator for basic and diluted
       net loss per share                       $(70,064)      $(44,225)      $(78,711)      $(29,200)
                                                ========       ========       ========       ========


DENOMINATOR:
     Basic net loss per share -
       average shares outstanding                 38,025         36,928         37,930         36,781

     Denominator for diluted net loss
       per share - average shares
       outstanding and assumed conversions        38,025         36,928         37,930         36,781
                                                ========       ========       ========       ========

     Basic net loss per share                   $  (1.84)      $  (1.20)      $  (2.08)      $  (0.79)
                                                ========       ========       ========       ========

     Diluted net loss per share                 $  (1.84)      $  (1.20)      $  (2.08)      $  (0.79)
                                                ========       ========       ========       ========






NOTE G -- APPROVAL OF LAM RESEARCH CORPORATION 1997 STOCK INCENTIVE PLAN

        On August 5, 1997, the stockholders of the Company approved the Lam Research Corporation 1997 Stock Incentive Plan, which provides for the grant of stock options, restricted stock, deferred stock and performance share awards to participating officers, directors, employees, consultants and advisors of the Company and its subsidiaries. Initially, 3,000,000 shares were reserved for issuance. The number of shares to be issued will automatically be increased at the beginning of each calendar quarter, subject to certain provisions and restrictions, but in no event shall exceed 5,000,000 shares.

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

NOTE I -- RESTRUCTURING CHARGE

        During the third quarter of fiscal 1998, the Company announced a restructuring of its operations to allow the Company to focus more on its core etch and Chemical Mechanical Planarization ("CMP") product groups, and to reduce its flat panel display ("FPD") and thermal Chemical Vapor Deposition ("CVD") operations. As a result of the restructuring, the Company reduced its global workforce by approximately 14% and downsized and consolidated its manufacturing operations. The Company recorded a total restructuring charge of $84.9 million for costs related to severance compensation and consolidation or closure of facilities, as well as write-offs of the assets and leasehold improvements previously utilized in the affected operations. Of the total restructuring charge, $19.6 million relates to additional excess and obsolete inventory provisions for the affected product lines and has therefore been classified as a component of cost of goods sold. At March 31, 1998, $73.2 million of the charge remains accrued on the balance sheet and the Company has made $5.2 million of cash payments, relating primarily to severance. The Company anticipates that there will be further charges against the restructuring reserves established in the third quarter of fiscal 1998 during the remainder of calendar 1998, as the Company completes its restructuring program.

Restructuring activity:

                            Reduction in      All
(in thousands)                  Force        Other
                               -------      -------
Restructuring provision        $14,251      $70,645
Amount utilized                  5,173        6,490
                               -------      -------
Balance at March 31, 1998      $ 9,078      $64,155
                               =======      =======


NOTE J --        ACQUIRED IN-PROCESS TECHNOLOGY

        During the third quarter of fiscal 1998, the Company announced the purchase of a non-exclusive, worldwide license from Trikon Technologies, Inc. ("Trikon") for its MORI(TM) source technology. The Company recorded an acquired in-process research and development ("R&D") charge of $12.1 million for the license and for the purchase of a Trikon system to be utilized for R&D. Additional royalty payments will be required over the term of the license.

NOTE K -- DEBT

        During the third quarter of fiscal 1998, the Company renegotiated its Synthetic Lease Agreement (the "Synthetic Lease Agreement"), relating to certain buildings at its Fremont campus, to obtain more favorable terms and to reduce the amount of the obligation. As part of the collateral restrictions of the Synthetic Lease Agreement, the Company is required to maintain $52.0 million of cash in restricted specified interest-bearing accounts through March 2003 (unless the Synthetic Lease Agreement is otherwise terminated or the amount of maintained cash is reduced, as the underlying obligation is paid down).

        At March 31, 1998, the Company had a total of $210.0 million available under a syndicated bank line of credit. The line of credit was renegotiated in April 1998 on more favorable terms and reduced to $100.0 million, and is due to expire in April 2001. Borrowings under the new line of credit bear interest at the participating banks' prime rate, or 0.45% to 0.75% over London Interbank Offered Rate. Borrowings under the line of credit are subject to the Company's compliance with financial covenants. At March 31 1998, the Company received waivers for its historical financial covenants under the then-existing credit facility, and has since amended the applicable covenant requirements of its new line of credit.

NOTE L --   LITIGATION

        See Part II, item 1 for discussion of litigation.


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, royalty income, gross margins, levels of research and development and operating expenses, management's plans and objectives for future operations of the Company, the sufficiency of financial resources to support future operations and capital expenditures and the Company's application and software systems. Such statements are based on current expectations that involve risks and uncertainties, including those discussed below and under the heading Risk Factors, as well as those disclosed in the Company's most recent Annual Report on Form 10-K which are herein incorporated by reference, that could cause actual results to differ materially and in ways not anticipated from those expressed, and in a manner or degree not currently foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 10 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the quarter ended March 31, 1998.

        All financial data of the Company included herein reflect the combination of the historical financial information of both Lam and OnTrak, as described in Note A.

        The following table sets forth, for the fiscal periods indicated, certain income and expense items as a percentage of total revenue:


                                         Three Months Ended          Nine Months Ended
                                              March 31,                  March 31,
                                        --------------------        --------------------
                                         1998          1997          1998          1997
                                        ------        ------        ------        ------
Net sales                                 99.8%         99.7%         99.8%         98.5%
Royalty income                             0.2           0.3           0.2           1.5
                                        ------        ------        ------        ------
                                         100.0         100.0         100.0         100.0

Cost of goods sold - on net sales         63.5          91.2          61.8          69.5
Cost of goods sold - restructuring         8.2            --           2.4            --
                                        ------        ------        ------        ------

Gross profit                              28.3           8.8          35.8          30.5

Research and development                  20.4          21.2          19.1          17.6
Selling, general
  & administrative                        19.8          21.9          18.8          19.1
Merger costs                                --            --           2.2            --
Restructuring charge                      27.2            --           7.9           1.2
Acquired in-process research &
   development                             5.0            --           1.5            --
                                        ------        ------        ------        ------

        Operating loss                   (44.1)        (34.3)        (13.7)         (7.4)

Other (income)/expense, net               (0.7)         (0.1)           --            --
                                        ------        ------        ------        ------

Loss before taxes                        (43.4)        (34.2)        (13.7)         (7.4)

Income tax benefit                       (14.2)        (15.2)         (4.1)         (3.7)
                                        ------        ------        ------        ------

        Net loss                         (29.2%)       (19.0%)        (9.6%)        (3.7%)
                                        ======        ======        ======        ======

Results of Operations

        Total revenue for the three and nine month periods ended March 31, 1998 was 3% and 4% higher, respectively, compared to the year ago periods. The Company continues to experience a shift in its product sales from single-chamber to multi-chamber cluster products. Increased sales of the Company's Alliance(TM) cluster system, which utilizes from one to four Transformer Coupled Plasma(TM) ("TCP") etch chambers each, were more than offset by a decrease in stand-alone TCP system sales for both the three and nine month periods ended March 31, 1998, compared to the year ago period. Sales of the Company's Advanced Capability Rainbow(TM) decreased for the three month period ended March 31, 1998 compared to the year ago period, and increased for the nine month period ended March 31, 1998 compared to the year-ago period. Sales of the Company's CMP cleaning systems were higher than the year ago periods.

        Total international sales were 57% and 55% of the Company's total revenue, respectively, for the three and nine month periods ended March 31, 1998, compared with 51% and 62% for the year ago periods. Regionally, the Company experienced increases in revenue for its Europe and Taiwan regions, which were offset by decreases in revenues for its North America, Korea and Japan regions for the three month period ended March 31, 1998 compared to the year ago period. For the nine month period ended March 31, 1998, the Company experienced increases in revenues from its North America and Taiwan regions, offset by decreases in revenues for its Europe, Korea and Japan regions. The Asian regions are currently experiencing uncertainty surrounding their financial markets and economies. The Company anticipates that its revenues for the remainder of the current calendar year, and specifically for the fourth quarter of fiscal 1998, will be adversely affected, compared to the three and nine month fiscal periods ended March 31, 1998, by the uncertainty in the Asian regions, particularly in Korea, which has historically comprised a significant portion of the Company's revenue base.

        Total spares and service revenue increased 47% and 31%, respectively, during the three and nine month periods ended March 31, 1998 compared to the year ago periods due primarily to the Company's increasing installed base.

        Royalty income for the three and nine month periods ended March 31, 1998 decreased 20% and 85%, respectively, from the year ago periods. The reduction in royalty income is due in large part to the operation of an extended royalty agreement with Tokyo Electron Limited whereby the applicable royalty rate was reduced from 5% to 1%, effective January 1, 1997. Fiscal 1998 is the first full year with royalty income calculated at the reduced royalty rate of 1%.

        The Company's gross margin percentage increased to 28.3% in the third quarter of fiscal 1998 compared with 8.8% for the year ago quarter. Gross margin percentage was 35.8% for the first nine months of fiscal 1998 compared with 30.5% for the year ago period. Gross margin percentages for both the three and nine month periods ended March 31, 1998 and March 31, 1997 were impacted by certain charges and adjustments described below. During the three month period ended March 31, 1998, as a result of the restructuring (see Note I) the Company established provisions of $19.6 million for the write-off of inventory related to the thermal CVD and FPD products. During the third quarter of fiscal 1997, and as a result of the faster-than-anticipated customer transition from single-chamber to multi-chamber cluster systems and costs associated with continuing revisions to the design and features of such multi-chamber products, the Company established additional reserves of approximately $42 million relating to excess and obsolete manufacturing and spares inventory and inventory-related commitments. In addition, during the third quarter of fiscal 1997, the Company re-evaluated its warranty and installation reserves and established additional reserves of approximately $15 million. Gross margin percentage for the three month and nine month periods ended March 31, 1998, compared to the year ago periods, were slightly raised by improved margins on multi-chamber cluster systems. Offsetting the increase in gross margin percentage for the nine month period was a decrease in royalty income.

        R&D expenses for the three month period ended March 31, 1998 were virtually flat, as compared to the year ago period. R&D expense for the nine month period ended March 31, 1998 increased 12.9%, compared to the year ago period. The Company believes that in order to remain competitive, it must continue to invest substantially in R&D. The Company continues to develop its Teres(TM) CMP polishing system, to invest in advanced etch applications and to make enhancements to its Alliance and TCP products, including developing the technology necessary to incorporate 300mm wafer processing capabilities into its products. During the third quarter of fiscal 1998, the Company purchased a non-exclusive license for Trikon's MORI source technology. The Company recorded a charge of $12.1 million for the license and for the purchase of an R&D system from Trikon. As discussed in Note I, the Company has announced plans to reduce significantly R&D efforts relating to FPD and thermal CVD. The Company will realize the full impact of the restructuring on R&D expenses in future quarters.

        Selling, general and administrative ("SG&A") expenses for the three and nine month periods ended March 31, 1998, were 6.9% lower and 2.0% higher, respectively, than the year ago periods. However as a percentage of total revenue, SG&A expenses were virtually flat for the nine month period ended March 31, 1998, as compared to the year ago period. The decrease in SG&A expenses for the three months ended March 31, 1998 is in large part a result of the restructuring (see Note I). The Company will begin to realize the full impact of the restructuring during the fourth quarter of fiscal 1998. The Company continues to monitor closely expenditures and capital additions relative to revenue levels.

        During the first quarter of fiscal 1998, the Company recorded costs of $17.7 million relating to the merger with OnTrak. Such expenses relate to investment advisory fees, legal and accounting fees, financial printing costs and other merger-related costs.

        During the third quarter of fiscal 1998, the Company restructured its operations to focus more on its core etch and CMP product groups and to reduce its FPD and thermal CVD operations. As a result, during the third quarter of fiscal 1998, the Company recorded a charge of $65.3 million to cover the effects of the reduction in global workforce, the reduction in FPD and thermal CVD operations and the consolidation of manufacturing operations. An additional $19.6 million relating to excess and obsolete inventory provisions for the affected product lines was classified as a component of cost of goods sold. During the first quarter of fiscal 1997, the Company restructured its operations by consolidating its previous business unit structure into a more centralized functional organization. As a result, during the first quarter of fiscal 1997, the Company recorded a restructuring charge of $9.0 million for costs related primarily to severance compensation and consolidation of facilities.

        Other income increased $0.5 million during the first nine months of fiscal 1998, compared to the first nine months of fiscal 1997. During the first quarter of fiscal 1998, the Company issued $310.0 million of Notes bearing interest at 5% which are due to mature on September 1, 2002. Interest income, net of interest expense, has increased significantly during fiscal 1998, as the Company's rate of return on the invested cash proceeds of the debenture offering has exceeded the interest rate it pays on the Notes. However, in the nine month period ended March 31, 1998 the Company recognized higher foreign currency translation losses, primarily due to exchange rate fluctuations in Korea, although there was a slight recovery of the losses in the third quarter of fiscal 1998.

        The Company recorded a tax benefit of 30% of its pre-tax loss related primarily to the benefit from its operating loss carryback for the fiscal 1998 nine month period.

        As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate the year 2000 date transition. The Company has assembled a task force to review internal software and systems to ensure that they do not malfunction as a result of the year 2000 date transition. The Company anticipates having to replace some software and systems and to upgrade others. The task force is also reviewing the operating systems the Company sells with its machines to ensure that they are year 2000 compliant. The Company has not fully evaluated the potential future financial impact of the year 2000 compliance.

Liquidity and Capital Resources

        Net cash used by operating activities was $24.1 million for the nine months ended March 31, 1998. Non-cash depreciation and amortization charges of $48.4 million and charges of $12.1 million relating to the purchase of in-process R&D were more than offset by the net loss and the decrease in working capital recorded for the nine month period ended March 31, 1998.

        Cash used in investing activities was $184.8 million derived primarily by net purchases of short-term investments of $101.3 million and transfers of $52.0 million of cash to restricted cash as a collateral requirement under the amended and restated Synthetic Lease Agreement, as discussed in Note K. Capital expenditures for the nine month period ended March 31, 1998 were $30.4 million. The Company has also made cash payments of $9.0 million relating to the acquired in-process R&D.

        Cash provided by financing activities was $262.2 million for the nine month period ended March 31, 1998. During the first quarter of fiscal 1998, the Company received approximately $301.0 million of net cash from the issuance of the Notes. The Company incurred $9.0 million of debt issuance costs which will be amortized over the life of the Notes. The Company repaid $35.0 million of borrowings under its syndicated line of credit. Also offsetting the cash provided from the issuance of debt was $22.4 million of principal payments on long-term debt and capital lease obligations.

        As of March 31, 1998, the Company had $350.3 million in cash, cash equivalents and short-term investments, compared with $195.7 million at June 30, 1997. At March 31, 1998 the Company had a total of $210.0 million available under a syndicated bank line of credit. The line of credit has since been renegotiated on more favorable terms and reduced to $100.0 million and is due to expire in April 2001. Borrowings under the line of credit bear interest at the participating banks' prime rate or 0.45% to 0.75% over London Interbank Offered Rate. Borrowings under the line of credit are subject to the Company's compliance with financial covenants. At March 31 1998, the Company received waivers for its historical financial covenants under the then-existing credit facility and has since amended the applicable covenant requirements of its new line of credit.

        The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the third quarter of fiscal 1998 are considered adequate to support current levels of operations for at least the next twelve months.

RISK FACTORS

Fluctuations in Quarterly Revenues and Operating Results

        The Company's quarterly revenues have fluctuated in the past and may fluctuate in the future. The Company's revenues are dependent on many factors, including, but not limited to, the economic conditions in the semiconductor industry, customer capacity requirements, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new and enhanced products on a timely basis, the introduction of new products by its competitors, challenges to the Company's products and technology, changes in average selling prices and product mix, and exchange rate fluctuations, among others. The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be affected.

         The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems. The Company's systems can range in price from approximately $150,000 to over $3 million per unit. The sale of fewer systems than anticipated in any quarter may have a substantial negative impact on the operating results for the quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders are not received in time to enable shipment during such quarter, if anticipated shipments are delayed or canceled by one or more customers, or if shipments are delayed due to procurement shortages or manufacturing difficulties. Further, as a result of the continuing consolidation of manufacturing operations and capacity at the Company's Fremont, California facility, natural, physical or other events, including labor disruptions, affecting the facility could adversely impact the Company's operations and revenue.

        The Company generally realizes a higher margin on sales of its mature products, such as Rainbow etch systems and Synergy(TM) CMP cleaning systems, than on sales of Alliance, plasma CVD, and newly released TCP products. Newer products usually have lower margins in the initial phase of production.

International Sales

        International sales accounted for 57%, 63%, 53%, 55% and 62% respectively, of the Company's net revenues in the fiscal years 1997, 1996 and 1995 and the first nine months of fiscal 1998 and 1997. Historically, sales to the Asian regions have accounted for a substantial portion of international sales. Recent banking and currency problems in the Asian regions, however, have had and will continue to have an adverse impact on the Company's revenue and operations, including specifically revenues and operations for the fourth quarter of fiscal 1998.

        Sales of products by the Company currently are denominated in United States dollars. In Korea, devaluation of the Won and difficulties by customers in obtaining credit have curtailed semiconductor equipment investment and have recently led to cancellation or delay of orders for the Company's products and are likely to continue to do so.

        In Japan, the Company's sales are denominated in Japanese yen. A weakening of the value of the Japanese yen as compared to the U.S. dollar could negatively impact operating margins. Currently, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the yen-denominated assets and liabilities, and the Company will enter into such hedging transactions in the future.

        The impact of these and other factors on the Company's revenues and operating results in any future period is difficult for the Company to forecast. There can be no assurance that these and other factors will not materially adversely affect the Company's future business and financial results.

Introduction of New Product

        The CMP polishing system was launched by the Company in February 1998 and is expected to face significant competition from multiple current and future competitors. Companies currently offering polishing systems include Applied Materials, Inc., Cybeq Systems, Ebara Corporation, Integrated Process Equipment Corp. ("IPEC"), SpeedFam Corp., Strasbaugh and Sumitomo Metals Limited. Lam believes that other companies are developing polishing systems and are planning to introduce new products to this market before or during the same time frame as the Company's introduction of its CMP polishing system.

Potential Volatility Common Stock Price

        The market price for Lam Common Stock has been volatile. The market price of Lam Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of restructurings, technological innovations, reductions in force, consolidations of operations or new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Recent fluctuations have been tied to the Asian financial crisis and the price of semiconductors. Broad market fluctuations, as well as economic conditions generally in the semiconductor industry, may adversely affect the market price of Lam Common Stock.

Intellectual Property Matters

        From time to time, the Company has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. In such cases, it is the policy of the Company to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

        The Company's success depends in part on its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secret protection, it believes that the success of the Company will depend on more technological expertise, continuing the development of new systems, market penetration and growth of its installed base and the ability to provide comprehensive support and service to customers. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar or more competitive technology independently. The Company currently has a number of United States and foreign patents and patent applications pending. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

Year 2000 Computer Compliance

        The Company relies heavily on the Company's existing application software programs and operating systems. In order to assess product changes relating to the year 2000 compliance issues (in which systems do not properly recognize date sensitive information when the year changes to 2000), the Company has formed a task force to review software and systems. The Company expects both to replace some software and systems and to upgrade others where appropriate. In addition, the task force is reviewing the operating systems the Company sells with its products to confirm they are year 2000 compliant. While the Company has incurred and will continue to incur internal staff costs as well as consulting and other expenses as a result of year 2000 issues, it has not fully evaluated the potential financial impacts of the year 2000 compliance project. The Company believes that its year 2000 compliance project will be completed on a timely basis. However, there can be no assurance that unexpected delays or problems will not have an adverse effect on the Company, its financial performance, or the competitiveness of its products.

Restructuring of Operations

        As stated in Note I, the Company announced a restructuring of its operations in February 1998. Implementation of this restructuring involves several risks, including the risk that by simplifying and modifying its product line the Company will increase its dependence on fewer products and potentially reduce overall sales.

        Although the Company believes that the actions it is taking in connection with the restructuring, including the reduction in workforce, the consolidation of manufacturing operations and reduction of FPD and thermal CVD operations, should help align the Company with its business outlook, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs and maintaining sustainable profitability. In addition, there can be no assurance that the size of the restructuring charge will not exceed the Company's estimates. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the restructuring.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The lawsuit was recently reassigned to a new judge in December 1997 and no trial date has been set. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as noninfringement of such patents by the Company's products. While litigation is subject to inherent uncertainties and no assurance can be given that the Company will prevail in such litigation, or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

        In addition, the Company is from time to time notified by various parties that it may be in violation of certain patents or other asserted intellectual property. In such cases, it is the Company's intention to defend such claims or to seek negotiated licenses where it is considered appropriate. Although impossible to predict, it is currently Management's opinion that the outcome of these matters will not have a material impact on the Company's consolidated financial position, operating results or cash flows.


ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        10.50 License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

        10.51 Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

        27.0    Financial Data Schedule

        27.1    Restated Financial Data Schedule

        27.2    Restated Financial Data Schedule

        27.3    Restated Financial Data Schedule

        27.4    Restated Financial Data Schedule



(b) No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1998


                            LAM RESEARCH CORPORATION



                             By:/s/ Mercedes Johnson
                                -----------------------------------------
                                Mercedes Johnson, Vice
                                President, Finance & Chief
                                Financial Officer

                                 EXHIBIT INDEX


      Exhibits:

        10.50 License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

        10.51 Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

        27.0    Financial Data Schedule

        27.1    Restated Financial Data Schedule

        27.2    Restated Financial Data Schedule

        27.3    Restated Financial Data Schedule

        27.4    Restated Financial Data Schedule