Form 10-K405
period 1998-06-30
LAM RESEARCH CORP
filed 1998-09-24
CIK 707549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12933

                            ------------------------

                            LAM RESEARCH CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2634797
         (STATE OF OTHER JURISDICTION                         (I.R.S. EMPLOYER
              OF INCORPORATION)                             IDENTIFICATION NO.)

            4650 CUSHING PARKWAY,                                  94538
             FREMONT, CALIFORNIA                                 (ZIP CODE)
            (ADDRESS OF PRINCIPAL
              EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 659-0200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing price of the Common Stock on September 1, 1998, as reported by the Nasdaq National Market, was approximately $229,650,000. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 1, 1998, the Registrant had outstanding 38,124,277 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 5, 1998 are incorporated by reference into Parts III of this Form 10-K Report. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                     PART I

     The index to Exhibits is located on pages 56 to 58.

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development ("R&D") and operating expenses, management's plans and objectives for current and future operations of the Company, the effects of the Company's acquisition of OnTrak Systems, Inc. ("OnTrak"), the effects of the Company's ongoing reorganization and consolidation of operations and facilities, the ability of the Company to complete contemplated reorganizations or consolidations on time or within anticipated costs, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below and under the heading Risk Factors within the section of this report entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's last filed Registration Statement on Form S-3, Quarterly Reports on Form 10-Q and the Company's current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

THE COMPANY

     Lam Research Corporation ("Lam" or the "Company") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. Lam is recognized by its customers worldwide as a leading supplier of semiconductor production equipment in the etch market. The Company's products are used to selectively etch away portions of various films ("etch") to create an integrated circuit. Etch processes, which are repeated numerous times during the fabrication cycle, are required to manufacture every type of semiconductor device produced today. With the acquisition of OnTrak, completed in August 1997, Lam has added both Chemical Mechanical Planarization ("CMP") and CMP cleaning product lines. CMP is the planarization technology of choice for manufacturing sub-0.35 micron integrated circuits with multiple metal layers.

     Lam sells a broad range of plasma dry etch products to address specific applications, including the Advanced Capability Rainbow(TM) ("Rainbow") and Transformer Coupled Plasma(TM) ("TCP(TM)") product lines. Lam's TCP etchers utilize a high density plasma process to etch device features down to 0.18 micron and below. All current generation TCP and Rainbow modules are available on Lam's Alliance(TM) ("Alliance") multi-chamber cluster platform. Through OnTrak, the Company markets both the Double-Sided Scrubbing ("DSS") DSS-200(R) and Synergy(TM) product lines of cleaners, which are used to remove residual slurries and other contaminants from wafer surfaces, both after CMP polishing and before and after essential semiconductor process steps. Lam's Teres(TM) CMP polishing system leverages OnTrak's CMP cleaning expertise to provide the Company's first fully integrated polishing and cleaning solutions.

     On August 5, 1997, Lam acquired OnTrak, a leading manufacturer of CMP cleaning equipment. As part of the transaction, James W. Bagley, Chairman and Chief Executive Officer of OnTrak, became Chief Executive Officer of Lam. In September 1998, Mr. Bagley was promoted to Chairman of the Board of Lam.

RESTRUCTURING

     During fiscal 1998, the Company announced restructurings of its operations to focus more on its core etch and CMP product groups, and to exit its Flat Panel Display ("FPD") and Chemical Vapor Deposition ("CVD") operations. As a result of the restructurings, the Company reduced its global workforce during fiscal 1998 by approximately 28% and downsized and consolidated its manufacturing operations. The Company recorded a total restructuring charge of $148.9 million related to severance and benefits, facilities and fixed assets, excess and obsolete inventory and other exit costs.

     Prior to the restructurings, Lam offered the DSM(TM) 9800 low pressure CVD system, a fully automated batch thermal CVD system for pre-metal dielectric applications, and the DSM(TM) 9900 high density plasma ("HDP") CVD system, for advanced inter-metal dielectric applications. Lam entered the FPD market in calendar 1996 with the introduction of the Continuum(TM) etch system based on TCP technology.

PRODUCTS

     Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. The six basic steps of semiconductor wafer fabrication include deposition, CMP and cleaning, photolithography, etching, assembly and testing. Lam's products are used in the etch and CMP processes of semiconductor device manufacturing. All of the Company's etch products are available as stand-alone systems or in conjunction with the Alliance multi-chamber cluster platform. Lam incorporates its Envision(TM) interactive control system software into each of its systems for advanced production management.

  Etch Products

     The etch process defines line-widths and other micro features on integrated circuits. Plasma etching was developed to meet the demand for device geometries with line-widths smaller than three microns. Plasma etching uses ionized gases that react with exposed portions of the wafer to produce finely delineated features and patterns of the integrated circuit. Today, manufacturers of advanced integrated circuits require etch systems that can produce line-widths as small as or smaller than 0.25 micron (approximately 1/300 the thickness of a human hair), and in the future are expected to require systems capable of producing devices with feature sizes smaller than 0.1 micron. In addition, advanced manufacturing facilities are producing integrated circuits on silicon wafers of 200 mm (8 inches) in diameter, and a transition in wafer diameters is expected to increase standard diameters to 300 mm (12 inches). To accommodate these decreasing line-widths and anticipated increasing wafer diameters, manufacturers will increasingly require more precise control over the etching process. Lam's family of etch systems incorporates plasma technologies designed to meet both current and future device requirements.

     Rainbow. The first Rainbow etch single chamber system was introduced in 1987. The Rainbow series of products addresses processes that utilize wafer sizes up to 200 mm and feature line-width sizes as small as 0.18 micron in some cases. The Rainbow product line, also available on the Alliance platform, includes the Rainbow 4400, 4500, 4600 and 4700 series for etching polysilicon, oxide, aluminum and tungsten films, respectively. These systems are designed to accommodate evolving customer needs through hardware and process enhancements. The 4520XLE(TM) offers an extended process window and capabilities for sub-0.25 micron geometries. The 4520XLE is well suited for next generation etch regimes associated with copper damascene processes.

     The Rainbow product line incorporates a number of unique features that offer semiconductor manufacturers improved etch capability, reliability and performance. These features include a patented wafer handling system, a proprietary source for generating stable plasma, and an overall product design for which Lam has received industry awards for quality and reliability. These and other Rainbow product features enable the semiconductor manufacturer to reduce wafer particle contamination to a level that exceeds current industry standards, and to improve etch selectivity and uniformity while maintaining profile control and process flexibility.

     TCP: Lam's TCP product line of high-density, low-pressure etch systems, which was introduced in late 1992, incorporates the Company's patented Transformer Coupled Plasma source technology for etching 0.25 micron and smaller geometries. The Company currently offers the TCP 9600SEII and TCP 9600PTX for metal etch applications, the TCP 9400SEII and TCP 9400PTX for polysilicon, polycide and shallow trench isolation etch applications and the TCP 9100 and TCP 9100PTX for oxide etch applications. These systems are currently used to produce a broad range of advanced logic and memory devices, and the Company believes these products offer technological capability to enable manufacturers to produce the next generation of advanced devices. The TCP-series etch systems operate at lower pressures for improved pattern transfer control and higher plasma density for higher etch rates with independent power control to the lower electrode, which improves etch results across a wider process window. Lam's TCP systems are designed to offer customers a reliable, lower cost of ownership solution for their advanced processing needs. The TCP systems are available as a stand-alone, single wafer configuration or in conjunction with the Alliance multi-chamber cluster platform.

  Chemical Mechanical Planarization Products

  CMP Cleaning

     DSS-200: The DSS-200 cleaning systems offered through Lam's OnTrak subsidiary have a number of features that distinguish them from alternative cleaning methods. A double-sided design permits simultaneous scrubbing of both sides of the wafer, while limiting wafer handling contact which can contaminate the backside of the wafer. For selected applications, its brush cleaning systems provide significant advantages over traditional batch wet bench cleaning systems, including improved cleaning efficiency, reduced chemical usage, a smaller footprint, lower operating costs, and greater process flexibility. In addition, the single wafer design minimizes the risks inherent in processing wafers in batches.

     Synergy: The Synergy products combine the best of OnTrak's DSS technology with chemical cleaning. Synergy leverages OnTrak's proprietary Chemical Mechanical Cleaning ("CMC"(TM)) technology to perform mechanical cleaning and chemical cleaning simultaneously in a single-step process. This combination offers maximum cleaning performance while maintaining high throughput. The applications for the Synergy family include oxide, shallow trench solution, tungsten, and copper cleaning. In response to the worldwide demand for a dry-wafer-in, dry-wafer-out CMP solution, OnTrak provides the Synergy Integra which incorporates advanced cleaning technology with a pre-designed platform that enables the integration of polisher and cleaner. The Synergy Integra provides a unique solution to the challenge of CMP process integration. Integrated system packages, the result of partnerships between OnTrak and key polishing vendors, provide a viable alternative to conventional stand-alone CMP processing.

  CMP Polisher

     Teres: Lam developed the Teres CMP integrated polishing and cleaning system based on a technological approach different from that of conventional polishers which utilize a rotating table and rotating polishing heads. Lam has developed a proprietary linear polishing method and has designed its polishing system to be installed in a Class 1 cleanroom environment to planarize patterned films on wafers, and to polish wafers at higher rates and achieve the uniformity and planarity that is necessary to manufacture advanced semiconductor devices.

  Deposition Products

     During fiscal 1998, the Company restructured its operations to focus more on its core etch and CMP product groups and to exit its CVD and FPD operations. CVD involves the deposition of thin films on a silicon wafer by exposing the wafer to various reactant gases containing the materials to be deposited. Insulating films are deposited to form dielectric layers on integrated circuits.

     DSM 9800: The DSM 9800 utilized a patented integrated process design for flowing gases over the wafer, forming films that are highly uniform and planar at a lower thermal budget.

     DSM 9900: Lam introduced its first DSM 9900 HDP CVD system in November 1995. The DSM 9900 was used in conjunction with Lam's Alliance platform.

  Flat Panel Display Products

     The Company entered the FPD market in calendar 1996 with the introduction of its Continuum etch system, based upon the TCP technology also used in semiconductor fabrication. During fiscal 1998, the Company restructured its operations, deciding to exit its CVD and FPD operations.

     "Lam", "Lam Research", "Transformer Coupled Plasma", "TCP", "Teres", "DSM", "Rainbow", "Advanced Capability Rainbow", "Continuum", "Alliance" and "Envision" are trademarks of Lam Research Corporation. "AutoEtch" is a registered trademarks of Lam Research Corporation.

     "OnTrak" and "Synergy" are trademarks and "DSS-200" is a registered trademark of OnTrak Systems, Inc., a wholly-owned subsidiary of Lam.

RESEARCH AND DEVELOPMENT

     The market for semiconductor capital equipment is characterized by rapid technological change. The Company believes that continued and timely development of new products and enhancements to existing products are necessary for it to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to R&D programs and seeks to maintain close relationships with its customers to be responsive to their product needs.

     The Company's net R&D expenses during fiscal 1998, 1997 and 1996, were approximately $206.5 million, $192.3 million, and $186.9 million, respectively, and represented 19.6%, 17.9% and 14.1% of total revenue, respectively. Such R&D expenses were net of third party funding from industry consortiums and customers, representing approximately $1.2 million and $3.4 million, during fiscal 1997 and 1996, respectively. Such expenditures were used for the development of new products and film applications, and the continued enhancement of existing products. Current projects include the development of advanced etch and CMP products. As of fiscal 1998, the R&D projects funded, in whole or in part, by the United States Display Consortium ("USDC") were in large part complete.

     In June 1994, the Company received a multi-year contract from the USDC for the development of a FPD etch system, based on the Company's Transformer Coupled Plasma technology. The Continuum etch system was designed for use in the manufacture of large scale FPDs for several new technologies, including active matrix liquid crystal displays and field emission displays. Included in the $1.2 million and $3.4 million of third party funded R&D for fiscal 1997, and 1996, was $1.2 million and $3.2 million, respectively, from the USDC.

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

MARKETING, SALES AND SERVICE

     The Company's marketing and sales efforts are focused on building long-term relationships with its customers. These efforts are supported by a team of product marketing managers, sales personnel, equipment engineers and process engineers that works closely with individual customers to find solutions to their process needs. After-sales support is an essential element of the Company's marketing and sales program. The Company maintains an ongoing support relationship with its customers and has an extensive network of field service personnel in place throughout the United States, Europe, Japan and Asia Pacific. In addition, the Company maintains an in-house group of highly skilled application engineers to respond to customer process needs worldwide, when a higher level of technical expertise is required. The Company believes that its extensive support programs and close working relationships with its customers improves its competitiveness.

     The Company has more than 40 sales and support centers located throughout the United States, Europe, Japan and Asia Pacific, through which direct sales personnel and independent sales representatives sell and service the Company's products. The Company offers its customers a comprehensive warranty package on all released products.

     In Japan, the Company has licensing arrangements with Sumitomo Metal Industries, Ltd. ("Sumitomo") and Tokyo Electron Limited ("TEL"). Sumitomo manufactures, sells and distributes certain of the Company's Rainbow products to specific customers in Japan under an exclusive license agreement with Lam. TEL has a non-exclusive license to sell products incorporating certain features of Lam's proprietary etch technology. In June 1991, the Company opened the Lam Technology Center near Tokyo, Japan, to establish a presence in Japan and to assist Sumitomo in serving Japanese customers. In May 1993, Lam completed its advanced development and demonstration laboratory in Sagamihara, Japan, which allows customers to evaluate the Company's recently introduced advanced technology products.

     Export sales accounted for approximately 39%, 42% and 41% of net sales in fiscal 1998, 1997 and 1996, respectively. Export sales consist of sales from the Company's U.S. operating subsidiary to nonaffiliated customers in non U.S. countries. Prior to fiscal 1998, the Company expanded its international operations, including expansion of its Japan operations, the opening of a manufacturing facility in Korea in July 1995, and the relocation and expansion of the Taiwan facility to a technology development center. In fiscal 1998, the Company commenced a worldwide downsizing of its operations, including manufacturing facilities in Asia. A significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Reference is made to Note C of the Company's Consolidated Financial Statements included in Item 8 herein, for further information concerning export sales, which information is incorporated herein by this reference.

CUSTOMERS

     The Company's customers include most of the world's leading semiconductor manufacturers. Revenue from Intel Corporation accounted for 12% of total revenue for fiscal 1998. In fiscal 1997 and 1996, no individual customer accounted for more than 10% of Lam's total revenue.

     The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been experiencing a slowdown resulting from depressed DRAM pricing and manufacturing over-capacity. This has caused semiconductor manufacturers to reduce their capital equipment investments, and in certain cases customers have either rescheduled or canceled capital equipment purchases. Also, during fiscal 1998, the Asian regions were faced with difficulties in their financial markets, which has also had an adverse impact on the ability of Asian customers to purchase capital equipment. No assurance can be given that the Company's revenue and operating results will not be further adversely affected if downturns in the semiconductor industry and difficulties in the Asian regions' financial markets continue.

BACKLOG

     The Company schedules production of its systems based upon order backlog and customer commitments. Included in backlog for the Company are orders for which written authorizations have been accepted and shipment dates have been assigned. As of June 30, 1998 and 1997, the Company's order backlog was approximately $130.4 million and $272.1 million, respectively. During fiscal 1998, the semiconductor market experienced a slowdown as a result of depressed DRAM pricing, over capacity and the financial crisis in Asia. This slowdown has caused certain semiconductor manufacturers to delay their capital equipment purchase decisions and in certain cases to reschedule or cancel capital equipment purchases. All orders of the Company's products are subject to cancellation by the customer, in some cases with limited penalty. Because some orders are received for systems to be shipped in the same quarter and because of possible customer changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

     The Company maintains facilities in Fremont and San Jose, California, for the manufacture of its etch and CMP products. In fiscal 1998, the Company discontinued its manufacturing activities in Wilmington, Massachusetts and in CheonAn, Korea.

     The Company's manufacturing operations consist of assembling and testing components and subassemblies that are then integrated into finished systems. Once manufacturing has completed final testing of all electronic and electromechanical subassemblies that make up one of the Company's products, the completed system is process tested. Stringent cleanliness controls are present throughout the manufacturing process and testing areas of these facilities to reduce particle contamination. Much of the assembly and testing of the Company's products is conducted in cleanroom environments where personnel are properly attired to reduce particulate contamination. Prior to shipping a completed system, the customer's engineers may perform acceptance tests at Lam's facility, using the customer's own wafers. After passing the acceptance test, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

     The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is in general compliance with these regulations and that it has obtained (or will obtain or is otherwise addressing) all necessary environmental permits to conduct its business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production, cessation of operations or reduction in product acceptance. Such regulations could require the Company to alter current operations or to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use, sale or transport of, or adequately restrict the discharge or disposal of, hazardous substances could subject the Company to future liabilities.

EMPLOYEES

     As of September 1, 1998, the Company had approximately 3,300 full-time employees. None of the Company's employees are represented by a union and the Company has never experienced a work stoppage. Management considers its employee relations to be good.

     Each employee of the Company has signed agreements to maintain the confidentiality of the Company's proprietary information, and most key employees have stock or stock option arrangements with the Company that provide for the vesting of their interests over several years.

COMPETITION

     The semiconductor manufacturing equipment industry is highly competitive. The Company faces substantial competition throughout the world. Management believes that to remain competitive it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process R&D. Certain of the Company's existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support organizations. Lam expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch or CMP products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

     The Company faces significant competitive factors in the etch equipment market, including etch quality, repeatability, process capability and flexibility, and overall cost of ownership, which may be effected by factors such as reliability, software automation, throughput, customer support, and system price. Although Lam believes that it competes favorably with respect to each of these factors, the Company's ability to compete successfully in this market will depend upon its ability to introduce product enhancements and new products on a timely basis. There can be no assurance that the Company will continue to compete successfully in the future. In the etch equipment market, the Company's primary competitors are Applied Materials, Inc., TEL and Hitachi Ltd.

     The Teres CMP polishing system developed by the Company faces significant competition from multiple current and future competitors. Companies currently offering polishing systems include Applied Materials, Inc., Cybeq Systems, Ebara Corp., Integrated Process Equipment Corp. ("IPEC"), SpeedFam Corp., Strasbaugh and Sumitomo. IPEC currently has the largest installed base of CMP polishers and also offers an integrated CMP polishing and cleaning system.

     In CMP slurry removal and cleaning applications, Lam's principal competitor is DaiNippon Screen Manufacturing Co. Ltd. ("DaiNippon Screen"). The Company expects that it will face increased competition from IPEC, which currently offers a slurry removal system, and SpeedFam, as well as others as the CMP market continues to develop. In general cleaning applications, Lam competes against DaiNippon Screen and others.

FISCAL 1998 EVENTS

  OnTrak Merger

     On August 5, 1997, the stockholders of the Company approved the issuance of Lam Common Stock under the Agreement and Plan of Merger with OnTrak ("the Merger"). Each share of OnTrak common stock ("OnTrak Common Stock"), par value $0.0001 per share, was exchanged for 0.83 of a share of Lam common stock ("Lam Common Stock"), and each option and right to acquire one share of OnTrak Common Stock was exchanged for options and rights to purchase 0.83 of a share of Lam Common Stock. The transaction was accounted for as a pooling of interests and was structured to qualify as a tax-free reorganization. Costs associated with the Merger were $17.7 million. Such expenses included investment advisory fees, legal and accounting fees, financial printing, and other Merger-related costs.

  Approval of Lam Research Corporation Stock Incentive Plan

     On August 5, 1997, the stockholders of the Company approved the 1997 Stock Incentive Plan, which provided for a grant of stock options, restricted stock, deferred stock and performance share awards to participating officers, directors, employees, consultants and advisors of the Company and its subsidiaries. Initially, 3,000,000 shares were reserved for issuance under the Plan. The number of shares available for issuance under the Plan may automatically be increased each quarter subject to certain provisions and restrictions contained in the Plan, but shall in no event exceed 5,000,000 shares.

  Convertible Subordinated Notes

     During August 1997, Lam completed an offering of $310.0 million of Convertible Subordinated Notes ("the Notes"). Interest on the five percent Notes is payable on September 1 and March 1 of each year commencing March 1, 1998. The Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date of September 1, 2002, unless previously redeemed, at a conversion price of $87.77 per share, subject to adjustment. The Notes are redeemable, in whole or in part, at the option of the Company, upon at least 20 days notice, at redemption prices starting at 102.0% of the principal amount and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to September 6, 2000, unless the closing price of Lam Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $9.0 million were deferred in other assets and are being amortized over the term of the Notes.

PATENTS AND LICENSES

     The Company has a policy of seeking patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities. Lam holds United States patents and corresponding foreign patents covering various aspects of its products. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Lam believes that although the patents it holds and may obtain will be of value, they will not alone determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate its products, manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to the Company's products and processes. The sale of products covered by such patents could require licenses that may not be available on acceptable terms, or at all.

     From time to time, Lam has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. In such cases, it is the policy of the Company to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that Lam will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

     In October 1993, Varian Associates, Inc. ("Varian") brought suit against Lam in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as non-infringement of such patents by the Company's products. No trial date is currently scheduled. While litigation is subject to inherent uncertainties and no assurance can be given that Lam will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's operating results or the Company's financial position. See "Item 3. Legal Proceedings," which is incorporated herein by reference.

     In December 1986, the Company entered into a non-exclusive license agreement with TEL, licensing the Company's AutoEtch(R) technology and chamber design. This license expired in December 1991 and, in January 1992 the Company entered into a new five year license agreement with TEL on substantially similar terms. The second license agreement was originally set to expire in December 1996 but was renegotiated and extended to a reduced royalty rate of 1% from 5%. Fiscal 1998 was the first full fiscal year with royalty income from TEL computed at the reduced rate.

     The Company has two license agreements with Sumitomo. Under one agreement, Lam granted Sumitomo an exclusive license for the manufacture and sale of certain Rainbow etch systems in the Japanese market. Under the other agreement, Sumitomo granted the Company an exclusive license for the manufacture and sale of Sumitomo's ECR systems in North America and Europe.

EXECUTIVE OFFICERS OF THE COMPANY

     As of September 1, 1998, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

            NAME                AGE                  POSITION WITH THE COMPANY
            ----                ---                  -------------------------
James W. Bagley.............    59     Chairman and Chief Executive Officer
Stephen G. Newberry.........    45     President and Chief Operating Officer
Mercedes Johnson............    44     Vice President, Finance and Chief Financial Officer
Hsui-Sheng (Way) Tu.........    41     President, Asia Pacific Operations
                                       Vice President, North America and Europe
David E. Bayly..............    47     Sales and Field Operations
Gregor A. Campbell..........    38     Vice President and General Manager, Etch
                                       Products Organization
Craig Garber................    40     Vice President, Corporate Finance and Treasurer
Richard H. Lovgren..........    44     Vice President, General Counsel and Secretary

     James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the Merger. Effective September 1, 1998, Mr. Bagley was appointed Chairman of the Board of Lam. Mr. Bagley currently is a director of KLA-Tencor Corporation, Teradyne, Inc., Kulicke & Soffe Industries, Inc., Micron Technology, Inc., and SEMI/SEMATECH. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, most recently as Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley held various management positions at Texas Instruments, Inc. before he joined Applied Materials, Inc.

     Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. In July 1998, Mr. Newberry was promoted to President of Lam. Previously, he was employed by Applied Materials, Inc. for 17 years, most recently as Group Vice President of Global Operations and Planning. From 1990 to 1992, Mr. Newberry served as Vice President of Applied Materials Japan and was responsible for Customer Service, Engineering and Manufacturing. Upon his return to the United States, Mr. Newberry served in a variety of executive management positions at Applied Materials, Inc.

     Mercedes Johnson joined the Company in April 1997. She was formerly Vice President and Worldwide Operations Controller of Applied Materials, Inc., where she also served as Senior Director and Worldwide Business Operations Controller, Director and Senior Controller for CVD and Etch Technologies Group, Manager of International Treasury and Division Controller of Etch Products Division. Prior to joining Applied Materials, Inc., Ms. Johnson held senior finance and controller positions at Nanometrics, Inc., NCR Corporation and Hewlett-Packard Company.

     Hsui-Sheng (Way) Tu joined the Company in 1983 and has held various positions with the Company. In August 1997, Mr. Tu was appointed President, Asia Pacific Operations. In 1996, Mr. Tu was named President of Lam which position he held until August 1997. In 1994, Mr. Tu was named Vice President of the Oxide Etch Business Unit. In 1992, he was named Vice President of Asian Operations. Before joining the Company, Mr. Tu was Process Engineering Supervisor for Fairchild Semiconductor.

     David E. Bayly joined the Company in February 1998 as Vice President, North America and Europe Sales and Field Operations. He was formerly Vice President of Sales at Tencor Instruments, Inc. Mr. Bayly has also previously held executive positions at Novellus Systems, Inc. Mr. Bayly's career started at Hewlett Packard Company and he has been in the semiconductor equipment business since 1982.

     Gregor A. Campbell joined the Company in November 1997 as Vice President and General Manager, Etch Products Organization. Prior to joining the Company, Dr. Campbell was a Director and Chief Executive Officer of Trikon Technologies, Inc.

     Craig Garber joined the Company in September 1997 as Vice President, Corporate Finance and Treasurer. Before joining the Company, and since 1984, Mr. Garber held various finance positions at Applied Materials, Inc. His most recent position at Applied Materials, Inc. was Assistant Treasurer and Senior Director of Treasury Operations.

     Richard H. Lovgren joined the Company in 1995 as Vice President, General Counsel and Corporate Secretary. Before joining the Company, and since 1979, Mr. Lovgren held various legal positions at Advanced Micro Devices, Inc. His most recent position at Advanced Micro Devices, Inc. was Director and Deputy General Counsel.

ITEM 2. PROPERTIES

     The Company's executive offices and principal manufacturing and R&D facilities are located in Fremont and San Jose, California, and are under leases expiring from 2001 to 2020. As a result of the restructurings of operations, the Company has excess capacity and has initiated a consolidation of its operations and is attempting to sublease its idle facilities in Fremont, and San Jose, California.

     In addition, the Company leases office space for its service and sales personnel throughout the United States, Europe, Japan and Asia Pacific. The Company has subleased, or is negotiating subleases, with respect to certain of those facilities as part of its restructurings and consolidation.

     The Company's fiscal 1998 rental payments for the facilities occupied as of June 30, 1998 aggregated approximately $44.7 million and are subject to periodic increases. The Company believes that its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     In October 1993, Varian brought suit against the Company in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as non-infringement of such patents by the Company's products. No trial date is currently scheduled. While litigation is subject to inherent uncertainties and no assurance can be given that Lam will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's operating results or the Company's financial position.

     From time to time, Lam has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. In such cases, it is the policy of the Company to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that Lam will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to "Item
6. Selected Financial Data" below.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED JUNE 30,
                                          ----------------------------------------------------------
                                             1998         1997         1996        1995       1994
                                          ----------   ----------   ----------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS:
  Total revenue.........................  $1,052,586   $1,073,197   $1,332,713   $836,581   $505,192
  Gross profit..........................     374,142      349,793      643,198    406,874    234,385
  Total restructuring charges...........     148,858        9,021           --         --         --
  Merger costs..........................      17,685           --           --         --         --
  Purchased technology for research and
     development........................      12,100           --           --         --         --
  Operating income (loss)...............    (180,924)     (60,776)     218,855    119,945     62,603
  Net income (loss).....................    (144,599)     (30,676)     145,878     90,279     39,269
  Net income (loss) per share
     Basic..............................  $    (3.80)  $    (0.83)  $     4.32   $   3.07   $   1.46
     Diluted............................  $    (3.80)  $    (0.83)  $     3.95   $   2.65   $   1.31
BALANCE SHEET:
  Working capital.......................  $  603,580   $  462,171   $  516,162   $343,410   $173,913
  Total assets..........................   1,150,772    1,035,049    1,031,497    698,416    386,772
  Long-term obligations, less current
     portion............................     334,174       46,592       54,099     97,399     79,648
  Mandatory redeemable preferred
     stock..............................          --           --           --      6,522         --

                                                                QUARTERLY 1998
                                           ---------------------------------------------------------
                                               1ST            2ND            3RD            4TH
                                           ------------   ------------   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue............................  $    289,926   $    292,056   $    240,018   $    230,586
Gross profit.............................       112,986        113,096         67,989         80,071
Total restructuring charges..............            --             --         84,896         63,962
Merger costs.............................        17,685             --             --             --
Purchased technology for research and
  development............................            --             --         12,100             --
Operating income (loss)..................       (12,080)         5,167       (105,847)       (68,164)
Net income (loss)........................       (12,172)         3,525        (70,064)       (65,888)
Net income (loss) per share
  Basic..................................  $      (0.32)  $       0.09   $      (1.84)  $      (1.72)
  Diluted................................  $      (0.32)  $       0.09   $      (1.84)  $      (1.72)
Price range per share....................  $36.25-67.44   $25.13-49.75   $21.38-32.25   $18.56-32.38

                                                                QUARTERLY 1997
                                          ----------------------------------------------------------
                                              1ST            2ND            3RD             4TH
                                          ------------   ------------   ------------   -------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue...........................  $    299,246   $    258,064   $    233,266   $     282,621
Gross profit............................       123,700         96,879         20,525         108,689
Restructuring charge....................         9,021             --             --              --
Operating income (loss).................        16,985          4,402        (79,990)         (2,173)
Net income (loss).......................        11,748          3,277        (44,225)         (1,476)
Net income (loss) per share
  Basic.................................  $       0.32   $       0.09   $      (1.20)  $       (0.04)
  Diluted...............................  $       0.31   $       0.09   $      (1.20)  $       (0.04)
Price range per share...................  $20.00-28.88   $24.00-38.25   $27.13-43.25   $23.38-$38.63

---------------

Stock and Dividend Information:

The Company's Common Stock is traded on the Nasdaq National Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

As of June 30, 1998, the Company had 895 stockholders of record.

No cash dividends have been declared or are anticipated to be paid by the Company, as all available funds are intended to be employed in the development of the business. Additionally, certain of the Company's bank agreements restrict the payment of dividends.

See notes to consolidated financial statement.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of R&D and operating expenses, management's plans and objectives for current and future operations of the Company, the effects of the Company's Merger with OnTrak, the effects of the Company's on-going reorganization and consolidation of operations and facilities, the ability of the Company to complete contemplated reorganizations or consolidations on time or within anticipated costs, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's last filed Registration Statement Form S-3, Quarterly Reports on Form 10-Q and the Company's current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented thereto on pages 30 to 52 of this Form 10-K for a full understanding of the Company's financial position and results of operations.

RESULTS OF OPERATIONS

  Merger

     On August 5, 1997, the stockholders of Lam approved the issuance of Lam Common Stock under the Agreement and Plan of Merger (the "Merger Agreement") between Lam and OnTrak. Each share of OnTrak Common Stock, par value $0.0001 per share, was exchanged for 0.83 of a share of Lam Common Stock, par value $0.001 per share, and each option and right to acquire one share of OnTrak Common Stock was exchanged for options and rights to purchase 0.83 of a share of Lam Common Stock. The transaction was accounted for as a pooling of interests and structured to qualify as a tax-free reorganization. All historical financial data of the Company included herein reflects the consolidation of the historical financial information of both Lam and OnTrak.

  Fiscal 1998 vs. 1997

     Total revenue for the fiscal year ended June 30, 1998 was 2% lower compared to the prior fiscal year. Lam continues to experience a shift in its product sales from single-chamber to multi-chamber cluster products. Increased sales of Lam's Alliance cluster system, which utilizes from one to four TCP or Rainbow etch chambers each, were more than offset by a decrease in sales of stand-alone TCP etch systems and CVD systems. Sales of Lam's CMP cleaning and Rainbow etch systems increased slightly during fiscal 1998 compared to the prior fiscal year.

     Total international revenue was 55% of Lam's total revenue for fiscal 1998, compared to 57% of Lam's total revenue for fiscal 1997. Regionally, Lam's revenue from its North America and Europe regions increased to 45% and 18%, respectively, of total revenue in fiscal 1998 from 43% and 16%, respectively, in fiscal 1997. The Japan and Asia Pacific regions' revenue decreased to 7% and 30%, respectively, of total revenue in fiscal 1998 from 9% and 32%, respectively, in fiscal 1997. The Asian regions are currently experiencing difficulties surrounding their financial markets and economies, which the Company believes is likely to continue through at least the first half of fiscal 1999, and possibly beyond.

     The semiconductor industry is currently experiencing a worldwide slowdown in equipment demand which was and continues to be in large part brought on by depressed DRAM pricing, overcapacity and the financial crisis in Asia. Additionally, the Company's future revenue will be adversely impacted by the Company's decision to exit its CVD and FPD operations. The Company anticipates that it will continue to experience a decline in revenues during fiscal 1999, particularly during the first half of the fiscal year where revenues are anticipated to be significantly lower than revenue for the second half of fiscal 1998.

     Royalty income decreased 84% during fiscal 1998 compared with fiscal 1997. The reduction in royalty income is due in large part to the operation of an extended royalty agreement with TEL, whereby the applicable royalty rate was reduced from 5% to 1%, effective January 1, 1997 and to the slowdown in the semiconductor industry. Fiscal 1998 was the first full year with royalty income calculated at the reduced royalty rate of 1%. Fiscal 1999 royalty income is anticipated to be lower than fiscal 1998 royalty income.

     Lam's gross margin percentage increased to 35.5% for fiscal 1998, compared to 32.6% for fiscal 1997. Gross margin percentages for both fiscal years 1998 and 1997 were impacted by certain charges and adjustments described below. During fiscal 1998, and as a result of the Company's restructuring actions (see Note Q to the Consolidated Financial Statement), Lam wrote-off $31.9 million for inventory related to the CVD and FPD product lines. During fiscal 1997, and in response to the faster than anticipated customer transition from single-chamber to multi-chamber cluster systems and costs associated with continuing revisions to the design and features of such multi-chamber products, Lam established additional reserves of approximately $42.0 million relating to excess and obsolete inventory and related commitments. In addition, during fiscal 1997, Lam reevaluated its warranty and installation reserves and established additional reserves of approximately $15.0 million. The fiscal 1998 gross margin percentage improved slightly from fiscal 1997, as a result of improved margins on the multi-chamber cluster systems partially offset by the effect of an unfavorable product mix and a decrease in royalty income.

     R&D expenses for the fiscal year ended June 30, 1998 were 19.6% of total revenue, compared to 17.9% of total revenue for the prior fiscal year. Lam believes that in order to remain competitive it must continue to invest substantially in R&D. During fiscal 1998, Lam increased its investment in R&D related to the development of the Teres CMP polishing system. Lam continues to invest in advanced etch applications and to make enhancements to its Alliance and TCP products, including developing the technology necessary to incorporate 300 mm and copper wafer processing capabilities into its products. As discussed in Note Q to the Consolidated Financial Statement, Lam announced and initiated implementation of plans to discontinue activities in its R&D efforts relating to FPD and CVD product lines. Lam will realize the full benefit of its restructurings in the form of lower R&D expenses in future quarters.

     Selling, general and administrative ("SG&A") expenses as a percentage of revenue for fiscal 1998 were virtually flat, compared to fiscal 1997. Lam continues to monitor closely expenditures and capital additions relative to revenue levels. As a result of the restructurings, the Company expects that its fiscal 1999 SG&A expenses will be lower than fiscal 1998 SG&A expenses and that it will begin to realize the benefits of its restructurings during the first half of fiscal 1999.

     During the quarters ended March 31, 1998 and June 30, 1998, Lam restructured its operations to reduce its global workforce and to focus on its core etch and CMP product groups as well as to exit its FPD and CVD operations. As a result, Lam recorded a total charge of $148.9 million to cover the effects of the reduction in global workforce, the exit of FPD and CVD operations and the consolidation of facilities and manufacturing operations.

     Included in the total restructuring charge was $40.3 million, $64.4 million, $31.9 million and $12.3 million, respectively, relating to severance and benefits, facilities and fixed assets, excess and obsolete inventory and other exit costs. The excess and obsolete inventory write-off for the affected product lines was classified as a component of cost of goods sold, negatively impacting the Company's gross margin percentage. At June 30, 1998, a total of $48.4 million remains on the Company's balance sheet, of which $30.5 million, $15.5 million and $2.4 million, respectively, relates to severance and benefit costs, facilities and fixed assets, write-offs and other exit costs. Through June 30, 1998, the Company has made cash payments of $11.3 million relating to severance, benefits and rent for excess facilities and it has written off $47.3 million, $31.9 million and $9.9 million relating to facilities and fixed assets, excess and obsolete inventory, and other exit costs. At June 30, 1998, the Company has approximately $46.0 million of remaining future cash payments relating primarily to severance and benefits and rent for excess facilities. The Company anticipates that it will substantially complete its restructuring by the end of fiscal 1999.

     During the first quarter of fiscal 1997, Lam restructured its operations by consolidating its previous business unit structures into a more centralized functional organization. As a result, during the first quarter of fiscal 1997, Lam recorded a restructuring charge of $9.0 million for costs related primarily to severance compensation and consolidation of facilities. As of June 30, 1998, $1.3 million of such amounts remains in accrued liabilities, relating primarily to severance compensation.

     During the first quarter of fiscal 1998, Lam recorded costs of $17.7 million relating to the merger with OnTrak. Such expenses were related to investment advisory fees, legal and accounting fees, financial printing costs and other merger-related expenditures.

     During the third quarter of fiscal 1998, Lam purchased a non-exclusive license for Trikon's MORI(TM) source technology. Lam recorded a charge of $12.1 million for the license and for the purchase of an R&D system from Trikon. The technology was acquired for R&D projects and its future uses are unknown at this time. Pursuant to the license, $5.0 million in additional fees will become payable due in fiscal 1999 (separate from royalties owed on shipments of MORI source based systems determined by rates prescribed in the license).

     Other income increased to $1.8 million during fiscal 1998 from a loss of $0.1 million during fiscal 1997. During August 1997, the Company completed an offering of $310.0 million of Convertible Subordinated Notes ("the Notes"), which bear interest at five percent and are due to mature on September 1, 2002. While interest expense has increased due to issuance of the Notes, interest income has increased significantly during fiscal 1998, as Lam's rate of return on the invested cash proceeds of the debenture offering has exceeded the interest rate it pays on the Notes. However, during fiscal 1998, Lam recognized higher foreign currency exchange losses, primarily due to exchange rate fluctuations in Korea, which offset in part the increase in interest income.

     The Company recorded a tax benefit of 19.3% of its pre-tax loss compared to 49.6% for the prior fiscal year. The decrease is primarily due to the Company not currently benefiting from certain expenses associated with the Company's restructurings which resulted in net operating loss carryovers and tax credit carryforwards for tax purposes. Realization of the Company's net deferred tax assets (approximately $104 million as of June 30, 1998) is dependent on future taxable income. While the Company believes it is more likely than not that such assets will be realized, other factors, including those mentioned in the discussion of Risk Factors below, may impact the ultimate realization of such assets.

     The Company has established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company expects to be able to meet related legal requirements by January 1, 1999, and through the transition period. Lam does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

     The Company relies heavily on the Company's existing application software and operating systems. The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for the Company: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company has assembled a task force to review and assess internal software, data management, accounting and manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. This review and corrective measures are intended to encompass all significant categories of systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company is also working with its significant suppliers of products and systems to assure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are Year 2000 compliant. With respect to compliance of the products the Company supplies to its customers, the Company intends to adhere to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of U.S. semiconductor manufacturers. The Company's compliance efforts are substantially complete, and the Company currently expects that its review, corrective measures and contingency planning (where necessary) will be complete by the end of fiscal 1999, with the goal of resolving all material internal programs and systems prior to the Year 2000 date transition.

     In connection with its review and corrective measures, both to ensure that its internal products and systems, and the operating systems accompanying the products sold to its customers, are Year 2000 compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. As a contingency with respect to products the Company currently offers to its customers, the Company may replace all non-compliant operating systems with systems demonstrated to be Year 2000 compliant. With respect to products and systems supplied to the Company for use internally, the Company may upgrade all non-compliant products and systems and, where necessary or where no reasonable upgrade is available, replace such non-compliant products and systems with products and systems demonstrated to be Year 2000 compliant.

     The Company is in the process of identifying for its customers the corrective measures necessary to ensure that its installed products are Year 2000 compliant, including compliance of third-party products (such as software) incorporated into the Company's installed products. In this regard, the Company is incurring, and will continue to incur throughout fiscal 1999, various costs to provide customer support regarding Year 2000 issues, and certain of such costs are expected to be borne not by the Company but, instead, to be passed on to the customers. The full cost of these activities, including corrective measures, is not fully known. However, the Company believes that the potential future financial impact of assuring such Year 2000 compliance is not expected to be material. The Company's failure to ensure, at all or in a timely or reasonable manner, that its products are Year 2000 compliant may cause disruption in the customer's ability to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments. With respect to products and systems the Company purchases for use internally, failure to ensure Year 2000 compliance may cause disruption in the Company's automated accounting, financial planning, data management and manufacturing operations which could have a material effect on the Company's short-term ability to manage its day-to-day operations in an efficient, cost-effective and reliable manner.

     The Company believes that its Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses and does not include potential costs related to actual customer claims, or the cost of internal software and hardware replaced in the normal course of business whose installation otherwise may be accelerated to provide solutions to Year 2000 compliance issues.

  Fiscal 1997 vs 1996

     Lam's revenue for fiscal year 1997 totaled $1,073.2 million, a 19% decrease from fiscal 1996 total revenue of $1,332.7 million. Overall, revenue was lower in fiscal 1997 than fiscal 1996, due to the reduced demand for Lam's equipment in large part based on its customers' reduced production capacity requirements in response to a slowdown in the semiconductor market. Also, during fiscal 1997, Lam's product mix began to shift, with a higher percentage of revenues contributed by the multi-chamber Alliance and CVD products and a lower percentage of revenues derived from the more mature single-chamber Rainbow and TCP etch systems. Revenue from sales of Lam's cleaning products increased 25% in fiscal 1997, compared with fiscal 1996. Regionally, revenue reflected a higher percentage attributable to domestic sales, with revenue from foreign regions decreasing to 57% of total revenue in fiscal 1997 from 63% in fiscal 1996. The Japan region experienced the largest decline in revenue, a 50% decrease from the prior year representing approximately 30% of the total decline in revenue for the Company. Total spares and service revenue dollars remained virtually flat in fiscal 1997 compared to fiscal 1996. Service revenue represented less than 4% of total revenue in fiscal 1997 and 1996.

     Royalty income for fiscal 1997 decreased 44% to $12.7 million from $22.8 million in fiscal 1996. The reduction in royalty income was due primarily to the lower royalty rate effective January 1, 1997 under the extended royalty agreement with TEL. The agreement, originally set to expire on December 31, 1996, was extended and renegotiated to provide for a reduced royalty rate during the extended period of 1% (from the original 5% rate).

     Lam's gross margin percentage for fiscal 1997 was 32.6% compared to 48.3% for fiscal 1996. As noted above, during fiscal 1997 Lam's product mix shifted from the higher-margin Rainbow products to the newer lower-margin Alliance cluster etch and CVD products. Furthermore, as a result of the faster-than-expected customer transition from single-chamber to multi-chamber tools and continuing revisions to the design and features of such multi-chamber products, Lam established additional reserves during the third quarter of fiscal 1997 of approximately $42.0 million for excess and obsolete manufacturing and spare parts inventories and related commitments. Lam also re-evaluated its warranty and installation reserves and determined that additional provisions of approximately $15.0 million were required to account, in large part, for greater installation and warranty support costs associated with the Alliance cluster and CVD tools.

     R&D expenses increased to $192.3 million in fiscal 1997 from $186.9 million in fiscal 1996. As a percentage of total revenue, R&D expenses increased to 17.9% in fiscal 1997 compared with 14.1% in fiscal 1996. Contributing to the increase in R&D expenses during fiscal 1997 was Lam's continued investment in development of its CMP polishing system. During the first quarter of fiscal 1997, Lam implemented a restructuring of operations which eliminated the previously existing business unit structure. As a result of the restructuring, R&D activities were centralized and certain duplicate R&D functions were eliminated. During fiscal 1997, the Company wrote-off approximately $3.0 million of R&D-related fixed assets.

     SG&A expenses decreased $28.2 million in fiscal 1997 from $237.4 million in fiscal 1996. During fiscal 1996, Lam added employees in all administrative areas to accommodate the increase in sales volume. During fiscal 1997, in response to the slowdown in the semiconductor market and the decrease in sales volume, Lam implemented a restructuring of operations which resulted in a reduction in workforce and initiated programs which reduced expenses and capital spending. Partially offsetting the overall reduction in SG&A expenses were $6.6 million of bad debt expense for at-risk receivables relating to a customer in Thailand and an adjustment of approximately $3.0 million for the write-off of certain obsolete customer evaluation systems.

     During fiscal 1997, Lam restructured its operations by consolidating its previous business unit structure into a more centralized functional organization. As a result of the restructuring, and in response to market conditions, Lam reduced its workforce by approximately 11% and recorded a charge of $9.0 million related primarily to severance compensation and consolidation of facilities. At June 30, 1997, $1.7 million remained in accrued liabilities relating primarily to executive severance and continuing lease payments on remaining idle facilities.

     Interest expense for Lam decreased by 35% in fiscal 1997 over fiscal 1996, due primarily to the retirement of the 6% subordinated convertible debentures in the fourth quarter of fiscal 1996.

     Lam recorded a tax benefit of 49.6% of its pre-tax loss, related primarily to the benefit from its carryback operating loss and R&D tax credits for fiscal 1997.

  Liquidity and Capital Resources

     As of June 30, 1998, the Company had $448.5 million in cash, cash equivalents, short-term investments and restricted cash, compared with $195.7 million at June 30, 1997. The Company has a total of $100.0 million available under a syndicated bank line of credit, which is due to expire in April 2001. The syndicated bank line of credit originally bore interest at 0.45% to 0.75% over London Interbank Offered Rate ("LIBOR"). Borrowings are subject to the Company's compliance with financial and other covenants set forth in the credit documents. The Company received waivers, effective June 30, 1998, of compliance with certain financial covenants and has since amended the syndicated bank line of credit with respect to certain applicable covenant requirements and amended the line of credit borrowing rates to 0.55% to 0.95% over LIBOR.

     The Company generated $51.2 million of cash from operations in fiscal 1998 primarily as a result of changes in working capital accounts. Accounts receivable generated $51.8 million of cash as a result of improved asset management and lower revenues. Accrued liabilities increased $36.9 million due to cash-related restructuring reserves which was offset by decreases in warranty and installation reserves and taxes payable. In addition, decreases in prepaid expenses and other assets generated $11.9 million in cash, while a decrease in accounts payable consumed $49.5 million of cash. Accounts payable decreased primarily due to a lower level of purchases reflecting anticipated lower business volumes.

     Net cash used for investing activities during fiscal 1998 was $438.6 million. Net purchases of available-for-sale securities was $328.8 million, resulting primarily from the investment of the cash received from the issuance of the Notes (see Note J to the Consolidated Financial Statement). As a requirement under the amended and restated Synthetic Lease Agreement (see Note J to the Consolidated Financial Statement), Lam was required to transfer $51.4 million from cash and cash equivalents and short-term investments to restricted cash, which is classified as a long-term asset. Net capital expenditures for fiscal 1998 were $50.2 million. Cash totaling $12.1 million was also used to purchase technology for R&D (see Note T to the Consolidated Financial Statement).

     Net cash flows provided by financing activities were $260.0 million. Contributing to the cash from financing activities was $301.0 million from the issuance of the Notes. Offsetting the cash contributions was a repayment of a line of credit of $35.0 million, and repayments of debt and capital lease obligations of $26.6 million.

     Lam's commitments consist primarily of debt obligations and operating and capital lease commitments for its facilities and equipment. Based upon current forecasts, Lam's cash, cash equivalents, short-term investments and available lines of credit at June 30, 1998 are expected to be sufficient to support anticipated levels of operations and capital expenditures through at least June 30, 1999.

RISK FACTORS

  Fluctuations in Quarterly Revenues and Operating Results

     The Company's quarterly revenues have fluctuated in the past and may fluctuate in the future. The Company's revenues are dependent on many factors, including, but not limited to, the economic conditions in the semiconductor industry generally, and equipment industry specifically, customer capacity requirements, the size and timing of the receipt of orders from customers, customer cancellations or delays of shipments, the Company's ability to develop, introduce and market new, enhanced and competitive products, at all and on a timely basis, the introduction of new products by its competitors, challenges to the Company's products and technology, changes in average selling prices and product mix, and exchange rate fluctuations, among others. The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be adversely affected.

     The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems. The Company's systems can range in price from approximately $150,000 to $2.5 million per unit. The sale of fewer systems than anticipated in any quarter may have a substantial negative impact on the Company's operating results for the quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders are not received in time to enable shipment during such quarter, if anticipated shipments are delayed or canceled by one or more customers, or if shipments are delayed due to procurement shortages or manufacturing difficulties. Further, as a result of the continuing consolidation of manufacturing operations and capacity at the Company's Fremont, California facility, natural, physical or other events affecting the facility, including labor disruptions, could adversely impact the Company's operations and revenue.

  Volatility in the Semiconductor Equipment Industry

     The business of the Company depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. The semiconductor industry has been experiencing a slowdown of product demand and extreme volatility in product pricing. This slowdown and volatility has caused the semiconductor industry to reduce significantly or delay purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility is expected to continue in fiscal 1999. As previously announced, these conditions have adversely affected and will continue to affect materially the Company's aggregate bookings, revenues and operating results, and the Company's bookings, revenue and operating results are likely to continue to be adversely affected by a continuing downturn in the semiconductor industry. Even during periods of reduced revenues, in order to remain competitive the Company will be required to continue to invest in R&D and to maintain extensive ongoing worldwide customer service and support capability, which could adversely affect its financial results.

  Dependence on New Products and Processes; Rapid Technological Change

     Rapid technological changes in semiconductor manufacturing processes subject the semiconductor equipment industry to increased pressure to maintain technological parity with deep submicron process technology. The Company believes that its future success will depend in part upon its ability to develop, manufacture and successfully introduce new products and product lines with improved capabilities and to continue to enhance existing products. Due to the risks inherent in transitioning to new products, the Company will be required to forecast accurately demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses may result. In the past, the Company has experienced some delays as well as reliability and quality problems in connection with product introductions, resulting in some of these consequences. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by it will be accepted in the marketplace. If Lam does not successfully introduce new products, the Company's results from operations will be materially adversely affected.

     The Company expects to continue to make significant investments in R&D and to explore joint development relationships with other members of the industry. The Company must manage product transitions or joint development relationships successfully, as introduction of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to existing products which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the marketing and selling of advanced processes or equipment to customers with whom it has formed strategic alliances, selling of its products to those customers could be adversely affected. In addition, in connection with the development of the Company's new products, the Company will invest in high levels of preproduction inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could have an adverse effect on its financial results.

  Introduction of New Product

     Lam currently anticipates shipping its Teres CMP system in fiscal 1999, which is expected to face significant competition from multiple current and future competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Cybeq Systems, Ebara Corporation, IPEC, SpeedFam Corp., Strasbaugh and Sumitomo. Lam believes that other companies are developing polishing systems and are planning to introduce new products to this market before or during the same time frame as the Company's anticipated introduction of its Teres CMP polishing system.

  Product Concentration; Lack of Product Revenue Diversification

     A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a substantial percentage of the Company's revenues in the near term. Continued market acceptance of its primary products is therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of these products, if any, as a result of competition, technological change, failure of the Company to release new versions of these products on time, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

  Dependence Upon Key Suppliers and Key Distributors

     Certain of the components and subassemblies included in the products of the Company are obtained from a single supplier or a limited group of suppliers. The Company's key suppliers include Bullen Ultrasonics, Inc., which supplies electrodes, Edwards High Vacuum Inc., Lam's supplier of chillers, and Advanced Energy Industries, Lam's RF generator supplier. The Company purchases in excess of $500,000 of supplies on a monthly basis from these suppliers. Each of these suppliers has a one year blanket purchase contract under which Lam may issue purchase orders. These contracts may be renewed annually. Each of these suppliers has sold products to Lam during at least the last four years, and there is no reason to expect that they will not continue to renew these contracts in the future. Management believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

  Highly Competitive Industry

     The semiconductor equipment manufacturing industry is highly competitive. The Company expects to continue to face substantial competition throughout the world. A substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line.

The Company believes that as a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, Lam would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's capital equipment. The Company believes that to remain competitive, significant financial resources are required in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D.

     The semiconductor equipment industry is becoming increasingly dominated by large manufacturers who have the resources to support customers on a worldwide basis, and certain of Lam's competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support. In addition, there are smaller, emerging semiconductor equipment companies that provide innovative technology that may have performance advantages over systems offered by the Company.

     Competitors are expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. If competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those sold or being developed by the Company, its ability to sell products to those manufacturers could be adversely affected. No assurance can be given that Lam will continue to compete successfully in the United States or worldwide.

     Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. In particular, while Lam currently is developing additional product enhancements that it believes addresses customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed, at all or on a timely basis, or that these product enhancements will achieve market acceptance or be competitive. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

  International Sales

     International sales accounted for 55%, 57% and 63%, respectively, of net revenues in the fiscal years 1998, 1997 and 1996. Historically, sales to the Asia regions have accounted for a substantial portion of international sales. Recent banking and currency problems in the Asia regions have had and will continue to have a significant adverse impact on the Company's revenue and operations, including specifically revenues and operations for fiscal 1999.

     Sales of products currently are denominated in United States dollars. In Korea, devaluation of the won and difficulties by customers in obtaining credit have curtailed semiconductor equipment investment and have recently led to cancellation or delay of orders by the Company's customers, and are likely to continue to do so in fiscal 1999.

     In Japan, the Company's sales are denominated in Japanese yen. A further weakening of the value of the Japanese yen as compared to the U.S. dollar could further negatively impact operating margins. Currently, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on yen-denominated assets and liabilities, will continue to enter into such hedging transactions in the future.

     In Europe, sales following January 1, 1999 will be subject to certain provisions governing the transition of commercial transactions to the Euro. Lam expects to be able to meet related legal requirements by January 1, 1999, and through the transition period. The Company does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in transaction costs. Lam will continue to evaluate the impact over time of the introduction of the Euro. Based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on Lam's financial condition or the overall trends in results of operations.

     The impact of these and other factors on the Company's revenues and operating results in any future period is difficult to forecast. There can be no assurance that these and other factors relating to international sales and operations by the Company will not materially adversely affect future business and financial results, or in ways not readily foreseeable.

  Environmental Regulations

     The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile, or otherwise hazardous chemicals used in the manufacturing process. Lam believes that it is in general compliance with these regulations and that it has obtained (or will obtain or is otherwise addressing) all necessary environmental permits to conduct its business, which permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production, cessation of operations or reduction in product acceptance. Such regulations could require the Company to alter current operations or acquire significant equipment or incur substantial other expenses to comply with environmental regulations. Any failure to control the use, sale or transport, or adequately restrict the discharge or disposal, hazardous substances could subject the Company to future liabilities.

  Dependence on Key Personnel and Difficulty of Identifying and Hiring Certain Personnel

     The performance of the Company is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the executive officers or other key employees could have a material adverse effect on the Company's business, operating results, financial condition, cash flows, market perceptions and price of Lam Common Stock.

     The future success of the Company also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and Lam has experienced difficulty in identifying and hiring qualified engineering personnel. There can be no assurance that it will be able to attract, assimilate or retain highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on the Company's business, operating results, financial condition and cash flows, market perceptions and price of Lam Common Stock.

  Management Transition

     In recent years, the Company has experienced consolidation of its operations and transitions in management that has placed significant demands on its respective administrative, operational and financial resources, the demands of which are expected to intensify. James W. Bagley, the Chairman and Chief Executive Officer of OnTrak, became the Chief Executive Officer of Lam on August 6, 1997 and was promoted to Chairman of the Board of Lam in September 1998. In addition, Lam hired a new Chief Financial Officer, Mercedes Johnson, in April 1997 and a new Chief Operating Officer, Stephen G. Newberry in August 1997 (who was promoted to President in July 1998). There can be no assurance that such consolidation and/or management transitions can be accomplished in an efficient manner, and without undue business disruption.

 Management of Potential Growth; Integration of Potential Acquisitions/
  Potential Disposition of Product Line Technologies

     To manage future growth, if any, management of the Company will face significant challenges in improving financial and business controls, management processes, information systems and procedures on a timely basis, and expanding, training and managing its work force. There can be no assurance that the Company will be able to perform such actions successfully. In the future, Lam may make additional acquisitions of complementary companies, products or technologies, or reduce or dispose of certain product lines or technologies which no longer complement its long-term strategy, such as the exit of FPD and CVD operations. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations. The Company's success will depend, to a significant extent, on the ability of its executive officers and other members of senior management to identify and respond to these challenges effectively. There can be no assurance that the Company will be able to achieve and manage effectively any such growth, integration of potential acquisitions or disposition of product lines or technologies, or that its management, personnel or systems will be adequate to support operations. Any such inabilities or inadequacies would have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

     An important element of Lam's management strategy is to review acquisition prospects that would complement existing products, augment its market coverage and distribution ability, or enhance its technological capabilities. While Lam has no current agreements or negotiations under way with respect to any new acquisitions, it may acquire additional businesses, products or technologies in the future. Acquisitions by the Company could result in changes similar to those that have been and continue to be incurred in connection with the Merger, potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expense related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, financial condition and results of operations and/or the price of its Common Stock.

  Potential Volatility of Common Stock Price

     The market price for Lam Common Stock has been volatile and it could continue to be subject to significant fluctuations in response to market or industry conditions generally, or specific variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, disruptions with key customers or the occurrence of political, economic or environmental events globally or in key sales regions. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Recent fluctuations affecting Lam Common Stock have been tied in part to the Asian and Russian financial crisis and the price of semiconductors. Broad market fluctuations, as well as economic conditions generally in the semiconductor industry, may adversely affect the market price of Lam Common Stock.

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

     The Rights Plan may have certain anti-takeover effects. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights Plan and the issuance of the related rights may deter certain acquirers from making takeover proposals or tender offers. The Rights Plan, however, is not intended to prevent a takeover, but rather is designed to enhance the ability of the Board of Directors to negotiate with a potential acquirer on behalf of all of the stockholders.

     In addition, the Company's Certificate of Incorporation authorizes issuance of 5,000,000 shares of undesignated preferred stock. The Board of Directors of the Company, without further stockholder approval, may issue this preferred stock with such terms as the Board of Directors may determine, which could have the effect of delaying or preventing a change in control of the Company. The issuance of preferred stock could also adversely affect the voting power of the holders of Common Stock, including causing the loss of voting control. The Company's Bylaws and indemnity agreements with certain officers, directors, and key employees provide that the Company will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to the Company. Moreover, Section 203 of the Delaware General Corporation Law restricts certain business combinations with "interested stockholders" as defined by that statute.

  Intellectual Property Matters

     From time to time, Lam has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. In such cases, it is the policy of the Company to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that Lam will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

     In October 1993, Varian brought suit against Lam in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as non-infringement of such patents by the Company's products. No trial date is currently scheduled. While litigation is subject to inherent uncertainties and no assurance can be given that Lam will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's operating results or the Company's financial position.

     The Company's success depends in part on its proprietary technology. While Lam attempts to protect its proprietary technology through patents, copyrights and trade secret protection, it believes that its success will depend on more technological expertise, continuing the development of new systems, market penetration and growth of its installed base and the ability to provide comprehensive support and service to customers. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar or more competitive technology independently. Lam currently holds a number of United States and foreign patents and patent applications pending. There can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, that pending applications will be issued or that the rights granted or anticipated thereunder will provide competitive advantages.

  Year 2000 Compliance

     The Company relies heavily on the Company's existing application software and operating systems. The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for the Company: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company has assembled a task force to review and assess internal software, data management, accounting and manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. This review and corrective measures are intended to encompass all significant categories of systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company is also working with its significant suppliers of products and systems to assure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are Year 2000 compliant. With respect to compliance of the products the Company supplies to its customers, the Company intends to adhere to Year 2000 test case scenarios established by

SEMATECH, an industry group comprised of U.S. semiconductor manufacturers. The Company's compliance efforts are substantially complete, and the Company currently expects that its review, corrective measures and contingency planning (where necessary) will be complete by the end of fiscal 1999, with the goal of resolving all material internal programs and systems prior to the Year 2000 date transition.

     In connection with its review and corrective measures, both to ensure that its internal products and systems, and the operating systems accompanying the products sold to its customers, are Year 2000 compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. As a contingency with respect to products the Company currently offers to its customers, the Company may replace all non-compliant operating systems with systems demonstrated to be Year 2000 compliant. With respect to products and systems supplied to the Company for use internally, the Company may upgrade all non-compliant products and systems and, where necessary or where no reasonable upgrade is available, replace such non-compliant products and systems with products and systems demonstrated to be Year 2000 compliant.

     The Company is in the process of identifying for its customers the corrective measures necessary to ensure that its installed products are Year 2000 compliant, including compliance of third-party products (such as software) incorporated into the Company's installed products. In this regard, the Company is incurring, and will continue to incur throughout fiscal 1999, various costs to provide customer support regarding Year 2000 issues, and certain of such costs are expected to be borne not by the Company but, instead, to be passed on to the customers. The full cost of these activities, including corrective measures, is not fully known. However, the Company believes that the potential future financial impact of assuring such Year 2000 compliance is not expected to be material. The Company's failure to ensure, at all or in a timely or reasonable manner, that its products are Year 2000 compliant may cause disruption in the customer's ability to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments. With respect to products and systems the Company purchases for use internally, failure to ensure Year 2000 compliance may cause disruption in the Company's automated accounting, financial planning, data management and manufacturing operations which could have a material effect on the Company's short-term ability to manage its day-to-day operations in an efficient, cost-effective and reliable manner.

     The Company believes that its Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses and does not include potential costs related to actual customer claims, or the cost of internal software and hardware replaced in the normal course of business whose installation otherwise may be accelerated to provide solutions to Year 2000 compliance issues.

  Restructurings and Consolidation of Operations

     The Company substantially restructured and consolidated its operations during the quarters ended March 31, 1998 and June 30, 1998. Implementation of these restructurings and consolidations involves several risks, including that of simplifying and modifying its product line offerings which will increase its dependence on fewer products and potentially reduce overall sales.

     Although the Company believes that the actions it is taking in connection with the restructurings and consolidations, including the reduction in workforce, the consolidation of manufacturing operations and exit of FPD and CVD operations, should help more closely align Lam with its business outlook, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs or can be accomplished at specific or optimum values or on time or as intended. In addition, there can be no assurance that the size of the restructuring charge will not exceed current estimates. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the restructurings and consolidations.

  Reduction of CVD Operations

     In connection with the decision to exit CVD operations, Lam is conducting discussions with certain customers to provide appropriate continuing product support with respect to the CVD installed base. There can be no assurance that the Company will be successful in negotiating business resolutions concerning continuing product support, at all or on commercially reasonable terms. Future operating results and financial conditions could be adversely affected should it encounter difficulty in obtaining reasonable resolutions of these concerns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company maintains a strict investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and long-term debt obligations.

                                 1999       2000       2001     2002       2003     THEREAFTER    TOTAL      FAIR VALUE
                               --------    -------    ------    -----    --------   ----------   --------    ----------
                                                                   ($ IN THOUSANDS)
Cash equivalents
  Fixed rate.................  $  7,400         --        --       --          --        --      $  7,400     $  7,400
  Average rate...............      5.57%        --        --       --          --        --          5.57%          --
Short-term investments
  Fixed rate.................  $214,170    $84,678        --       --          --        --      $298,848     $298,848
  Average rate...............      5.93%      6.06%       --       --          --        --          5.97%          --
Auction rate preferreds
  Variable rate..............  $ 84,799         --        --       --          --        --      $ 84,799     $ 84,799
  Average rate...............      5.80%        --        --       --          --        --          5.80%          --
Restricted cash
  Fixed rate.................  $ 51,357         --        --       --          --        --      $ 51,357     $ 51,357
  Average rate...............      5.69%        --        --       --          --        --          5.69%          --
                               --------    -------    ------    -----    --------     -----      --------     --------
Total Investment
  Securities.................  $357,726    $84,678        --       --          --        --      $442,404     $442,404
                               --------    -------    ------    -----    --------     -----      --------     --------
  Average rate...............      5.86%      6.06%       --       --          --        --          5.90%          --
                               --------    -------    ------    -----    --------     -----      --------     --------
Long-Term Debt
  Fixed rate.................  $  5,833    $ 6,613    $4,737     $598    $310,601     $ 169      $328,551     $271,780
  Average rate...............      3.39%      3.25%     3.02%    3.08%       5.00%     3.30%         4.92%          --

     The Company mitigates default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

     The Company has no cash flow exposure due to rate changes for its $310.0 million Convertible Subordinated Notes, Japanese yen-denominated bank loans or on its capital lease obligations. The Company has cash flow exposure on the interest expense related to its $100.0 million line of credit due to the rates which vary with LIBOR. At June 30, 1998 the Company had no borrowings against its line of credit.

     The Company conducts business on a global basis in several major international currencies. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. The Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of yen-denominated assets and liabilities. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses from the settlement of the related yen-denominated receivables. At June 30, 1998, the notional amount of outstanding foreign currency exchange contracts were

$36.0 million. The unrealized gain on the contracts at June 30, 1998 was $0.5 million. An adverse change in the yen of approximately 15% would result in an unrealized loss of $4.8 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 14(a). The unaudited quarterly results of operations for the Company's two most recent fiscal years are incorporated by reference to pages 12 to 13 of this report under Item 6 "Selected Financial Data".

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of its fiscal year pursuant to Regulation 14A, as promulgated by the Commission, for its Annual Meeting of Stockholders to be held November 5, 1998 (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. (The Compensation Committee Report and the stock performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.) For information regarding executive officers of the Company, see Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by this reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS

                                                              PAGE(S)
                                                              -------
        Consolidated Balance Sheets -- June 30, 1998 and
         1997...............................................    30
        Consolidated Statements of Operations -- Years Ended
         June 30, 1998, 1997 and 1996.......................    31
        Consolidated Statements of Cash Flows -- Years Ended
         June 30, 1998, 1997 and 1996.......................    32
        Consolidated Statements of Stockholders'
         Equity -- Years Ended June 30, 1998, 1997 and
         1996...............................................    33
        Notes to Consolidated Financial Statements..........    34
        Report of Independent Auditors......................    51
        Report of Independent Accountants...................    52

    2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
        Schedule II Valuation and Qualifying Accounts.......   55

     Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

     3. See (c) of this Item 14, which is incorporated herein by reference.

(b) Reports on Form 8-K

     During the quarter ended June 30, 1998, the Company did not file any Forms 8-K. However the following were filed subsequent to the end of the fiscal year.

     The Company filed a Form 8-K on July 10, 1998 making an Item 5 disclosure to disclose the Company's announcement of a restructuring.

     The Company filed a Form 8-K on August 14, 1998 making an Item 5 disclosure to disclose its year end press release.

     The Company filed a Form 8-K on September 16, 1998 making an Item 5 disclosure to disclose that the Company had announced a stock repurchase.

(c) The list of Exhibits is set forth on page 56 of this Form 10-K and are incorporated herein by this reference.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                     ASSETS

Cash and cash equivalents...................................  $   13,509    $  140,872
Short-term investments......................................     383,647        54,821
Accounts receivable, less of allowance for doubtful accounts
  of $5,103 in 1998 and $2,377 in 1997......................     176,029       232,073
Inventories.................................................     220,610       261,738
Prepaid expenses and other assets...........................      25,809        37,707
Deferred income taxes.......................................      77,485        75,935
                                                              ----------    ----------
          Total current assets..............................     897,089       803,146
Equipment and leasehold improvements, net...................     144,252       196,992
Restricted cash.............................................      51,357            --
Deferred income taxes.......................................      26,397         1,550
Other assets................................................      31,677        33,361
                                                              ----------    ----------
                                                              $1,150,772    $1,035,049
                                                              ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable......................................  $   67,703    $  117,163
Accrued expenses and other liabilities......................     208,442       167,685
Current portion of long-term debt and capital lease
  obligations...............................................      17,364        21,127
Line of credit borrowings...................................          --        35,000
                                                              ----------    ----------
          Total current liabilities.........................     293,509       340,975
Long-term debt and capital lease obligations, less current
  portion...................................................     334,174        46,592
Commitments and contingencies
Preferred stock; 5,000 shares authorized, none
  outstanding...............................................          --            --
Common stock at par value of $0.001 per share
  Authorized -- 90,000 shares; issued and
  outstanding -- 38,267 shares at June 30, 1998 and 37,334
  shares at June 30, 1997...................................          38            37
Additional paid-in capital..................................     381,306       361,101
Retained earnings...........................................     141,745       286,344
                                                              ----------    ----------
          Total stockholders' equity........................     523,089       647,482
                                                              ----------    ----------
                                                              $1,150,772    $1,035,049
                                                              ==========    ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED JUNE 30,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Net sales..............................................  $1,050,527    $1,060,535    $1,309,899
Royalty income.........................................       2,059        12,662        22,814
                                                         ----------    ----------    ----------
          Total revenue................................   1,052,586     1,073,197     1,332,713
Costs and expenses:
  Cost of goods sold -- on net sales...................     646,511       723,404       689,515
  Cost of goods sold -- restructuring charges..........      31,933            --            --
                                                         ----------    ----------    ----------
          Gross profit.................................     374,142       349,793       643,198
  Research and development.............................     206,456       192,254       186,899
  Selling, general and administrative..................     201,900       209,294       237,444
  Restructuring charges................................     116,925         9,021            --
  Merger costs.........................................      17,685            --            --
  Purchased technology for research and development....      12,100            --            --
                                                         ----------    ----------    ----------
                                                            555,066       410,569       424,343
                                                         ----------    ----------    ----------
          Operating income (loss)......................    (180,924)      (60,776)      218,855
                                                         ----------    ----------    ----------
Other (income) expense:
  Interest income......................................     (22,670)       (5,775)       (7,048)
  Interest expense.....................................      18,602         5,222         8,051
  Other, net...........................................       2,269           636         1,453
                                                         ----------    ----------    ----------
                                                             (1,799)           83         2,456
                                                         ----------    ----------    ----------
          Income (loss) before income taxes............    (179,125)      (60,859)      216,399
Income tax expense (benefit)...........................     (34,526)      (30,183)       70,521
                                                         ----------    ----------    ----------
          Net income (loss)............................  $ (144,599)   $  (30,676)   $  145,878
                                                         ==========    ==========    ==========
Net income (loss) per share
     Basic.............................................  $    (3.80)   $    (0.83)   $     4.32
                                                         ==========    ==========    ==========
     Diluted...........................................  $    (3.80)   $    (0.83)   $     3.95
                                                         ==========    ==========    ==========
Number of shares used in per share calculations
     Basic.............................................      38,057        36,919        33,753
                                                         ==========    ==========    ==========
     Diluted...........................................      38,057        36,919        37,719
                                                         ==========    ==========    ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED JUNE 30,
                                                         -------------------------------------
                                                            1998          1997         1996
                                                         -----------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................  $  (144,599)   $ (30,676)   $ 145,878
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.....................       62,265       55,694       35,320
     Deferred income taxes.............................      (25,686)     (25,032)     (22,547)
     Restructuring.....................................       91,543           --           --
     Purchased technology for research and
       development.....................................       12,100           --           --
     Changes in certain working capital accounts:
       Accounts receivable, net of allowance...........       51,795       33,547      (64,723)
       Inventories.....................................        4,467       59,707     (153,309)
       Prepaid expenses and other assets...............       11,898      (19,767)      (3,548)
       Trade accounts payable..........................      (49,460)       1,156       30,889
       Accrued expenses and other liabilities..........       36,922        6,349       59,881
                                                         -----------    ---------    ---------
          Total adjustments............................      195,844      111,654     (118,037)
                                                         -----------    ---------    ---------
          Net cash provided by operating activities....       51,245       80,978       27,841
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net capital expenditures.............................      (50,207)     (47,332)     (72,647)
  Purchase of available-for-sale securities............   (8,248,736)    (602,474)    (423,255)
  Sale of available-for-sale securities................    7,919,910      627,630      425,636
  Purchase of investments for restricted cash..........      (51,357)          --           --
  Purchase of technology for research and
     development.......................................      (12,100)          --           --
  Proceeds from the sale of securities.................           --           --       12,038
  Other................................................        3,857      (11,002)      (6,726)
                                                         -----------    ---------    ---------
          Net cash used in investing activities........     (438,633)     (33,178)     (64,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit........           --       95,000       40,000
  Repayment of borrowings under line of credit.........      (35,000)     (85,000)     (15,000)
  Net proceeds from issuance of long-term debt.........      301,430        2,956       23,043
  Principal payments on long-term debt and
     capital lease obligations.........................      (26,611)     (21,848)     (15,451)
  Proceeds from redemption of mandatorily
     redeemable preferred stock........................           --           --       (3,450)
  Net proceeds from Initial Public Offering of
     OnTrak Systems, Inc...............................           --           --       41,404
  Proceeds from issuance of common stock, net of
     repurchases.......................................       20,206       14,868        8,221
                                                         -----------    ---------    ---------
          Net cash provided by financing activities....      260,025        5,976       78,767
                                                         -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents...     (127,363)      53,776       41,654
Cash and cash equivalents at beginning of year.........      140,872       87,096       45,442
                                                         -----------    ---------    ---------
Cash and cash equivalents at end of year...............  $    13,509    $ 140,872    $  87,096
                                                         ===========    =========    =========
Cash payments for interest.............................  $    13,507    $   5,310    $   8,738
                                                         ===========    =========    =========
Cash payments for income taxes.........................  $    18,351    $  32,377    $  77,385
                                                         ===========    =========    =========

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        COMMON    COMMON    ADDITIONAL
                                        STOCK     STOCK      PAID-IN      RETAINED
                                        SHARES    AMOUNT     CAPITAL      EARNINGS       TOTAL
                                        ------    ------    ----------    ---------    ---------
Balance at June 30, 1995..............  29,483     $29       $224,927     $ 171,142    $ 396,098
Sale of Common Stock, net of
  repurchases.........................     664       1          8,220            --        8,221
Income tax benefit from stock option
  transactions........................      --      --          2,940            --        2,940
Conversion of Preferred Stock.........   1,486       1          3,071            --        3,072
Conversion of subordinated
  debentures..........................   2,640       3         64,260            --       64,263
Net proceeds from Initial Public
  Offering of OnTrak Systems, Inc.....   2,233       2         41,402            --       41,404
Net income............................      --      --             --       145,878      145,878
                                        ------     ---       --------     ---------    ---------
Balance at June 30, 1996..............  36,506      36        344,820       317,020      661,876
Sale of Common Stock, net of
  repurchases.........................     828       1         14,549            --       14,550
Income tax benefit from stock option
  transactions........................      --      --          1,732            --        1,732
Net loss..............................      --      --             --       (30,676)     (30,676)
                                        ------     ---       --------     ---------    ---------
Balance at June 30, 1997..............  37,334      37        361,101       286,344      647,482
Sale of Common Stock, net of
  repurchases.........................     933       1         20,205            --       20,206
Net loss..............................      --      --             --      (144,599)    (144,599)
                                        ------     ---       --------     ---------    ---------
Balance at June 30, 1998..............  38,267     $38       $381,306     $ 141,745    $ 523,089
                                        ======     ===       ========     =========    =========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE A: MERGER WITH ONTRAK

     On August 5, 1997, the stockholders of each Lam and OnTrak approved the Merger and the issuance of Lam Common Stock under the Agreement and Plan of Merger with OnTrak. The transaction has been accounted for as a pooling of interests and was structured to qualify as a tax-free reorganization. Costs associated with the Merger were approximately $17.7 million. Such expenses include investment advisory fees, legal and accounting fees, financial printing costs and other Merger-related costs.

     The following table shows revenues and net income of the separate companies through the periods preceding the Merger:

                                                        YEAR ENDED JUNE 30,
                                                      ------------------------
                                                         1997          1996
                                                      ----------    ----------
                                                           (IN THOUSANDS)
Total revenue:
  Lam...............................................  $1,002,404    $1,276,884
  OnTrak............................................      70,793        55,829
                                                      ----------    ----------
          Combined..................................  $1,073,197    $1,332,713
                                                      ==========    ==========
Net income (loss):
  Lam...............................................  $  (33,634)   $  141,091
  OnTrak............................................       2,958         4,787
                                                      ----------    ----------
          Combined..................................  $  (30,676)   $  145,878
                                                      ==========    ==========

NOTE B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     Cash Equivalents: All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

     Equipment and Leasehold Improvements: Equipment and leasehold improvements are stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of equipment under capital leases is included with depreciation.

     Revenue Recognition: Sales of the Company's products are generally recorded upon shipment. Estimated costs to be incurred by the Company related to product installation and warranty fulfillment are accrued at the date of shipment.

     Foreign Currency: The Company has foreign sales, service and manufacturing operations. With respect to all foreign subsidiaries, excluding Japan, the functional currency is the U.S. dollar and transaction and translation gains and losses are included in net income (loss). The functional currency of the Company's

                                 JUNE 30, 1998

Japanese subsidiary is the Japanese yen. Translation gains and losses related to the Japan subsidiary are included as a component of stockholders' equity, but have not been material through June 30, 1998.

     Foreign Exchange Forward Contracts: The Company may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and balance sheet positions. The Company does not enter into derivative financial instruments for trading purposes. Foreign currency forward exchange contracts designated as effective hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and are recognized in income when the hedged transaction occurs.

     Income (Loss) Per Share: In February 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which was adopted during the quarter ended December 31, 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. For fiscal 1998 and 1997, net loss per share was computed using only the weighted average number of shares of Lam Common Stock outstanding during the period. For fiscal 1996, basic net income per share was based on the weighted average number of shares of Lam Common Stock outstanding during the period. For the same period diluted net income per share further included the effect of stock options outstanding which were dilutive and assumed the conversion of the Company's 6% convertible subordinated debentures as if they were converted at the beginning of that period. The 6% convertible subordinated debentures were called by the Company during the quarter ended June 30, 1996. All net income (loss) amounts for prior periods have been presented and, where necessary, restated to conform to FAS 128 requirements. See Note K.

     Employee Stock Plans: The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25"). In October 1995, the FASB released Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), which provides an alternative to APB 25. As allowed under FAS 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB 25. See Note L.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Capital Structure: In February 1997, the FASB released Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 consolidates the existing guidance regarding disclosure relating to a company's capital structure and is effective for fiscal years beginning after December 15, 1997.

     Comprehensive Income: In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997.

     Segment Information: In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 will change the way companies report selected segment information in annual and interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997.

     Derivative Instruments and Hedging: In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"

                                 JUNE 30, 1998

("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. FAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 1999. The Company believes that the application of the FAS 133 will not have a material impact on the Company's consolidated financial statements.

NOTE C: COMPANY AND INDUSTRY INFORMATION

     Lam Research Corporation is a leading supplier of technically complex thin film processing equipment used in the primary stages of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, and CMP systems. The Company sells its products primarily to large companies involved in the production of semiconductors in the United States, Europe, Japan and Asia Pacific. Credit evaluations are performed on all customers, and the Company usually does not require collateral on sales.

     The semiconductor industry has historically been cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for semiconductor processing equipment, including equipment manufactured and marketed by the Company. Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have a severe near-term effect on the Company's operating results and could result in damage to customer relationships.

     The Company entered into agreements totaling 6 billion yen and 9 billion yen, respectively, in fiscal 1998 and 1997 to sell specific Japanese yen-denominated receivables, subject to recourse provisions. At June 30, 1998 and 1997, $16,514,000 and $59,986,000 of these receivables, respectively, had been sold to the bank, of which $11,581,000 and $39,924,000 at June 30, 1998 and 1997, respectively, remained uncollected by the bank and subject to recourse provisions.

     During fiscal 1998, a single customer accounted for 12% of total sales. During 1997 and 1996, no individual customer accounted for greater than 10% of total sales.

                                 JUNE 30, 1998

     The Company operates in four geographic regions, the United States, Europe, Japan and Asia Pacific. The following is a summary of local operations by geographic region at June 30:

                                            1998          1997          1996
                                         ----------    ----------    ----------
                                                     (IN THOUSANDS)
Revenue:
  United States........................  $  889,604    $  903,222    $1,101,400
  Europe...............................      58,891        42,942        40,365
  Japan................................      56,155        69,427       138,713
  Asia Pacific.........................      47,936        57,606        52,235
                                         ----------    ----------    ----------
          Total........................  $1,052,586    $1,073,197    $1,332,713
                                         ==========    ==========    ==========
Operating income (loss):
  United States........................  $ (177,882)   $  (58,078)   $  132,620
  Europe...............................       3,112        (8,730)        9,696
  Japan................................      (2,849)        2,342        56,903
  Asia Pacific.........................      (3,305)        3,690        19,636
                                         ----------    ----------    ----------
          Total........................  $ (180,924)   $  (60,776)   $  218,855
                                         ==========    ==========    ==========
Identifiable assets:
  United States........................  $1,021,618    $  872,657    $  891,974
  Europe...............................      14,704        31,538        28,688
  Japan................................      74,261        71,847        65,344
  Asia Pacific.........................      40,189        59,007        45,491
                                         ----------    ----------    ----------
          Total........................  $1,150,772    $1,035,049    $1,031,497
                                         ==========    ==========    ==========

     Sales between geographic areas are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. Total export revenue consisting of sales from the Company's U.S. operating subsidiaries to non-affiliated customers by geographic region for the three years ended June 30, are as follows:

                                            1998          1997          1996
                                         ----------    ----------    ----------
                                                     (IN THOUSANDS)
Asia Pacific...........................  $  266,058    $  293,488    $  336,769
Europe.................................     134,970       131,342       182,688
Japan..................................      12,940        23,019        28,255
                                         ----------    ----------    ----------
                                         $  413,968    $  447,849    $  547,712
                                         ==========    ==========    ==========

                                 JUNE 30, 1998

NOTE D: FINANCIAL INSTRUMENTS

     Investments at June 30 are comprised of the following:

                                                           1998                      1997
                                                  ----------------------    ----------------------
                                                              ESTIMATED                 ESTIMATED
                                                    COST      FAIR VALUE      COST      FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Available-for-Sale:
  Institutional Money Market Funds..............  $  7,400     $  7,400     $ 28,329     $ 28,329
  Municipal Bonds and Notes.....................        --           --       89,546       89,546
  U.S. Treasury Bonds and Notes.................        --           --        5,539        5,539
                                                  --------     --------     --------     --------
Amounts included in cash and cash equivalents...     7,400        7,400      123,414      123,414
  Bank and Corporate Notes......................   142,184      142,184           --           --
  Auction Rate Preferreds.......................    84,799       84,799           --           --
  Yankee and Euro Certificates of Deposit.......    72,433       72,433           --           --
  Municipal Bonds and Notes.....................    42,085       42,085       16,301       16,301
  Agency Notes..................................    29,024       29,024           --           --
  Commercial Paper..............................    13,122       13,122           --           --
  Floating Rate Municipal Bonds.................        --           --       19,549       19,549
  U.S. Treasury Bonds and Notes.................        --           --       18,971       18,971
                                                  --------     --------     --------     --------
Amounts included in short-term investments......   383,647      383,647       54,821       54,821
  Institutional Money Market Funds..............    51,357       51,357           --           --
                                                  --------     --------     --------     --------
Amounts included in restricted cash.............    51,357       51,357           --           --
                                                  --------     --------     --------     --------
          Total Available-for-Sale..............  $442,404     $442,404     $178,235     $178,235
                                                  ========     ========     ========     ========

     The difference between cost and fair value of available-for-sale securities was not significant at June 30, 1998 and 1997.

     The amortized cost and estimated fair value of investments in debt securities at June 30, by contractual maturities, are as follows:

                                                           1998                      1997
                                                  ----------------------    ----------------------
                                                              ESTIMATED                 ESTIMATED
                                                    COST      FAIR VALUE      COST      FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Due in less than one year.......................  $169,858     $169,858     $155,864     $155,864
Due after one year through five years...........   187,747      187,747       22,371       22,371
                                                  --------     --------     --------     --------
          Total investments in debt
            securities..........................  $357,605     $357,605     $178,235     $178,235
                                                  ========     ========     ========     ========

     The carrying and fair values of the Company's financial instruments at June 30 are as follows:

                                                           1998                      1997
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents.......................  $ 13,509     $ 13,509     $140,872     $140,872
Restricted cash.................................  $ 51,357     $ 51,357     $     --     $     --
Convertible subordinated debentures.............  $310,000     $253,239     $     --     $     --
Foreign currency forward contracts..............  $     --     $    510     $     --     $   (953)
Other long-term debt............................  $ 41,538     $ 40,872     $ 67,719     $ 67,745

                                 JUNE 30, 1998

     The fair values of the Company's investments in debt securities and restricted cash are based on quoted market prices at June 30, 1998 and 1997. The fair value of the Company's auction rate preferreds is based upon par value. The fair value of the Company's foreign currency forward contracts is estimated based upon the yen exchange rate at June 30, 1998 and 1997. The fair value of the Company's convertible subordinated debentures and the Company's other long-term debt is estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities.

NOTE E: DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of yen-denominated assets and liabilities. A substantial portion of the forward contracts entered into have a maturity of 90 days or less. The unrealized gains and losses on these contracts are deferred and offset against unrealized gains and losses from the settlement of the related yen-denominated assets and liabilities. The realized gains on yen-forward contracts during fiscal 1998 were offset by losses on underlying receivables.

     At June 30, 1998 and 1997, the notional amount of outstanding foreign currency forward contracts were $35,967,000 and $30,651,000, respectively. Of the total outstanding contracts at June 30, 1998 and 1997, $26,858,000 and $13,828,000, respectively, were to hedge yen-denominated inter-company receivables, and $8,599,000 and $17,776,000, respectively, were to hedge firm commitments from customers in Japan. The unrealized gain on these forward contracts at June 30, 1998 was $510,000. The unrealized loss on these contracts at June 30, 1997 was $953,000.

NOTE F: INVENTORIES

     Inventories consist of the following at June 30:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Raw materials..........................................  $147,794    $136,698
Work-in-process........................................    52,374      93,057
Finished goods.........................................    20,442      31,983
                                                         --------    --------
                                                         $220,610    $261,738
                                                         ========    ========

NOTE G: PREPAID EXPENSES AND OTHER ASSETS

     Prepaid expenses and other assets consist of the following at June 30:

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Prepaid expenses.........................................  $10,065    $13,092
Net realizable value of collateral.......................       --      5,320
Interest receivable......................................    5,462         --
Taxes receivable.........................................    4,236      5,400
Other....................................................    6,046     13,895
                                                           -------    -------
                                                           $25,809    $37,707
                                                           =======    =======

     During fiscal 1997, the Company recorded bad debt expense of $6,550,000 relating to the at-risk receivables from a Thailand customer. The estimated net realizable value of the collateral which the Company holds related to these receivables was included in prepaid expenses and other assets at June 30, 1997.

                                 JUNE 30, 1998

NOTE H: EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following at June 30:

                                                         1998         1997
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Equipment............................................  $ 139,358    $ 158,475
Furniture and fixtures...............................     60,353       58,642
Leasehold improvements...............................     95,075      100,222
                                                       ---------    ---------
                                                         294,786      317,339
Less allowance for depreciation and amortization.....   (150,534)    (120,347)
                                                       ---------    ---------
                                                       $ 144,252    $ 196,992
                                                       =========    =========

NOTE I: ACCRUED EXPENSES AND OTHER LIABILITIES

     The significant components of accrued expenses and other liabilities consist of the following at June 30:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Warranty and installation reserves.....................  $ 62,826    $ 75,321
Restructuring..........................................    48,443       1,258
Accrued compensation...................................    36,085      30,987
Income and other taxes payable.........................    14,114      21,381
Other..................................................    46,974      38,738
                                                         --------    --------
                                                         $208,442    $167,685
                                                         ========    ========

NOTE J: LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at June 30 consist of the following:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
5% Convertible subordinated notes, due September
  2002.................................................  $310,000    $     --
Capitalized lease obligations, with varying interest
  rates
  from 9.5% to 4.6%....................................    22,987      35,666
Japanese yen-denominated bank loans with fixed interest
  rates from 3.01% to 4.9%, principal payable in
  quarterly and semi-annual installments from July 1997
  to April 2003........................................    16,881      28,562
Other..................................................     1,670       3,491
                                                         --------    --------
                                                          351,538      67,719
Less current portion...................................   (17,364)    (21,127)
                                                         --------    --------
                                                         $334,174    $ 46,592
                                                         ========    ========

     During August 1997, Lam completed an offering of $310.0 million of Convertible Subordinated Notes ("the Notes"), which mature on September 1, 2002. Interest on the five percent Notes is payable on September 1 and March 1 of each year commencing March 1, 1998. The Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $87.77 per share, subject to adjustment. The Notes are redeemable, in whole or in part, at the option of the Company, upon at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to September 6, 2000, unless the closing price of the Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days

                                 JUNE 30, 1998

prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior indebtedness of the Company. Expenses associated with the offering of approximately $9.0 million were deferred in other assets and are being ratably amortized over the term of the Notes.

     During the third quarter of fiscal 1998, the Company renegotiated its Synthetic Lease Agreement (the "Synthetic Lease Agreement"), relating to certain buildings at its Fremont campus, to obtain more favorable terms and to reduce the amount of the obligation. As part of the collateral restrictions of the Synthetic Lease Agreement, the Company is required to maintain $51,357,000 of cash in restricted specified interest-bearing accounts through March 2003 (unless the Synthetic Lease Agreement is otherwise terminated or the amount of maintained cash is reduced, as the underlying obligation is paid down).

     At June 30, 1998, the Company had a total of $100.0 million available under a syndicated bank line of credit. The line of credit was renegotiated in April 1998 and is due to expire in April 2001. Borrowings under the syndicated bank line of credit bear interest at 0.45% to 0.75% over LIBOR, and are subject to Lam's compliance with financial and other covenants. The credit agreement includes terms requiring satisfaction of certain financial ratios, interest coverage, maximum leverage, senior indebtedness, tangible net worth, minimum profitability, and also restricts the Company from paying dividends. At June 30, 1998, the Company received waivers for its financial covenants under the credit facility, and has since amended the applicable covenant requirements of its line of credit and amended the line of credit borrowing rates to 0.55% to 0.95% over LIBOR.

     At June 30, 1998, the Company received waivers for its financial covenants under one of its Japanese yen-denominated bank loans. The Company is negotiating a replacement facility for the approximately $12.0 million yen-denominated loan. The Company anticipates that the terms of the new facility will be equal to or better than the terms of its present Japanese yen-denominated bank loan and that it shall be compliance with any financial covenants thereof.

     At June 30, 1998, future maturities of long-term debt and minimum payments for capital lease obligations are as follows:

                                           CAPITAL LEASE    LONG-TERM
          YEAR ENDING JUNE 30,              OBLIGATIONS       DEBT        TOTAL
          --------------------             -------------    ---------    --------
                                                       (IN THOUSANDS)
1999.....................................     $12,885       $  5,833     $ 18,718
2000.....................................       9,351          6,613       15,964
2001.....................................       2,304          4,737        7,041
2002.....................................         472            598        1,070
2003.....................................          --        310,601      310,601
Thereafter...............................          --            169          169
Less amounts representing interest.......      (2,025)            --       (2,025)
                                              -------       --------     --------
                                              $22,987       $328,551     $351,538
                                              =======       ========     ========

     Long-term debt and capital lease obligations are collateralized by equipment included in equipment and leasehold improvements, with a cost and accumulated depreciation and amortization of $13,872,000 and $(9,674,000), respectively, at June 30, 1998, and $56,671,000 and $(22,698,000), respectively, at June 30, 1997.

                                 JUNE 30, 1998

NOTE K: NET INCOME (LOSS) PER SHARE

     The Company's basic and diluted net loss per share for the years ended June 30, as calculated according to FAS 128 are as follows:

                                                       1998           1997          1996
                                                    -----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Numerator for basic net income (loss) per
     share........................................   $(144,599)     $(30,676)     $145,878
Effect of dilutive securities:
  Interest expense on convertible subordinated
     debentures, net of tax.......................          --            --         3,264
                                                     ---------      --------      --------
Numerator for diluted net income (loss) per
  share...........................................   $(144,599)     $(30,676)     $149,142
                                                     =========      ========      ========
Denominator:
  Basic net income (loss) per share -- average
     shares outstanding...........................      38,057        36,919        33,753
Effect of dilutive securities:
  Employee stock options..........................          --            --         1,744
  Convertible subordinated debentures.............          --            --         2,222
                                                     ---------      --------      --------
          Total potential dilutive common
            shares................................          --            --         3,966
                                                     ---------      --------      --------
Denominator for diluted net income (loss) per
  share -- average shares outstanding and assumed
  conversions.....................................      38,057        36,919        37,719
                                                     =========      ========      ========
Basic net income (loss) per share.................   $   (3.80)     $  (0.83)     $   4.32
                                                     =========      ========      ========
Diluted net income (loss) per share...............   $   (3.80)     $  (0.83)     $   3.95
                                                     =========      ========      ========

     Options and convertible securities, respectively, were outstanding during 1998 and 1997, but were excluded from the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive. Options to purchase approximately 220,000 shares of common stock were outstanding during 1996, but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE L: INCENTIVE STOCK OPTION PLANS AND STOCK PURCHASE PLAN

     The Company has adopted incentive stock option plans that provide for the granting to qualified employees of incentive stock options to purchase shares of Common Stock. In addition, the plans permit the granting of nonstatutory stock options to paid consultants and employees, and provides for the automatic grant of nonstatutory stock options to outside directors. The option price is determined by the Board of Directors, but in no event will it be less than the fair market value of the Company's Common Stock on the date of grant (no less than 85% of the fair market value at the date of grant in the case of nonstatutory options). Options granted under the plans vest over a period determined by the Board of Directors. Under the automatic grant program, each outside director receives an option immediately exercisable for 6,000 shares of Common Stock during January of each year during which the outside director serves, with the exercise price equal to the fair market value on the date of grant.

     OnTrak had adopted incentive and nonstatutory stock option plans ("the Employee Plans"). Incentive stock option and nonstatutory stock option grants under the Employee Plans must be at prices of at least 100% of the fair market value of the stock on the date of grant. The options generally vest at the rate of 25% per year. Upon completion of the Merger, each OnTrak option was exchanged for 0.83 of an option to purchase Lam Common Stock.

                                 JUNE 30, 1998

     OnTrak also adopted a director stock option plan ("the Director Plan") and reserved 103,750 shares of Common Stock for issuance thereunder. The Director Plan provided for the grant of nonstatutory stock options to non-employee directors of OnTrak pursuant to an automatic, nondiscretionary grant mechanism. Upon completion of the Merger, each OnTrak option was exchanged for 0.83 of an option to purchase Lam Common Stock.

     During fiscal year 1996, OnTrak issued an option to purchase 664,000 shares of common stock to OnTrak's Chief Executive Officer at an exercise price of $20.78 per share. In November 1996, following the approval of the 1996 Equity Incentive Plan by OnTrak's stockholders, this option was canceled and reissued with identical terms.

     A summary of incentive stock option plan transactions follows:

                                                                                          WEIGHTED
                                          AUTHORIZED    OUTSTANDING     OPTION PRICE      AVERAGE
                                          ----------    -----------    ---------------    --------
June 30, 1995...........................   1,201,399     3,175,861     $ 0.18 - $63.88     $18.10
Additional amount authorized............   1,000,000            --                  --
Granted.................................  (2,396,838)    2,396,838       16.87 - 68.00      39.71
Exercised...............................                  (457,842)       0.18 - 45.13       7.39
Canceled................................   1,323,292    (1,323,292)       2.04 - 68.00      46.81
Expired.................................      (8,174)           --                  --
                                          ----------    ----------     ---------------     ------
June 30, 1996...........................   1,119,679     3,791,565      $ 0.28 - 62.88     $23.71
Additional amount authorized............   1,660,000            --                  --
Granted.................................  (1,860,555)    1,860,555       16.57 - 40.31      23.57
Exercised...............................          --      (351,387)       0.28 - 35.75      16.53
Canceled................................     365,662      (365,662)       2.26 - 44.88      26.72
Expired.................................      (1,319)           --                  --
                                          ----------    ----------     ---------------     ------
June 30, 1997...........................   1,283,467     4,935,071      $ 0.28 - 62.88     $23.82
Additional amount authorized............   3,000,000            --                  --
Granted.................................  (3,380,678)    3,380,678       19.13 - 56.53      38.32
Exercised...............................          --      (588,264)       0.54 - 42.63      20.19
Canceled................................   1,071,268    (1,071,268)       3.01 - 56.53      38.16
Expired.................................  (1,141,009)           --                  --
                                          ----------    ----------     ---------------     ------
June 30, 1998...........................     833,048     6,656,217     $ 0.28 - $62.88     $29.31
                                          ==========    ==========     ===============     ======

     At June 30, 1998, 7,489,265 shares of Common Stock were reserved for future issuance under the stock option plans and options to purchase 2,828,140 shares were exercisable at a range of $0.28-$62.88.

                                 JUNE 30, 1998

     Outstanding and excercisable options presented by price range at June 30, 1998 are as follows:

                                               OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                      ---------------------------------------------------------------------    --------------------------
                                           NUMBER OF          WEIGHTED                           NUMBER OF       WEIGHTED
                                            OPTIONS           AVERAGE           WEIGHTED          OPTIONS        AVERAGE
                         RANGE OF        OUTSTANDING AT    REMAINING LIFE       AVERAGE        EXERCISABLE AT    EXERCISE
                      EXERCISE PRICES    JUNE 30, 1998        (YEARS)        EXERCISE PRICE    JUNE 30, 1998      PRICE
                      ---------------    --------------    --------------    --------------    --------------    --------
                      $ 0.28 - $12.29        620,913            3.28             $ 5.90            552,766        $ 5.59
                       13.54 -  20.63        573,086            7.04              19.67            198,155         19.33
                       20.78 -  20.78        694,385            5.27              20.78            679,013         20.78
                       21.63 -  27.69        980,936            7.95              24.91            249,042         26.30
                       27.94 -  29.50        786,298            7.03              29.05            539,290         29.27
                       29.82 -  29.88      1,016,512            9.74              29.87             32,975         29.87
                       30.50 -  33.63        676,579            7.42              33.12            404,502         33.12
                       33.81 -  55.42        995,313            8.62              48.54            172,256         39.22
                       55.44 -  62.88        312,195            9.12              55.48                141         62.88
                      ---------------      ---------            ----             ------          ---------        ------
                      $ 0.28 - $62.88      6,656,217            7.42             $29.31          2,828,140        $22.81
                      ===============      =========            ====             ======          =========        ======

     During fiscal 1998, the stockholders of the Company approved the 1997 Stock Incentive Plan, which provides for the grant of stock options, restricted stock, deferred stock and performance share awards to participating officers, directors, employees, consultants and advisors of the Company and its subsidiaries. Initially, 3,000,000 shares were reserved for issuance. The number of shares to be issued will automatically be increased each calendar quarter subject to certain provisions and restrictions, but will in no event exceed 5,000,000 shares.

     During fiscal 1996, the Company adopted a Performance-Based Restricted Stock Plan designed to reward executives based upon the achievement of certain predetermined goals. The grant is based on the fair market value of the Company's Common Stock at the end of the quarter, provided the predetermined goals are met. The Company authorized 150,000 shares to be reserved for issuance under the Performance-Based Stock Plan. At June 30, 1998, 127,394 shares remain available under this plan.

     Common Stock is sold to employees under the 1984 Employee Stock Purchase Plan ("ESPP"). During fiscal 1998, the Company authorized an additional 350,000 shares to be reserved for issuance under the 1984 ESPP. Another 166,000 shares were reserved upon the completion of the Merger with OnTrak. The purchase price per share is the lower of 85% of the fair market value of the Common Stock on the first or last day of a six-month offering period. A total of 1,763,024 shares of the Company's Common Stock were issued under the Plans through June 30, 1998, at prices ranging from $2.65 to $43.03 per share. At June 30, 1998, 440,230 shares remain available for purchase.

     As permitted by FAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recorded nominal compensation expense with respect to such awards which are generally granted at market value on the date of grant.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the

                                 JUNE 30, 1998

subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                     OPTIONS                 ESPP
                                                ------------------    ------------------
                                                1998   1997   1996    1998   1997   1996
                                                ----   ----   ----    ----   ----   ----
Expected life (years).........................  3.9    3.3    3.5     0.5    0.5    0.5
Expected stock price volatility...............   64%    60%    54%     64%    58%    58%
Risk-free interest rate.......................  5.7%   6.1%   5.5%    5.7%   5.3%   5.4%

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $20.59, $10.55 and $13.45 per share, respectively. The weighted average fair value of shares granted under the ESPP during fiscal 1998, 1997 and 1996 was $12.85, $7.62 and $9.71 per share, respectively.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the option's vesting period (for options) and the respective six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows:

                                                        1998           1997           1996
                                                    ------------    -----------    -----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported..................   $(144,599)      $(30,676)      $145,878
Net income (loss) -- pro forma....................   $(169,974)      $(41,194)      $134,737
Basic net income (loss) per share -- as
  reported........................................   $   (3.80)      $  (0.83)      $   4.32
Basic net income (loss) per share -- pro forma....   $   (4.47)      $  (1.12)      $   4.01
Diluted net income (loss) per share -- as
  reported........................................   $   (3.80)      $  (0.83)      $   3.95
Diluted net income (loss) per share -- pro
  forma...........................................   $   (4.47)      $  (1.12)      $   3.57

     FAS 123 is applicable only to awards granted subsequent to June 30, 1995. As a result, its pro forma effect will not be fully reflected until fiscal 1999.

NOTE M: PROFIT SHARING PLAN AND BENEFIT PLAN

     During fiscal 1995, the Company revised the profit sharing plan for its employees in North America. Distributions to employees by the Company are made quarterly based upon a percentage of base salary provided that a threshold level of the Company's financial and performance goals are met. Upon achievement of the threshold, the profit sharing is awarded based upon performance against certain corporate financial and operating goals. Prior to the Merger, OnTrak maintained a profit sharing plan whereby an aggregate amount of 5% of OnTrak's operating profits, as defined, were paid semi-annually. Subsequent to the Merger, the Company has one profit sharing plan. During fiscal 1998, the Company did not incur any profit sharing plan expense. Profit sharing plan expense for fiscal 1997 and 1996 was $176,000 and $14,783,000, respectively.

     The Company maintains a 401(k) retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute 2% to 15% of his or her annual salary to the plan, subject to statutory limitations. Prior to October 1, 1995, each participant could elect to contribute 2% to 20% of his or her annual salary to the plan, subject to statutory limitations. Beginning January 1, 1994, the Company began to match employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. Prior to the Merger, OnTrak maintained an employee savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code. The OnTrak plan allowed participants to contribute up to 14% of the total compensation that would otherwise be paid to them by OnTrak, not to exceed the maximum allowed by the applicable Internal Revenue Service guidelines. OnTrak matched 100% of the salary deferral contributions made by each participating employee, up to a maximum of 6% of total employee compensation. OnTrak's contributions were 25%, 50% and 100% vested after an employee's second, third and fourth years of service,

                                 JUNE 30, 1998

respectively. The Company match expense for fiscal 1998, 1997 and 1996 was $4,964,000, $5,205,000 and $4,213,000, respectively.

NOTE N: LICENSING/ROYALTY AGREEMENTS

     The Company receives royalty income from TEL under a licensing agreement signed in fiscal 1987, and extended in fiscal 1992 and 1996. For the years ended June 30, 1998, 1997 and 1996, the Company earned $1,336,000 $11,689,000 and
$20,713,000, respectively, of royalty income from TEL. The current royalty agreement, which was due to expire December 31, 1996, was renegotiated at a reduced royalty rate (5% to 1%), which went into effect January 1, 1997.

     The Company also receives royalty income from Sumitomo. Royalty income earned from Sumitomo for fiscal 1998, 1997 and 1996 amounted to $723,000, $973,000 and $2,101,000, respectively.

NOTE O: COMMITMENTS

     The Company leases its administrative, R&D, and manufacturing facilities, regional sales/service offices and certain equipment under noncancelable operating leases, which expire at various dates through 2020. Certain of the Company's labs and other equipment are also supplied under operating leases. All of the Company's facility leases for buildings located at its Fremont, California headquarters and certain operating leases provide the Company an option to extend the leases for additional periods. Certain of the Company's other facility leases provide for periodic rent increases based on the general rate of inflation.

     Future minimum lease payments for the years ended June 30 and in the aggregate under operating leases consist of the following:

                                                         (IN THOUSANDS)
                                                         --------------
1999...................................................     $ 38,589
2000...................................................       29,512
2001...................................................       20,000
2002...................................................       58,447
2003...................................................        8,765
Thereafter.............................................       35,684
                                                            --------
                                                            $190,997
                                                            ========

     During fiscal 1998, Company renegotiated its Synthetic Lease Agreement, relating to certain buildings at its Fremont campus, to obtain more favorable terms and to reduce the amount of the obligation. As part of the collateral restrictions of the Synthetic Lease Agreement, the Company is required to provide $44,402,000 as guaranteed residual at the end of the lease term.

     Total rental expense for all leases amounted to approximately $44,737,000, $46,728,000 and $36,079,000, for the years ended June 30, 1998, 1997 and 1996, respectively.

     The Company has subleased some of its buildings and is exploring subleasing others, and currently expects to receive income of approximately $1,977,000, $1,986,000, $1,983,000, $1,632,000 and $470,000 for the fiscal years 1999, 2000,
2001, 2002 and 2003, respectively, which will offset the above noted minimum lease payments.

     For the fiscal years ended June 30, 1998 and 1997, the Company received income totaling $1,752,000 and $405,000, respectively, on its subleased facilities.

                                 JUNE 30, 1998

NOTE P: INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                           1998       1997       1996
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Federal:
  Current..............................................  $(18,153)  $(20,064)  $ 65,107
  Deferred.............................................   (21,187)   (15,521)   (19,280)
                                                         --------   --------   --------
                                                          (39,340)   (35,585)    45,827
State:
  Current..............................................       362      2,474      7,192
  Deferred.............................................    (6,049)    (9,511)    (1,717)
                                                         --------   --------   --------
                                                           (5,687)    (7,037)     5,475
Foreign:
  Current..............................................     8,951     12,439     20,769
  Deferred.............................................     1,550         --     (1,550)
                                                         --------   --------   --------
                                                           10,501     12,439     19,219
                                                         --------   --------   --------
                                                         $(34,526)  $(30,183)  $ 70,521
                                                         ========   ========   ========

     Actual current tax liabilities are lower than reflected above for fiscal years 1997 and 1996 by $1,732,000 and $2,940,000, respectively, for the stock option deduction benefits recorded as a credit to stockholders' equity.

     Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of June 30, are as follows:

                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Accounting reserves and accruals deductible in different
     periods................................................  $ 63,937    $43,871
  Inventory valuation differences...........................    37,240     24,635
  Tax benefit carryforwards.................................    39,268     15,189
  Net undistributed profits of foreign subsidiaries.........     9,239      3,805
  Other.....................................................        --        466
                                                              --------    -------
Gross deferred tax assets...................................   149,684     87,966
Deferred tax liabilities:
  Temporary differences for capital assets..................    (8,594)    (8,534)
  Other.....................................................    (2,157)    (1,236)
                                                              --------    -------
Gross deferred tax liabilities..............................   (10,751)    (9,770)
                                                              --------    -------
Valuation allowance for deferred tax assets.................   (35,051)        --
                                                              --------    -------
Net deferred tax assets.....................................  $103,882    $78,196
                                                              ========    =======

     Approximately $5.9 million of the valuation allowance for deferred taxes is attributable to stock option deductions, the benefit of which will be credited to equity when realized.

     Realization of the Company's net deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

                                 JUNE 30, 1998

     At June 30, 1998, the Company has federal and state tax credit carryforwards of approximately $36.0 million, of which approximately $21.0 million will expire in varying amounts between 2000 and 2013. The remaining balance of $15.0 million of tax carryforwards may be carried forward indefinitely. A valuation allowance has been provided for a portion of the deferred tax assets related to the carryforwards.

     A reconciliation of income tax expense provided at the federal statutory rate (35% in 1998, 1997 and 1996) to income tax expense follows:

                                                        1998        1997       1996
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Income tax expense (benefit) computed at federal
  statutory rate....................................  $(62,694)   $(21,345)   $75,665
Tax credits.........................................    (5,459)     (5,316)      (203)
State income taxes, net of federal tax benefits
  (provision).......................................    (3,697)     (4,422)     3,777
Losses not benefited................................    35,051          --         --
Other...............................................     2,273         900     (8,718)
                                                      --------    --------    -------
                                                      $(34,526)   $(30,183)   $70,521
                                                      ========    ========    =======

     Income before income taxes from foreign operations for fiscal years 1998, 1997 and 1996 was $11,462,000, $31,621,000 and $42,216,000, respectively. In addition, the Company received royalty and other income from foreign sources of $2,059,000, $12,662,000 and $22,814,000, in fiscal years 1998, 1997 and 1996, respectively, which is subject to foreign tax withholding.

NOTE Q: RESTRUCTURINGS

     During the quarters ended March 31, 1998 and June 30, 1998, the Company announced plans to restructure its operations to focus more on its core etch and CMP product groups, and to exit its FPD and CVD operations. As a result of the restructurings, the Company reduced its global workforce by approximately 28% and downsized and consolidated its manufacturing operations and facilities. The Company recorded a total restructuring charge of $148,858,000 for severance compensation and benefits, the write-off of facilities, fixed assets and excess and obsolete inventory and other exit costs. Of the total restructuring charge, $31,933,000 relates to additional excess and obsolete inventory write-offs for the affected product lines and has therefore been classified as a component of cost of goods sold. At June 30, 1998, $48,443,000 of the charge remains accrued on the balance sheet and the Company has made $11,284,000 of cash payments, relating primarily to severance, benefits and rent. At June 30, 1998, the Company has approximately $46,000,000 of future cash payments relating to the restructurings. The Company anticipates that there will be further charges against the restructuring reserves established in fiscal 1998 during fiscal 1999, as the Company completes its restructuring program.

     Restructuring activity:

                                                               EXCESS AND
                              SEVERANCE AND   FACILITIES AND    OBSOLETE    OTHER EXIT
                                BENEFITS       FIXED ASSETS    INVENTORY      COSTS       TOTAL
                              -------------   --------------   ----------   ----------   --------
                                                        (IN THOUSANDS)
Restructuring provision.....     $40,317         $64,339        $31,933      $12,269     $148,858
Spending and charges........       9,766          48,859         31,933        9,857      100,415
                                 -------         -------        -------      -------     --------
Balance at June 30, 1998....     $30,551         $15,480        $     -      $ 2,412     $ 48,443
                                 =======         =======        =======      =======     ========

     During the first quarter of fiscal 1997, the Company restructured its operations by consolidating its previous business unit structure into a more centralized functional organization. As a result of the restructuring, and in response to industry and market conditions, the Company reduced its work force by approximately 11%. The Company recorded a restructuring charge of $9.0 million for costs related primarily to

                                 JUNE 30, 1998

severance compensation and consolidation of facilities. At June 30, 1998, $1.3 million remains in accrued liabilities, relating primarily to executive severance and remaining lease payments on unused facilities. As of June 30, 1998, the Company has made $6.7 million of cash payments relating to the 1997 restructuring.

NOTE R: RIGHTS PLAN

     On January 23, 1997, the Company adopted a Rights Plan. Pursuant to the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of Lam Common Stock, par value $0.001 per share ("Right"), of the Company held by stockholders of record as of the close of business on January 31, 1997. The Rights will expire on January 31, 2007, unless redeemed or exchanged. Under the Rights Plan, each Right initially will entitle the registered holder to buy one unit of a share of preferred stock for $250.00. The Rights will become exercisable only if a person or group (other than stockholders currently owning 15% of Lam's Common Stock) acquires beneficial ownership of 15 percent or more of Lam's Common Stock, or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Lam's Common Stock.

NOTE S: RELATED PARTY TRANSACTIONS

     Subsequent to June 30, 1998, the Company withdrew from a limited partnership ("the Partnership") and received a payment of $2.8 million for its portion of uninvested capital and retained by assignment an indirect interest in the Partnership investments as of the date of the Company's withdrawal. During fiscal 1997, the Company invested $4.0 million for a 32% interest in the Partnership. The Partnership was organized for the purpose of investing in emerging technology companies to seek income and gains to the Partnership. Three of the Company's directors are members of the limited liability company that is the general partner of the Partnership. The Company has accounted for its investment in the partnership under the equity method. Accordingly, the Company adjusted the recorded value of its investment for its share (32%) of the Partnership's net income or loss. The Company's portion of the Partnership's net income was not material for the fiscal years ended June 30, 1998 or 1997.

NOTE T: PURCHASED TECHNOLOGY FOR R&D

     During 1998, the Company purchased a non-exclusive, worldwide license from Trikon Technologies, Inc. ("Trikon") for its MORI source technology. The Company recorded a charge for the purchase of technology for R&D of $12.1 million for the license and for the purchase of a Trikon system to be utilized for R&D. The technology was acquired for R&D projects and its future uses are unknown at this time. An additional $5.0 million for the license will be due in fiscal 1999. Royalty payments not to exceed $1.0 million and $4.0 million, respectively, will be due in fiscal years 1999 and thereafter.

NOTE U: LITIGATION

     In October 1993, Varian brought suit against the Company in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as non-infringement of such patents by the Company's products. No trial date is currently scheduled. While litigation is subject to inherent uncertainties and no assurance can be given that Lam will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products, the Company believes that the Varian lawsuit will not have a material adverse effect on the Company's operating results or the Company's financial position.

     In addition, the Company is from time to time notified by various parties that it may be in violation of certain patents. In such cases, it is the Company's intention to seek negotiated licenses where it is considered

                                 JUNE 30, 1998

appropriate. The outcome of these matters will not, in management's opinion, have a material impact on the Company's consolidated financial position, operating results or cash flow statements.

NOTE V: SUBSEQUENT EVENT

     On September 14, 1998, the Company announced that its Board of Directors had authorized the repurchase, at management's discretion, of up to 368,000 shares of Lam Common Stock from the public market or in private purchases. The shares will be used to offset dilution caused by issuance in the near-term of shares under the ESPP. Subsequently, on September 15, 1998, the Company repurchased 368,000 shares of Lam Common Stock at prices between $10 5/16 and $10 13/16.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Lam Research Corporation
Fremont, California

     We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of OnTrak Systems, Inc. which reflect total assets constituting 6.7% for 1997 and 6.0% for 1996 of the related consolidated financial statement totals, and which reflect net income of approximately 7.2% of the related consolidated financial statement totals for the two year period ended June 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for OnTrak Systems, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
July 23, 1998
Except for the Note "Subsequent Event"
as to which this date is September 14, 1998

           REPORT OF INDEPENDENT ACCOUNTANTS FOR ONTRAK SYSTEMS, INC.

To the Board of Directors and Stockholders of OnTrak Systems, Inc.

     In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OnTrak Systems, Inc. and its subsidiaries (not presented separately herein) at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 24, 1997 except for Note 2
which is as of August 5, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAM RESEARCH CORPORATION

                                          By:      /s/ JAMES W. BAGLEY
                                            ------------------------------------
                                                      James W. Bagley,
                                                   Chairman of the Board

Dated: September 24, 1998

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Bagley and Mercedes Johnson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                     SIGNATURES                                   TITLE                     DATE
                     ----------                                   -----                     ----
                 /s/ JAMES W. BAGLEY                   Chairman, Chief Executive     September 24, 1998
-----------------------------------------------------  Officer
                   James W. Bagley

                /s/ MERCEDES JOHNSON                   Vice President, Finance and   September 24, 1998
-----------------------------------------------------  Chief Financial Officer
                  Mercedes Johnson                     (Principal Financial Officer
                                                       and Principal Accounting
                                                       Officer)

                /s/ DAVID G. ARSCOTT                   Director                      September 24, 1998
-----------------------------------------------------
                  David G. Arscott

              /s/ RICHARD J. ELKUS, JR.                Director                      September 24, 1998
-----------------------------------------------------
                Richard J. Elkus, Jr.

                /s/ ROGER D. EMERICK                   Director                      September 24, 1998
-----------------------------------------------------
                  Roger D. Emerick

                 /s/ JACK R. HARRIS                    Director                      September 24, 1998
-----------------------------------------------------
                   Jack R. Harris

                 /s/ GRANT M. INMAN                    Director                      September 24, 1998
-----------------------------------------------------
                   Grant M. Inman

                   /s/ OSAMU KANO                      Director                      September 24, 1998
-----------------------------------------------------
                     Osamu Kano

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                            LAM RESEARCH CORPORATION

                                                               ADDITIONS
                                                      ----------------------------
                                       BALANCE AT     CHARGED TO      CHARGED TO
                                      BEGINNING OF    COSTS AND     OTHER ACCOUNTS    DEDUCTIONS    BALANCE AT END
            DESCRIPTION                  PERIOD        EXPENSES        DESCRIBE        DESCRIBE       OF PERIOD
            -----------               ------------    ----------    --------------    ----------    --------------
               COL. A                    COL. B                  COL. C                 COL. D          COL. E
               ------                    ------                  ------                 ------          ------
YEAR ENDED JUNE 30, 1998
Deducted from asset accounts:
  Other allowance(1)................   $8,080,000                                      $841,000(5)    $7,239,000
  Allowance for doubtful accounts...   $2,377,000     $2,900,000                       $174,000(3)    $5,103,000

YEAR ENDED JUNE 30, 1997
Deducted from asset accounts:
  Other allowance(1)................   $        0     $6,550,000(2)   $1,530,000(4)    $      0       $8,080,000
  Allowance for doubtful accounts...   $2,063,000     $  738,000      $        0       $424,000(3)    $2,377,000

YEAR ENDED JUNE 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts...   $1,245,000     $  844,000      $        0       $ 26,000(3)    $2,063,000

---------------
(1) Included in the Balance Sheet under the caption "Other assets." Represents allowance relating to the write-off of certain at-risk receivables.

(2) Represents write-off of bad debt relating to certain at-risk receivables.

(3) Represents specific customer accounts written off.

(4) Represents related installation and warranty.

(5) Represents recovery of bad debt expense.

                            LAM RESEARCH CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                              DESCRIPTION
---------                            -----------
 3.1(7)      Certificate of Incorporation of the Registrant, as amended.
 3.2(13)     Amended and Restated By Laws of the Registrant, dated March
             24, 1997
 4.1(1)      Amended 1981 Incentive Stock Option Plan and Forms of Stock
             Option Agreements.
 4.2(1)      Amended 1984 Incentive Stock Option Plan and Forms of Stock
             Option Agreements.
 4.3(20)     Amended 1984 Employee Stock Purchase Plan and Form of
             Subscription Agreement.
 4.4(8)      Amended 1991 Stock Option Plan and Forms of Stock Option
             Agreements.
 4.5(10)     1996 Performance-Based Restricted Stock Plan.
 4.7(7)      Rights Agreement, dated as of January 23, 1997, between the
             Registrant and ChaseMellon Shareholder Service, L.L.C.,
             which includes Exhibit B thereto the Form of Right
             Certificate.
 4.8(16)     Stock Incentive Plan.
10.3(2)      Form of Indemnification Agreement.
10.7(3)      Roger D. Emerick Promissory Note and Deed of Trust.
10.12(4)     ECR Technology License Agreement and Rainbow Technology
             License Agreement by and between Registrant and Sumitomo
             Metal Industries, Ltd.
10.16(5)     License Agreement effective January 1, 1992 between the
             Registrant and Tokyo Electron Limited.
10.19(6)     Deferred Compensation Agreement with Roger D. Emerick.
10.27(7)     Receivables Purchase Agreement between Lam Research
             Corporation and ABN AMRO Bank N.V., Tokyo Branch.
10.28(7)     Guaranty of Supplemental Receivables Purchase Agreement
             between Lam Research Corporation and ABN AMRO Bank N.V.,
             Tokyo Branch dated June 28, 1995.
10.29(8)     Credit Agreement Between Lam Research Corporation and ABN
             AMRO Bank N. V., as agent for a syndicate of banks, dated
             December 20, 1995.
10.30(9)     Lease Agreement Between Lam Research Corporation and the
             Industrial Bank of Japan, Limited dated March 27, 1996.
10.31(10)    Term Loan Agreement between The Sakura Bank and Lam Research
             Co., Ltd. dated June 26, 1996.
10.32(10)    The Continuing Guaranty between The Sakura Bank Ltd. and Lam
             Research Corporation dated June 26, 1996.
10.33(11)    Employment contract for Roger D. Emerick, effective July 1,
             1996.
10.34(12)    Agreement between Registrant and Henk J. Evenhuis, dated
             January 21, 1997.
10.35(14)    Agreement and Plan of Merger by and among Lam Research
             Corporation, Omega Acquisition Corporation and OnTrak
             Systems, Inc. dated as of March 24, 1997.
10.37(15)    Second Amendment to Credit Agreement between Lam Research
             Corporation and ABN AMRO Bank N.V., San Francisco
             International Branch dated March 30, 1997.
10.38(15)    Consent and Waiver Agreement between Lam Research
             Corporation and IBJTC Leasing Corporation-BSC, The
             Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A.,
             The Bank of Nova Scotia and the Nippon Credit Bank, LTD.
             dated March 28, 1997.

 EXHIBIT
 NUMBER                              DESCRIPTION
---------                            -----------
10.39(15)    Waiver Agreement between Lam Research Co., Ltd. and The
             Sakura Bank dated March 30, 1997.
10.40(15)    Amendment to Continuing Guaranty between Lam Research
             Corporation and The Sakura Bank dated March 30, 1997.
10.41(16)    Employment Agreement for James W. Bagley, dated July 1,
             1997.
10.42(16)    Employment agreement for Stephen G. Newberry, dated August
             5, 1997.
10.43(16)    Addendum to Roger D. Emerick Employment contract, dated June
             26, 1997.
10.44(17)    Consent and Waiver Agreement among Lam Research Corporation,
             IBJTC Leasing Corporation -- BSC and Participants dated
             October 7, 1997.
10.45(17)    Third Amendment to Credit Agreement among Lam Research
             Corporation, ABN AMRO Bank, as agent, and a syndicate of
             lenders, dated October 7, 1997.
10.46(19)    Receivables Purchase Agreement between Lam Research Co.,
             LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated December
             26, 1997.
10.47(19)    Third Amendment to Term Loan between Lam Research Co., Ltd., and The Sakura Bank, dated December 19, 1997.
10.48(19)    Second Amendment to Continuing Guaranty between Lam Research
             Corporation and The Sakura Bank, dated December 19, 1997.
10.49(19)    Guaranty to the Receivables Purchase Agreement between Lam
             Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch,
             dated December 26, 1997.
10.50(21)    License Agreement between Lam Research Corporation and
             Trikon Technologies, Inc., dated March 18, 1998.
10.51(21)    Loan Agreement between Lam Research Corporation and The
             Industrial Bank of Japan, Limited, dated March 30, 1998.
10.52        Credit Agreement between Lam Research Corporation and
             Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V.,
             San Francisco Branch, dated April 13, 1998.
10.53        First Amendment to Credit Agreement between Lam Research
             Corporation and ABN AMRO Bank N.V., San Francisco Branch,
             dated August 10, 1998.
10.54(18)    Indenture by and between the Company and LaSalle National
             Bank dated as of August 15, 1997.
10.55(18)    Registration Rights Agreement by and between the Company and
             Deutsche Morgan Grenfeld Inc., ABN AMRO Rothschild, and
             Lombard Odier International Underwriters Limited, dated as of August 15, 1997.
10.56        Amended and Restated Roger D. Emerick Promissory Note and
             Deed of Trust dated April 8, 1998.
10.57        Waiver Agreement between Lam Research Co., Ltd. and Sukura
             Bank Limited, dated July 20, 1998.
21           Subsidiaries of the Registrant.
23           Consent of Ernst & Young LLP, Independent Auditors.

 EXHIBIT
 NUMBER                              DESCRIPTION
---------                            -----------
23.1         Consent of PricewaterhouseCoopers LLP Independent
             Accountants.
24           Power of Attorney (see page 17).
27           Financial Data Schedule.
27.1         Restated Financial Data Schedule.

---------------
 (1) Incorporated by reference to Post Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-8 (No. 33-32160) filed with the Securities and Exchange Commission on May 10, 1990.

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

 (3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

 (4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1989.

 (5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

 (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

 (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 (8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

 (9) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(10) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(13) Incorporated by reference to Registrant's Report on Form 8-K dated February 4, 1997.

(14) Incorporated by reference to Registrant's Report on Form 8-K dated March 31, 1997.

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(17) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(18) Incorporated by reference to Registrant's Report on Form S-3 dated October 31, 1997.

(19) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(20) Incorporated by reference to Registrant's Report on Form S-8 dated January 30, 1998.

(21) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.