Form 10-Q
period 1998-09-30
LAM RESEARCH CORP
filed 1998-11-12
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1998


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                            94-2634797
------------------------------                            ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                          94538
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES X    NO____

As of September 30, 1998 there were 38,747,958 shares of Registrant's Common Stock outstanding.

                                      INDEX


                                                                                 Page
                                                                                  No.
                                                                                 ----
PART I.    FINANCIAL INFORMATION ...............................................   3


Item 1.    Financial Statements (unaudited).....................................   3

                               Condensed Consolidated Balance Sheets............   3
                               Condensed Consolidated Statements of Operations..   4
                               Condensed Consolidated Statements of Cash Flows..   5
                               Notes to Condensed Consolidated Financial
                                          Statements............................   6


Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................   9

                               Results of Operations............................   9
                               Liquidity and Capital Resources..................  13
                               Risk Factors.....................................  13

Item 3.    Quantitative and Qualitative Disclosure about Market Risk............  19


PART II.   OTHER INFORMATION....................................................  19

Item 1.    Legal Proceedings....................................................  19

Item 6.    Exhibits and Reports on Form 8-K.....................................  20


ITEM 1.            FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                               September 30,
                                                                                  1998            June 30,
                                                                               (unaudited)          1998
                                                                               -----------      -----------
Assets

Cash and cash equivalents                                                      $   129,841      $    13,509
Short-term investments                                                             209,999          383,647
Accounts receivable, net                                                           152,575          176,029
Inventories                                                                        214,233          220,610
Prepaid expenses and other assets                                                   41,283           25,809
Deferred income taxes                                                               77,485           77,485
                                                                               -----------      -----------
                   Total Current Assets                                            825,416          897,089

Equipment and leasehold improvements, net                                          137,530          144,252
Restricted cash                                                                     51,357           51,357
Other assets                                                                        55,735           58,074
                                                                               -----------      -----------
                   Total Assets                                                $ 1,070,038      $ 1,150,772
                                                                               ===========      ===========

Liabilities and Stockholders' Equity

Trade accounts payable                                                         $    54,330      $    67,703
Accrued expenses and other
   current liabilities                                                             172,116          208,442
Current portion of long-term debt and
   capital lease obligations                                                        16,863           17,364
                                                                               -----------      -----------
                   Total Current Liabilities                                       243,309          293,509

Long-term debt and capital lease
   obligations, less current portion                                               331,645          334,174
                                                                               -----------      -----------
                   Total Liabilities                                               574,954          627,683
Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock at par value of $0.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 38,748 shares at September 30,
   1998 and 38,267 shares at June 30, 1998                                              39               38
Additional paid-in capital                                                         380,782          381,011
Accumulated other comprehensive income (loss)                                         (710)             295
Retained earnings                                                                  114,973          141,745
                                                                               -----------      -----------
                   Total Stockholders' Equity                                      495,084          523,089
                                                                               -----------      -----------
                                                                               $ 1,070,038      $ 1,150,772
                                                                               ===========      ===========

--------------------

See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                             Three Months Ended
                                          ------------------------
                                                 September 30,
                                          ------------------------
                                             1998           1997
                                          ---------      ---------
Net sales                                 $ 142,137      $ 289,392
Royalty income                                   62            534
                                          ---------      ---------
             Total revenue                  142,199        289,926

Costs and expenses:
  Cost of goods sold                         92,043        176,940
  Research and development                   35,114         54,177
  Selling, general and administrative        41,836         53,204
  Merger costs                                   --         17,685
                                          ---------      ---------
       Operating loss                       (26,794)       (12,080)

Other (income) expense, net                     (22)           798
                                          ---------      ---------
Loss before income taxes                    (26,772)       (12,878)
Income tax benefit                               --            706
                                          ---------      ---------
Net loss                                  $ (26,772)     $ (12,172)
                                          =========      =========

Net loss per share
             Basic                        $   (0.70)     $   (0.32)
                                          =========      =========

             Diluted                      $   (0.70)     $   (0.32)
                                          =========      =========

Number of shares used in
  per share calculations
             Basic                           38,400         37,600
                                          =========      =========

             Diluted                         38,400         37,600
                                          =========      =========



See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    Three Months Ended
                                                ----------------------------
                                                September 30,    September 30,
                                                    1998             1997
                                                -----------      -----------

Cash flows from operating activities:

  Net loss                                      $   (26,772)     $   (12,172)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                      15,013           15,148
  Deferred taxes                                       (724)              --
  Change in certain working capital
    accounts                                        (36,915)          16,070
                                                -----------      -----------
Net cash provided by (used in) operating
  activities                                        (49,398)          19,046

Cash flows from investing activities:

  Capital expenditures, net                          (6,268)         (13,091)
  Purchase of short-term investments               (874,693)      (4,559,637)
  Sale/maturities of short-term investments       1,048,341        4,157,485
  Other                                               2,613           (1,232)
                                                -----------      -----------
Net cash provided by (used in)
  investing activities                              169,993         (416,475)
                                                -----------      -----------

Cash flows from financing activities:

  Repayments of borrowings under
    line of credit                                       --          (35,000)
  Common stock repurchase                            (3,937)
  Sale of stock, net of issuance
    costs                                             3,709            9,275
  Net proceeds from issuance of
    long-term debt                                       --          301,000
  Principal payments on long-term debt
    and capital lease obligations                    (3,030)          (4,074)
  Foreign currency translation adjustment            (1,005)             (42)
                                                -----------      -----------
Net cash provided by (used in) financing
  activities                                         (4,263)         271,159
                                                -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                                  116,332         (126,270)

Cash and cash equivalents at beginning
  of period                                          13,509          140,872
                                                -----------      -----------
Cash and cash equivalents at end of
  period                                        $   129,841      $    14,602
                                                ===========      ===========



See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 30, 1998, which are included in the Annual Report on Form 10-K, File number 0-12933.


NOTE B -- INVENTORIES

           Inventories consist of the following:

                                                   Sept. 30,            June 30,
(in thousands)                                         1998                 1998
                                                   --------             --------
Raw materials                                      $156,460             $147,794
Work-in-process                                      41,789               52,374
Finished goods                                       15,984               20,442
                                                   --------             --------
                                                   $214,233             $220,610
                                                   ========             ========

NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Equipment and leasehold improvements consist of the following:

                                                   Sept. 30,          June 30,
(in thousands)                                       1998               1998
                                                   ---------          ---------

Equipment                                          $ 136,763          $ 139,358
Furniture & fixtures                                  62,184             60,353
Leasehold improvements                                99,445             95,075
                                                   ---------          ---------
                                                     298,392            294,786

Accumulated depreciation and
  amortization                                      (160,862)          (150,534)
                                                   ---------          ---------
                                                   $ 137,530          $ 144,252
                                                   =========          =========

NOTE D --  OTHER (INCOME) EXPENSE, NET

           The significant components of other (income) expense, net are as follows:

                                                        Three Months Ended
(in thousands)                                             September 30,
                                                   -----------------------------
                                                      1998                 1997
                                                   -------              -------
Interest expense                                   $ 4,871              $ 2,715
Interest income                                     (5,932)              (3,199)
Other                                                1,039                1,282
                                                   -------              -------
                                                   $   (22)             $   798
                                                   =======              =======


NOTE E --  NET LOSS PER SHARE

           All net loss amounts for all periods have been presented and, where necessary, restated to conform to the FAS 128 requirements. Basic net loss per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. The assumed conversion of the convertible subordinated notes to potential common shares were excluded from the diluted earnings per share because their effect was antidilutive. Options were outstanding during the three month periods ended September 30, 1998 and September 30, 1997, respectively, but were excluded from the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive. The Company's basic and diluted net loss per share, as calculated according to FAS 128, are as follows:


                                                          Three Months Ended September 30,
                                                          --------------------------------
(in thousands, except per share data)                          1998          1997
                                                             --------      --------
Numerator:
   Numerator for basic net loss per share                    $(26,772)     $(12,172)
                                                             --------      --------
   Numerator for diluted net loss per share                  $(26,772)     $(12,172)
                                                             --------      --------

Denominator:
   Basic net loss per share - average shares outstanding       38,400        37,600
                                                             --------      --------
   Diluted net loss per share -
   average shares outstanding and assumed
   conversions                                                 38,400        37,600
                                                             --------      --------
Basic net loss per share                                     $  (0.70)     $  (0.32)
                                                             ========      ========
Diluted net loss per share                                   $  (0.70)     $  (0.32)
                                                             ========      ========


NOTE F -- COMPREHENSIVE LOSS

           As of July 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of this statement had no impact on the Company's net loss or stockholders' equity. FAS 130 requires that unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments are to be included in other comprehensive loss. Prior to adoption, unrealized gains and losses and foreign currency translation adjustments were reported as a component of stockholder's equity.

The components of comprehensive loss, net of tax, are as follows:

                                               Three Months Ended
(in thousands)                                   September 30,
--------------                              ----------------------

                                                1998          1997
                                            --------      --------
Net loss                                    $(26,772)     $(12,172)

Foreign currency translation adjustment       (1,005)          (42)
                                            --------      --------
Comprehensive loss                          $(27,777)     $(12,214)
                                            ========      ========


           Accumulated other comprehensive income (loss) presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment.

NOTE G -- RESTRUCTURING

           During the quarters ended March 31, 1998 and June 30, 1998, the Company announced plans to restructure its operations to focus more on its core etch and Chemical Mechanical Planarization ("CMP") product groups, and to exit its Flat Panel Display ("FPD") and Chemical Vapor Deposition ("CVD") operations. As a result of the restructurings, the Company reduced its global workforce by approximately 28% and downsized and consolidated its manufacturing operations and facilities. The Company recorded a total restructuring charge of $148.9 million for severance compensation and benefits, the write-off of facilities, fixed assets and excess and obsolete inventory and other exit costs. At September 30, 1998, $30.2 million of the charge remains accrued on the balance sheet. During the quarter ended September 30, 1998 the Company made approximately $17 million of cash payments, relating primarily to severance, benefits and rent on unoccupied facilities. At September 30, 1998, the Company has approximately $28 million of future cash payments relating to the restructurings. There will be further charges against the restructuring reserves established in fiscal 1998 during fiscal 1999, as the Company completes this restructuring program.

Restructuring activity:

                                                      Facilities
                                      Severance          and            Excess and        Other
                                         and            Fixed           Obsolete          Exit
(in thousands)                        Benefits          Assets          Inventory         Costs             Total
                                      --------         --------         --------         --------         --------
Restructuring provision               $ 40,317         $ 64,339         $ 31,933         $ 12,269         $148,858
Spending and charges                     9,766           48,859           31,933            9,857          100,415
                                      --------         --------         --------         --------         --------
Balance at June 30, 1998              $ 30,551         $ 15,480         $     --         $  2,412         $ 48,443
Spending and charges                    17,312              911               --               --           18,223
                                      --------         --------         --------         --------         --------
Balance at September 30, 1998         $ 13,239         $ 14,569         $     --         $  2,412         $ 30,220
                                      ========         ========         ========         ========         ========

NOTE H -- DEBT

           During the quarter ended September 30, 1998, the Company renegotiated a replacement facility for a yen 1.7 billion yen-denominated loan. Principal payments on the new facility are due annually on September 30 through September 30, 2001. The new facility was renegotiated at terms which were more favorable than the previous yen-denominated loan.

NOTE I --   LITIGATION

           See Part II, item 1 for discussion of litigation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, management's plans and objectives for current and future operations of the Company, the effects of the Company's on-going reorganization and consolidation of operations and facilities, the ability of the Company to complete contemplated reorganizations or consolidations on time or within anticipated costs, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's last filed Annual Report on the Form 10-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 9 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the quarter ended September 30, 1998.

Results of Operations

           Net sales for the first quarter of fiscal 1999 decreased 51% compared to the first quarter of fiscal 1998. The Company experienced decreased revenues for all of its product lines. Total foreign sales represented 42% of total revenue during the first quarter of fiscal 1999 compared to 51% of total revenue for the year-ago period. Revenue from the Asia Pacific and Japan regions decreased to 15% and 6%, respectively, of total revenue during the first quarter of fiscal 1999 from 31% and 9%, respectively of total revenue during the first quarter of fiscal 1998. Revenue from the North America and Europe regions increased to 58% and 21%, respectively, of total revenue during the first quarter of fiscal 1999 from 49% and 11%, respectively, of total revenue during the first quarter of fiscal 1998. The semiconductor industry is currently experiencing a severe worldwide slowdown in equipment demand which was and continues to be brought on by depressed DRAM pricing, production overcapacity as well as uncertainty in the worldwide financial markets. The Company anticipates that net sales will decrease, compared to the quarter ended September 30, 1998, for the remainder of calendar 1998.

           In response to the continued decline in net sales, and as part of a restructuring plan, the Company commenced a reduction of its work force in November 1998. In addition, Management anticipates that as part of the restructuring plan it will consolidate facilities. The Company has not yet finalized its restructuring plan and therefore, it cannot quantify the associated costs at this time. The Company will record a restructuring charge during the fiscal quarter ending December 1998.

           Royalty income decreased 88% from the year-ago period. The Company expects that royalty income will remain relatively flat for the remainder of the fiscal year. The reduction in royalty income is a result of the slowdown in equipment sales in the Japan region.

           Gross margin percentage declined to 35.3% in the first quarter of fiscal 1999 compared with 39.0% for the year-ago period. The lower overall gross margin percentage is primarily a result of excess manufacturing capacity which is a result of the Company's lower volume of sales.

           Research and development ("R&D") expenses for the quarter ended September 30, 1998 were 35.2% lower than the year-ago period. As a percentage of total revenue R&D expenses increased to 24.7% of total revenue for the quarter ended September 30, 1998 compared to 18.7% of total revenue for the quarter ended September 30, 1997. The decrease in R&D expenses is a result of the Company's efforts to exit from its FPD and CVD operations and to focus more on its core etch and CMP product groups.

           Selling, general and administrative ("SG&A") expenses decreased 21.4% during the first quarter of fiscal 1999 compared to the year-ago period. The decrease in SG&A expenses is a result of the Company's restructurings in fiscal 1998. The Company continues to monitor closely its expenditures and capital spending relative to revenue levels.

           During the first quarter of fiscal 1998, the Company recorded costs of $17.7 million related to the merger with OnTrak Systems, Inc. ("OnTrak"). Such expenses relate to investment advisory fees, legal and accounting fees, financial printing costs and other merger-related costs.

           Other income increased $0.8 million during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. During the first quarter of fiscal 1998, the Company issued $310.0 million of convertible subordinated notes ("the Notes") bearing interest at 5% which are due to mature on September 1, 2002. During the first quarter of fiscal 1999, the Company's rate of return on its investments exceeded the interest rate it pays on the Notes.

           Due to the Company's significant tax loss and credit carryovers, Lam did not record any tax benefit during the first quarter of fiscal 1999.

           During the quarters ended March 31, 1998 and June 30, 1998, the Company announced plans to restructure its operations to focus more on its core etch and CMP product groups, and to exit its FPD and Chemical Vapor Deposition ("CVD") operations. As a result of the restructurings, Lam reduced its global workforce by approximately 28% and downsized and consolidated its manufacturing operations and facilities. The Company recorded a total restructuring charge of $148.9 million for severance compensation and benefits, the write-off of facilities, fixed assets and excess and obsolete inventory and other exit costs. At September 30, 1998, $30.2 million of the charge remains accrued on the balance sheet. During the quarter ended September 30, 1998, the Company made approximately $17 million of cash payments, relating primarily to severance, benefits and rent on unoccupied facilities. At September 30, 1998 the Company has approximately $28 million of future cash payments relating to the restructurings. There will be further charges against the restructuring reserves established in fiscal 1998 during fiscal 1999, as the Company completes its restructuring program.

           The Company has established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. Lam expects to be able to meet related legal requirements by January 1, 1999, and through the transition period. Lam does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of its operations.

           The Company relies heavily on its existing application software and operating systems. The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for the Company: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company has assembled a task force to review and assess internal software, data management, accounting and manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. These review and corrective measures are intended to encompass all significant categories of systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company is also working with its significant suppliers of products and systems to assure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are Year 2000 compliant. With respect to compliance of the products the Company supplies to its customers, the Company intends to adhere to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of US semiconductor manufacturers. The Company's compliance efforts are substantially complete, and the Company currently expects that its review, corrective measures and contingency planning (where necessary) will be complete by the end of fiscal 1999, with the goal of resolving all material internal programs and systems prior to the Year 2000 date transition.

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

           The Company believes that its Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses, and does not include potential costs related to actual customer claims, or the cost of internal software and hardware replaced in the normal course of business (whose installation otherwise in the normal course of business may be accelerated to provide solutions to Year 2000 compliance issues).

Liquidity and Capital Resources

           As of September 30, 1998, the Company had $391.2 million in cash, cash equivalents, short-term investments and restricted cash, compared with $448.5 million at June 30, 1998. The Company has a total of $100.0 million available under a syndicated bank line of credit which is due to expire in April 2001. Borrowings under the line of credit bear interest at the bank's prime rate or 0.55% to 0.95% over London Interbank Offered Rate.

           Net cash used in operating activities was $49.4 million for the three months ended September 30, 1998. The Company used $36.9 million of working capital. Cash payouts relating to the fiscal 1998 restructurings were approximately $17 million. Decreases in accounts payable, accrued liabilities and increases in prepaid expenses were offset by decreases in accounts receivables and inventory resulting in a use of cash of $19.9 million. Cash provided by investing activities was $170.0 million, which was primarily from the net sales of short-term investments. Capital expenditures, net of retirements, for the three month period ended September 30, 1998 were $6.3 million. The Company used $4.3 million in financing activities primarily from the principal payments of long-term debt and capital lease obligations of $3.0 million. During the quarter ended September 30, 1998, the Company used $3.9 million for the repurchase of common stock which was offset by the sale of common stock.

           The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the first quarter of fiscal 1999 are considered adequate to support current levels of operations for at least the next twelve months.

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

           The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems. The Company's systems can range in price from approximately $150,000 to over $2.5 million per unit. The sale of fewer systems than anticipated in any quarter may have a substantial negative impact on the Company's operating results for the quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders are not received in time to enable shipment during such quarter, if anticipated shipments are delayed or canceled by one or more customers, or if shipments are delayed due to procurement shortages or manufacturing difficulties. Further, as a result of the continuing consolidation of manufacturing operations and capacity at the Company's Fremont, California facility, natural, physical or other events affecting the facility, including labor disruptions, could adversely impact the Company's operations and revenue.

           Volatility in the Semiconductor Equipment Industry

           The business of the Company depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. During the past nine months the semiconductor industry has been experiencing a severe slowdown of product demand and extreme volatility in product pricing. This slowdown and volatility has caused the semiconductor industry to reduce or delay significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility is expected to continue throughout fiscal 1999. As previously announced, these conditions have adversely affected and will continue to affect materially the Company's aggregate bookings, revenues and operating results. Even during periods of reduced revenues, in order to remain competitive the Company will continue to invest in R&D and to maintain extensive ongoing worldwide customer service and support capabilities, which could adversely affect its financial results.

           Dependence on New Products and Processes; Rapid Technological Change

           Rapid technological changes in semiconductor manufacturing processes subject the semiconductor equipment industry to increased pressure to maintain technological parity with deep submicron process technology. The Company believes that its future success will depend in part upon its ability to develop, manufacture and introduce successfully new products and product lines with improved capabilities and to continue to enhance existing products. Due to the risks inherent in transitioning to new products, the Company will be required to forecast accurately demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses may result. In the past, the Company has experienced some delays, as well as reliability and quality problems, in connection with product introductions. There can be no assurance that the Company will successfully develop and manufacture new products, or that new products introduced by it will be accepted in the marketplace. If Lam does not successfully introduce new products, the Company's results from operations will be materially adversely affected.

           The Company expects to continue to make significant investments in R&D and to explore joint development relationships with other members of the industry. The Company must manage product transitions or joint development relationships successfully, as introduction of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to existing products which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the marketing and selling of advanced processes or equipment to customers with whom it has formed strategic alliances, selling of its existing products to those customers could be adversely affected. In addition, in connection with the development of the Company's new products, the Company will invest in high levels of preproduction inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could have an adverse effect on its financial results.

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

           Dependence Upon Key Suppliers and Key Distributors

           Certain of the components and subassemblies included in the products of the Company are obtained from a single supplier or a limited group of suppliers. The Company's key suppliers include Bullen Ultrasonics, Inc., which supplies electrodes, Edwards High Vacuum Inc., Lam's supplier of chillers, and Advanced Energy Industries, Lam's RF generator supplier. The Company purchases in excess of $500,000 of supplies on a monthly basis from these suppliers. Each of these suppliers has a one year blanket purchase contract under which Lam may issue purchase orders. These contracts may be renewed periodically. Each of these suppliers has sold products to Lam during at least the last four years, and there is no reason to expect that these contracts will not continue to be renewed in the future or otherwise replaced with competent alternative source suppliers. Management believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

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

           International Sales

           International sales accounted for 42% and 51%, respectively, of net revenues for the first quarter of fiscal 1999 and 1998, and 55%, 57% and 63%, respectively, of net revenues for fiscal years 1998, 1997 and 1996. Historically, sales to the Asia regions have accounted for a substantial portion of international sales. Recent banking and currency problems in the Asia regions have had and will continue to have a significant adverse impact on the Company's revenue and operations, including specifically revenues and operations for fiscal 1999.

           Sales of products currently are denominated in United States dollars. In Korea, devaluation of the Won and difficulties by customers in obtaining credit have curtailed semiconductor equipment investment and have led to cancellation or delay of orders by the Company's customers, and are likely to continue to do so in fiscal 1999.

           In Japan, the Company's sales are denominated in Japanese Yen. A weakening of the value of the Japanese Yen as compared to the U.S. dollar could negatively impact operating margins. Currently, the Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on yen-denominated assets and liabilities and will continue to enter into such hedging transactions in the future.

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

           Potential Volatility of Common Stock Price

           The market price for Lam Common Stock has been volatile and it could continue to be subject to significant fluctuations in response to market or industry conditions generally, or specific variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, disruptions with key customers or the occurrence of political, economic or environmental events globally or in key sales regions. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Recent fluctuations affecting Lam Common Stock have been tied in part to the Asian and Russian financial crisis and the price of and market for semiconductors. Broad market fluctuations, as well as economic conditions generally in the semiconductor industry, may adversely affect the market price of Lam Common Stock.

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

           Year 2000 Compliance

           See discussion in Management Discussion and Analysis of Financial Condition and Results of Operation on page 11 to 13.

           Restructurings and Consolidation of Operations

           The Company substantially restructured and consolidated its operations during the quarters ended March 31, 1998 and June 30, 1998. Implementation of these restructurings and consolidations involves several risks, including that of simplifying and modifying its product line offerings (which will increase its dependence on fewer products and potentially reduce overall sales).

           Although the Company believes that the actions it is taking and contemplates taking in connection with the restructurings and consolidations, including the reduction in workforce, the consolidation of manufacturing operations and the exiting from FPD and CVD operations, should help more closely align Lam with its business outlook, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs, or can be accomplished at specific or optimum values or on time or as intended. In addition, there can be no assurance that the size of the restructuring charge will not exceed current estimates. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the restructurings and consolidations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

           For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

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

           In addition, the Company is from time to time notified by various parties that its products may be in violation of certain patents. In such cases, it is the Company's intention to seek negotiated licenses where it is considered appropriate. The outcome of these matters will not, in management's opinion, have a material impact on the Company's consolidated financial position, operating results or cash flow statements.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit 10.58 Loan Agreement between Lam Research Co., LTD and ABN
                         AMRO Bank N.V., dated September 30, 1998.

           Exhibit 10.59 Guaranty to Loan Agreement between Lam Research Co.,
                         LTD and ABN AMRO Bank N.V., dated September 30, 1998.

           Exhibit 10.60 Second Addendum to Employment Agreement between Lam
                         Research Corporation and Roger D. Emerick, effective
                         September 1, 1998.

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

Date: November 12, 1998


                                        LAM RESEARCH CORPORATION



                                        By:/s/ Mercedes Johnson
                                           ---------------------------------
                                           Mercedes Johnson, Vice President,
                                           Finance & Chief Financial Officer

                                  EXHIBIT INDEX

           Exhibit 10.58 Loan Agreement between Lam Research Co., LTD and ABN
                         AMRO Bank N.V., dated September 30, 1998.

           Exhibit 10.59 Guaranty to Loan Agreement between Lam Research Co.,
                         LTD and ABN AMRO Bank N.V., dated September 30, 1998.

           Exhibit 10.60 Second Addendum to Employment Agreement between Lam
                         Research Corporation and Roger D. Emerick, effective
                         September 1, 1998.

           Exhibit 27    Financial Data Schedule