Form 10-Q
period 1998-12-31
LAM RESEARCH CORP
filed 1999-02-11
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED DECEMBER 31, 1998


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant, as specified in its charter)


        DELAWARE                                             94-2634797
------------------------------                         ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                         94538
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (510) 659-0200


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X      NO
                                   ----       ----

As of December 31, 1998 there were 38,404,364 shares of Registrant's Common Stock outstanding.

                                      INDEX



                                                                        Page
                                                                         No.
                                                                        ----
PART I.  FINANCIAL INFORMATION ..........................................3


Item 1.  Financial Statements (unaudited) ...............................3

               Condensed Consolidated Balance Sheets ....................3
               Condensed Consolidated Statements of Operations ..........4
               Condensed Consolidated Statements of Cash Flows ..........5
               Notes to Condensed Consolidated Financial Statements .....6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................9

               Results of Operations ....................................10
               Liquidity and Capital Resources ..........................15
               Risk Factors............................................. 15

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk ...........................................................21

PART II. OTHER INFORMATION ..............................................22

Item 1.  Legal Proceedings ..............................................22

Item 4.  Submission of Matters to Vote of Security Holders ..............22

Item 6.  Exhibits and Reports on Form 8-K ...............................23

ITEM 1.       FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                      December 31,
                                                                                          1998                  June 30,
                                                                                       (unaudited)                1998
                                                                                       -----------             -----------
Assets
Cash and cash equivalents                                                              $    44,000             $    13,509
Short-term investments                                                                     267,510                 383,647
Accounts receivable, net                                                                   141,421                 176,029
Inventories                                                                                191,254                 220,610
Prepaid expenses and other assets                                                           43,639                  25,809
Deferred income taxes                                                                       77,485                  77,485
                                                                                       -----------             -----------
              Total Current Assets                                                         765,309                 897,089

Equipment and leasehold improvements, net                                                  107,912                 144,252
Restricted cash                                                                             51,357                  51,357
Other assets                                                                                55,088                  58,074
                                                                                       -----------             -----------
                                                                                       $   979,666             $ 1,150,772
                                                                                       ===========             ===========

Liabilities and Stockholders' Equity

Trade accounts payable                                                                 $    31,214             $    67,703
Accrued expenses and other current liabilities                                             186,031                 208,442
Current portion of long-term debt and capital lease obligations                             11,925                  17,364
                                                                                       -----------             -----------
              Total Current Liabilities                                                    229,170                 293,509

Long-term debt and capital lease obligations, less current portion                         337,486                 334,174
                                                                                       -----------             -----------
              Total Liabilities                                                            566,656                 627,683
Preferred stock:  5,000 shares authorized; none outstanding
Common Stock, at par value of $0.001 per share Authorized -- 90,000 shares;
   issued and outstanding 38,404 shares at December 31, 1998 and 38,267 shares
   at June 30, 1998                                                                             38                      38
Additional paid-in capital                                                                 381,033                 381,011
Accumulated other comprehensive income (loss)                                                 (268)                    295
Retained earnings                                                                           32,207                 141,745
                                                                                       -----------             -----------
              Total Stockholders' Equity                                                   413,010                 523,089
                                                                                       -----------             -----------
                                                                                       $   979,666             $ 1,150,772
                                                                                       ===========             ===========


------------------------


See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                 Three Months Ended              Six Months Ended
                                            --------------------------       --------------------------
                                                    December 31,                     December 31,
                                            --------------------------       --------------------------
                                               1998             1997            1998             1997
                                            ---------        ---------       ---------        ---------
Total revenue                               $ 141,895        $ 292,056       $ 284,094        $ 581,982

Costs and expenses:
  Cost of goods sold                           94,803          178,960         186,846          355,900
  Research and development                     33,992           54,474          69,106          108,651
  Selling, general and administrative          37,578           53,455          79,414          106,659
  Restructuring charge                         53,372               --          53,372               --
  Purchased technology for
     research and development                   5,000               --           5,000               --
  Merger costs                                     --               --              --           17,685
                                            ---------        ---------       ---------        ---------

Operating income (loss)                       (82,850)           5,167        (109,644)          (6,913)

Other (income) expense, net                       (84)             466            (106)           1,264
                                            ---------        ---------       ---------        ---------

Income (loss) before taxes                    (82,766)           4,701        (109,538)          (8,177)
Income taxes                                       --            1,176              --              470
                                            ---------        ---------       ---------        ---------

Net income (loss)                           $ (82,766)       $   3,525       $(109,538)       $  (8,647)
                                            =========        =========       =========        =========

Net income (loss) per share
                Basic                       $   (2.16)       $    0.09       $   (2.85)       $   (0.23)
                                            =========        =========       =========        =========
                Diluted                     $   (2.16)       $    0.09       $   (2.85)       $   (0.23)
                                            =========        =========       =========        =========

Number of shares used in
  per share calculations
                Basic                          38,400           38,000          38,400           37,800
                                            =========        =========       =========        =========
                Diluted                        38,400           38,600          38,400           37,800
                                            =========        =========       =========        =========



See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)




                                                          Six Months Ended
                                                  ------------------------------
                                                  December 31,       December 31,
                                                     1998                1997
                                                  -----------        -----------
Cash flows from operating activities:

  Net loss                                        $  (109,538)       $    (8,647)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                        28,792             32,111
  Deferred taxes                                           --              1,976
  Restructuring                                        34,141                 --
  Change in certain working capital
    accounts                                          (21,322)           (17,559)
                                                  -----------        -----------

Net cash provided by (used in) operating
  activities                                          (67,927)             7,881

Cash flows from investing activities:

  Capital expenditures, net                           (17,137)           (22,851)
  Purchase of short-term investments               (1,665,335)        (5,573,042)
  Sale/maturities of short-term investments         1,781,472          5,202,203
  Other                                                 6,350             (1,295)
                                                  -----------        -----------
Net cash provided by (used in)
  investing activities                                105,350           (394,985)
                                                  -----------        -----------

Cash flows from financing activities:

  Repayments of borrowings under
    line of credit                                         --            (35,000)
  Common stock repurchase                              (3,937)                --
  Sale of stock, net of issuance
    costs                                               3,959             14,277
  Net proceeds from issuance of
    long-term debt                                     12,076            301,000
  Principal payments on long-term debt
    and capital lease obligations                     (18,467)           (12,821)
  Foreign currency translation adjustment                (563)              (166)
                                                  -----------        -----------

Net cash provided by (used in) financing
  activities                                           (6,932)           267,290
                                                  -----------        -----------

Net increase (decrease) in cash and
  cash equivalents                                     30,491           (119,814)

Cash and cash equivalents at beginning
  of period                                            13,509            140,872
                                                  -----------        -----------

Cash and cash equivalents at end of
  period                                          $    44,000        $    21,058
                                                  ===========        ===========



See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)



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


NOTE B -- INVENTORIES

        Inventories consist of the following:



                                           December 31,        June 30,
         (in thousands)                        1998              1998
                                           ------------        --------
         Raw materials                       $150,838          $147,794
         Work-in-process                       33,641            52,374
         Finished goods                         6,775            20,442
                                             --------          --------
                                             $191,254          $220,610
                                             ========          ========


NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:


                                           December 31,       June 30,
         (in thousands)                        1998            1998
                                           ------------      ---------
         Equipment                          $ 112,554        $ 139,358
         Furniture & fixtures                  52,176           60,353
         Leasehold improvements                76,440           95,075
                                            ---------        ---------
                                              241,170          294,786

         Accumulated depreciation and
           amortization                      (133,258)        (150,534)
                                            ---------        ---------
                                            $ 107,912        $ 144,252
                                            =========        =========

NOTE D --  OTHER (INCOME) EXPENSE, NET

        The significant components of other (income) expense, net are as follows:

                                               Three Months Ended             Six Months Ended
         (in thousands)                            December 31,                 December 31,
                                           ------------------------        ------------------------
                                             1998            1997            1998            1997
                                           --------        --------        --------        --------
         Interest expense                  $  5,121        $  5,302        $  9,992        $  8,018
         Interest income                     (5,853)         (6,280)        (11,785)         (9,479)
         Other                                  648           1,444           1,687           2,725
                                           --------        --------        --------        --------
                                           $    (84)       $    466        $   (106)       $  1,264
                                           ========        ========        ========        ========


NOTE E --  NET INCOME (LOSS) PER SHARE

        All net income (loss) amounts for all periods have been presented to conform to the FAS 128 requirements. Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. The assumed conversion of the convertible subordinated notes to potential common shares was excluded from diluted earnings per share because its effect would have been antidilutive. Options were outstanding during the three month period ended December 31, 1998 and the six month periods ended December 31, 1998 and December 31, 1997, respectively, but were excluded from the computation of diluted net income (loss) per share because the effect in periods with a net loss would have been antidilutive. The Company's basic and diluted net income (loss) per share amounts, as calculated according to FAS 128, are as follows:



                                                          Three Months Ended              Six Months Ended
                                                              December 31,                   December 31,
                                                        -----------------------       -------------------------
(in thousands, except per share data)                     1998            1997          1998             1997
                                                        --------        -------       ---------        --------
Numerator:
  Numerator for basic net income (loss) per share       $(82,766)       $ 3,525       $(109,538)       $ (8,647)
                                                        --------        -------       ---------        --------
  Numerator for diluted net income (loss) per
  share                                                 $(82,766)       $ 3,525       $(109,538)       $ (8,647)
                                                        --------        -------       ---------        --------

Denominator:
  Basic net income (loss) per share - average
  shares outstanding                                      38,400         38,000          38,400          37,800
                                                        --------        -------       ---------        --------

  Effect of potential dilutive securities:
   Employee stock options                                     --            600              --              --
                                                        --------        -------       ---------        --------

  Potential dilutive common shares                            --            600              --              --
                                                        --------        -------       ---------        --------

  Diluted net income (loss) per share - average
  shares outstanding and assumed conversions              38,400         38,600          38,400          37,800
                                                        --------        -------       ---------        --------

Basic net income (loss) per share                       $  (2.16)       $  0.09       $   (2.85)       $  (0.23)
                                                        ========        =======       =========        ========

Diluted net income (loss) per share                     $  (2.16)       $  0.09       $   (2.85)       $  (0.23)
                                                        ========        =======       =========        ========

NOTE F -- COMPREHENSIVE INCOME (LOSS)

        As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 13, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. FAS 130 requires that unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments are to be included in other comprehensive income (loss). Prior to adoption, unrealized gains and losses and foreign currency translation adjustments were reported by the Company as a component of stockholders' equity.

The components of comprehensive income (loss), net of tax, are as follows:



                                                 Three Months Ended              Six Months Ended
(in thousands)                                      December 31,                   December 31,
                                              -----------------------        ------------------------
                                                1998            1997            1998           1997
                                              --------        -------        ---------        -------
Net income (loss)                             $(82,766)       $ 3,525        $(109,538)       $(8,647)

Foreign currency translation adjustment            442           (124)            (563)          (166)

                                              --------        -------        ---------        -------
Comprehensive income (loss)                   $(82,324)       $ 3,401        $(110,101)       $(8,813)
                                              ========        =======        =========        =======

        Accumulated other comprehensive income (loss) presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment.

NOTE G -- RESTRUCTURING

        During the quarter ended December 31, 1998, in response to continued deterioration of the semiconductor equipment market and continued decline in product revenues, the Company announced plans to reduce its workforce and eliminate additional facilities and fixed assets. The Company recorded a restructuring charge of $53.4 million, relating primarily to severance compensation and benefits, the write-off of facilities and fixed assets and other restructuring charges. At December 31, 1998, $14.1 million of the charge remained accrued on the balance sheet. During the quarter ended December 31, 1998, the Company made approximately $5.1 million of cash payments relating primarily to severance and benefits. At December 31, 1998, the Company has approximately $14.1 million of remaining future cash payments relating to the restructuring charge taken during the second quarter of fiscal 1999. There will be further charges against the restructuring reserves established during the second quarter of fiscal 1999 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes this restructuring program.

        During the quarters ended March 31, 1998 and June 30, 1998, the Company announced plans to restructure its operations to focus more on its core etch and Chemical Mechanical Planarization ("CMP") product groups, and to exit its Flat Panel Display ("FPD") and Chemical Vapor Deposition ("CVD") operations. As a result of the restructurings, the Company reduced its global workforce by approximately 28% and downsized and consolidated its manufacturing operations and facilities. During fiscal 1998, the Company recorded a total restructuring charge of

$148.9 million for severance compensation and benefits, the write-off of facilities, fixed assets and excess and obsolete inventory and other exit costs. At December 31, 1998, $27.2 million of the charge remains accrued on the balance sheet. During the six month period ended December 31, 1998, the Company made approximately $20.7 million of cash payments in connection with those fiscal 1998 charges, relating primarily to severance benefits and rent on idle facilities. At December 31, 1998, the Company has approximately $24.8 million of future cash payments relating to the fiscal 1998 restructurings. There will be further charges against the restructuring reserves established in fiscal 1998 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes this restructuring program.

Restructuring activity:


                                                      Facilities
                                        Severance        and       Excess and
                                           and          Fixed       Obsolete     Other Exit
(in thousands)                           Benefits       Assets      Inventory       Costs         Total
                                        ---------     -----------  -----------   -----------     --------
Restructuring provision                  $40,317       $64,339       $31,933       $12,269       $148,858
Spending and charges                       9,766        48,859        31,933         9,857        100,415
                                         -------       -------       -------       -------       --------
Balance at June 30, 1998                 $30,551       $15,480       $    --       $ 2,412       $ 48,443

Additional restructuring provision        16,521        29,266            --         7,585         53,372
Spending and charges                      24,408        30,107            --         6,000         60,515
                                         -------       -------       -------       -------       --------
Balance at December 31, 1998             $22,664       $14,639       $    --       $ 3,997       $ 41,300
                                         =======       =======       =======       =======       ========


NOTE H -- DEBT

        During the quarter ended September 30, 1998, the Company renegotiated a replacement facility for a Yen 1.7 billion yen-denominated loan ($12.6 million), reducing the amount of available borrowing to Yen 1.4 billion ($12.1 million at December 31, 1998). Principal payments on the new facility are due annually on September 30 through September 30, 2001. The new facility was renegotiated at terms which were more favorable than the previous yen-denominated loan.

        During the quarter ended December 31, 1998, the Company also amended its Credit Agreement and revised some of its financial covenant requirements.

NOTE I -- LITIGATION

        See Part II, item 1 for discussion of litigation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, management's plans and objectives for current and future operations of the Company, the effects of the Company's on-going restructuring and consolidation of operations and facilities, the ability of the Company to complete restructurings or consolidations on time or within anticipated costs, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's last filed Annual Report on the Form 10-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 9 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the three and six months ended December 31, 1998.

Results of Operations

        Net sales for both the three and six month periods ended December 31, 1998 decreased 51% compared to the comparable periods of the prior fiscal year. The Company experienced decreased revenues for all of its product lines during both the three and six month periods of fiscal 1999 compared to the year-ago periods.

Geographic breakdown of revenue is as follows:


                         Three months ended             Six Months ended
                            December 31,                  December 31,
                        -------------------           -------------------
                        1998           1997           1998           1997
                        ----           ----           ----           ----
North America            51%            44%            54%            46%
Europe                   22%            19%            21%            15%
Asia Pacific             19%            32%            17%            32%
Japan                     8%             5%             8%             7%

        The global semiconductor industry has been experiencing a worldwide slowdown in equipment demand which was brought on by depressed DRAM pricing, production overcapacity as well as uncertainty in the worldwide financial markets. However, the Company anticipates that net sales may increase slightly during the third or fourth quarters of fiscal 1999, compared to the quarter ended December 31, 1998, as the Company sees signs of increased order activity in the semiconductor industry.

        Gross margin percentage declined to 33.2% and 34.2%, respectively, in the three and six month periods ended December 31, 1998, compared with 38.7% and 38.8%, respectively, for the year-ago periods. The lower overall gross margin percentage is a result of competitive pricing pressures and excess manufacturing capacity resulting from the Company's lower volume of sales.

        Research and development ("R&D") expenses for the three and six month periods ended December 31, 1998 were 37.6% and 36.4%, lower than the year-ago periods, respectively. As a percentage of total revenue R&D expenses for the three and six month periods ended December 31, 1998 increased to 24.0% and 24.3%, respectively, of total revenue compared to 18.7% of total revenue for both the three and six month periods of the prior fiscal year. The decrease in R&D expenses is a result of the Company's program to exit from its FPD and CVD operations. However, the Company will continue to invest heavily in strategic R&D programs and initiatives in etch and CMP.

        Selling, general and administrative ("SG&A") expenses decreased by 29.7% and 25.5%, respectively, for the three and six month periods of fiscal 1999 when compared to the year-ago period. The decrease in SG&A expenses is a result of the Company's restructurings in both fiscal 1998 and 1999. The Company continues to monitor closely its expenditures and capital spending relative to revenue levels.

        During the quarter ended December 31, 1998, in response to continued deterioration of the semiconductor equipment market and continued decline in product revenues, the Company announced plans to reduce its workforce and eliminate additional facilities and fixed assets. The Company recorded a restructuring charge of $53.4 million, relating primarily to severance compensation and benefits, the write-off of facilities and fixed assets and other restructuring charges. At December 31, 1998, $14.1 million of the charge remained accrued on the balance sheet. During the quarter ended December 31, 1998, the Company made approximately $5.1 million of cash payments relating primarily to severance and benefits. At December 31, 1998, the Company has approximately $14.1 million of remaining future cash payments relating to the restructuring charge taken during the second quarter of fiscal 1999. There will be further charges against the restructuring reserves established during the second quarter of fiscal 1999 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes this restructuring program.

        During the quarters ended March 31, 1998 and June 30, 1998, the Company announced plans to restructure its operations to focus more on its core etch and CMP product groups, and to exit its FPD and CVD operations. As a result of the restructurings, the Company reduced its global workforce by approximately 28% and downsized and consolidated its manufacturing operations and facilities. During fiscal 1998, the Company recorded a total restructuring charge of $148.9 million for severance compensation and benefits, the write-off of facilities, fixed assets and excess and obsolete inventory and other exit costs. At December 31, 1998, $27.2 million of the charge remains accrued on the balance sheet. During the six month period ended December 31, 1998, the Company made approximately $20.7 million of cash payments in connection with those fiscal 1998 charges, relating primarily to severance benefits and rent on idle facilities. At December 31, 1998, the Company has approximately $24.8 million of future cash payments relating to the restructurings. There will be further charges against the restructuring reserves established in fiscal 1998 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes this restructuring program.

        During the third quarter of fiscal 1998, Lam purchased a non-exclusive license for Trikon's MRI(TM) source technology. Lam recorded a charge of $12.1 million for the license and for the purchase of an R&D system from Trikon. The technology was acquired for use in a discrete technology development project and has no alternative future uses in other development projects. The results of this ongoing development effort have not yet to date reached technological feasibility. Pursuant to the license and achievement of certain milestones, $5.0 million in additional fees became due and payable under the agreement during the second quarter of fiscal 1999 (separate from royalties owed on any shipments of MRI source-based systems, determined by rates prescribed in the license). During the quarter ended December 31, 1998, the Company recorded the additional $5.0 million of fees as a result of this obligation.

        During the first quarter of fiscal 1998, the Company recorded costs of $17.7 million related to the merger with OnTrak Systems, Inc. ("OnTrak"). Such expenses related to investment advisory fees, legal and accounting fees, financial printing costs and other merger-related costs.

        Other (income) and expenses, net increased $0.5 million and $1.4 million, respectively, during the three and six month periods of fiscal 1999, compared to the year-ago periods. During the first quarter of fiscal 1998, the Company issued $310.0 million of convertible subordinated notes ("the Notes") bearing interest at 5% which are due to mature on September 1, 2002. During the first six months of fiscal 1999, the Company's rate of return on its investments exceeded the interest rate it pays on the Notes. During the three and six month periods ended December 31, 1997, the Company recorded higher foreign currency translation losses, primarily due to the exchange rate fluctuations in Korea and Taiwan.

        Due to tax benefits for the Company's significant tax loss and credit carryovers being recorded in future periods, Lam did not record any tax benefit during the first six months of fiscal 1999.

        The Company established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. Lam met all related legal requirements by January 1, 1999, and expects to meet all legal requirements through the transition period. Lam does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of its operations.

        The Company relies heavily on its existing application software and operating systems. The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for the Company: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company has assembled a task force to review and assess internal software, data management, accounting, and manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. These review and corrective measures are intended to encompass all significant categories of internal systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company is also working with its significant suppliers of products and systems to assure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are Year 2000 compliant.

        With respect to internal systems, the Company has identified all critical systems necessary to the Company's operations and has asked suppliers to provide assurances that such systems are Year 2000 compliant, or to identify replacement or upgrade systems. The Company has received and is in the process of evaluating and assessing the adequacy of responses from its various suppliers, and requesting further responses and assurances where appropriate. This process is expected to be completed by the middle of calendar 1999.

        The Company's next-generation enterprise resource planning and information system will replace many of the system operations currently being performed by existing internal system software. Implementation of this next-generation system is on schedule for completion during the second half of calendar 1999, and the Company has received assurances that it will be Year 2000 compliant. As a contingency, in the event implementation of the next generation system is delayed or experiences problems, the Company's internal system encompassing core manufacturing, service, sales, inventory and warranty operations, which will be replaced by the next-generation system, is currently Year 2000 compliant and can continue to support the Company's significant operational systems, if needed. Many of the Company's cash management and payroll operations are handled on an out-sourced basis, and the Company has received assurances that the systems providing these outsourced services are Year 2000 compliant. As separate internal systems affecting individual and group-level company operations are replaced or upgraded over time in the ordinary course of business, all such replacement or upgrade systems will be Year 2000 compliant. Such separate individual and group level internal systems are not believed to affect material operations of the Company and the cost to replace or upgrade such individual or group level internal systems in the ordinary course of business, though not fully known at this time, is not expected to be material.

        With respect to compliance of the products the Company supplies to its customers, the Company intends to adhere to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of US semiconductor manufacturers. The Company's compliance efforts and review and identification of corrective measures and contingency planning (where necessary) are substantially complete. The application systems and software of a significant number of the products currently supplied to the Company's customers are Year 2000 compliant, with the remainder expected to be so by the end of fiscal 1999. With respect to certain of the Company's products already installed in the field, the Company has determined that in most all instances where the application systems and software are not Year 2000 compliant, there is either no appreciable effect or the effect during the product's operation is limited to certain aspects of the product's ability to report data concerning its operational parameters. However, the products' operation, manufacturing capabilities or quality are not affected. The Company is in the process of identifying and offering to customers product upgrades by the end of fiscal 1999, with the goal of resolving all material programs and systems prior to the Year 2000 date transition. In this regard, the Company is incurring, and will continue to incur throughout fiscal 1999, various costs to provide customer support regarding Year 2000 issues. Through the end of this second fiscal quarter, these costs have totaled less than $2 million, with total program costs estimated going forward and through completion to be less than $5 million. The Company estimates that most, if not substantially all, of these estimated costs going forward will be off-set by revenues from product upgrades and customer service and support. Accordingly, the full cost of these activities is not expected to be material and, to the extent will be borne by the Company, have already in large part been incurred by the Lam.

        In connection with its review and implementation of corrective measures, both to ensure that its internal products and systems, and the application systems accompanying the products sold to its customers are Year 2000 compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. As a contingency with respect to products the Company currently offers to its customers, the Company may replace all non-compliant application systems and software with systems and software demonstrated to be Year 2000 compliant. With respect to products and systems supplied to the Company for use internally, the Company may upgrade all non-compliant products and systems and, where necessary or where no reasonable upgrade is available, replace such non-compliant products and systems with products and systems demonstrated to be Year 2000 compliant.

        The Company's failure to ensure, at all or in a timely or reasonable manner, that its products are Year 2000 compliant may cause disruption in the ability of the Company's customers to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments. With respect to products and systems the Company purchases for use internally, failure to ensure Year 2000 compliance may cause disruption in the Company's automated accounting, financial planning, data management and manufacturing operations which could have a material effect on the Company's short-term ability to manage its day-to-day operations in an efficient, cost-effective and reliable manner.

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

Liquidity and Capital Resources

        As of December 31, 1998, the Company had $362.9 million in cash, cash equivalents, short-term investments and restricted cash, compared with $448.5 million at June 30, 1998. The Company has a total of $100.0 million available under a syndicated bank line of credit which is due to expire in April 2001. Borrowings under the line of credit bear interest at the bank's prime rate or 0.55% to 0.95% over London Interbank Offered Rate. During the quarter ended December 31, 1998, the Company amended its Credit Agreement and revised some of its financial covenant requirements.

        Net cash used in operating activities was $67.9 million for the six months ended December 31, 1998. The Company used $21.3 million of working capital. Cash payouts relating to the fiscal 1998 and 1999 restructurings were approximately $25.8 million. Decreases in accounts payable, accrued liabilities and increases in prepaid expenses were offset by decreases in accounts receivables and inventory, resulting in a use of cash of $21.3 million. Cash provided by investing activities was $105.4 million, which was primarily from the net sales of short-term investments. Capital expenditures, net of retirements, for the six month period ended December 31, 1998 were $17.1 million. The Company used $6.9 million in financing activities from the principal payments of long-term debt and capital lease obligations of $18.5 million offset by proceeds from the issuance of long-term debt of $12.1 million. The Company renegotiated a replacement facility for a Yen 1.7 billion yen-denominated loan ($12.6 million), reducing the amount of available borrowing to Yen 1.4 billion ($12.1 million at December 31, 1998). During the quarter ended September 30, 1998, the Company used $3.9 million for the repurchase of common stock which was partially offset by the sale of common stock through the Company's employee stock purchase program.

        The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the second quarter of fiscal 1999 are considered adequate to support current levels of operations for at least the next twelve months.

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

        The Company derives its revenue primarily from the sale of a relatively small number of high-priced systems. The Company's systems can range in price from approximately $150,000 to over $2.5 million per unit. The sale of fewer systems than anticipated in any quarter may have a substantial negative impact on the Company's operating results for the quarter. The Company's results of operations for a particular quarter could be adversely affected if anticipated orders are not received in time to enable shipment during that quarter, if anticipated shipments are delayed or canceled by one or more customers, or if shipments are delayed due to procurement shortages or manufacturing difficulties. Further, as a result of the continuing consolidation of manufacturing operations and capacity at the Company's Fremont, California facility, natural, physical or other events affecting the facility, including labor disruptions, could adversely impact the Company's operations and revenue.

        Volatility in the Semiconductor Equipment Industry

        The business of the Company depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. During the past twelve months the semiconductor industry has been experiencing a severe slowdown of product demand and extreme volatility in product pricing. This slowdown and volatility caused the semiconductor industry to reduce or delay significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility is expected to continue throughout fiscal 1999; however, the Company is beginning to see indications of a potential but slow recovery. As previously described, a continued slowdown and market volatility will continue to affect materially the Company's aggregate bookings, revenues and operating results. Even during periods of reduced revenues, in order to remain competitive the Company will continue to invest in R&D and to maintain extensive ongoing worldwide customer service and support capabilities, which could adversely affect its financial results.

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

        The Company expects to continue to make significant investments in R&D and to pursue joint development relationships with customers or other members of the industry. The Company must manage product transitions or joint development relationships successfully, as introduction of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to existing products which satisfy customer needs in a timely manner or achieve market acceptance. The failure to do so could adversely affect the Company's business. Furthermore, if the Company is not successful in the marketing and selling of advanced processes or equipment to customers with whom it has formed strategic alliances, selling of its existing products to those customers could be adversely affected. In addition, in connection with the development of the Company's new products, the Company will invest in high levels of preproduction inventory, and the failure to complete development and commercialization of these new products in a timely manner could result in inventory obsolescence, which could have an adverse effect on its financial results.

        Introduction of New Product

        Lam currently anticipates shipping its Teres(TM) CMP system in fiscal 1999, which is expected to face significant competition from multiple current and future competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Cybeq Systems, Ebara Corporation, IPEC, SpeedFam Corp., Strasbaugh and Sumitomo. Lam believes that other companies are developing polishing systems and are planning to introduce new products to this market before or during the same time frame as the Company's anticipated introduction of its Teres CMP polishing system.

        Product Concentration; Lack of Product Revenue Diversification

        A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a substantial percentage of the Company's revenues in the near term. Continued market acceptance of its primary products is therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of such products, if any, as a result of competition, technological change, failure of the Company to release new versions of these products on time, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

        Dependence Upon Key Suppliers and Key Distributors

        Certain of the components and subassemblies included in the products of the Company are obtained from a single supplier or a limited group of suppliers. The Company's key suppliers include Bullen Ultrasonics, Inc., which supplies electrodes, Edwards High Vacuum Inc., Lam's supplier of chillers, Brooks Automation, Inc. Lam's supplier of transport modules and robotics, Coors Technical Ceramics Company, which supplies ceramics, Dorsey Guage, Inc. which supplies electrostatic chucks and Advanced Energy Industries, Lam's RF generator supplier. The Company purchases in excess of $500,000 of supplies on a monthly basis from these suppliers. Each of these suppliers has a one year blanket purchase contract under which Lam may issue purchase orders. These contracts may be renewed periodically. Each of these suppliers has sold products to Lam during at least the last four years, and there is no reason to expect that these contracts will not continue to be renewed in the future or otherwise replaced with competent alternative source suppliers. Management believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

        Highly Competitive Industry

        The semiconductor equipment industry is highly competitive. The Company expects to continue to face substantial competition throughout the world. A substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line. The Company believes that as a result once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application and frequently will attempt to consolidate its other capital equipment requirements with the same supplier. Accordingly, Lam would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's capital equipment. The Company believes that to remain competitive, significant financial resources are required in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D.

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

        International Sales

        International sales accounted for 46% and 54%, respectively, of net revenues for the first six months of fiscal 1999 and 1998, and 55%, 57% and 63%, respectively, of net revenues for fiscal years 1998, 1997 and 1996. Historically, sales to the Asian regions have accounted for a substantial portion of international sales. Recent economic, banking and currency problems in the Asian regions have had and will continue to have a significant adverse impact on the Company's revenue and operations, including specifically revenues and operations for fiscal 1999.

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

        In Europe, sales following January 1, 1999 are subject to certain provisions governing the transition of commercial transactions to the Euro. Lam met the related legal requirements by January 1, 1999, and expects to be able to meet the related legal requirements through the transition period. The Company does not currently expect that introduction and use of the Euro will materially affect its foreign exchange and hedging activities or will result in any material increase in transaction costs. Lam will continue to evaluate the impact over time of the introduction of the Euro. Based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on Lam's financial condition or the overall trends in results of operations.

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

        Potential Volatility of Common Stock Price

        The market price for Lam Common Stock has been volatile and it could continue to be subject to significant fluctuations in response to market or industry conditions generally, or specific variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, disruptions with key customers or the occurrence of political, economic or environmental events globally or in key sales regions. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Recent fluctuations affecting Lam Common Stock have been tied in part to the Asian and Russian financial crisis, actual or anticipated fluctuations in interest rates, and the price of and market for semiconductors. Broad market fluctuations, as well as economic conditions generally in the semiconductor industry, may adversely affect the market price of Lam Common Stock.

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

        Year 2000 Compliance

        See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 to 15.

        Restructurings and Consolidation of Operations

        The Company substantially restructured and consolidated its operations during the quarters ended December 31, 1998, March 31, 1998 and June 30, 1998. Implementation of these restructurings and consolidations involves several risks, including that of simplifying and modifying its product line offerings (which will increase its dependence on fewer products and potentially reduce overall sales).

        Although the Company believes that the actions it is taking and contemplates taking in connection with the restructurings and consolidations, including the reduction in workforce, the consolidation of manufacturing sales and service operations and the exiting from FPD and CVD operations, should help more closely align Lam with its business outlook, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs, or can be accomplished at specific or optimum values or on time or as intended. In addition, there can be no assurance that the size of the restructuring charges will not exceed current estimates. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively and timely managing and completing the restructurings and consolidations.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

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

ITEM 4.   Submission of Matters to Vote of Security Holders

        The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4300 Cushing Parkway, Fremont, California 94538 on November 5, 1998.

        Out of 38,128,300 shares of Common Stock entitled to vote at the meeting, 34,871,576 shares were present in person or by proxy.

        The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:


NOMINEE                           IN FAVOR             WITHHELD
                                 ----------            -------
James W. Bagley                  34,427,641            443,935
Roger D. Emerick                 34,315,866            555,710
David G. Arscott                 34,386,076            485,500
Richard J. Elkus, Jr             34,433,380            438,196
Jack R. Harris                   34,377,893            493,683
Grant M. Inman                   34,416,798            454,778
Kenneth M. Thompson              34,414,611            456,965

        The results of voting on the following items were as set forth below:

(a)     Approval and adoption of the Company's 1999 Employee Stock Purchase
        Plan:

         IN FAVOR             OPPOSED           ABSTAIN         BROKER NON-VOTE
         --------             -------           -------         ---------------
        21,598,973            669,464            79,293            12,523,846

(b) Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 1999:


         IN FAVOR             OPPOSED           ABSTAIN
         --------             -------           -------
        34,734,709            87,381            49,486

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit    4.8          1999 Stock Option Plan.

        Exhibit    4.9          Amended and Restated 1997 Stock Incentive
                                Plan.

        Exhibit   10.61         Second Amendment To Credit Agreement
                                between ABN AMRO BANK, N.V. and Lam Research
                                Corporation, dated December 18, 1998.

        Exhibit   10.62         First Amendment To Guaranty between ABN
                                AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

        Exhibit   10.63         Supplemental Agreement of Receivables
                                Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research
                                Corporation, dated December 25, 1998.

        Exhibit 10.64 Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK,
                                N.V. and Lam Research Corporation, dated
                                December 25, 1998.

        Exhibit    27           Financial Data Schedule


(b)     Reports on Form 8-K

        The Company filed a Form 8-K on November 16, 1998 making an Item 5 disclosure to disclose the Company's announcement of a restructuring.

        The Company filed a Form 8-K on January 20, 1999 making an Item 5 disclosure to disclose the Company's previously announced restructuring charge.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 1999



                                        LAM RESEARCH CORPORATION



                                        By: /s/ Mercedes Johnson
                                            ---------------------------------
                                            Mercedes Johnson, Vice President,
                                            Finance & Chief Financial Officer

(a)     Exhibits

        Exhibit    4.8          1999 Stock Option Plan

        Exhibit    4.9          Amended and Restated 1997 Stock Incentive
                                Plan.

        Exhibit   10.61         Second Amendment To Credit Agreement
                                between ABN AMRO BANK, N.V and Lam Research
                                Corporation, dated December 18, 1998.

        Exhibit   10.62         First Amendment To Guaranty between ABN
                                AMRO BANK, N.V and Lam Research Corporation, dated December 25, 1998.

        Exhibit   10.63         Supplemental Agreement of Receivables
                                Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V and Lam Research
                                Corporation, dated December 25, 1998.

        Exhibit 10.64 Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK,
                                N.V and Lam Research Corporation, dated December
                                25, 1998.

        Exhibit    27           Financial Data Schedule


(b)     Reports on Form 8-K