Form 10-Q
period 1999-03-31
LAM RESEARCH CORP
filed 1999-05-14
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 1999


Commission File No.  0-12933


                            LAM RESEARCH CORPORATION
             (Exact name of Registrant, as specified in its charter)


          DELAWARE                                       94-2634797
-------------------------------                    ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                  94538
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (510) 572-0200


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES [X]   NO

As of March 31, 1999 there were 38,892,688 shares of Registrant's Common Stock outstanding.

                                      INDEX


                                                                        Page
                                                                         No.
                                                                        ----

PART I.     FINANCIAL INFORMATION ..................................      3


Item 1.     Financial Statements (unaudited)........................      3

                  Condensed Consolidated Balance Sheets.............      3
                  Condensed Consolidated Statements of Operations...      4
                  Condensed Consolidated Statements of Cash Flows...      5
                  Notes to Condensed Consolidated Financial
                       Statements...................................      6


Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............     10

                  Results of Operations.............................     10
                  Liquidity and Capital Resources...................     15
                  Risk Factors......................................     15

Item 3.     Quantitative and Qualitative Disclosures about Market
                  Risk..............................................     22

PART II.    OTHER INFORMATION.......................................     22

Item 1.     Legal Proceedings.......................................     22

Item 6.     Exhibits and Reports on Form 8-K........................     22

ITEM 1. FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                        March 31,
                                                          1999              June 30,
                                                       (unaudited)            1998
                                                      ------------        ------------
Assets
Cash and cash equivalents                             $     73,049        $     13,509
Short-term investments                                     229,763             383,647
Accounts receivable, net                                   144,435             176,029
Inventories                                                179,550             220,610
Prepaid expenses and other assets                           24,341              25,809
Deferred income taxes                                       77,485              77,485
                                                      ------------        ------------
         Total Current Assets                              728,623             897,089

Equipment and leasehold improvements, net                  102,450             144,252
Restricted cash                                             51,357              51,357
Other assets                                                54,021              58,074
                                                      ------------        ------------
         Total Assets                                 $    936,451        $  1,150,772
                                                      ============        ============

Liabilities and Stockholders' Equity

Trade accounts payable                                $     49,143        $     67,703
Accrued expenses and other
   current liabilities                                     146,539             208,442
Current portion of long-term debt and
   capital lease obligations                                16,530              17,364
                                                      ------------        ------------

         Total Current Liabilities                         212,212             293,509

Long-term debt and capital lease
   obligations, less current portion                       328,505             334,174
                                                      ------------        ------------

         Total Liabilities                                 540,717             627,683
Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock, at par value of $0.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 38,893 shares at March 31,
   1999 and 38,267 shares at June 30, 1998                      39                  38
Additional paid-in capital                                 387,853             381,011
Treasury Stock                                              (9,279)                  0
Accumulated other comprehensive income (loss)                 (362)                295
Retained earnings                                           17,483             141,745
                                                      ------------        ------------

         Total Stockholders' Equity                        395,734             523,089
                                                      ------------        ------------
                                                      $    936,451        $  1,150,772
                                                      ============        ============


See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                 Three Months Ended                  Nine Months Ended
                                                      March 31,                           March 31,
                                             ---------------------------         ---------------------------
                                                1999              1998              1999              1998
                                             ---------         ---------         ---------         ---------
Total revenue                                  152,976           240,018           437,070           822,000
Costs and expenses:
  Cost of goods sold - on net sales             98,674           152,476           285,520           508,376
  Cost of goods sold - restructuring
     charge                                                       19,553              --              19,553
                                             ---------         ---------         ---------         ---------
           Gross margin                         54,302            67,989           151,550           294,071

  Research and development                      35,751            48,856           104,857           157,507
  Selling, general and administrative           33,175            47,537           112,589           154,196
  Restructuring charges                           --              65,343            53,372            65,343
  Purchased technology for research &
     development                                  --              12,100             5,000            12,100
  Merger costs                                    --                --                --              17,685
                                             ---------         ---------         ---------         ---------
Operating loss                                 (14,624)         (105,847)         (124,268)         (112,760)
Other (income) expense, net                        100            (1,605)               (6)             (341)
                                             ---------         ---------         ---------         ---------
Loss before taxes                              (14,724)         (104,242)         (124,262)         (112,419)
Tax benefit                                       --             (34,178)             --             (33,708)
                                             ---------         ---------         ---------         ---------
Net loss                                     $ (14,724)        $ (70,064)        $(124,262)        $ (78,711)
                                             =========         =========         =========         =========

Net loss per share
           Basic                             $   (0.38)        $   (1.84)        $   (3.23)        $   (2.08)
                                             =========         =========         =========         =========
           Diluted                           $   (0.38)        $   (1.84)        $   (3.23)        $   (2.08)
                                             =========         =========         =========         =========

Number of shares used in
  per share calculations
           Basic                                38,674            38,025            38,430            37,930
                                             =========         =========         =========         =========
           Diluted                              38,674            38,025            38,430            37,930
                                             =========         =========         =========         =========


See Notes to condensed consolidated financial statements.

                             LAM RESEARCH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)


                                                            Nine Months Ended
                                                      -------------------------------
                                                       March 31,           March 31,
                                                          1999                1998
                                                      -----------         -----------
Cash flows from operating activities:
    Net loss                                          $  (124,262)        $   (78,711)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Depreciation and amortization                       38,997              48,365
       Restructuring                                       34,141                --
       Deferred income taxes                                 --                 1,976
       Technology for research and
        development expense                                 5,000              12,100
       Change in certain working capital
        accounts                                          (10,314)             (7,876)
                                                      -----------         -----------
    Net cash used in operating activities                 (55,438)            (24,146)
    Cash flows from investing activities:
       Capital expenditures, net                          (25,376)            (30,447)
       Purchase of short-term investments              (2,691,166)         (7,016,491)
       Sale of short-term investments                   2,845,050           6,915,175
       Restricted cash                                       --               (52,000)
       Cash paid for acquisition of technology
        for research and development                       (3,000)             (9,000)
       Other                                                3,163               7,934
                                                      -----------         -----------
    Net cash provided by (used in)
     investing activities                                 128,671            (184,829)
                                                      -----------         -----------

    Cash flows from financing activities:
       Repayments of borrowings under
        line of credit                                       --               (35,000)
       Common stock repurchase                            (13,216)               --
       Sale of stock, net of issuance
        costs                                              10,780              15,225
       Proceeds from issuance of
        long-term debt                                     12,076             304,517
       Principal payments on long-term debt
        and capital lease obligations                     (22,676)            (22,446)
       Foreign currency translation adjustment               (657)                (77)
                                                      -----------         -----------
    Net cash provided by (used in)
     financing activities                                 (13,693)            262,219
                                                      -----------         -----------
  Net increase in cash and
    cash equivalents                                       59,540              53,244
  Cash and cash equivalents at beginning
    of period                                              13,509             140,872
                                                      -----------         -----------
  Cash and cash equivalents at end of
    period                                            $    73,049         $   194,116
                                                      ===========         ===========


See Notes to condensed consolidated financial statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


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

NOTE B -- INVENTORIES

        Inventories consist of the following:

---------------------------------------------------------
                                 March 31,       June 30,
(in thousands)                     1999            1998
---------------------------------------------------------
Raw materials                    $137,965        $147,794
Work-in-process                    37,409          52,374
Finished goods                      4,176          20,442
---------------------------------------------------------
                                 $179,550        $220,610
=========================================================


NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

---------------------------------------------------------------------------
                                                 March 31,         June 30,
(in thousands)                                     1999              1998
---------------------------------------------------------------------------
Equipment                                       $ 120,723         $ 139,358
Furniture & fixtures                               53,000            60,353
Leasehold improvements                             89,165            95,075
---------------------------------------------------------------------------
                                                  262,888           294,786

Accumulated depreciation and
  amortization                                   (160,438)         (150,534)
---------------------------------------------------------------------------
                                                $ 102,450         $ 144,252
===========================================================================

NOTE D --  OTHER (INCOME) EXPENSE, NET

            The significant components of other (income) expense, net are as follows:

-------------------------------------------------------------------------------------
                           Three Months Ended                  Nine Months Ended
(in thousands)                   March 31,                         March 31,
-------------------------------------------------------------------------------------
                           1999             1998             1999             1998
-------------------------------------------------------------------------------------
Interest expense        $    5,202       $    5,263       $   15,194       $   13,281
Interest income             (5,579)          (6,647)         (17,364)         (16,126)
Other                          477             (221)           2,164            2,504
-------------------------------------------------------------------------------------
                        $      100       $   (1,605)      $       (6)      $     (341)
=====================================================================================


NOTE E --  NET LOSS PER SHARE

        All net loss amounts for all periods have been presented to conform to the FAS 128 requirements. Basic net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. The assumed conversion of the employee stock options and the convertible subordinated notes to common shares was excluded from diluted net loss per share because its effect would have been antidilutive. Options were outstanding during the three and nine month periods ended March 31, 1999 and March 31, 1998, respectively, but were excluded from the computation of diluted net loss per share because the effect in periods with a net loss would have been antidilutive. The Company's basic and diluted net loss per share amounts, as calculated in accordance with FAS 128, are as follows:


-------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                   Nine Months Ended
                                                                          March 31,                          March 31,
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                              1999              1998              1999              1998
-------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Numerator for basic net loss per share                       $ (14,724)        $ (70,064)        $(124,262)        $ (78,711)
-------------------------------------------------------------------------------------------------------------------------------
   Numerator for diluted net loss per share                     $ (14,724)        $ (70,064)        $(124,262)        $ (78,711)
-------------------------------------------------------------------------------------------------------------------------------

Denominator:
   Basic net loss per share - average shares outstanding           38,674            38,025            38,430            37,930
-------------------------------------------------------------------------------------------------------------------------------
   Effect of potential dilutive securities:
      Convertible subordinated notes                                 --                --                --                --
      Employee stock options                                         --                --                --                --
-------------------------------------------------------------------------------------------------------------------------------
   Total potential dilutive common shares                            --                --                --                --
-------------------------------------------------------------------------------------------------------------------------------
   Diluted net loss per share - average
   shares outstanding and other potential
   common shares                                                   38,674            38,025            38,430            37,930
===============================================================================================================================
Basic net loss per share                                        $   (0.38)        $   (1.84)        $   (3.23)        $   (2.08)
===============================================================================================================================
Diluted net loss per share                                      $   (0.38)        $   (1.84)        $   (3.23)        $   (2.08)
===============================================================================================================================

NOTE F -- COMPREHENSIVE LOSS

        As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. FAS 130 requires that unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments are to be included in other comprehensive loss. Prior to adoption, unrealized gains and losses and foreign currency translation adjustments were reported by the Company as a separate component of stockholders' equity.

The components of comprehensive loss, net of tax, are as follows:

---------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                  Nine Months Ended
  (in thousands)                                         March 31,                          March 31,
---------------------------------------------------------------------------------------------------------------
                                                  1999              1998              1999              1998
                                               ---------         ---------         ---------         ---------
Net loss                                       $ (14,724)        $ (70,064)        $(124,262)        $ (78,711)

Foreign currency translation adjustment
                                                     (94)               89              (657)              (77)
                                               ---------         ---------         ---------         ---------
Comprehensive loss                             $ (14,818)        $ (69,975)        $(124,919)        $ (78,788)
                                               =========         =========         =========         =========

        Accumulated other comprehensive loss presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment.

NOTE G -- RESTRUCTURING

        During the quarter ended December 31, 1998, in response to continued declines in the semiconductor equipment market, the Company announced plans to further reduce its workforce and eliminate additional facilities and fixed assets. The Company recorded a restructuring charge of $53.4 million, relating primarily to severance compensation and benefits, the write-off of facilities and fixed assets and other restructuring charges. At March 31, 1999, $8.9 million of the charge remained accrued on the Company's consolidated balance sheet. During the nine months ended March 31, 1999, the Company made approximately $10.3 million of cash payments relating primarily to severance and benefits. At March 31, 1999, the Company has approximately $8.9 million of remaining future cash payments relating to the restructuring charge taken during the second quarter of fiscal 1999. There will be further charges against the restructuring reserves established during the second quarter of fiscal 1999 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes this restructuring program.

        During the quarters ended March 31, 1998 and June 30, 1998, the Company announced plans to restructure its operations to focus more on its core etch and Chemical Mechanical Planarization ("CMP") product groups, and to exit its Flat Panel Display ("FPD") and Chemical Vapor Deposition ("CVD") operations. As a result of these restructurings, the Company reduced its global workforce by approximately 28% and downsized and consolidated its manufacturing operations and facilities. During fiscal 1998, the Company recorded a total restructuring charge of $148.9 million for severance compensation and benefits, the write-off of facilities, fixed assets and excess and obsolete inventory and other exit costs. At March 31, 1999, $25.6 million of the charge remains accrued on the Company's consolidated balance sheet. During the nine month period ended March 31, 1999, the Company made approximately $22.1 million of cash payments in connection with those fiscal 1998 charges, relating primarily to severance benefits and rent on idle facilities. At March 31, 1999, the Company has approximately $23.3 million of future cash payments relating to the fiscal 1998 restructurings. There will be further charges against the restructuring reserves established in fiscal 1998 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes these restructuring programs.

Restructuring activity:

-------------------------------------------------------------------------------------------------------------------------------
                                                              Facilities
                                            Severance             and           Excess and
                                               and               Fixed           Obsolete         Other Exit
(in thousands)                               Benefits           Assets           Inventory           Costs            Total
-------------------------------------------------------------------------------------------------------------------------------
Restructuring provision                     $   40,317        $   64,339        $   31,933        $   12,269        $  148,858
Spending and charges                             9,766            48,859            31,933             9,857           100,415
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                    $   30,551        $   15,480        $     --          $    2,412        $   48,443
Additional restructuring provision              16,521            29,266              --               7,585            53,372
Spending and charges                            29,902            31,039              --               6,374            67,315
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                   $   17,170        $   13,707        $     --          $    3,623        $   34,500
==============================================================================================================================

NOTE H -- DEBT

        During the quarter ended September 30, 1998, the Company renegotiated a replacement facility for a Yen1.7 billion yen-denominated loan ($12.6 million), reducing the amount of available borrowings to Yen1.4 billion ($11.9 million at March 31, 1999). Principal payments on the new facility are due annually on September 30 through September 30, 2001. The new facility was renegotiated at terms which were more favorable than the previous yen-denominated loan.

        During the quarter ended March 31, 1999, the Company amended its Credit Agreement. Under the Loan Agreement between ABN AMRO BANK, N.V. and the Company, UNION BANK was substituted for ABN AMRO BANK, N.V., as the lender.

NOTE I -- LITIGATION

        See Part II, Item 1 for discussion of litigation.

NOTE J -- SHARE REPURCHASE

        In the third quarter of fiscal 1999, the Company announced a share repurchase program of up to 2 million shares of the Company's common stock. The shares repurchased under this authorization will be used to reduce dilution caused by the issuance of shares reserved under the Company's stock option and employee stock purchase plan.

        During the nine months ended March 31, 1999, the Company repurchased 290,000 shares of common stock. These share repurchases had no material impact on the net loss per share amounts for the period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, management's plans and objectives for current and future operations of the Company, the effects of the Company's on-going restructuring and consolidation of operations and facilities, the ability of the Company to complete restructurings or consolidations on time or within anticipated costs, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents the Company files from time to time with the Securities and Exchange Commission, specifically the Company's last filed Annual Report on the Form 10-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. The Company undertakes no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 9 of this Form 10-Q for a full understanding of the Company's financial position and results of operations for the three and nine month periods ended March 31, 1999.

Results of Operations

        Total revenue for the three and nine month periods ended March 31, 1999 decreased 36% and 47%, respectively, compared to the comparable periods of the prior fiscal year as the Company experienced decreased revenues for all of its product lines.

Geographic breakdown of revenue is as follows:

                       Three months ended        Nine Months ended
                            March 31,                 March 31,
                        1999         1998         1999         1998
                       ------       ------       ------       ------
North America            40%          43%          49%          45%
Europe                   26%          22%          23%          17%
Asia Pacific             23%          29%          19%          31%
Japan                    11%           6%           9%           7%

During fiscal 1998 and into the first and second quarters of fiscal 1999, the global semiconductor industry experienced a worldwide slowdown in equipment demand which was brought on by depressed DRAM pricing, production overcapacity as well as uncertainty in the worldwide financial markets. However, in line with the modest improvement in the semiconductor equipment industry, the Company's net sales increased in the third quarter by approximately 8%, compared with the second quarter of fiscal 1999. The Company anticipates increased demand for systems, as semiconductor manufacturers ramp capacity in their most advanced lines, and expects its net sales to increase sequentially in the fourth quarter of fiscal 1999.

        Gross margin percentage decreased to 35.5% in the third quarter of fiscal 1999, compared with 36.5% (net of restructuring charge of $19.6 million) for the year-ago quarter. For the nine months ended March 31, 1999, the gross margin percentage declined to 34.7%, compared with 38.2% (net of restructuring charge of $19.6 million) for the year-ago period. For the three and nine month periods ended March 31, 1999, the decrease in gross margin percentage is a result of competitive pricing pressures and the Company's lower volume of sales in fiscal 1999. However, during the third quarter of fiscal 1999, the gross margin percentage increased from 33.2% in the second quarter of fiscal 1999. The improvement over the prior fiscal quarter reflects continued cost reductions and lower overcapacity levels in manufacturing due to higher volume.

        Research and development ("R&D") expenses for the three and nine month periods ended March 31, 1999 decreased by 26.8% and 33.4%, respectively, compared with the comparable year-ago periods. As a percentage of total revenue, R&D expenses for the three and nine month periods ended March 31, 1999 increased to 23.4% and 24.0%, respectively, compared to 20.4% and 19.2%, respectively, of total revenue for the comparable year-ago periods. The increase in R&D expenses as a percentage of total revenue is primarily a result of reduced revenue in fiscal 1999 compared to the prior fiscal year, as the Company has continued to invest in strategic R&D programs and initiatives in etch and CMP, partially offset by the reductions in its FPD and CVD operations.

        Selling, general and administrative ("SG&A") expenses decreased by 30.2% and 27.0%, respectively, for the three and nine month periods of fiscal 1999 when compared to the year-ago periods. The decrease in SG&A expenses is a result of the Company's restructurings and cost management programs in both fiscal 1998 and 1999.

        During the quarter ended December 31, 1998, in response to continued declines in the semiconductor equipment market, the Company announced plans to further reduce its workforce and eliminate additional facilities and fixed assets. The Company recorded a restructuring charge of $53.4 million, relating primarily to severance compensation and benefits, the write-off of facilities and fixed assets and other restructuring charges. At March 31, 1999, $8.9 million of the charge remained accrued on the Company's consolidated balance sheet. During the nine months ended March 31, 1999, the Company made approximately $10.3 million of cash payments relating primarily to severance and benefits. At March 31, 1999, the Company has approximately $8.9 million of remaining future cash payments relating to the restructuring charge taken during the second quarter of fiscal 1999. There will be further charges against the restructuring reserves established during the second quarter of fiscal 1999 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes this restructuring program.

        During the quarters ended March 31, 1998 and June 30, 1998, the Company announced plans to restructure its operations to focus more on its core etch and CMP product groups, and to exit its FPD and CVD operations. As a result of the restructurings, the Company reduced its global workforce by approximately 28% and downsized and consolidated its manufacturing operations and facilities. During fiscal 1998, the Company recorded a total restructuring charge of $148.9 million for severance compensation and benefits, the write-off of facilities, fixed assets and excess and obsolete inventory and other exit costs. At March 31, 1999, $25.6 million of the charge remains accrued on the Company's consolidated balance sheet. During the nine month period ended March 31, 1999, the Company made approximately $22.1 million of cash payments in connection with those fiscal 1998 charges, relating primarily to severance benefits and rent on idle facilities. At March 31, 1999, the Company has approximately $23.3 million of future cash payments relating to the restructurings. There will be further charges against the restructuring reserves established in fiscal 1998 during the remainder of fiscal 1999 and into fiscal 2000, as the Company completes these restructuring programs.

        Other (income) and expense, net decreased $1.7 million and $0.3 million, respectively, during the three and nine month periods of fiscal 1999, compared to the year-ago periods. During the first quarter of fiscal 1998, the Company issued $310.0 million of convertible subordinated notes ("the Notes") bearing interest at 5% which are due to mature on September 1, 2002. During the nine months ended March 31, 1999, the Company had a lower rate of return on its investments than during the comparable year-ago period, consistent with the lower interest rates prevailing in the U.S. market. In addition, during the third quarter of fiscal 1999, the Company incurred foreign currency translation losses compared to translation gains during the comparable year-ago period.

        Due to tax benefits from the Company's significant tax loss and credit carryovers being recorded in prior periods, Lam did not record any tax benefit during the first nine months of fiscal 1999.

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

        The Company relies heavily on its existing application software and operating systems. The Year 2000 compliance issue (in which systems do not properly recognize date sensitive information when the year changes to 2000) creates risks for the Company: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company has assembled a task force to review and assess internal software, data management, accounting, and manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. These reviews and corrective measures are intended to encompass all significant categories of internal systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company is also working with its significant suppliers of products and systems to assure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are Year 2000 compliant.

        With respect to internal systems, the Company has identified all critical systems necessary to the Company's operations and has asked suppliers to provide assurances that such systems are Year 2000 compliant, or to identify replacement or upgrade systems. In many instances, the Company has developed upgrades internally which will assure Year 200 compliance of these systems. With respect to suppliers' systems, the Company has received and is in the process of evaluating and assessing the adequacy of responses received, and requesting further responses and assurances where appropriate. This process is expected to be completed prior to the end of calendar 1999.

        The Company's next-generation enterprise resource planning and information system will replace many of the system operations currently being performed by existing internal system software. Implementation of this next-generation system is on schedule for completion during the second half of calendar 1999, and the Company has received assurances that it will be Year 2000 compliant. As a contingency, in the event implementation of the next generation system is delayed or experiences problems, the Company's internal system encompassing core manufacturing, service, sales, inventory and warranty operations, which will be replaced by the next-generation system, is currently Year 2000 compliant and can continue to support the Company's significant operational systems, if needed. Many of the Company's cash management and payroll operations are handled on an out-sourced basis, and the Company has received assurances that the systems providing these outsourced services are Year 2000 compliant. As separate internal systems affecting individual and group-level company operations are replaced or upgraded over time in the ordinary course of business, all such replacement or upgrade systems will be Year 2000 compliant. Such separate individual and group level internal systems are not believed to affect material operations of the Company and the cost to replace or upgrade such individual or group level internal systems in the ordinary course of business, though not fully known at this time, is not expected to be material. The Company does not track the internal costs incurred in connection with the Year 2000 compliance project. Substantially all such expenses have been, or will be, included in the operational expenditures of the effected groups.

        With respect to compliance of the products the Company supplies to its customers, the Company intends to adhere to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of US semiconductor manufacturers. The Company's compliance efforts and review and identification of corrective measures and contingency planning (where necessary) are substantially complete. The application systems and software of a significant number of the products currently supplied to the Company's customers are Year 2000 compliant, with the remainder expected to be so by the end of fiscal 1999. With respect to certain of the Company's products already installed in the field, the Company has determined that in most instances where the application systems and software are not Year 2000 compliant, there is either no appreciable effect or the effect during the product's operation is limited to certain aspects of the product's ability to report data concerning its operational parameters. However, the product's operation, manufacturing capabilities or quality are not affected. The Company is in the process of identifying and offering to customers product upgrades by the end of fiscal 1999, with the goal of resolving all material programs and systems prior to the Year 2000 date transition. In this regard, the Company is incurring, and will continue to incur throughout fiscal 1999, various costs to provide customer support regarding Year 2000 issues. Through the end of this third fiscal quarter, these costs have totaled less than $3 million, with total program costs estimated going forward and through completion to be less than $5 million. The Company estimates that most of these estimated costs going forward will be off-set by revenues from product upgrades and customer service and support. Accordingly, the full cost of these activities is not expected to be material and, to the extent will be borne by the Company, have already in large part been incurred by the Company.

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

        The Company believes that its Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses, and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business (whose installation otherwise in the normal course of business may be accelerated to provide solutions to Year 2000 compliance issues).

Liquidity and Capital Resources

        As of March 31, 1999, the Company had $354.2 million in cash, cash equivalents, short-term investments and restricted cash, compared with $448.5 million at June 30, 1998. The Company has a total of $100.0 million available under a syndicated bank line of credit which is due to expire in April 2001. Borrowings under the line of credit bear interest at the bank's prime rate or 0.55% to 0.95% over the applicable London Interbank Offered Rate. As of March 31, 1999, the Company has not borrowed against this line of credit.

        Net cash used in operating activities was $55.4 million for the nine months ended March 31, 1999. The Company used $9.3 million of working capital. Cash payouts relating to the fiscal 1998 and 1999 restructurings were approximately $32.4 million. Decreases in accounts payable and accrued liabilities were offset by decreases in accounts receivable and inventory, resulting in a use of cash of $9.3 million. Cash provided by investing activities was $128.7 million, which was primarily from the net sales of short-term investments. Capital expenditures, net of retirements, for the nine month period ended March 31, 1999 were $25.4 million. The Company used $13.7 million in financing activities from the principal payments of long-term debt and capital lease obligations of $22.7 million and the repurchase of common stock through the Company's employee stock purchase program of $13.2 million, offset by proceeds from the issuance of long-term debt of $12.1 million and proceeds from the issuance of common stock of $10.8 million. During the first quarter of fiscal 1999, the Company renegotiated a replacement facility for a Yen1.7 billion yen-denominated loan ($12.6 million), reducing the amount of available borrowing to Yen1.4 billion ($11.9 million at March 31, 1999).

        The Company's cash, cash equivalents, short-term investments and available lines of credit at the end of the third quarter of fiscal 1999 are considered adequate to support current levels of operations for at least the next twelve months.

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

        Volatility in the Semiconductor Equipment Industry

        The business of the Company depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. The semiconductor industry has been cyclical in nature and has historically experienced periodic downturns. During the past twelve months the semiconductor industry has been experiencing a severe slowdown of product demand and extreme volatility in product pricing. This slowdown and volatility caused the semiconductor industry to reduce or delay significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities. This slowdown and volatility is expected to continue throughout fiscal 1999; however, the Company has seen indications of a modest recovery. As previously described, lower levels of investment by the semiconductor manufacturers and pricing volatility will continue to affect materially the Company's aggregate bookings, revenues and operating results. Even during periods of reduced revenues, in order to remain competitive the Company will continue to invest in R&D and to maintain extensive ongoing worldwide customer service and support capabilities, which could adversely affect its financial results.

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

        Introduction of New Product

        During the second quarter of fiscal 1999, Lam began shipping units of its Teres(TM) CMP system, for which no revenue was recorded and that is expected to face significant competition from multiple current and future competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Ebara Corporation, IPEC, SpeedFam Corp. and Strasbaugh. Lam believes that other companies are developing polishing systems and are planning to introduce new products to this market.

        Product Concentration; Lack of Product Revenue Diversification

        A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a large percentage of the Company's revenues in the near term. Continued market acceptance of its primary products is therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of such products, if any, as a result of competition, technological change, failure of the Company to release new versions of these products on time, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

        Dependence Upon Key Suppliers and Key Distributors

        Certain of the components and subassemblies included in the products of the Company are obtained from a single supplier or a limited group of suppliers. The Company's key suppliers include Bullen Ultrasonics, Inc., which supplies electrodes, Edwards High Vacuum Inc., Lam's supplier of chillers, Brooks Automation, Inc., Lam's supplier of transport modules and robotics, Coors Technical Ceramics Company, which supplies ceramics, Dorsey Guage, Inc., which supplies electrostatic chucks, and Advanced Energy Industries, Lam's RF generator supplier. The Company purchases in excess of $500,000 of supplies on a monthly basis from these suppliers. Each of these suppliers has a one year blanket purchase contract under which Lam may issue purchase orders. These contracts may be renewed periodically. Each of these suppliers has sold products to Lam during at least the last four years, and there is no reason to expect that these contracts will not continue to be renewed in the future or otherwise replaced with competent alternative source suppliers. Management believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse effect on the Company's operating results and could result in damage to customer relationships.

        Highly Competitive Industry

        The semiconductor equipment industry is highly competitive. The Company expects to continue to face substantial competition throughout the world. A substantial investment is required by semiconductor manufacturers to install and integrate capital equipment into a semiconductor production line. The Company believes that as a result, once a semiconductor manufacturer has selected a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the specific production line application. Accordingly, Lam would expect to experience difficulty in selling to a given customer if that customer had initially selected or selects a competitor's equipment. The Company believes that to remain competitive, significant financial resources are required in order to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D.

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

        Competitors are expected to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced performance characteristics. If competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those sold or being developed by the Company, its ability to sell products to those manufacturers could be adversely affected. No assurance can be given that Lam will continue to compete successfully in the United States or worldwide.

        Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. In particular, while Lam currently is developing additional product enhancements that it believes will address customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed, at all or on a timely basis, or that these product enhancements will achieve market acceptance or be competitive. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

        International Sales

        International sales accounted for 51% and 55%, respectively, of net revenues for the first nine months of fiscal 1999 and 1998, and 55%, 57% and 63%, respectively, of net revenues for fiscal years 1998, 1997 and 1996. Historically, sales to the Asian regions have accounted for a substantial portion of international sales. Recent economic, banking and currency problems in the Asian regions have had and will continue to have a significant adverse impact on the Company's revenue and operations, including specifically revenues and operations for the remainder of fiscal 1999.

        Sales of products throughout the world are primarily denominated in United States dollars. In Korea, devaluation of the Won and difficulties by customers in obtaining credit have curtailed semiconductor equipment investment and have led to cancellation or delay of orders by the Company's customers.

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

        The impact of these and other factors on the Company's revenues and operating results in any future period is difficult to forecast. There can be no assurance that these and other factors relating to international sales and operations by the Company will not adversely affect future business and financial results.

        Potential Volatility of Common Stock Price

        The market price for Lam Common Stock has been volatile and it could continue to be subject to significant fluctuations in response to market or industry conditions generally, or specific variations in quarterly operating results, shortfalls in revenues or earnings from levels expected by securities analysts and other factors such as announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products by the Company or by the Company's competitors, government regulations, developments in patent or other proprietary rights, disruptions with key customers or the occurrence of political, economic or environmental events globally or in key sales regions. In addition, the stock market has in recent years experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stocks are traded. Recent fluctuations affecting Lam Common Stock have been tied in part to the Asian and Russian financial crises, actual or anticipated fluctuations in interest rates, and the price of and market for semiconductors. Broad market fluctuations, as well as economic conditions in the semiconductor industry, may adversely affect the market price of Lam Common Stock.

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

        In October 1993, Varian Associates, Inc. ("Varian") brought suit against Lam in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. The Company has asserted defenses of invalidity and unenforceability of the patents that are the subject of the lawsuit, as well as non-infringement of such patents by the Company's products. No trial date is currently scheduled. While litigation is subject to inherent uncertainties and no assurance can be given that Lam will prevail in such litigation or will obtain a license under such patents on commercially reasonable terms, or at all, if such patents are held valid and infringed by the Company's products. The Company believes that the Varian lawsuit will not have a material adverse effect on the Company's operating results or the Company's financial position.

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

        Year 2000 Compliance

        See discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 to 15.

        Restructurings and Consolidation of Operations

        The Company substantially restructured and consolidated its operations during the quarters ended March 31, 1998, June 30, 1998 and December 31, 1998. Implementation of these restructurings and consolidations involves several risks, including that of simplifying and modifying the Company's product line offerings, which will increase its dependence on fewer products and reduce overall sales.

        Although the Company believes that the actions it has taken and contemplates taking in connection with the restructurings and consolidations, including the reduction in workforce, the consolidation of manufacturing sales and service operations and the exiting from FPD and CVD operations, should help more closely align Lam with its business outlook, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs, or can be accomplished at specific or optimum values or on time or as intended. In addition, there can be no assurance that the size of the restructuring charges will not exceed current estimates. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively and timely managing and completing the restructurings and consolidations.

ITEM 3. Quantitative And Qualitative Disclosures about Market Risk

        For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

        See discussion in Intellectual Property Matters on pages 20 to 21.

ITEM 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10.66 Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

        Exhibit 27      Financial Data Schedule

(b)     Reports on Form 8-K

                The Company filed a Form 8-K on March 4, 1999 making an Item 5 disclosure to announce the Company's plan to repurchase up to 2,000,000 shares of its common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1999


                                       LAM RESEARCH CORPORATION



                                       By: /s/ Mercedes Johnson
                                           -------------------------------------
                                           Mercedes Johnson, Vice President,
                                           Finance and Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------

10.66 Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

27      Financial Data Schedule