Form 10-Q/A
period 1999-03-31
LAM RESEARCH CORP
filed 1999-05-27
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

                             LAM RESEARCH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (unaudited)


                                                            Nine Months Ended
                                                      -------------------------------
                                                       March 31,           March 31,
                                                          1999                1998
                                                      -----------         -----------
Cash flows from operating activities:
    Net loss                                          $  (124,262)        $   (78,711)
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
       Depreciation and amortization                       38,997              48,365
       Restructuring                                       34,141                --
       Deferred income taxes                                 --                 1,976
       Technology for research and
        development expense                                 5,000              12,100
       Change in certain working capital
        accounts                                           (9,314)             (7,876)
                                                      -----------         -----------
    Net cash used in operating activities                 (55,438)            (24,146)
    Cash flows from investing activities:
       Capital expenditures, net                          (25,376)            (30,447)
       Purchase of short-term investments              (2,691,166)         (7,016,491)
       Sale of short-term investments                   2,845,050           6,915,175
       Restricted cash                                       --               (52,000)
       Cash paid for acquisition of technology
        for research and development                       (3,000)             (9,000)
       Other                                                3,163               7,934
                                                      -----------         -----------
    Net cash provided by (used in)
     investing activities                                 128,671            (184,829)
                                                      -----------         -----------

    Cash flows from financing activities:
       Repayments of borrowings under
        line of credit                                       --               (35,000)
       Common stock repurchase                            (13,216)               --
       Sale of stock, net of issuance
        costs                                              10,780              15,225
       Proceeds from issuance of
        long-term debt                                     12,076             304,517
       Principal payments on long-term debt
        and capital lease obligations                     (22,676)            (22,446)
       Foreign currency translation adjustment               (657)                (77)
                                                      -----------         -----------
    Net cash provided by (used in)
     financing activities                                 (13,693)            262,219
                                                      -----------         -----------
  Net increase in cash and
    cash equivalents                                       59,540              53,244
  Cash and cash equivalents at beginning
    of period                                              13,509             140,872
                                                      -----------         -----------
  Cash and cash equivalents at end of
    period                                            $    73,049         $   194,116
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

Date: May 26, 1999


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