Form 10-K405
period 1999-06-30
LAM RESEARCH CORP
filed 1999-09-24
CIK 707549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-12933
                            ------------------------

                            LAM RESEARCH CORPORATION
            (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2634797
(STATE OR OTHER JURISDICTION OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

            4650 CUSHING PARKWAY,                                  94538
             FREMONT, CALIFORNIA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (510) 659-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing price of the Common Stock on September 1, 1999, as reported by the Nasdaq National Market, was approximately $1,903,367,000. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

     As of September 1, 1999, the Registrant had outstanding 39,061,385 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 1999 are incorporated by reference into
Part III of this Form 10-K Report. (The Report of the Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

                                     PART I

     The index to Exhibits is located on pages 62 to 65.

ITEM 1. BUSINESS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development ("R&D") and operating expenses, management's plans and objectives for current and future operations of the Company, the effects of the Company's reorganization and consolidation of operations and facilities, the ability of the Company to complete contemplated reorganizations or consolidations on time or within anticipated costs and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading Risk Factors within the section of this report entitled Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other documents the Company files from time to time with the Securities and Exchange Commission; specifically, the Company's quarterly reports on Forms 10-Q and the Company's current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

THE COMPANY

     Lam Research Corporation ("Lam" or the "Company") designs, manufactures, markets and services semiconductor processing equipment used in the fabrication of integrated circuits. Lam is recognized as a leading supplier of front-end wafer processing equipment to the worldwide semiconductor industry. The Company's products are used selectively to etch away portions of various films ("etch") to create an integrated circuit. Etch processes, which are repeated numerous times during the fabrication cycle, are required to manufacture every type of semiconductor device produced today. With the acquisition of OnTrak Systems, Inc. ("OnTrak"), completed in August 1997, Lam has added both chemical mechanical planarization ("CMP") and post-CMP wafer cleaning product lines. CMP is currently the planarization technology of choice for manufacturing sub-0.35 micron integrated circuits with multiple metal layers.

     Lam sells a broad range of plasma ("dry") etch products to address specific applications. The etch product portfolio includes the Exelan(TM) system and Rainbow(TM)("Rainbow") and TCP(R) product lines. Lam's TCP etchers utilize a high-density plasma process to etch device features down to 0.18 micron and below. Most of the Company's current etch products are available as stand-alone systems or as process modules ("PMs") used on Lam's Alliance(TM) ("Alliance") multi-chamber cluster platform. The Company markets both the DSS-200(R) and Synergy(TM) product lines of post-CMP wafer cleaners, which are used to remove residual slurries and other contaminants from wafer surfaces, both after CMP polishing and before and after essential semiconductor process steps. Lam's Teres(TM) CMP polishing system leverages Lam's post-CMP wafer cleaning expertise to provide the Company's first fully integrated polishing and cleaning solution.

PRODUCTS

     Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. The five basic steps of semiconductor wafer fabrication include photolithography, deposition, etch, CMP and post-CMP wafer cleaning. Quality assurance tests are often conducted between each step. Lam products are currently used in three important steps in the front-end of the wafer processing manufacturing cycle: etch, CMP and post-CMP wafer cleaning. Most of the Company's current etch products are available as stand-alone systems or as PMs used on the Alliance multi-chamber cluster platform. Lam also supplies advanced control system software with all systems for production management.

  Etch Products

     The etch process defines line-widths and other micro features on integrated circuits. Plasma etching was developed to meet the demand for device geometries smaller than three microns. Plasma consists of ions and neutral species that react with exposed portions of the wafer to produce the finely delineated features and patterns of the integrated circuit. Today, manufacturers of advanced integrated circuits require etch systems that create features of 0.25 micron and below (approximately 1/300 the thickness of a human hair). In the near future, systems capable of producing devices with feature sizes smaller than 0.20 micron will be needed. In addition to continually shrinking feature sizes, advanced manufacturing facilities are now producing integrated circuits on 200 mm (8 inch diameter) silicon wafers, but a transition is in progress that will increase standard wafer diameters to 300 mm (12 inches). To accommodate these decreasing line-widths and anticipated increasing wafer diameters, manufacturers will increasingly require more precise control over the etching process. Lam's family of etch systems incorporates plasma technologies designed to meet both current and future needs.

     Rainbow(TM). The first Rainbow etch single chamber system was introduced in 1987. The Rainbow series of products addresses processes that utilize wafer sizes up to 200 mm and feature line-width sizes as small as 0.18 micron in some cases. The Rainbow product line, also available on the Alliance platform, includes the Rainbow 4400, 4500, 4600 and 4700 system series for etching of different films. These systems are designed to accommodate certain hardware and process enhancements.

     4520XLE(TM) and Exelan(TM). The 4520XLE is a dual frequency oxide etch system that offers an extended process window and capabilities for sub-0.25 micron geometries. The 4520XLE is well suited for next-generation etch regimes associated with copper damascene processes. The Exelan is Lam's latest oxide etch system offering, announced in June 1999. It provides all the process flexibility and advanced etch capabilities of Lam's proven dual frequency systems at a low cost of ownership.

     TCP(R). Lam's TCP product line of high-density, low-pressure etch systems, which was introduced in late 1992, incorporates the Company's patented Transformer Coupled Plasma(TM) source technology, which is now being used for etching 0.25 micron and smaller geometries. The Company currently offers the TCP 9600SEII and TCP 9600PTX, generally for metal etch applications, the TCP 9400SEII and TCP 9400PTX, generally for polysilicon, polycide and shallow trench isolation ("STI") etch applications, and the TCP 9100PTX, generally for oxide etch applications. These systems are currently used in the production of a broad range of advanced logic and memory devices, while R&D has demonstrated their continued application in advanced next-generation features and production, such as STI. The TCP series operates at low pressures for improved pattern control and high plasma density for higher etch rates. The TCP systems are available as a standalone, single wafer configuration or in conjunction with the Alliance multi-chamber cluster platform.

  CMP Product

     Teres(TM). Lam developed the Teres CMP integrated polishing and cleaning system with Linear Planarization Technology(TM) ("LPT(TM)"), which uses a high-speed belt instead of the rotating table used in conventional polishers. LPT offers a wider process window and more flexible polishing options than conventional systems. Lam has designed the Teres system to planarize patterned films with higher removal rates and better uniformity and planarity than conventional systems currently offer. The Teres is supplied with an integrated Synergy(TM) post-CMP cleaning system (see discussion below) to provide dry in/dry out production.

  Post-CMP Wafer Cleaning Products

     DSS-200(R). The DSS-200 cleaning system has a number of features that distinguish it from competitive cleaning methods. Double-sided scrubbing technology with chemical cleaning simultaneously scrubs both sides of the wafer with proprietary brushes top and bottom, while limiting contact that can contaminate the backside of the wafer. For selected applications, brush cleaning systems provide significant advantages over traditional batch wet bench cleaning and ultrasonic cleaning systems, including improved cleaning efficiency, reduced chemical usage, a smaller footprint and greater process flexibility. In addition, single wafer processing minimizes the risks inherent in processing wafers in batches.

     Synergy(TM). Synergy products combine double-sided scrubbing technology and Chemical Mechanical Cleaning ("CMC"(TM)) technology to perform mechanical cleaning and chemical cleaning simultaneously in a single-step process. The applications for the Synergy family include oxide, STI, tungsten and copper cleaning. In response to the worldwide demand for a dry in/dry out CMP solution, Lam provides the Synergy Integra(TM) which incorporates advanced cleaning technology with a platform that integrates the polisher and cleaner. Integrated systems are the result of partnerships between Lam and key polishing vendors.

     "Lam", "Transformer Coupled Plasma", "Teres", "Exelan", "4520XLE", "Rainbow", "Advanced Capability Rainbow", "Alliance", "Linear Planarization Technology", "LPT", "CMC", "Synergy", "OnTrak" and "Synergy Integra" are trademarks of Lam Research Corporation. "TCP", "Lam Research" and "DSS-200" are registered trademarks of Lam Research Corporation.

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

     The Company's net R&D expenses during fiscal 1999, 1998 and 1997 were approximately $142.5 million, $206.5 million and $192.3 million, respectively, and represented 22.0%, 19.6% and 17.9% of total revenue, respectively. Current projects include the continued development of advanced etch, CMP and post-CMP wafer cleaning products.

     The Company expects to continue to make substantial investments in R&D. The Company also must manage product transitions successfully, as introductions of new products could adversely affect sales of existing products. There can be no assurance that future technologies, processes or product developments will not render the Company's existing or anticipated product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products and processes in a timely manner which will satisfy customer needs or achieve market acceptance. The failure to do so could adversely affect the Company's business.

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

     The Company has more than 40 sales and support centers located throughout the United States, Europe, Japan and Asia Pacific, through which direct sales personnel sell and service the Company's products. The Company offers its customers a comprehensive warranty package on all released products.

     Export sales accounted for approximately 33%, 39% and 42% of net sales in fiscal 1999, 1998 and 1997, respectively. Export sales consist of sales from the Company's U.S. operating subsidiary to non-affiliated customers in non-U.S. countries. During fiscal 1999, 1998 and 1997, the Company downsized its worldwide operations and in fiscal 1998, it discontinued its manufacturing operations in Korea. A significant portion of the Company's sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows. Reference is made to Note C of the Company's Consolidated Financial Statements, included in Item 8 herein, for further information concerning export sales, which information is incorporated herein by this reference.

CUSTOMERS

     The Company's customers include certain of the world's leading semiconductor manufacturers. In fiscal 1999 and 1997, no individual customer accounted for more than 10% of Lam's total revenue. Revenue from Intel Corporation accounted for 12% of total revenue in fiscal 1998.

     The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. During calendar 1998, the semiconductor industry experienced a slowdown resulting from depressed DRAM pricing and manufacturing over-capacity. This caused semiconductor manufacturers to reduce their capital equipment investments, and in certain cases customers have either rescheduled or canceled capital equipment purchases. Also, during calendar 1998, the Asian regions were faced with difficulties in their financial markets, which have also had an adverse impact on the ability of Asian customers to purchase capital equipment. No assurance can be given that the Company's revenue and operating results will not be further adversely affected if downturns in the semiconductor industry and difficulties in the Asian regions' financial markets continue or slowdowns in the U.S. or European economies occur.

BACKLOG

     The Company schedules production of its systems based upon order backlog and customer commitments. Included in backlog for the Company are orders for which written authorizations have been accepted and shipment dates have been assigned. The Company's policy on backlog is to make adjustments to reflect customer push-outs and deferrals of delivery dates, as well as cancellations, so that only those orders for which equipment is scheduled to be shipped within 12 months are reflected in the Company's published backlog amounts. As of June 30, 1999 and 1998, the Company's order backlog was approximately $233 million and $130 million, respectively. During calendar 1998, the semiconductor market experienced a slowdown as a result of depressed DRAM pricing, over-capacity and the financial crisis in Asia. This slowdown caused certain semiconductor manufacturers to delay their capital equipment purchase decisions and, in certain cases, to reschedule or cancel capital equipment purchases. All orders of the Company's products are subject to cancellation by the customer, in some cases with limited penalty. Because some orders are received for systems to be shipped in the same quarter and because of possible customer changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

     The Company maintains facilities in Fremont, California for the manufacture of its etch, CMP and post-CMP wafer cleaning products. In fiscal 1998, the Company discontinued its manufacturing activities in Wilmington, Massachusetts and in CheonAn, Korea.

     The Company's manufacturing operations consist of assembling and testing components and subassemblies that are then integrated into finished systems. Once manufacturing has completed final testing of all electronic and electromechanical subassemblies that make up one of the Company's products, the completed system is process-tested with standard Lam processes. The final assembly and testing of the Company's products are conducted in cleanroom environments where personnel are properly attired to reduce particulate contamination. Prior to shipping a completed system, customer representatives may perform acceptance tests at Lam's facility. After passing these acceptance tests, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

     During fiscal 1999, the Company entered into a five year manufacturing agreement with Yokogawa Electric Corporation ("Yokogawa"). Under the terms of the agreement, Yokogawa assembles transport modules ("TMs") from kits supplied by Lam's Fremont manufacturing operations. Yokogawa integrates these TMs with completed process modules provided by Lam, provides final test services for the completed machine and ships them to Lam's customers in Japan.

     The Company is subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. The Company believes that it is in general compliance with these regulations and that it has obtained (or will obtain or is otherwise addressing) all necessary environmental permits to conduct its business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production, cessation of operations or reduction in product acceptance. Additionally, complying with such regulations could require the Company to alter current operations, or acquire significant equipment or incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use, sale or transport of, or adequately to restrict the discharge or disposal of, hazardous substances could subject the Company to future liabilities.

EMPLOYEES

     As of September 1, 1999, the Company had approximately 2,750 full-time employees. None of the Company's employees is represented by a union and the Company has never experienced a work stoppage. Management considers its employee relations to be good.

     Each employee of the Company has signed agreements to maintain the confidentiality of the Company's proprietary information, and most key employees have stock or stock option arrangements with the Company that provide for the vesting of their interests over several years.

COMPETITION

     The semiconductor manufacturing equipment industry is highly competitive. The Company faces substantial competition throughout the world. Management believes that to remain viable it will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process R&D. Certain of the Company's existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support organizations. Lam expects its competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price and performance characteristics. If the Company's competitors enter into strategic relationships with leading semiconductor manufacturers covering etch, CMP or post-CMP wafer cleaning products similar to those sold by the Company, its ability to sell its products to those manufacturers could be adversely affected. No assurance can be given that the Company will continue to compete successfully in the United States or worldwide.

     The Company faces significant competitive factors in the etch equipment market, including etch quality, repeatability, process capability and flexibility, and overall cost of ownership, which may be effected by factors such as reliability, software automation, throughput, customer support and system price. Although Lam believes that it competes favorably with respect to many of these factors, the Company's ability to compete successfully in this market will depend upon its ability to introduce product enhancements and new products on a timely basis. There can be no assurance that the Company will continue to compete successfully in the future. In the etch equipment market, the Company's primary competitors are Applied Materials, Inc., Tokyo Electron Limited ("TEL") and Hitachi Ltd.

     The Teres CMP system developed by the Company faces significant competition from multiple current and future competitors. Companies currently offering CMP systems include Applied Materials, Inc., Ebara Corp., SpeedFam-IPEC, Inc., and Strasbaugh.

     In CMP slurry removal and cleaning applications, Lam's competitor's include DaiNippon Screen Manufacturing Co. Ltd. and VERTEQ.

PATENTS AND LICENSES

     The Company has a policy of seeking patents on inventions governing new products and processes developed as part of its ongoing research, engineering and manufacturing activities. Lam holds United States patents and corresponding foreign patents covering various aspects of its products. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Lam's patents which cover material aspects of its current core products have current durations ranging from approximately 9 to 16 years. Lam believes that although the patents it holds and may obtain will be of value, they will not alone determine the Company's success, which depends principally upon its engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to imitate its products, manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to the Company's products and processes. The sale of products covered by such patents could require licenses that may not be available on acceptable terms, or at all.

     From time to time, Lam has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. In such cases, it is the policy of the Company to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that Lam will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results. For further discussion of legal matters see Item 3 "Legal Proceedings".

EXECUTIVE OFFICERS OF THE COMPANY

     As of September 24, 1999, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

                    NAME                      AGE              POSITION WITH THE COMPANY
                    ----                      ---              -------------------------
James W. Bagley.............................  60    Chairman and Chief Executive Officer
Stephen G. Newberry.........................  46    President and Chief Operating Officer
Mercedes Johnson............................  45    Vice President, Finance and Chief Financial
                                                    Officer
Hsui-Sheng (Way) Tu.........................  42    President, Asia Operations
David E. Bayly..............................  48    Vice President, North America and Europe Sales
                                                    and Field Operations
Gregor A. Campbell..........................  40    Vice President and General Manager, Etch
                                                    Products Organization
Craig Garber................................  41    Vice President, Corporate Finance and Treasurer
Richard H. Lovgren..........................  45    Vice President, General Counsel and Secretary

     James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the Merger with OnTrak. Effective September 1, 1998, Mr. Bagley was appointed Chairman of the Board of Lam. Mr. Bagley currently is a director of KLA-Tencor Corporation, Teradyne, Inc., Kulicke & Soffe Industries, Inc., Micron Technology, Inc. and SEMI/SEMATECH. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, most recently as Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley held various management positions at Texas Instruments, Inc. before he joined Applied Materials, Inc.

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

     Mercedes Johnson joined the Company in April 1997. She was formerly Vice President and Worldwide Operations Controller of Applied Materials, Inc., where she also served as Senior Director and Worldwide Business Operations Controller, Director and Senior Controller for Chemical Vapor Deposition ("CVD") and Etch Technologies Group, Manager of International Treasury and Division Controller of Etch Products Division. Prior to joining Applied Materials, Inc., Ms. Johnson held senior finance and controller positions at Nanometrics, Inc., NCR Corporation and Hewlett-Packard Company.

     Hsui-Sheng (Way) Tu joined the Company in 1983 and has held various positions with the Company. In August 1997, Mr. Tu was appointed President, Asia Operations. In 1996, Mr. Tu was named President of Lam, which position he held until August 1997. In 1994, Mr. Tu was named Vice President of the Oxide Etch Business Unit. In 1992, he was named Vice President of Asian Operations. Before joining the Company, Mr. Tu was Process Engineering Supervisor for Fairchild Semiconductor.

     David E. Bayly joined the Company in February 1998 as Vice President, North America and Europe Sales and Field Operations. He was formerly Vice President of Sales at Tencor Instruments, Inc. Mr. Bayly has also previously held executive positions at Novellus Systems, Inc. Mr. Bayly's career started at Hewlett-Packard Company and he has been in the semiconductor equipment business since 1982.

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

ITEM 2. PROPERTIES

     The Company's executive offices and principal manufacturing and R&D facilities are located in Fremont, California, and currently are under leases expiring from 2000 to 2014. As a result of the restructurings of its operations, the Company has excess unoccupied facilities. The Company has subleased some of these idle facilities and is attempting to sublease the remainder of these idle facilities in Fremont and San Jose, California.

     In addition, the Company leases office space for its service and sales personnel throughout the United States, Europe, Japan and Asia Pacific. The Company has subleased, or is negotiating subleases, with respect to certain of those facilities as part of its restructurings and consolidation.

     The Company's fiscal 1999 rental payments for the facilities occupied as of June 30, 1999, aggregated approximately $19.6 million and are subject to periodic increases. The Company believes that its existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     In October, 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and Lam's infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether Lam's infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. To date, however, there has been no determination as to the actual scope of those claims, or whether Lam's products have infringed or are infringing Varian's patents. A trial date is currently scheduled for March 2000. Furthermore, there have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on the Company's operating results or the Company's financial position.

     In September, 1999 Tegal Corporation ("Tegal") brought suit against the Company in the United States District Court, for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Tegal. Specifically, Tegal identified the Company's 4520XL and Exelan products as infringing the patents Tegal is asserting. To date, however, there has been no determination as to the actual scope of those claims or whether Lam's products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on the Company's operating results or the Company's financial position.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from "Item 6. Selected Financial Data," below.

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEAR ENDED JUNE 30,
                                 ---------------------------------------------------------------
                                   1999          1998          1997          1996         1995
                                 ---------    ----------    ----------    ----------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS:
Total revenue..................  $ 647,955    $1,052,586    $1,073,197    $1,332,713    $836,581
Gross margin...................    233,364       374,142       349,793       643,198     406,874
Restructuring charges..........     53,372       148,858         9,021            --          --
Purchased technology for
  research and development.....      5,000        12,100            --            --          --
Merger costs...................         --        17,685            --            --          --
Operating income (loss)........   (113,201)     (180,924)      (60,776)      218,855     119,945
Net income (loss)..............   (112,913)     (144,599)      (30,676)      145,878      90,279
Net income (loss) per share
  Basic........................  $   (2.93)   $    (3.80)   $    (0.83)   $     4.32    $   3.07
  Diluted......................  $   (2.93)   $    (3.80)   $    (0.83)   $     3.95    $   2.65
BALANCE SHEET:
Working capital................  $ 494,875    $  603,580    $  462,171    $  516,162    $343,410
Total assets...................    979,451     1,150,772     1,035,049     1,031,497     698,416
Long-term obligations, less
  current portion..............    326,500       334,174        46,592        54,099      97,399
Mandatorily redeemable
  preferred stock..............         --            --            --            --       6,522

                                   1ST               2ND                3RD                4TH
                              --------------    --------------    ---------------    ---------------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERLY 1999
Total revenue...............  $      142,199    $      141,895    $       152,976    $       210,885
Gross margin................          50,156            47,092             54,302             81,814
Restructuring charges.......              --            53,372                 --                 --
Purchased technology for
  research and
  development...............              --             5,000                 --                 --
Operating income (loss).....         (26,794)          (82,850)           (14,624)            11,067
Net income (loss)...........         (26,772)          (82,766)           (14,724)            11,349
Net income (loss) per share
  Basic.....................  $        (0.70)   $        (2.16)   $         (0.38)   $          0.28
  Diluted...................  $        (0.70)   $        (2.16)   $         (0.38)   $          0.28
Price range per share.......  $9.38 - $21.19    $8.38 - $22.50    $18.06 - $39.25    $26.06 - $47.00

                                     1ST               2ND               3RD               4TH
                               ---------------   ---------------   ---------------   ---------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERLY 1998
Total revenue...............   $       289,926   $       292,056   $       240,018   $       230,586
Gross margin................           112,986           113,096            67,989            80,071
Restructuring charges.......                --                --            84,896            63,962
Purchased technology for
  research and
  development...............                --                --            12,100                --
Merger costs................            17,685                --                --                --
Operating income (loss).....           (12,080)            5,167          (105,847)          (68,164)
Net income (loss)...........           (12,172)            3,525           (70,064)          (65,888)
Net income (loss) per share
  Basic.....................   $         (0.32)  $          0.09   $         (1.84)  $         (1.72)
  Diluted...................   $         (0.32)  $          0.09   $         (1.84)  $         (1.72)
Price range per share.......   $36.25 - $67.44   $25.13 - $49.75   $21.38 - $32.25   $18.56 - $32.38

---------------
Stock and Dividend Information:

The Company's Common Stock is traded in the over-the-counter market under the Nasdaq National Market symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

As of June 30, 1999, the Company had 739 stockholders of record.

No cash dividends have been declared, or are anticipated to be paid by the Company, as all available funds are intended to be employed in the operation of the business. Additionally, certain of the Company's bank agreements restrict the payment of dividends.

See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to the Company's future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of R&D and operating expenses, management's plans and objectives for current and future operations of the Company, the effects of the Company's on-going reorganization and consolidation of operations and facilities, the ability of the Company to complete contemplated reorganizations or consolidations on time or within anticipated cost and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents the Company files from time to time with the Securities and Exchange Commission; specifically, the Company's quarterly reports on Forms 10-Q and the Company's current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. The Company undertakes no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes presented thereto on pages 32 to 57 of this Form 10-K for a full understanding of the Company's financial position and results of operations.

RESULTS OF OPERATIONS

     FISCAL 1999 VS. 1998

  Total Revenue

     Total revenue for the fiscal year ended June 30, 1999 was 38% lower compared to the prior fiscal year. During calendar 1998, the semiconductor equipment market experienced a downturn brought on in large part by depressed DRAM pricing, production overcapacity and the difficulties in the Asian financial markets. During the second half of fiscal 1999, the semiconductor equipment industry began to show signs of a slow and moderate recovery. Lam's quarterly revenue also began to increase during the second half of fiscal 1999; however, the fiscal 1999 revenue for each quarterly period was still lower than the quarterly revenue achieved during each quarter of fiscal 1998. Sales for all of Lam's products decreased when compared to the prior year. Lam's single-chamber etch products experienced the greatest decrease. The Company's products sales continued to shift from the single-chamber etch to the multi-chamber cluster products. The decrease in the sale of single-chamber etch systems represented approximately 62% of the total decrease in total revenue.

     Regional geographic breakdown of revenue is as follows:

                                                          YEAR ENDED
                                                           JUNE 30,
                                                         ------------
                                                         1999    1998
                                                         ----    ----
North America..........................................  46%     45%
Europe.................................................  21%     18%
Asia Pacific...........................................  25%     30%
Japan..................................................   8%      7%

     The decrease in revenue from the Asia Pacific region was largely the result of the difficulties surrounding its financial markets during calendar 1998, as well as overcapacity in the DRAM markets.

     The semiconductor equipment industry appears to have started a slow and moderate recovery in fiscal 1999. The Company believes that revenues will increase moderately on a quarterly basis for at least the first half of fiscal 2000 compared to the revenue level achieved during the fourth quarter of fiscal 1999.

  Gross Margin

     The Company's gross margin percentage increased slightly to 36.0% for fiscal 1999, compared to 35.5% for fiscal 1998. During fiscal 1998, the Company incurred a charge of $31.9 million to write-off inventory related to the exited CVD and Flat Panel Display ("FPD") operations. However, the fiscal 1999 gross margin percentages were unfavorably impacted by the Company's lower sales volume compared to fiscal 1998 and continued competitive pricing pressures. During the second half of fiscal 1999, the gross margin percentage began to increase as a result of the Company's continued cost reductions in manufacturing and economies of scale achieved by higher revenues. Lam believes that its fiscal 2000 gross margins will increase moderately due to volume increases and the result of the Company's new "lean" manufacturing process.

  Research and Development

     R&D expenses for the fiscal year ended June 30, 1999 were 22.0% of total revenue, compared to 19.6% of total revenue for the prior fiscal year, due to significantly lower revenue rates, even though R&D expenses decreased 31.0% in fiscal 1999 compared to fiscal 1998. The Company's overall downsizing activities, including the Company's exiting of the FPD and CVD operations during calendar 1998, largely contributed to the overall decline in R&D expenses in absolute dollars, which were, however, partially offset by increased levels of spending related to the Company's CMP products. The Company expects to continue to make substantial investments in R&D in fiscal 2000.

  Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses were 22.5% of total revenue for fiscal 1999, as compared to 19.2% of total revenue for the prior fiscal year, but decreased in absolute dollars from $201.9 million in fiscal 1998 to $145.7 million in fiscal 1999. The reduction in SG&A expenses is largely a result of the fiscal 1999 and 1998 restructuring programs and management's continuing efforts to improve administrative efficiencies.

  Fiscal 1998 Restructuring Charge

     The Company's business overall outlook in late January 1998 was that the industry had entered into a steep downturn brought on by depressed DRAM pricing and the Asia financial crisis. The Company therefore announced a set of restructuring activities in a news release on February 12, 1998. At that time, the Company's assessment, related to industry conditions, was that its revenues for the March and June 1998 quarters would decline by approximately 20%. The Company's restructuring plans aligned its cost structure to its level of revenues by exiting its CVD business and all of its Flat Panel Display ("FPD") business, consolidating its manufacturing facilities and substantially reducing its remaining infrastructure and workforce. The Company's actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame, industry conditions further deteriorated and the outlook for future quarters significantly worsened. The Company projected revenues to decrease to a run-rate of approximately $180 million per quarter and determined it needed once more to reduce its cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998. During fiscal 1998, the Company recorded a total restructuring charge of $148.9 million relating to severance and benefits, lease payments on vacated facilities, the write-off of fixed assets, excess and obsolete inventory, credits on returned equipment and other exit costs. As a result of the fiscal 1998 restructurings, the Company reduced its global workforce by approximately 28%. During fiscal 1999, the Company recorded an adjustment to the restructuring reserve of $1.5 million for the recovery of a previously written-off machine. At June 30, 1999, a total of $25.0 million of restructuring-related accruals remained on the Company's balance sheet, of which $10.8 million, $12.4 million and $1.8 million, respectively, relate to future severance and benefit cash payments, lease payments and credits on returned equipment. There will be further charges against these restructuring reserves established, as the Company completes this restructuring program.

     Below is a table summarizing restructuring activity relating to the fiscal 1998 restructurings:

                                                  LEASE                   EXCESS
                                    SEVERANCE    PAYMENTS    ABANDONED      AND      CREDITS ON    OTHER
                                       AND      ON VACATED     FIXED     OBSOLETE     RETURNED     EXIT
                                    BENEFITS    FACILITIES    ASSETS     INVENTORY   EQUIPMENT     COSTS     TOTAL
                                    ---------   ----------   ---------   ---------   ----------   -------   --------
                                                                     (IN THOUSANDS)
Fiscal year 1998 provision........  $ 40,317     $16,998     $ 47,341    $ 31,933     $ 6,547     $ 5,722   $148,858
Cash payments.....................    (9,766)     (1,518)          --          --          --          --    (11,284)
Non-cash charges..................        --          --      (47,341)    (31,933)     (4,135)     (5,722)   (89,131)
                                    --------     -------     --------    --------     -------     -------   --------
Balance at June 30, 1998..........    30,551      15,480           --          --       2,412          --     48,443
Adjustment........................        --          --           --          --       1,528          --      1,528
Cash payments.....................   (19,777)     (3,039)          --          --      (2,150)         --    (24,966)
                                    --------     -------     --------    --------     -------     -------   --------
Balance at June 30, 1999..........  $ 10,774     $12,441     $     --    $     --     $ 1,790     $    --   $ 25,005
                                    ========     =======     ========    ========     =======     =======   ========

  Fiscal 1999 Restructuring Charge

     During the quarter ended September 30, 1998, the semiconductor equipment market contracted beyond the anticipated $3.2 billion revenue level to $2.6 billion according to Dataquest. The Company's shortfall of revenues during the September, 1998 quarter was in line with the industry as a whole, and resulted in revenues falling to $142.2 million for the quarter ended September 30, 1998. At that point in time, the Company projected that its quarterly revenues would remain closer to the $140 - $150 million levels for at least the next several quarters. This necessitated another restructuring plan and further cost reductions through employee terminations, facilities consolidations, a contraction of operating activities and the write-off of vacated plant related assets. This plan was announced and publicly communicated on November 12, 1998. During the second quarter of fiscal 1999, the Company recorded a restructuring charge of $53.4 million, relating to severance compensation and benefits for involuntarily terminated employees worldwide (representing approximately 15% of the global workforce), lease payments on abandoned facilities, the write-off of related leasehold improvements and fixed assets and credits on returned equipment. At June 30, 1999, $10.9 million of this charge remains accrued on the Company's consolidated balance sheet of which $4.9 million relates to severance and benefits, $0.7 million relates to lease payments on vacated facilities and $5.4 million relates to credits on returned equipment. There will be further charges against this restructuring reserve in fiscal 2000, as the Company completes the restructuring program.

     Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:

                                                       LEASE
                                        SEVERANCE     PAYMENTS     ABANDONED    CREDITS ON
                                           AND       ON VACATED      FIXED       RETURNED
                                        BENEFITS     FACILITIES     ASSETS      EQUIPMENT      TOTAL
                                        ---------    ----------    ---------    ----------    -------
                                                               (IN THOUSANDS)
Fiscal year 1999 provision............   $16,521       $1,125       $28,141       $7,585      $53,372
Cash payments.........................   (11,663)        (440)           --         (258)     (12,361)
Non-cash charges......................        --           --       (28,141)      (1,959)     (30,100)
                                         -------       ------       -------       ------      -------
Balance at June 30, 1999..............   $ 4,858       $  685       $    --       $5,368      $10,911
                                         =======       ======       =======       ======      =======

     The Company's restructuring actions in fiscal 1999 and 1998 were expected to reduce its quarterly spending rate by approximately $11.0 million and $35.0 million, respectively, for salaries, benefits and employee-related expenses, and by approximately $6.0 million and $6.6 million, respectively, related to facility and depreciation costs. The Company has carried-out, and continues to carry-out, its restructuring activities according to its original plans and timelines and it believes that the anticipated cost reductions did not vary and will not materially from its original expectations and plans. The Company intends to operate at levels of spending that are consistent with its ability to generate revenues. Therefore, spending levels may increase or decrease depending upon the Company's assessment of its current needs. The Company does not believe that its decision to exit the CVD and FPD business will have a material impact on its ability to generate future revenue growth.

  Purchased Technology for R&D

     During the third quarter of fiscal 1998, Lam purchased a non-exclusive license for Trikon's MORI(TM) source technology. Lam recorded a charge of $12.1 million for the initial payment of the license and for the purchase of an R&D system from Trikon. During fiscal 1999, $5.0 million in additional fees for the purchase of a non-exclusive license for MORI source technology became payable (separate from royalties owed on shipments of MORI source-based systems determined by rates prescribed in the license). This completes the purchase payments for this technology. The technology is being used in a single discrete etch product development project and has no future alternative use.

  Other Income, net

     Other income, net of $0.3 million in fiscal 1999 decreased from $1.8 million in fiscal 1998, due largely to the increase in interest expense as a result of a full year's interest expense associated with the Company's $310.0 million Convertible Subordinated Notes (the "Notes"). The Notes, which were issued in August 1997, bear interest at five percent and are due to mature on September 1, 2002. During the fiscal year ended June 30, 1999, the Company also had a lower rate of return on its investments than during the previous fiscal year, consistent with the lower interest rates prevailing in the U.S. market.

  Tax Benefit

     For fiscal year 1999, Lam did not record an income tax benefit on the loss before income taxes as compared to a tax benefit of $34.5 million recorded for fiscal year 1998. No net tax benefit was recorded in fiscal 1999 because it was offset by a valuation allowance. At June 30, 1999, the Company has gross deferred tax assets arising from non-deductible temporary differences, tax loss and tax credit carryforwards of $202.0 million. The gross deferred tax assets are offset by a valuation allowance of $84.7 million and deferred tax liabilities of $9.9 million. Realization of the majority of the net deferred tax assets is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. Management will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

  Transition to Single European Currency

     The Company established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. Lam met all related legal requirements by January 1, 1999, and expects to meet all legal requirements through the transition period. Lam does not expect the cost of any related system modifications to be material and does not currently expect that the introduction and use of the Euro will materially affect its foreign exchange and hedging activities, or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro has or will have a material adverse impact on the Company's financial condition or results of its operations.

  Year 2000 Issues

     The Company relies heavily on its existing application software and operating systems. The Year 2000 compliance issue (in which systems do not properly recognize date-sensitive information when the year changes from 1999 to
2000) creates risks for the Company: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address the issue, the Company has assembled a task force to review and assess internal software, data management, accounting, manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. These reviews and corrective measures are intended to encompass all significant categories of internal systems used by the Company, including data management, accounting, manufacturing, sales, human resources and operational software and systems. The Company is also working with its significant suppliers of products and systems to ensure that the products and systems supplied to the Company, and the products the Company supplies to its customers, are Year 2000-compliant.

     The Company has identified all critical systems necessary to the Company's internal system operations and has asked suppliers to provide assurances that such systems are Year 2000-compliant, or to identify replacement or upgrade systems. In many instances, the Company has developed upgrades internally which will assure Year 2000 compliance of these systems. With respect to Year 2000 compliance of our suppliers' systems, the Company is in the process of evaluating and assessing the adequacy of responses from its various suppliers, and requesting further responses and assurances where appropriate. This process is largely complete and is expected to be fully completed by the end of calendar 1999.

     The Company's existing internal systems encompassing core manufacturing, service, sales, inventory and warranty operations, which will be replaced by the next-generation system, are currently Year 2000-compliant and can continue to support the Company's significant operational systems, as needed. Many of the Company's cash management and payroll operations are handled on an out-sourced basis, and the Company has received written assurances from its providers that the systems providing these outsource services are Year 2000-compliant. As separate internal systems affecting individual and group-level company operations are replaced or upgraded over time in the ordinary course of business, all such replacement or upgrade systems will be Year 2000-compliant. Such separate individual and group level internal systems are not believed to affect material operations of the Company and the cost to replace or upgrade such individual or group level internal systems in the ordinary course of business, though not fully known at this time, is not expected to be material. The Company does not separately track and budget the internal costs incurred in connection with the Year 2000 compliance project. Substantially all such expenses have been, or will be, included in the operational budgets of the effected groups. The Company's next-generation enterprise resource planning and information system will replace many of the system operations currently being performed by existing internal system software. Implementation of this next-generation system is now scheduled for completion during the first half of calendar 2000, and the Company has received assurances that it will be Year 2000-compliant.

     With respect to compliance of the products the Company supplies to its customers, the Company adheres to Year 2000 test case scenarios established by SEMATECH, an industry group comprised of US semiconductor manufacturers. The Company's compliance efforts, and review and identification of corrective measures and contingency planning (where necessary), are substantially complete. The application systems and software of a significant number of the products currently supplied to the Company's customers are Year 2000-compliant, with the remainder expected to be so by the end of the second quarter of fiscal 2000. With respect to certain of the Company's products already installed in the field, the Company has determined that in most instances where the application systems and software are not Year 2000-compliant, there is either no appreciable effect or the effect during the product's operation is limited to certain aspects of the product's ability to report data concerning its operational parameters. However, the product's operation or manufacturing capabilities or quality are not affected. The Company is in the process of identifying and offering to customers product upgrades by the end of the first quarter of fiscal 2000, with the goal of resolving all material programs and systems prior to the Year 2000 date transition. In this regard, the Company is incurring, and will continue to incur throughout fiscal 2000, various costs to provide customer support regarding Year 2000 issues. Through the end of fiscal 1999, these costs have totaled less than $3 million, with total program costs estimated through completion to be approximately $5 million. The Company estimates that most, if not substantially all, of these estimated costs going forward will be off-set by revenues from product upgrades and customer service and support. Accordingly, the full cost of these activities is not expected to be material and, to the extent will be borne by the Company, have already in large part been incurred by the Company.

     In connection with its review and implementation of corrective measures, both to ensure that its internal products and systems and the application systems accompanying the products sold to its customers are Year 2000-compliant, the Company expects both to replace some software and systems and to upgrade others where appropriate. As a contingency with respect to products the Company currently offers to its customers, the Company may replace all non-compliant application systems and software with systems and software demonstrated to be Year 2000-compliant. With respect to products and systems supplied to the Company for use internally, the Company may upgrade all non-compliant products and systems and, where necessary or where no reasonable upgrade is available, replace such non-compliant products and systems with products and systems demonstrated to be Year 2000-compliant.

     The Company's failure to ensure, at all or in a timely or reasonable manner, that its products are Year 2000-compliant may cause disruption in the ability of the Company's customers to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments. With respect to products and systems the Company purchases for use internally, failure to ensure Year 2000 compliance may cause disruption in the Company's automated accounting, financial planning, data management and manufacturing operations which could have a material effect on the Company's short-term ability to manage its day-to-day operations in an efficient, cost-effective and reliable manner.

     One of the responsibilities of the Company's Year 2000 compliance task force has been to develop contingency plans to maintain operations under a number of hypothetical scenarios. The Company has begun the development of a contingency plan and expects to have the contingency plan in place prior to December 1999. In the event the Company fails to anticipate the degree of disruptions caused by Year 2000 problems, the Company's systems could be affected in some or all of the following respects:

     - disruptions of an extended period (i.e. in excess of one week) in the economic infrastructure of the regions in which the Company does business, including power, communication and transportation system disruptions, could materially effect the Company's ability to deliver systems as scheduled or to provide in a timely manner spare parts or warranty support for such systems; and

     - disruptions of an extended period (i.e. generally in excess of 30 days) could materially effect the Company's inventory supply of parts for system manufacture and delay scheduled system or spare parts shipments to our customers.

     The Company's spares inventory, distribution system and customer support organization, as well as the contingency plans implemented by the Company, are intended to ensure that temporary disruptions to regional and global infrastructure systems will have no materially adverse effect on the Company's operations and financial performance. However, extended disruptions in these systems beyond the Company's control or ability to remedy, such as described above, could impact the Company's ability to deliver product and services to our customers on schedule and to maintain Company operations and provide appropriate employee support (including payroll and benefits), and would, thereby, potentially have a materially adverse effect on the Company's operations and financial performance.

     The Company believes that its Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition, and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance or the competitiveness or customer acceptance of its products. Further, the Company's current understanding of expected costs is subject to change as the project progresses, and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business (whose installation otherwise in the normal course of business may be accelerated to provide solutions to Year 2000 compliance issues).

     FISCAL 1998 VS. 1997

  Merger

     On August 5, 1997, the stockholders of Lam approved the issuance of Lam Common Stock under the Agreement and Plan of Merger (the "Merger Agreement") between Lam and OnTrak. Each share of OnTrak common stock, par value $0.0001 per share, ("OnTrak Common Stock") was exchanged for 0.83 of a share of Lam common stock, par value $0.001 per share, ("Lam Common Stock") and each option and right to acquire one share of OnTrak Common Stock was exchanged for options and rights to purchase 0.83 of a share of Lam Common Stock. On August 5, 1997, the value of the Lam Common Stock issued in connection with the Merger was approximately $396 million. The transaction was accounted for as a pooling of interests and structured to qualify as a tax-free reorganization. All historical financial data of the Company, for the periods prior to the Merger included herein reflects the combination of the historical financial information of both Lam and OnTrak.

  Total Revenue

     Total revenue for the fiscal year ended June 30, 1998 was 2% lower compared to the prior fiscal year. During fiscal 1998, the Company's product mix continued to shift towards a higher percentage of sales of the Company's multi-chamber Alliance systems. Conversely, the percentage of revenues from sales of the Company's single-chamber systems declined from fiscal 1997 to fiscal 1998. Revenues from the Company's Alliance systems grew by approximately 29% from 1997 levels, while revenues from single-chamber systems declined by approximately 30%.

     In addition to the shift in product mix, the Asian regions began experiencing difficulties surrounding their financial markets and economies during the second half of fiscal 1998. Revenues from the Asian regions declined 5.6% from 1997 levels, while revenues from the North America and European regions increased 1.9% and 1.8%, respectively.

  Gross Margin

     Lam's gross margin percentage increased to 35.5% for fiscal 1998, compared to 32.6% for fiscal 1997. Gross margin percentages for both fiscal years 1998 and 1997 were impacted by certain charges and adjustments described below. During fiscal 1998, and as a result of the Company's restructuring actions (see Note P to the Consolidated Financial Statements), Lam wrote-off $31.9 million of inventory related to the exited CVD and FPD operations. During fiscal 1997, and in response to the faster than anticipated customer transition from single-chamber to multi-chamber cluster systems and costs associated with continuing revisions to the design and features of such multi-chamber products, Lam established additional reserves of approximately $42.0 million relating to excess and obsolete inventory and related commitments. In addition, during fiscal 1997, Lam re-evaluated its warranty and installation reserves and established additional reserves of approximately $15.0 million due to greater warranty and installation support costs associated with newer product lines. The fiscal 1998 gross margin percentage improved slightly from fiscal 1997, as a result of improved margins on the multi-chamber cluster systems partially offset by the effect of an unfavorable product mix and a decrease in royalty income.

  Research and Development

     R&D expenses for the fiscal year ended June 30, 1998 were 19.6% of total revenue, compared to 17.9% of total revenue for the prior fiscal year. During fiscal 1998, Lam increased its investment in R&D related to the development of its Teres system.

  Selling, General and Administrative

     SG&A expenses as a percentage of revenue for fiscal 1998 were virtually flat, compared to fiscal 1997.

  Fiscal 1997 Restructuring Charge

     During the Company's first fiscal 1997 quarter ended September 30, 1996, the Company projected and announced that revenues would be lower than previous quarters due to an anticipated 20% semiconductor equipment market decline. Revenues during that quarter fell to $299.2 million, a decrease of 24% from the prior quarter. The Company assessed that market conditions would remain depressed and, therefore, that its revenues would continue to be adversely affected. Accordingly, and as announced on August 26, 1996, the Company organizationally restructured its business units into a more centralized structure and cut its global workforce by approximately 11%. As a result, during the first quarter of fiscal 1997, Lam recorded a restructuring charge of $9.0 million for costs related primarily to severance and benefits, lease payments on vacated facilities and the write-off of fixed assets. During fiscal 1998, the Company revised its estimate relating to severance and benefits and transferred the excess balance of remaining lease payments on vacated facilities to severance and benefits. As of June 30, 1998, $1.3 million of the restructuring charge remained in accrued liabilities, relating to severance and benefits. There will be further charges against these restructuring reserves established into fiscal 2000.

     Below is a table summarizing restructuring activity relating to the fiscal 1997 restructurings:

                                                                    LEASE PAYMENTS
                                                  SEVERANCE AND       ON VACATED        ABANDONED
                                                    BENEFITS          FACILITIES       FIXED ASSETS   TOTAL
                                                  -------------   ------------------   ------------   ------
                                                                        (IN THOUSANDS)
Fiscal year 1997 provision......................     $6,170             $1,789            $1,062      $9,021
Cash payments...................................     (5,592)              (703)               --      (6,295)
Non-cash charges................................         --                 --            (1,062)     (1,062)
                                                     ------             ------            ------      ------
Balance at June 30, 1997........................        578              1,086                --       1,664
Adjustment......................................      1,086             (1,086)               --          --
Cash payments...................................       (406)                --                --        (406)
                                                     ------             ------            ------      ------
Balance at June 30, 1998........................     $1,258             $   --            $   --      $1,258
                                                     ======             ======            ======      ======

     During fiscal 1998, the Company restructured its operations to reduce its global workforce and to focus more on its core etch and CMP product groups, as well as to exit its FPD and CVD operations (see further discussion under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under caption "Fiscal 1998 Restructuring Charge").

  Merger Costs

     During the first quarter of fiscal 1998, Lam recorded costs of $17.7 million relating to the merger with OnTrak. Such expenses were related to investment advisory fees, legal and accounting fees, financial printing costs and other direct merger-related expenditures.

  Purchased Technology for R&D

     During the third quarter of fiscal 1998, Lam purchased a non-exclusive license for Trikon's MxRI source technology. Lam recorded a charge of $12.1 million for the license and for the purchase of an R&D system from Trikon. The technology is being used in a single discrete etch product development project and has no future alternative use.

  Other Income (Loss), net

     Other income increased to $1.8 million during fiscal 1998 from a loss of $0.1 million during fiscal 1997. During August 1997, the Company completed an offering of $310.0 million of the Notes, which bear interest at five percent and are due to mature on September 2, 2002. While interest expense increased due to issuance of the Notes interest income increased significantly during fiscal 1998, as Lam's rate of return on the invested cash proceeds of the debenture offering exceeded the interest rate it paid on the Notes. During fiscal 1998, Lam recognized higher foreign currency exchange losses, primarily due to exchange rate fluctuations in Korea, which partially offset the increase in interest income.

  Tax Benefit

     The Company recorded a tax benefit of 19.3% of its pre-tax loss, compared to 49.6% for the prior fiscal year. The decrease was primarily due to the Company not currently benefiting from certain expenses associated the Company's restructurings, which resulted in net operating loss carryovers and tax credit carryforwards for tax purposes.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had $372.1 million in cash, cash equivalents, short-term investments and restricted cash, compared with $448.5 million at June 30, 1998. The Company has a total of $100.0 million available under a syndicated bank line of credit, which is due to expire in April 2001. Borrowings are subject to the Company's compliance with financial and other covenants set forth in the credit documents. During fiscal 1999, the Company amended the syndicated bank line of credit with respect to certain applicable covenant requirements and amended the line of credit borrowing rates to a range of 0.55% to 1.25% over LIBOR.

     The Company used $37.2 million of cash from operations in fiscal 1999. The Company's asset management efforts and lower revenue levels resulted in inventory reductions of $33.7 million. A decrease in taxes receivable and prepaid rent contributed to the decline in prepaid expenses and other assets. Accounts payable and accrued liabilities declined by $16.5 million and $36.2 million, respectively. Accounts payable decreased due to lower inventory purchases and reduced spending. Accrued liabilities declined largely due to a result of the decrease in accrued severance and benefits related to the fiscal 1998 and 1997 restructurings, and a reduction in installation and warranty reserves.

     Net cash provided by investing activities during fiscal 1999 was $70.0 million. Net sales of short-term investments generated $109.8 million of cash. Net capital expenditures were $33.2 million. The Company has deposited $9.0 million as security for its obligations under certain put option obligations (see Note I of the Consolidated Financial Statements), which is classified as a long-term asset, from cash and cash equivalents and short-term investments. Cash totaling $5.0 million was used to complete a purchase of technology for R&D (see Note R of the Consolidated Financial Statements).

     Net cash flows used by financing activities during fiscal 1999 was $8.3 million. During fiscal 1999, the Company entered into a stock repurchase program which was designed to reduce dilution caused by the issuance of shares reserved under the Company's stock option and employee stock purchase plan (see Note L to the Consolidated Financial Statements). During fiscal 1999, the Company purchased $18.9 million of its Common Stock and reissued $10.5 million of its Common Stock. During the quarter ended September 30, 1998, the Company entered into a new Yen-denominated credit facility for an approximately Y1.7 billion yen-denominated loan ($14.1 million at June 30, 1999). This credit facility replaces a term loan which was held with other financial institutions. Principal payments on the new facility are due annually on September 30, through September 30, 2001. The new facility reflects terms which were more favorable than the previous yen-denominated loan. In total, Lam made principal payments of long-term debt and capital leases of $27.8 million and proceeds from issuance of long-term debt of $20.7 million.

     During fiscal 1999, the Company entered into certain independent third party (the "Third Parties") option transactions for the purchase and sale of Lam Common Stock. The Board of Directors of the Company has authorized the Company to acquire from the Third Parties options to purchase up to 3.5 million shares of Lam Common Stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into common stock of the Notes previously issued by the Company, and due September 2, 2002. As part of the program, the Board of Directors also authorized the Company to enter into put options with the same Third Parties covering up to 5.25 million shares of Lam Common Stock. The Board of Directors anticipated that the premiums the Company would receive over the course of the program from the sale of the put options to the Third Parties would offset in full the premium cost to the Company of its purchase of the call options from those same Third Parties. Consequently, the Company does not expect to exchange cash over the course of the program with the Third Parties in conjunction with the Company's purchase of the call options.

     Pursuant to this authorization, described above, the Company has as of June 30, 1999 acquired call options to purchase 1.24 million shares of Lam Common Stock; the weighted average exercise price of these options is $33.87. The call options provide that the maximum benefit to the Company of the call options at expiration is $53.90 per option share (the difference between $87.77, which is the conversion price of the Notes, and the weighted average exercise price of the call options). The Company has also entered put options with the same Third Parties covering 1.86 million shares of its common stock, giving those Third Parties the right to sell to the Company shares of Lam Common Stock at a weighted average price of $28.43 per share.

     The call and put options are European style options exercisable upon expiration; all of the options expire not later than September 3, 2002, which is the business day following the date on which the Notes must either be converted or retired. Upon option exercise, the Company has the ability, at its option, to permit the options to be physically settled (i.e., shares would be delivered to the Company against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). The Company can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate Third Party. While the options are only exercisable at expiration, the terms of the contracts with the Third Parties provide for early termination and settlement of the options upon the occurrence of certain events (in a form determined by the Company which includes net settlement of shares), including without limitation the Company's material breach of the agreement, default on certain indebtedness or covenants relating to the Company's financial condition, reduction in the Company's S&P credit rating below B or a drop in the price of the Company's Common Stock to less than $5.00 per share.

     If the average stock price is below $28.43 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in the Company's dilutive earnings per share calculation.

     Given the cyclical nature of the semiconductor equipment industry, the Company believes that maintenance of sufficient liquidity reserves is important to ensure the Company's ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon the Company's current business outlook, its cash, cash equivalents, short-term investments, restricted cash and available lines of credit at June 30, 1999 are expected to be sufficient to support its currently anticipated levels of operations and capital expenditures through at least December 2000.

RISK FACTORS

     OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE UNPREDICTABLE

     Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

     - economic conditions in the semiconductor industry generally, and the equipment industry specifically;

     - customer capacity requirements;

     - the size and timing of orders from customers;

     - customer cancellations or delays in our shipments;

     - our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;

     - our competitors' introduction of new products;

     - challenges to our products and technology;

     - changes in average selling prices and product mix; and

     - exchange rate fluctuations.

     We base our expense levels in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results are adversely affected.

     We derive our revenue primarily from the sale of a relatively small number of high-priced systems. Our systems can range in price from approximately $150,000 to over $4 million per unit. Our operating results for a quarter may suffer substantially if:

     - we sell fewer systems than we anticipate in any quarter;

     - we do not receive anticipated orders in time to enable actual shipment during that quarter;

     - one or more customers delay or cancel anticipated shipments; or

     - shipments are delayed by procurement shortages; logistical disruptions or manufacturing difficulties.

     Further, because of our continuing consolidation of manufacturing operations and capacity at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions) could adversely impact our financial performance.

     THE SEMICONDUCTOR EQUIPMENT INDUSTRY IS VOLATILE, WHICH AFFECTS OUR REVENUES AND FINANCIAL RESULTS

     Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past twelve months the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1999 and fiscal 1998, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of the recent industry downturn. We expect this volatility to continue throughout fiscal 2000, but we have seen indications of a modest recovery which may extend into fiscal 2000. Lower levels of investment by the semiconductor manufacturers and pricing volatility will continue to affect materially our aggregate bookings, revenues and operating results. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may harm our financial results.

     WE DEPEND ON NEW PRODUCTS AND PROCESSES FOR OUR SUCCESS. FOR THIS REASON, WE ARE SUBJECT TO RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

     Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to maintain technological parity with deep submicron process technology. We believe that our future success depends in part upon our ability to develop, manufacture and introduce successfully new products and product lines with improved capabilities, and to continue to enhance our existing products. Due to the risks inherent in transitioning to new products, we must forecast accurately demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses may result. In the past, product introductions caused some delays and reliability and quality problems. We may fail to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace, which would materially and adversely affect our results from operations.

     We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions or joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete or we may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. Furthermore, if we are unsuccessful in the marketing and selling of advanced processes or equipment to customers with whom we have strategic alliances, we may be unsuccessful in selling existing products to those customers. In addition, in connection with our developing new products, we will invest in high levels of pre-production inventory, and our failure in a timely manner to complete development and commercialization of these new products could result in inventory obsolescence, which would adversely affect on our financial results.

     WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE INTRODUCTION OF A NEW PRODUCT

     During the second quarter of fiscal 1999, we began shipping evaluation units of our Teres(TM) chemical mechanical planarization system, for which we recorded no revenue during fiscal 1999. We expect to face significant competition from multiple current and future competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Ebara Corp., SpeedFam-IPEC, Inc. and Strasbaugh. We believe that other companies are developing polishing systems and are planning to introduce new products to this market, which may affect our ability to sell this new product.

     WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF PRODUCT REVENUE DIVERSIFICATION

     We derive a substantial percentage of our revenues to date from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

     - a decline in demand for our products;

     - a failure to achieve continued market acceptance of our products;

     - an improved version of one of our products being produced by a competitor;

     - technological change which we are unable to match in our products; and

     - a failure to release a new version of our product on a timely basis.

     WE ARE DEPENDENT UPON A LIMITED NUMBER OF KEY SUPPLIERS

     We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Each of our key suppliers has a one year blanket purchase contract under which we may issue purchase orders. We may renew these contracts periodically. Each of these suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative source suppliers. We believe that we could obtain alternative sources to supply these products. Nevertheless, a prolonged inability to obtain certain components could adversely affect our operating results and result in damage to our customer relationships.

     ONCE A SEMICONDUCTOR MANUFACTURER COMMITS TO PURCHASE A COMPETITOR'S SEMICONDUCTOR
     MANUFACTURING EQUIPMENT IT TYPICALLY CONTINUES TO PURCHASE THAT EQUIPMENT, MAKING IT
     MORE DIFFICULT FOR LAM TO SELL ITS EQUIPMENT TO THAT MANUFACTURER

     The semiconductor equipment industry is highly competitive. We expect to continue to face substantial competition throughout the world. Semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the entire specific production line application. Accordingly, we expect to experience difficulty in selling to a given customer if that customer initially selects a competitor's equipment. We believe that to remain competitive, we require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

     WE MAY LACK THE FINANCIAL RESOURCES OR TECHNOLOGICAL CAPABILITIES OF CERTAIN OF OUR COMPETITORS NEEDED TO CAPTURE INCREASED MARKET SHARE

     Large semiconductor equipment manufacturers who have the resources to support customers on a worldwide basis are increasingly dominating the semiconductor equipment industry. Certain of our competi-tors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support than we do. In addition, there are smaller emerging semiconductor equipment companies that may provide innovative technology which may have performance advantages over systems we currently offer or expect to offer.

     We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, it could adversely affect our ability to sell products to those manufacturers. For these reasons, we may fail to continue to compete successfully in the United States or worldwide.

     Our present or future competitors may be able to develop products comparable or superior to those we offer or that adapt more quickly to new technologies or evolving customer requirements. In particular, while we currently are developing additional product enhancements that we believe will address customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, we may be unable to continue to compete effectively in our markets, competition may intensify or future competition may have a material adverse effect on our revenues, operating results, financial condition and cash flows.

     THE ASIAN FINANCIAL CRISIS COULD CONTINUE TO HARM OUR BUSINESS BECAUSE A LARGE PORTION OF THE SEMICONDUCTOR INDUSTRY AND OUR CUSTOMERS ARE BASED IN THE FAR EAST

     Historically, sales to the Asian regions have accounted for a substantial portion of our international sales. Recent economic, banking and currency problems in the Asian regions have had and will continue to have a significant adverse impact on our revenue and operations.

     We denominate our sales of products throughout the world primarily in United States dollars. In Korea, devaluation of the Won and customers' difficulties in obtaining credit curtailed semiconductor equipment investment and led to our customers' reduction in orders or delay of orders during fiscal 1999.

     In Japan, we denominate our sales in Japanese yen. A weakening of the value of the Japanese yen as compared to the U.S. dollar may negatively impact our operating margins.

     OUR FUTURE SUCCESS DEPENDS ON INTERNATIONAL SALES

     International sales accounted for approximately 54% of our total revenue in fiscal 1999, 55% in fiscal 1998 and 57% in fiscal 1997. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including:

     - foreign exchange risks; and

     - economic, banking and currency problems in the relevant region.

     We currently enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on yen-dominated assets, and will continue to enter into hedging transactions in the future.

     OUR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS MAY ADVERSELY AFFECT OUR OPERATING RESULTS

     We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business, which permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations generally or reduction in our customers' acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmen-tal regulations. Our failure to control the use, sale or transport, or adequately to restrict our discharge or disposal, of hazardous substances could subject us to future liabilities.

     WE ARE DEPENDENT ON OUR KEY MANAGEMENT PERSONNEL, AS WELL AS OUR TECHNICAL PERSONNEL

     Our performance is substantially dependent on the performance of our executive officers and key technical and engineering employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results, financial condition, cash flows, market perceptions and price of our Common Stock.

     Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel, particularly in the San Francisco Bay Area, is intense, and we have experienced difficulty in identifying and hiring qualified engineering personnel. We may not be successful in the future in attracting, assimilating or retaining highly qualified technical and managerial personnel. Our inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect on our business, operating results, financial condition, and cash flows, as well as the market perceptions and price of our Common Stock.

     OUR ABILITY TO MANAGE POTENTIAL GROWTH: INTEGRATION OF POTENTIAL ACQUISITIONS AND POTENTIAL DISPOSITION OF PRODUCT LINES AND TECHNOLOGIES CREATES RISKS FOR US

     Our management may face significant challenges in improving financial and business controls, management processes, information systems and procedures on a timely basis, and expanding, training and managing our work force if we experience additional growth. There can be no assurance that we will be able to perform such actions successfully. In the future, we may make additional acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies which no longer complement our long-term strategy, such as our exiting of FPD and CVD operations. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage effectively any such growth, integration of potential acquisitions or disposition of product lines or technologies, or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition and cash flows.

     An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. We may acquire additional businesses, products or technologies in the future. Any acquisitions could result in the potentially dilutive issuances of equity securities, the incurrences of debt and contingent liabilities and the amortization expense related to goodwill and other intangible assets acquired, any of which could materially adversely affect our business, financial condition and results of operations and/or the price of our Common Stock.

     THE MARKET FOR OUR COMMON STOCK IS VOLATILE, WHICH MAY AFFECT OUR ABILITY TO RAISE CAPITAL OR MAKE ACQUISITIONS

     The market price for our Common Stock is volatile and has fluctuated significantly over the prior years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to factors, including the following:

     - general market or semiconductor industry conditions;

     - variations in our quarterly operating results;

     - shortfalls in our revenues or earnings from levels securities analysts expect;

     - announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products;

     - government regulations;

     - developments in patent or other proprietary rights;

     - disruptions with key customers; or

     - political, economic or environmental events occurring globally or in our key sales regions.

     In addition, the stock market has in recent years experienced significant price and volume fluctuations. Recent fluctuations affecting our Common Stock were tied in part to the actual or anticipated fluctuations in interest rates, and the price of and market for semiconductors generally. These broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the market price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs and it could divert management's attention and resources and have an effect on the market price for our Common Stock.

     RISK ASSOCIATED WITH OUR CALL AND PUT OPTIONS

     As noted in Note I to the Consolidated Financial Statements, we have entered into certain third party option transactions for the purchase and sale of our stock. The option positions will be of value to us if our stock price exceeds the exercise price of the call options at the time the option is exercised. Of course, our stock price could also decline. If our price on the exercise date of the options were below the put option exercise price, we would have to settle the put obligation by paying cash or the equivalent value of our Common Stock obligation.

     If settlement were to occur prior to option expiration because of the occurrence of an event, such as material breach of the agreement, default on certain indebtedness or covenants relating to our financial condition, reduction in our credit rating or drop in price of our Common Stock to less than $5.00 per share, the Third Parties have the right to terminate the transactions. We will be required to pay to the Third Parties the value of their position in cash or equivalent value of our Common Stock (which would depend on a number of factors, including the time remaining to expiration and the volatility of our Common Stock) which could be greater or lesser than the difference between the options' exercise prices and the then market price of our stock, as well as any costs or expenses incurred by the Third Parties as a result of unwinding the transactions.

     THE POTENTIAL ANTI-TAKEOVER EFFECTS OF OUR BYLAWS PROVISIONS AND THE RIGHTS PLAN WE HAVE IN PLACE MAY AFFECT OUR STOCK PRICE AND INHIBIT A CHANGE OF CONTROL DESIRED BY SOME OF OUR STOCKHOLDERS

     On January 23, 1997, Lam adopted a Rights Plan (the "Rights Plan") in which rights were distributed as a dividend at the rate of one right for each share of our Common Stock, held by stockholders of record as of the close of business on January 31, 1997, and thereafter. In connection with the adoption of the Rights Plan, our Board of Directors also adopted a number of amendments to our Bylaws, including amendments requiring advance notice of stockholder nominations of directors and stockholder proposals.

     The Rights Plan may have certain anti-takeover effects. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire Lam in certain circumstances. Accordingly, the existence of the Rights Plan and the issuance of the related rights may deter certain acquirers from making takeover proposals or tender offers. The Rights Plan, however, is not intended to prevent a takeover, but rather is designed to enhance the ability of our Board of Directors to negotiate with a potential acquirer on behalf of all of our stockholders.

     In addition, our Certificate of Incorporation authorizes issuance of 5,000,000 shares of undesignated preferred stock. Our Board of Directors, without further stockholder approval, may issue this preferred stock on such terms as the Board of Directors may determine, which also could have the effect of delaying or preventing a change in control of Lam. The issuance of preferred stock could also adversely affect the voting power of the holders of our Common Stock, including causing the loss of voting control. Our Bylaws and indemnity agreements with certain officers, directors and key employees provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam. Moreover, Section 203 of the Delaware General Corporation Law restricts certain business combinations with "interested stockholders", as defined by that statute.

     INTELLECTUAL PROPERTY AND OTHER CLAIMS AGAINST US CAN BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS WHICH ARE NECESSARY TO OUR CONTINUED BUSINESS AND PROFITABILITY

     Other parties may assert infringement, unfair competition or other claims against us. Additionally, from time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In such cases, it is our policy either to defend the claims or to negotiate licenses on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results.

     In October 1993, Varian sued us in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Varian holds. We asserted defenses that the subject patents are invalid and unenforceable, and that our products do not infringe these patents. A trial date is currently scheduled for March 2000. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Varian lawsuit will not materially adversely affect our operating results or financial position. See Item 3 of this Annual Report on Form 10-K for further details concerning the Varian lawsuit.

     Additionally, in September, 1999, Tegal Corporation sued us in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XL and Exelan products as infringing the patents Tegal is asserting. No trial date is currently scheduled in the action. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Tegal lawsuit will not materially adversely affect our operating results or financial position. See Item 3 of this Annual Report on Form 10-K for further details concerning the Tegal lawsuit.

     WE MAY FAIL TO PROTECT OUR PROPRIETARY TECHNOLOGY RIGHTS, WHICH WOULD AFFECT OUR BUSINESS

     Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents United States or foreign governments issue to us or these governments may fail to issue pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or in fact provide no competitive advantages.

     YEAR 2000 COMPLIANCE

     See the discussion of the risks for Lam in connection with Year 2000 compliance in the section of this report entitled Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     OUR RESTRUCTURINGS AND CONSOLIDATION OF OPERATIONS MAY NOT BE SUCCESSFUL

     We substantially restructured and consolidated our operations during the quarters ended March 31, 1998, June 30, 1998 and December 31, 1998. Implementation of these restructurings and consolidations involves the risk that we will not be successful in simplifying and modifying our product line offerings. Additionally, if we are successful in simplifying and modifying our product line offerings as we intended, within the timeframe we planned or within the cost we expected and the amount of reserves we set aside, there is also risk that we will then be more dependent on fewer products which could potentially reduce our overall sales.

     Although we believe that the actions we have taken and are taking in connection with the restructurings and consolidations, including the reduction in workforce, the consolidation of manufacturing operations and our exit of FPD and CVD operations, should help more closely align our operations with our business outlook, we cannot assure you that these actions will enable us to achieve our objectives of reducing costs, or can be accomplished at specific or optimum values or on time or as intended. In addition, we cannot assure you that the restructuring activities will be sufficient. Our future consolidated operating results and financial condition could be adversely affected should we encounter difficulty in effectively managing the restructurings and consolidations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy, which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations at June 30:

                                                              1999                                            1998
                        ---------------------------------------------------------------------------------   --------
                                                                                                   FAIR
                          2000      2001      2002      2003     2004    THEREAFTER    TOTAL      VALUE      TOTAL
                        --------   -------   ------   --------   -----   ----------   --------   --------   --------
                                                              ($ IN THOUSANDS)
Cash equivalents
  Fixed rate..........  $ 10,900        --       --         --      --        --      $ 10,900   $ 10,900   $  7,400
  Average rate........      4.85%       --       --         --      --        --          4.85%        --       5.57%
Short-term Investments
  Fixed rate..........  $146,634   $64,821       --         --      --        --      $211,455   $211,455   $298,848
  Average rate........      5.43%     5.43%      --         --      --        --          5.43%        --       5.97%
Auction rate
  preferreds
  Variable rate.......  $ 62,381        --       --         --      --        --      $ 62,381   $ 62,381   $ 84,799
  Average rate........      5.10%       --       --         --      --        --          5.10%        --       5.80%
Restricted Cash
  Fixed Rate ($)......  $ 51,357   $ 8,991       --         --      --        --      $ 60,348   $ 60,348   $ 51,357
  Average Rate........      5.33%     5.29%      --         --      --        --          5.32%        --       5.69%
                        --------   -------   ------   --------   -----     -----      --------   --------   --------
Total Investment
  Securities..........  $271,272   $73,812       --         --      --        --      $345,084   $345,084   $442,404
                        --------   -------   ------   --------   -----     -----      --------   --------   --------
  Average Rate........      5.31%     5.41%      --         --      --        --          5.33%        --       5.90%
                        --------   -------   ------   --------   -----     -----      --------   --------   --------
Long-Term Debt
  Fixed Rate..........  $ 11,755   $ 5,524   $7,609   $310,579   $  69     $  74      $335,610   $309,167   $328,551
  Average Rate........      2.32%     2.18%    2.23%      5.00%   3.30%     3.30%         4.79%        --       4.92%
                        --------   -------   ------   --------   -----     -----      --------   --------   --------

     We try to mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintain a prudent amount of diversification.

     We have no cash flow exposure related to our fixed rate $310.0 million Convertible Subordinated Notes, Japanese yen-denominated bank loans or on our current capital lease obligations. However, we do have cash flow exposure on the interest expense related to our existing $100.0 million line of credit because the lending rates we receive under that line of credit vary with LIBOR. At June 30, 1999, we had no borrowings against this line of credit.

     We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For this reason, we enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of our yen-denominated assets and liabilities. We defer realized gains and losses on these contracts and offset them against realized and unrealized gains and losses from the settlement of the related yen-denominated receivables. At June 30, 1999, the notional amount of outstanding foreign currency exchange contracts was $71.7 million. The unrealized gain on the contracts at June 30, 1999, was $1.7 million. An adverse change in the exchange rate of the yen of approximately 15% would result in an unrealized loss of $10.7 million.

     During fiscal 1999, the Company entered into certain Third Party option transactions for the purchase and sale of Lam Common Stock, in order to offset the anticipated dilutive effect of a potential conversion into common stock of the Notes previously issued by the Company, and due September 2, 2002. The Company has as of June 30, 1999 acquired call options to purchase 1.24 million shares of Lam Common Stock; the weighted average exercise price of these options is $33.87. The call options provide that the maximum benefit to the Company of the call options at expiration is $53.90 per option share (the difference between $87.77, which is the conversion price of the Notes, and the weighted average exercise price of the call options). The Company has also entered put options with the same Third Parties covering 1.86 million shares of its common stock, giving those Third Parties the right to sell to the Company shares of Lam Common Stock at a weighted average price of $28.43 per share.

     Below is a table showing, at assumed exercise prices for the put and call options and market prices for Lam Common Stock, the gain or loss to the Company under the put and call options upon exercise or upon maturity of the options transaction.

                     AT JUNE 30, 1999    AT MATURITY
                     ----------------    ------------
                              (IN THOUSANDS)
    Stock Value
      $ 5.00             $(34,537)         $(43,605)
      $25.00             $(10,282)         $ (6,390)
      $45.00             $  4,376          $ 13,808
      $65.00             $ 14,251          $ 38,618
      $85.00             $ 21,334          $ 63,428

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 14(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 6 "Selected Financial Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the Commission, for our Annual Meeting of Stockholders to be held November 4, 1999 (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. (However, the Report of the Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by this reference.

     The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading "Proposal No. 1 Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Proposal No. 1 Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. INDEX TO FINANCIAL STATEMENTS

                                                              PAGE(S)
                                                              -------
Consolidated Balance Sheets -- June 30, 1999 and 1998.......    33
Consolidated Statements of Operations -- Years Ended June
  30, 1999, 1998 and 1997...................................    34
Consolidated Statements of Cash Flows -- Years Ended June
  30, 1999, 1998 and 1997...................................    35
Consolidated Statements of Stockholders' Equity -- Years
  Ended June 30, 1999, 1998 and 1997........................    36
Notes to Consolidated Financial Statements..................    37
Report of Independent Auditors..............................    57
Report of Independent Accountants...........................    58

        2. INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                              PAGE(S)
                                                              -------
Schedule II Valuation and Qualifying Accounts...............    61

Schedules, other than those listed above, have been omitted since they are either not applicable not required, or the information is included elsewhere herein.

        3. See (c) of this Item 14, which is incorporated herein by reference.

     (b) Reports on Form 8-K

We filed a Form 8-K on June 11, 1999 making an Item 5 disclosure to disclose that the Board of Directors authorized us to acquire options to purchase up to
3.5 million shares of Lam Common Stock from third parties and to enter into put options with the same third parties covering up to 5.25 million shares of our Common Stock. See Note I to the Consolidated Financial Statements.

     (c) The list of Exhibits is set forth on pages 62 to 65 of this Form 10-K and are incorporated herein by this reference

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
Cash and cash equivalents...................................  $ 37,965    $   13,509
Short-term investments......................................   273,836       383,647
Accounts receivable, less of allowance for doubtful accounts
  of $4,580 in 1999 and $5,103 in 1998......................   170,531       176,029
Inventories.................................................   183,716       220,610
Prepaid expenses and other assets...........................    17,177        25,809
Deferred income taxes.......................................    55,645        77,485
                                                              --------    ----------
          Total current assets..............................   738,870       897,089
Equipment and leasehold improvements, net...................   103,337       144,252
Restricted cash.............................................    60,348        51,357
Deferred income taxes.......................................    51,745        26,397
Other assets................................................    25,151        31,677
                                                              --------    ----------
          Total assets......................................  $979,451    $1,150,772
                                                              ========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable......................................  $ 51,216    $   67,703
Accrued expenses and other liabilities......................   172,213       208,442
Current portion of long-term debt and capital lease
  obligations...............................................    20,566        17,364
                                                              --------    ----------
          Total current liabilities.........................   243,995       293,509
Long-term debt and capital lease obligations, less current
  portion...................................................   326,500       334,174
Commitments and contingencies
Preferred stock; 5,000 shares authorized, none
  outstanding...............................................        --            --
Common stock at par value of $0.001 per share
  Authorized -- 90,000 shares; issued -- 38,845 shares at
  June 30, 1999 and 38,267 shares at June 30, 1998..........        39            38
Additional paid-in capital..................................   388,946       381,011
Treasury stock -- 287 shares at June 30, 1999 at cost.......    (8,429)           --
Accumulated other comprehensive income (loss)...............      (432)          295
Retained earnings...........................................    28,832       141,745
                                                              --------    ----------
          Total stockholders' equity........................   408,956       523,089
                                                              --------    ----------
          Total liabilities and stockholders' equity........  $979,451    $1,150,772
                                                              ========    ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED JUNE 30,
                                                         -------------------------------------
                                                           1999          1998          1997
                                                         ---------    ----------    ----------
Total revenue..........................................  $ 647,955    $1,052,586    $1,073,197
Costs and expenses:
  Cost of goods sold -- on net sales...................    414,591       646,511       723,404
  Cost of goods sold -- restructuring charges..........         --        31,933            --
                                                         ---------    ----------    ----------
     Gross margin......................................    233,364       374,142       349,793
  Research and development.............................    142,495       206,456       192,254
  Selling, general and administrative..................    145,698       201,900       209,294
  Restructuring charges................................     53,372       116,925         9,021
  Purchased technology for research and development....      5,000        12,100            --
  Merger costs.........................................         --        17,685            --
                                                         ---------    ----------    ----------
                                                           346,565       555,066       410,569
                                                         ---------    ----------    ----------
     Operating loss....................................   (113,201)     (180,924)      (60,776)
                                                         ---------    ----------    ----------
Other income (expense):
  Interest income......................................     22,810        22,670         5,775
  Interest expense.....................................    (20,168)      (18,602)       (5,222)
  Other, net...........................................     (2,354)       (2,269)         (636)
                                                         ---------    ----------    ----------
                                                               288         1,799           (83)
                                                         ---------    ----------    ----------
     Loss before income taxes..........................   (112,913)     (179,125)      (60,859)
Income tax benefit.....................................         --       (34,526)      (30,183)
                                                         ---------    ----------    ----------
     Net loss..........................................  $(112,913)   $ (144,599)   $  (30,676)
                                                         =========    ==========    ==========
Net loss per share
  Basic................................................  $   (2.93)   $    (3.80)   $    (0.83)
                                                         =========    ==========    ==========
  Diluted..............................................  $   (2.93)   $    (3.80)   $    (0.83)
                                                         =========    ==========    ==========
Number of shares used in per share calculations
  Basic................................................     38,492        38,057        36,919
                                                         =========    ==========    ==========
  Diluted..............................................     38,492        38,057        36,919
                                                         =========    ==========    ==========

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED JUNE 30,
                                                         -------------------------------------
                                                            1999          1998         1997
                                                         -----------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................  $  (112,913)  $  (144,599)  $ (30,676)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.....................       50,924        62,265      55,694
     Deferred income taxes.............................       (3,508)      (25,686)    (25,032)
     Restructurings....................................       34,141        91,543          --
     Purchased technology for research and
       development.....................................        5,000        12,100          --
     Changes in certain working capital accounts:
       Accounts receivable, net of allowance...........         (502)       51,795      33,547
       Inventories.....................................       33,727         4,467      59,707
       Prepaid expenses and other assets...............        8,632        11,898     (19,767)
       Trade accounts payable..........................      (16,487)      (49,460)      1,156
       Accrued expenses and other liabilities..........      (36,229)       36,922       6,349
                                                         -----------   -----------   ---------
          Total adjustments............................       75,698       195,844     111,654
                                                         -----------   -----------   ---------
          Net cash provided by (used in) operating
            activities.................................      (37,215)       51,245      80,978
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net capital expenditures.............................      (33,183)      (50,207)    (47,332)
  Purchase of available-for-sale securities............   (3,771,267)   (8,248,736)   (602,474)
  Sale of available-for-sale securities................    3,881,078     7,919,910     627,630
  Purchase of investments for restricted cash..........       (8,991)      (51,357)         --
  Purchase of technology for research and
     development.......................................       (5,000)      (12,100)         --
  Proceeds from the sale of securities.................           --            --          --
  Other................................................        7,324         3,857     (11,002)
                                                         -----------   -----------   ---------
          Net cash provided by (used in) investing
            activities.................................       69,961      (438,633)    (33,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt.........       20,746       301,430       2,956
  Principal payments on long-term debt and capital
     lease obligations.................................      (27,816)      (26,611)    (21,848)
  Proceeds from borrowings under line of credit........           --            --      95,000
  Repayment of borrowings under line of credit.........           --       (35,000)    (85,000)
  Treasury stock purchases.............................      (18,896)           --          --
  Reissuances of treasury stock........................       10,467            --          --
  Proceeds from issuance of common stock...............        7,936        19,735      14,995
  Foreign currency translation adjustment..............         (727)          471        (127)
                                                         -----------   -----------   ---------
          Net cash provided by (used in) financing
            activities.................................       (8,290)      260,025       5,976
                                                         -----------   -----------   ---------
Net increase (decrease) in cash and cash equivalents...       24,456      (127,363)     53,776
Cash and cash equivalents at beginning of year.........       13,509       140,872      87,096
                                                         -----------   -----------   ---------
Cash and cash equivalents at end of year...............  $    37,965   $    13,509   $ 140,872
                                                         ===========   ===========   =========
Cash payments for interest.............................  $    16,840   $    13,507   $   5,310
                                                         ===========   ===========   =========
Cash payments for income taxes.........................  $    13,300   $    18,351   $  32,377
                                                         ===========   ===========   =========

                See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                         COMMON   COMMON   ADDITIONAL   TREASURY    ACCUMULATED
                                         STOCK    STOCK     PAID-IN      STOCK     COMPREHENSIVE   RETAINED
                                         SHARES   AMOUNT    CAPITAL      AMOUNT    INCOME/(LOSS)   EARNINGS      TOTAL
                                         ------   ------   ----------   --------   -------------   ---------   ---------
Balance at June 30, 1996...............  36,506    $36      $344,869    $     --       $ (49)      $ 317,020   $ 661,876
Sale of Common Stock...................     828      1        14,676          --          --              --      14,677
Income tax benefit from stock option
  transactions.........................      --     --         1,732          --          --              --       1,732
Components of comprehensive loss:
    Net loss...........................      --     --            --          --          --         (30,676)    (30,676)
    Foreign currency translation
       adjustment......................      --     --            --          --        (127)             --        (127)
                                                                                                               ---------
         Total comprehensive loss......                                                                          (30,803)
                                         ------    ---      --------    --------       -----       ---------   ---------
Balance at June 30, 1997...............  37,334     37       361,277          --        (176)        286,344     647,482
                                         ------    ---      --------    --------       -----       ---------   ---------
Sale of Common Stock...................     933      1        19,734          --          --              --      19,735
Components of comprehensive loss:
    Net loss...........................      --     --            --          --          --        (144,599)   (144,599)
    Foreign currency translation
       adjustment......................      --     --            --          --         471              --         471
                                                                                                               ---------
         Total comprehensive loss......                                                                         (144,128)
                                         ------    ---      --------    --------       -----       ---------   ---------
Balance at June 30, 1998...............  38,267     38       381,011          --         295         141,745     523,089
                                         ------    ---      --------    --------       -----       ---------   ---------
Sale of Common Stock...................     578      1         7,935          --          --              --       7,936
Purchase of Treasury Stock.............      --     --            --     (18,896)         --              --     (18,896)
Reissuance of Treasury Stock...........      --     --            --      10,467          --              --      10,467
Components of comprehensive loss:
    Net loss...........................      --     --            --          --          --        (112,913)   (112,913)
    Foreign currency translation
       adjustment......................      --     --            --          --        (727)             --        (727)
                                                                                                               ---------
         Total comprehensive loss......                                                                         (113,640)
                                         ------    ---      --------    --------       -----       ---------   ---------
Balance at June 30, 1999...............  38,845    $39      $388,946    $ (8,429)      $(432)      $  28,832   $ 408,956
                                         ======    ===      ========    ========       =====       =========   =========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

NOTE A: MERGER WITH ONTRAK SYSTEMS, INC.

     On August 5, 1997, the stockholders of each Lam Research Corporation ("Lam" or the "Company") and OnTrak Systems, Inc. ("OnTrak") approved the Merger and the issuance of Lam Common Stock under the Agreement and Plan of Merger with OnTrak. The transaction has been accounted for as a pooling of interests and was structured to qualify as a tax-free reorganization. On August 5, 1997, the value of the Lam Common Stock issued in connection with the Merger was approximately $396 million. Costs associated with the Merger were approximately $17.7 million. Such expenses included investment advisory fees, legal and accounting fees, financial printing costs and other direct Merger-related costs.

     The following table shows revenues and net income of the separate companies through the fiscal year period preceding the Merger:

                                                   YEAR ENDED
                                                    JUNE 30,
                                                 ---------------
                                                      1997
                                                 ---------------
                                                 (IN THOUSANDS)
Total revenue:
  Lam........................................      $1,002,404
  OnTrak.....................................          70,793
                                                   ----------
  Combined...................................      $1,073,197
                                                   ==========
Net income (loss):
  Lam........................................      $  (33,634)
  OnTrak.....................................           2,958
                                                   ----------
  Combined...................................      $  (30,676)
                                                   ==========

NOTE B: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     Cash Equivalents: All highly-liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

     Inventories: The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company's policy is to evaluate all inventory, including manufacturing raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of the Company's estimated usage for the next 12 to 24 months' requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management's estimates related to the Company's future manufacturing schedules, customer demand, obsolescence, possible alternative uses and ultimate realization of potential excess inventory.

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

                                 JUNE 30, 1999

     Foreign Currency: The Company has foreign sales, service and manufacturing operations. With respect to all foreign subsidiaries, excluding Japan, the functional currency is the U.S. dollar and transaction and remeasurement gains and losses are included in net income (loss). The functional currency of the Company's Japanese subsidiary is the Japanese yen. Translation gains and losses related to the Japan subsidiary are included as a component of stockholders' equity.

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

     Income (Loss) Per Share: In February 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which was adopted during the quarter ended December 31, 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Net loss per share was computed using only the weighted average number of shares of Lam Common Stock outstanding during the period. All net loss amounts for prior periods have been presented and, where necessary, restated to conform to FAS 128 requirements. See Note J below.

     Employee Stock Plans: The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25"). In October 1995, the FASB released Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), which provides an alternative to APB 25. As allowed under FAS 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB 25. See Note L below.

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

     Comprehensive Income: In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. See Note K below.

     Segment Information: In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report selected segment information in annual and interim financial reports to stockholders. The Company has adopted the provisions of FAS No. 131 for the year ended June 30, 1999. Adoption of FAS No. 131 did not have a material impact on the Company's Consolidated Financial Statements. The Company operates in one business segment, the manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment.

     Derivative Instruments and Hedging: In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. FAS

                                 JUNE 30, 1999

133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company believes that the application of FAS 133 will not have a material impact on the Company's consolidated financial statements.

NOTE C: COMPANY AND INDUSTRY INFORMATION

     Lam is a supplier of technically complex thin film processing equipment used at the front-end of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, CMP and post-CMP wafer cleaning systems. The Company sells its products primarily to companies involved in the production of semiconductors in the United States, Europe, Japan and Asia Pacific. Credit evaluations are performed on all customers, and the Company does not usually require collateral on sales.

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

     During fiscal 1999, the Company amended its bank agreement to sell specific Japanese yen-denominated receivables, subject to recourse provisions, by reducing the amount to Y4.0 billion from Y6.0 billion. At June 30, 1999 and 1998, $13,006,000 and $16,514,000 of these receivables, respectively, had been sold to the bank, of which $7,463,000 and $11,581,000 at June 30, 1999 and 1998, respectively, remained uncollected by the bank and subject to recourse provisions.

     During fiscal 1999 and 1997, no individual customer accounted for greater than 10% of total sales. During fiscal 1998, a single customer accounted for 12% of total sales.

     The Company operates in one business segment, the manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. All products and services are marketed within the geographic regions in which the Company operates. The Company's current product offerings qualify for aggregation under FAS 131 as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

                                 JUNE 30, 1999

     The Company operates in four geographic regions: the United States, Europe, Japan and Asia Pacific. The following is a summary of local operations by geographic region at June 30:

                                                    1999          1998          1997
                                                  ---------    ----------    ----------
                                                             (IN THOUSANDS)
Sales to unaffiliated customers:
  United States.................................  $ 511,372    $  889,604    $  903,222
  Europe........................................     56,259        58,891        42,942
  Japan.........................................     49,579        56,155        69,427
  Asia Pacific..................................     30,745        47,936        57,606
                                                  ---------    ----------    ----------
          Total sales to unaffiliated
            customers...........................  $ 647,955    $1,052,586    $1,073,197
                                                  =========    ==========    ==========
Operating income (loss):
  United States.................................  $(120,273)   $ (177,882)   $  (58,078)
  Europe........................................      5,155         3,112        (8,730)
  Japan.........................................      2,024        (2,849)        2,342
  Asia Pacific..................................       (107)       (3,305)        3,690
                                                  ---------    ----------    ----------
          Total operating loss..................  $(113,201)   $ (180,924)   $  (60,776)
                                                  =========    ==========    ==========
Long-lived assets:
  United States.................................  $  79,411    $  112,542    $  158,197
  Europe........................................      1,544         2,980         2,518
  Japan.........................................     11,546        16,041        17,185
  Asia Pacific..................................     10,836        12,689        19,092
                                                  ---------    ----------    ----------
          Total long-lived assets...............    103,337       144,252       196,992
All other identifiable assets:
  United States.................................    806,199       909,076       714,460
  Europe........................................      3,827        11,724        29,020
  Japan.........................................     52,172        58,220        54,662
  Asia Pacific..................................     13,916        27,500        39,915
                                                  ---------    ----------    ----------
          Total all other identifiable assets...    876,114     1,006,520       838,057
                                                  ---------    ----------    ----------
          Total identifiable assets.............  $ 979,451    $1,150,772    $1,035,049
                                                  =========    ==========    ==========

     Sales between geographic areas are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. Revenue in each geographic area is recognized upon shipment from locations within a designated geographic region. Total export revenue consisting of sales from the Company's U.S. operating subsidiaries to non-affiliated customers by geographic region for the three years ended June 30, are as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Asia Pacific.......................................  $133,667    $266,058    $293,488
Europe.............................................    78,614     134,970     131,342
Japan..............................................     3,160      12,940      23,019
                                                     --------    --------    --------
                                                     $215,441    $413,968    $447,849
                                                     ========    ========    ========

                                 JUNE 30, 1999

NOTE D: FINANCIAL INSTRUMENTS

     Investments at June 30, consist of the following:

                                                           1999                      1998
                                                  ----------------------    ----------------------
                                                              ESTIMATED                 ESTIMATED
                                                    COST      FAIR VALUE      COST      FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Available-for-Sale:
Institutional Money Market Funds................  $ 10,900     $ 10,900     $  7,400     $  7,400
                                                  --------     --------     --------     --------
Amounts included in cash and cash equivalents...    10,900       10,900        7,400        7,400
Bank and Corporate Notes........................    86,682       86,682      142,184      142,184
Yankee and Euro Certificates of Deposit.........    64,475       64,475       72,433       72,433
Auction Rate Preferreds.........................    62,381       62,381       84,799       84,799
Agency Notes....................................    31,000       31,000       29,024       29,024
Commercial Paper................................    22,263       22,263       13,122       13,122
Municipal Bonds and Notes.......................     7,035        7,035       42,085       42,085
                                                  --------     --------     --------     --------
Amounts included in short-term investments......   273,836      273,836      383,647      383,647
Institutional Money Market Funds................    51,357       51,357       51,357       51,357
Agency Notes....................................     8,991        8,991           --           --
                                                  --------     --------     --------     --------
Amounts included in restricted cash.............    60,348       60,348       51,357       51,357
                                                  --------     --------     --------     --------
          Total Available-for-Sale..............  $345,084     $345,084     $442,404     $442,404
                                                  ========     ========     ========     ========

     The difference between cost and fair value of available-for-sale securities was not significant at June 30, 1999 and 1998. The Company's available-for-sale securities are invested in financial instruments with a minimum rating of A or A2, as rated by Moody's or Standard & Poor's ("S&P"), respectively.

     The amortized cost and estimated fair value of investments in debt securities at June 30, by contractual maturities, are as follows:

                                                           1999                      1998
                                                  ----------------------    ----------------------
                                                              ESTIMATED                 ESTIMATED
                                                    COST      FAIR VALUE      COST      FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Due in less than one year.......................  $208,891     $208,891     $169,858     $169,858
Due after one year through five years...........    73,812       73,812      187,747      187,747
                                                  --------     --------     --------     --------
          Total investments in debt
            securities..........................  $282,703     $282,703     $357,605     $357,605
                                                  ========     ========     ========     ========

     The carrying and fair values of the Company's financial instruments at June 30, are as follows:

                                                           1999                      1998
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Cash and cash equivalents.......................  $ 37,965     $ 37,965     $ 13,509     $ 13,509
Restricted cash.................................  $ 60,348     $ 60,348     $ 51,357     $ 51,357
Convertible subordinated debentures.............  $310,000     $283,557     $310,000     $253,239
Foreign currency forward contracts..............  $  1,203     $  1,658     $     --     $    510
Other long-term debt............................  $ 37,066     $ 35,542     $ 41,538     $ 40,872

     The fair values of the Company's investments in debt securities and restricted cash are based on quoted market prices at June 30, 1999 and 1998, respectively. The fair value of the Company's auction rate preferreds is based upon par value. The fair value of the Company's foreign currency forward contracts is estimated based

                                 JUNE 30, 1999

upon the yen exchange rate at June 30, 1999 and 1998, respectively. The fair value of the Company's convertible subordinated debentures and the Company's other long-term debt is estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities.

NOTE E: DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of yen-denominated assets and liabilities. A substantial portion of the forward contracts entered into have a maturity of 90 days or less. The unrealized gains and losses on these contracts are deferred and offset against unrealized gains and losses from the related yen-denominated assets and liabilities. The realized gains on yen-forward contracts during fiscal 1999 were offset by losses on underlying receivables.

     At June 30, 1999 and 1998, the notional amount of outstanding foreign currency forward contracts were $71,672,000 and $35,967,000, respectively. Of the total outstanding contracts at June 30, 1999 and 1998, $33,885,000 and $26,858,000, respectively, were to hedge yen-denominated inter-company receivables, and $36,129,000 and $8,599,000, respectively, were to hedge firm commitments from customers in Japan. The unrealized gain on these forward contracts at June 30, 1999 and 1998 was $1,658,000 and $510,000, respectively.

NOTE F: INVENTORIES

     Inventories consist of the following at June 30:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Raw materials..........................................  $123,311    $147,794
Work-in-process........................................    44,181      52,374
Finished goods.........................................    16,224      20,442
                                                         --------    --------
                                                         $183,716    $220,610
                                                         ========    ========

NOTE G: EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following at June 30:

                                                         1999         1998
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Equipment............................................  $  93,112    $ 139,358
Leasehold improvements...............................     90,902       95,075
Furniture and fixtures...............................     45,427       60,353
                                                       ---------    ---------
                                                         229,441      294,786
Less allowance for depreciation and amortization.....   (126,104)    (150,534)
                                                       ---------    ---------
                                                       $ 103,337    $ 144,252
                                                       =========    =========

                                 JUNE 30, 1999

NOTE H: ACCRUED EXPENSES AND OTHER LIABILITIES

     The significant components of accrued expenses and other liabilities consist of the following at June 30:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Accrued compensation........................................  $ 40,954    $ 36,085
Warranty and installation reserves..........................    34,172      62,826
Income and other taxes payable..............................    27,947      14,114
Restructuring...............................................    27,909      48,443
Other.......................................................    41,231      46,974
                                                              --------    --------
                                                              $172,213    $208,442
                                                              ========    ========

NOTE I: LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at June 30, consist of the following:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
5% Convertible subordinated notes, due September 2002.......  $310,000    $310,000
Capitalized lease obligations, with varying interest rates
  from 4.6% to 9.5%.........................................    11,456      22,987
Japanese yen-denominated bank loans with fixed interest
  rates from 2.08% to 4.9%, principal payable in quarterly
  and semi-annual installments from July 1998 to April
  2003......................................................    17,798      16,881
Other.......................................................     7,812       1,670
                                                              --------    --------
                                                               347,066     351,538
Less current portion........................................   (20,566)    (17,364)
                                                              --------    --------
                                                              $326,500    $334,174
                                                              ========    ========

     During August 1997, Lam completed an offering of $310.0 million of Convertible Subordinated Notes (the "Notes"), which mature on September 2, 2002. Interest on the five percent Notes is payable on September 1 and March 1 of each year, commencing March 1, 1998. The Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $87.77 per share, subject to anti-dilution adjustments. The Notes are redeemable, in whole or in part, at the option of the Company and upon at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to September 6, 2000. On or after September 6, 2000, the Notes may be redeemed if the closing price of Lam Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness of the Company. Expenses associated with the offering of approximately $9.0 million were deferred in other assets and are being ratably amortized over the term of the Notes.

     During fiscal 1998, the Company entered into a new Synthetic Lease Agreement (the "Synthetic Lease Agreement"), relating to certain buildings at its Fremont campus which provided more favorable terms and reduced the amount of the Company's obligation. As part of the collateral restrictions of the Synthetic Lease Agreement, the Company is required to maintain a certain amount of cash, $51,357,000 at June 30, 1999 and 1998, respectively, in restricted specified interest-bearing accounts through March 2003 (unless the Synthetic Lease Agreement is otherwise terminated or the amount of maintained cash is reduced), as the underlying obligation is paid down.

                                 JUNE 30, 1999

     During the quarter ended September 30, 1998, the Company entered into a new Yen-denominated credit facility for an approximately Y1.7 billion yen-denominated loan ($14.1 million at June 30, 1999). This credit facility replaces a term loan which was held with other financial institutions. Principal payments on the new facility are due annually on September 30, through September 30, 2001. The new facility reflects terms which were more favorable than the previous yen-denominated loan.

     The Board of Directors of the Company has authorized the Company to acquire from independent third parties (the "Third Parties") options to purchase up to
3.5 million shares of Lam Common Stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into common stock of the Notes previously issued by the Company, and due September 2, 2002. As part of the program, the Board of Directors also authorized the Company to enter into put options with the same Third Parties covering up to 5.25 million shares of Lam Common Stock. The Board of Directors anticipated that the premiums the Company would receive over the course of the program from the sale of the put options to the Third Parties would offset in full the premium cost to the Company of its purchase of the call options from those same Third Parties. Consequently, the Company does not expect to exchange cash over the course of the program with the Third Parties in conjunction with the Company's purchase of the call options.

     Pursuant to this authorization, described above, the Company has as of June 30, 1999 acquired call options to purchase 1.24 million shares of Lam Common Stock; the weighted average exercise price of these options is $33.87. The call options provide that the maximum benefit to the Company of the call options at expiration is $53.90 per option share (the difference between $87.77, which is the conversion price of the Notes, and the weighted average exercise price of the call options). The Company has also entered put options with the same Third Parties covering 1.86 million shares of its common stock, giving those Third Parties the right to sell to the Company shares of Lam Common Stock at a weighted average price of $28.43 per share.

     The call and put options are European style options exercisable upon expiration; all of the options expire not later than September 3, 2002, which is the business day following the date on which the Notes must either be converted or retired. Upon option exercise, the Company has the ability, at its option, to permit the options to be physically settled (i.e., shares would be delivered to the Company against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). The Company can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate Third Party. While the options are only exercisable at expiration, the terms of the contracts with the Third Parties provide for early termination and settlement of the options upon the occurrence of certain events (in a form determined by the Company which includes net settlement of shares), including without limitation the Company's material breach of the agreement, default on certain indebtedness or covenants relating to the Company's financial condition, reduction in the Company's S&P credit rating below B or a drop in the price of the Company's Common Stock to less than $5.00 per share.

     If the average stock price is below $28.43 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in the Company's dilutive EPS calculation.

     As of June 30, 1999, the Company has deposited $9.0 million as security for its obligations under the put options. The Company is required to increase this amount if the Company enters additional option transactions with the Third Parties. The Company will also have to increase the amount of this security deposit by the amount from time to time that the put options are actually in the money.

     At June 30, 1999, the Company had a total of $100.0 million available under a syndicated bank line of credit. The line of credit was renegotiated in April 1998 and subsequently amended in December 1998, and is due to expire in April 2001. Borrowings under the syndicated bank line of credit bear interest at 0.55% to

                                 JUNE 30, 1999

1.25% over LIBOR, and are subject to Lam's compliance with financial and other covenants. The credit agreement includes terms requiring satisfaction of certain financial ratios, interest coverage, maximum debt to equity leverage, senior indebtedness, tangible net worth, minimum profitability, and also restricts the Company from paying dividends. At June 30, 1999, future maturities of long-term debt and minimum payments for capital lease obligations are as follows:

                                               CAPITAL LEASE
                                                OBLIGATIONS     LONG-TERM DEBT     TOTAL
                                               -------------    --------------    --------
                                                             (IN THOUSANDS)
FISCAL YEAR ENDING JUNE 30,
     2000....................................     $ 9,351          $ 11,755       $ 21,106
     2001....................................       2,304             5,524          7,828
     2002....................................         473             7,609          8,082
     2003....................................          --           310,579        310,579
     2004....................................          --                69             69
     Thereafter..............................          --                74             74
Less amounts representing interest...........        (672)               --           (672)
                                                  -------          --------       --------
                                                  $11,456          $335,610       $347,066
                                                  =======          ========       ========

     Long-term debt and capital lease obligations are collateralized by equipment with a cost and accumulated depreciation and amortization of $5,707,000 and $(3,337,000), respectively, at June 30, 1999, and of $13,872,000 and $(9,674,000), respectively, at June 30, 1998.

NOTE J: NET LOSS PER SHARE

     The Company's basic and diluted net loss per share for the years ended June 30, as calculated according to FAS 128, are as follows:

                                                      1999          1998         1997
                                                   ----------    ----------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Numerator for basic net loss per share.........  $(112,913)    $(144,599)    $(30,676)
  Numerator for diluted net loss per share.......  $(112,913)    $(144,599)    $(30,676)
Denominator:
  Basic net loss per share -- average shares
     outstanding.................................     38,492        38,057       36,919
  Diluted net loss per share -- average shares
     outstanding and assumed conversions.........     38,492        38,057       36,919
Basic net loss per share.........................  $   (2.93)    $   (3.80)    $  (0.83)
                                                   =========     =========     ========
Diluted net loss per share.......................  $   (2.93)    $   (3.80)    $  (0.83)
                                                   =========     =========     ========

     Options and convertible securities were outstanding during 1999, 1998, and 1997, but were excluded from the computation of diluted net loss per common share because the effect in years with a net loss would have been antidilutive. The shares potentially issuable under the put option agreement have been excluded from the computation of dilutive net loss per share because the effect would have been antidilutive.

NOTE K: COMPREHENSIVE INCOME (LOSS)

     As of July 1, 1998, the Company adopted FAS 130, which establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. FAS 130 requires that unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments are to be included in other

                                 JUNE 30, 1999

comprehensive loss. The Company's unrealized gains and losses on available-for-sale securities were not material for the fiscal years ended June 30, 1999, 1998 and 1997. Prior to adoption, foreign currency translation adjustments were reported by the Company as a component of stockholders' equity.

     The components of comprehensive loss, net of tax, are as follows for fiscal years ended June 30:

                                                     1999         1998         1997
                                                   ---------    ---------    --------
                                                             (IN THOUSANDS)
Net loss.........................................  $(112,913)   $(144,599)   $(30,676)
Foreign currency translation adjustment..........       (727)         471        (127)
                                                   ---------    ---------    --------
Comprehensive loss...............................  $(113,640)   $(144,128)   $(30,803)
                                                   =========    =========    ========

     Accumulated other comprehensive income (loss), net of related tax consists of the following at June 30:

                                                              1999     1998    1997
                                                              -----    ----    -----
                                                                  (IN THOUSANDS)
Accumulated foreign currency translation adjustment.........  $(432)   $295    $(176)

NOTE L: STOCK OPTION PLANS AND STOCK PURCHASE PLAN

     The Company has adopted incentive stock option plans that provide for the granting to qualified employees of incentive stock options to purchase shares of Lam Common Stock. In addition, the plans permit the granting of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The option price is determined by the Board of Directors, but in no event will it be less than the fair market value of Lam Common Stock on the date of grant (no less than 85% of the fair market value at the date of grant in the case of nonstatutory options). Options granted under the plans vest over a period determined by the Board of Directors. Under the automatic grant program, each outside director receives an option immediately exercisable for 6,000 shares of Lam Common Stock during December of each year during which the outside director serves, with the exercise price equal to the fair market value on the date of grant.

                                 JUNE 30, 1999

     A summary of incentive stock option plan transactions follows:

                                           AUTHORIZED    OUTSTANDING    OPTION PRICE    WTD. AVERAGE
                                           ----------    -----------    ------------    ------------
June 30, 1996............................   1,119,679     3,791,565     $0.28-62.88        $23.71
Additional amount authorized.............   1,660,000            --              --
Granted..................................  (1,860,555)    1,860,555     16.57-40.31         23.57
Exercised................................          --      (351,387)     0.28-35.75         16.53
Canceled.................................     365,662      (365,662)     2.26-44.88         26.72
Expired..................................      (1,319)           --              --
                                           ----------    ----------     -----------        ------
June 30, 1997............................   1,283,467     4,935,071     $0.28-62.88        $23.82
Additional amount authorized.............   3,000,000            --              --
Granted..................................  (3,380,678)    3,380,678     19.13-56.53         38.32
Exercised................................          --      (588,264)     0.54-42.63         20.19
Canceled.................................   1,071,268    (1,071,268)     3.01-56.53         38.16
Expired..................................  (1,141,009)           --              --
                                           ----------    ----------     -----------        ------
June 30, 1998............................     833,048     6,656,217     $0.28-62.88        $29.31
Additional amount authorized.............   3,000,000            --              --
Granted..................................  (5,482,352)    5,482,352     10.00-42.38         18.55
Exercised................................          --      (514,340)     0.54-35.75         22.14
Canceled.................................   2,410,477    (2,410,477)     2.41-62.88         30.06
Expired..................................    (248,879)           --              --
                                           ----------    ----------     -----------        ------
June 30, 1999............................     512,294     9,213,752     $0.28-55.44        $23.09
                                           ----------    ----------     -----------        ------

     At June 30, 1999, 9,726,046 shares of Lam Common Stock were reserved for future issuance under the various stock option plans and options to purchase 2,814,715 shares were exercisable at a range of $0.28-55.44. Outstanding and exercisable options presented by price range at June 30, 1999 are as follows:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   ---------------------------------------------    -----------------------------
                    NUMBER OF                                        NUMBER OF
                     OPTIONS        WEIGHTED                          OPTIONS
                   OUTSTANDING      AVERAGE          WEIGHTED       EXERCISABLE       WEIGHTED
   RANGE OF        AT JUNE 30,     REMAINING         AVERAGE        AT JUNE 30,       AVERAGE
EXERCISE PRICES       1999        LIFE (YEARS)    EXERCISE PRICE       1999        EXERCISE PRICE
---------------    -----------    ------------    --------------    -----------    --------------
$ 0.28 - 10.94        595,357         4.18            $ 6.40           450,288         $ 5.15
 12.29 - 14.47      1,248,931         9.07             14.40           241,331          14.11
 16.57 - 19.00      2,379,471         9.39             18.92            62,699          17.93
 19.13 - 20.78      1,025,037         5.10             20.53           819,644          20.71
 20.88 - 20.88      1,499,479         9.42             20.88           491,709          20.88
 21.63 - 29.50        930,496         7.53             26.02           383,766          27.91
 29.82 - 50.81        759,981         7.82             34.74           365,278          35.80
 55.42 - 55.44        775,000         8.11             55.43                --             --
--------------      ---------         ----            ------         ---------         ------
$ 0.28 - 55.44      9,213,752         8.12            $23.09         2,814,715         $20.56
==============      =========         ====            ======         =========         ======

     During fiscal 1998, the stockholders of the Company approved the 1997 Stock Incentive Plan, which provides for the grant of stock options, restricted stock, deferred stock and performance share awards to participating officers, directors, employees, consultants and advisors of the Company and its subsidiaries. Initially, 3,000,000 shares were reserved for issuance. The number of shares to be issued will automatically be increased each calendar quarter subject to certain provisions and restrictions, but will in no event exceed 5,000,000 shares. During fiscal 1999, the Board of Directors of the Company amended the 1997 Stock

                                 JUNE 30, 1999

Incentive Plan to provide for annual non-employee director options to be granted in December, as opposed to January, of each calendar year, and to allow for re-pricing of stock options held by eligible employees who, at the time of any such re-pricing, are not a member of the Board of Directors, a member of the Company's senior management or a principal stockholder of the Company.

     During fiscal 1999, the Board of Directors of the Company also approved the 1999 Stock Option Plan, which provides for the grant of non-qualified stock option awards to eligible employees, consultants and advisors of the Company and its subsidiaries. However, employees who are also members of the Board of Directors or of the Company's senior management, or who are a principal stockholder of the Company, are not eligible to receive stock option awards under this plan. Initially, 3,000,000 shares were reserved for issuance.

     During fiscal 1996, the Company adopted a Performance-Based Restricted Stock Plan designed to reward executives based upon the achievement of certain predetermined goals. The grant is based on the fair market value of the Lam's Common Stock at the end of the quarter, provided the predetermined goals are met. The Company authorized 150,000 shares to be reserved for issuance under the Performance-Based Stock Plan. At June 30, 1999, 133,624 shares remain available for issuance under this plan. However, no shares have been issued under this plan since June 1996.

     During fiscal 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The 1999 ESPP allows employees to designate a portion of their base compensation to be used to purchase Lam Common Stock at a purchase price per share of the lower of 85% of the fair market value of Lam Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts twelve months and comprises three interim purchase dates. The 1999 ESPP, approved by the Company's stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (the "1984 ESPP"). The Company has 3,000,000 shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 1,000,000 shares may be issued at any time and additional shares (up to 2,000,000 total additional shares) may be issued for each share of Lam Common Stock which the Company redeems in public-market at private purchases and designated for this purpose.

     During fiscal 1999, Lam Common Stock was sold to employees under the both the 1999 ESPP and 1984 ESPP. Shares were also sold to employees under an OnTrak purchase plan (the "OnTrak ESPP") which predated the Merger. Under the OnTrak ESPP, the purchase price per share is the lower of 85% of the fair market value of the Lam Common Stock on the first or last day of a six-month offering period. A total of 2,712,122 shares of the Lam's Common Stock were issued under the 1999, 1984 and OnTrak ESPP Plans through June 30, 1999, at prices ranging from $2.65 to $43.03 per share. During fiscal 1999, the 1984 ESPP and OnTrak ESPP were terminated and no longer available for employee stock purchases. At June 30, 1999, 935,446 shares remain available for purchase under all employee stock purchase plans.

     During the first quarter of fiscal 1999, the Company announced that its Board of Directors had authorized the repurchase, at management's discretion, of up to 368,000 shares of Lam Common Stock from the public market or in private purchases. The shares were used to offset dilution caused by issuance in the near-term of shares under the Company's employee stock purchase and stock option plans. During the third quarter of fiscal 1999, the Company announced a share repurchase program of up to 2,000,000 shares of Lam Common Stock. The shares repurchased under this authorization will be used to reduce dilution caused by the issuance of shares reserved under the Company's stock option and employee stock purchase plans. During fiscal 1999, the Company repurchased 858,000 shares for $18.9 million of Lam Common Stock. At June 30, 1999, the Company has 1,510,000 shares available for repurchase. These share repurchases had no material impact on the net loss per share amounts for the period.

     As permitted by FAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recorded nominal

                                 JUNE 30, 1999

compensation expense with respect to such awards which are generally granted at market value on the date of grant.

     Pro forma information regarding net loss and net loss per share is required by FAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                  OPTIONS                   ESPP
                                            --------------------    --------------------
                                            1999    1998    1997    1999    1998    1997
                                            ----    ----    ----    ----    ----    ----
Expected life (years).....................  3.2     3.9     3.3     1.0     0.5     0.5
Expected stock price volatility...........   70%     64%     60%     70%     64%     58%
Risk-free interest rate...................  4.9%    5.7%    6.1%    4.9%    5.7%    5.3%

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $9.25, $20.59 and $10.55 per share, respectively. The weighted average fair value of shares granted under the 1999, 1984 and OnTrak ESPP plans during fiscal 1999, 1998 and 1997 was $5.39, $12.85 and $7.62 per share, respectively.

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the option's vesting period (for options) and the respective six or twelve-month purchase periods (for stock purchases under the respective employee stock purchase plans). The Company's pro forma information follows:

                                                      1999           1998           1997
                                                   -----------    -----------    ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss -- as reported..........................   $(112,913)     $(144,599)     $(30,676)
Net loss -- pro forma............................   $(146,903)     $(169,974)     $(41,194)
Basic loss per share -- as reported..............   $   (2.93)     $   (3.80)     $  (0.83)
Basic net loss per share -- pro forma............   $   (3.82)     $   (4.47)     $  (1.12)
Diluted net loss per share -- as reported........   $   (2.93)     $   (3.80)     $  (0.83)
Diluted net loss per share -- pro forma..........   $   (3.82)     $   (4.47)     $  (1.12)

FAS 123 is applicable only to awards granted subsequent to June 30, 1995. As a result, its pro forma effect is fully reflected only in fiscal 1999.

NOTE M: PROFIT SHARING PLAN AND BENEFIT PLAN

     During fiscal 1998, the Company revised the profit sharing plan for its employees in North America. Distributions to employees by the Company are made bi-annually based upon a percentage of base salary, provided that a threshold level of the Company's financial and performance goals are met. Upon achievement of the threshold, the profit sharing is awarded based upon performance against certain corporate financial and operating goals. During fiscal 1999, the Company incurred an expense of $2,121,000 based upon the Company achieving certain business process improvements. During 1998, the Company did not incur any profit sharing plan expense. Profit sharing plan expense for fiscal 1997 was $176,000.

                                 JUNE 30, 1999

     The Company maintains a 401(k) retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute 2% to 15% of his or her annual salary to the plan, subject to statutory limitations. The Company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. Prior to the Merger, OnTrak maintained an employee savings and retirement plan qualified under Section 401(k) of the Internal Revenue Code. The OnTrak plan allowed participants to contribute up to 14% of the total compensation that would otherwise be paid to them by OnTrak, not to exceed the maximum allowed by the applicable Internal Revenue Service guidelines. OnTrak matched 100% of the salary deferral contributions made by each participating employee, up to a maximum of 6% of total employee compensation. OnTrak's contributions were 25%, 50% and 100% vested after an employee's second, third and fourth years of service, respectively. The Company's match expense for fiscal 1999, 1998 and 1997 was $3,610,000, $4,964,000 and $5,205,000, respectively.

NOTE N: COMMITMENTS

     The Company leases its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2014. All of the Company's facility leases for buildings located at its Fremont, California headquarters and certain operating leases provide the Company an option to extend the leases for additional periods. Certain of the Company's other facility leases provide for periodic rent increases based on the general rate of inflation.

     Future minimum lease payments for the years ended June 30, and in the aggregate under operating leases, consist of the following:

                                                   (IN THOUSANDS)
2000.............................................     $ 28,501
2001.............................................       20,029
2002.............................................       58,278
2003.............................................        8,963
2004.............................................        6,501
Thereafter.......................................       27,610
                                                      --------
                                                      $149,882
                                                      ========

     During fiscal 1998, Company entered into its Synthetic Lease Agreement, relating to certain buildings at its Fremont campus, to obtain more favorable terms and to reduce the amount of the obligation. As part of the collateral restrictions of the Agreement, the Company is required to provide a guaranteed residual value of $44,402,000 at the end of the lease term.

     Total rental expense for all leases amounted to approximately $33,144,000, $44,737,000 and $46,728,000, for the years ended June 30, 1999, 1998 and 1997, respectively.

     The Company has subleased some of its buildings and is exploring subleasing others, and currently is entitled to receive income of approximately $5,383,000, $5,851,000, $5,535,000, $4,650,000 $3,333,000 and $4,444,000 for the fiscal years 2000, 2001, 2002, 2003, 2004 and thereafter, respectively.

     For the fiscal years ended June 30, 1999, 1998 and 1997, the Company received income totaling $3,226,000, $1,752,000 and $405,000, respectively, on its subleased facilities.

                                 JUNE 30, 1999

NOTE O: INCOME TAXES

     Income tax benefit consists of the following:

                                                        1999        1998        1997
                                                       -------    --------    --------
                                                               (IN THOUSANDS)
Federal:
  Current............................................  $    --    $(18,153)   $(20,064)
  Deferred...........................................       --     (21,187)    (15,521)
                                                       -------    --------    --------
                                                            --     (39,340)    (35,585)
State:
  Current............................................      286         362       2,474
  Deferred...........................................   (3,508)     (6,049)     (9,511)
                                                       -------    --------    --------
                                                        (3,222)     (5,687)     (7,037)
Foreign:
  Current............................................    3,222       8,951      12,439
  Deferred...........................................       --       1,550          --
                                                       -------    --------    --------
                                                         3,222      10,501      12,439
                                                       -------    --------    --------
                                                       $    --    $(34,526)   $(30,183)
                                                       =======    ========    ========

     Actual current tax liabilities are lower than reflected above for fiscal year 1997 by $1,732,000 for the stock option deduction benefits recorded as a credit to stockholders' equity.

     Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of June 30, are as follows:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Tax benefit carryforwards.................................  $103,159    $ 39,268
  Accounting reserves and accruals deductible in different
     periods................................................    45,136      63,937
  Inventory valuation differences...........................    31,787      37,240
  Capitalized R&D expenses..................................    13,774          --
  Net undistributed profits of foreign subsidiaries.........     8,167       9,239
                                                              --------    --------
Gross deferred tax assets...................................   202,023     149,684
                                                              --------    --------
Deferred tax liabilities:
  Temporary differences for capital assets..................    (4,744)     (8,594)
  Other.....................................................    (5,209)     (2,157)
                                                              --------    --------
Gross deferred tax liabilities..............................    (9,953)    (10,751)
                                                              --------    --------
Valuation allowance for deferred tax assets.................   (84,680)    (35,051)
                                                              --------    --------
Net deferred tax assets.....................................  $107,390    $103,882
                                                              ========    ========

     Approximately $1,500,000 and $5,900,000 of the valuation allowance for deferred taxes, for fiscal 1999 and 1998, respectively, is attributable to stock option deductions, the benefit of which will be credited to equity when realized.

     Realization of the Company's net deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

                                 JUNE 30, 1999

     At June 30, 1999, the Company has federal tax loss carryforward of approximately $153,000,000 which expire in 2019. The Company also has federal and state tax credit carryforwards of approximately $48,300,000, of which approximately $27,200,000 will expire in varying amounts between 2000 and 2019. The remaining balance of $21,100,000 of tax carryforwards may be carried forward indefinitely. A valuation allowance has been provided for a portion of the deferred tax assets related to the carryforwards.

     A reconciliation of income tax benefit provided at the federal statutory rate (35% in 1999, 1998 and 1997) to income tax benefit follows:

                                                        1999        1998        1997
                                                      --------    --------    --------
                                                               (IN THOUSANDS)
Income tax benefit computed at federal statutory
  rate..............................................  $(39,520)   $(62,694)   $(21,345)
Losses not benefited................................    48,124      35,051          --
Tax credits.........................................    (5,727)     (5,459)     (5,316)
State income taxes, net of federal tax provision....    (2,094)     (3,697)     (4,422)
Other...............................................      (783)      2,273         900
                                                      --------    --------    --------
                                                      $     --    $(34,526)   $(30,183)
                                                      ========    ========    ========

     Income before income taxes from foreign operations for fiscal years 1999, 1998 and 1997 was $13,829,000, $11,462,000 and $31,621,000, respectively. In addition, the Company received royalty and other income from foreign sources of $410,000, $2,059,000 and $12,662,000, in fiscal years 1999, 1998 and 1997, respectively, which is subject to foreign tax withholding.

NOTE P: RESTRUCTURINGS

     During the Company's first fiscal 1997 quarter ended September 30, 1996, the Company projected and announced that revenues would be lower than previous quarters due to a projected 20% general market decline. The Company's revenues during that quarter fell to $299.2 million, a decrease of 24% from the prior quarter. The Company assessed that market conditions would remain depressed and, therefore, that its revenues would continue to be adversely affected. Accordingly, and as announced on August 26, 1996, the Company organizationally restructured its business units into a more centralized structure and cut its workforce by approximately 11%.

     The Company's quarterly revenue would eventually decline to $233.3 million in the March 1997 quarter, 40% lower than the peak reached in the quarter ended June 1996. Subsequently, in the latter part of calendar 1997, the industry rebounded quickly and entered into what eventually became a short-lived upturn cycle. During the June 1997 quarter, the Company's revenues grew back to $282.6 million and reached $292.1 million by the December 1997 quarter. However, the Company's outlook in late January 1998 was that the industry was again entering into a steep downturn brought on by depressed DRAM pricing and the Asia financial crisis. The Company therefore announced a further set of restructuring activities in a news release on February 12, 1998. At that time, the Company's assessment related to industry conditions was that its revenues for the March and June 1998 quarters would decline by approximately 20%. The Company's restructuring plans aligned its cost structure to this level of revenues by exiting part of its CVD business and all of its FPD businesses, consolidating its manufacturing facilities and substantially reducing its remaining infrastructure and workforce. The Company's actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. The Company projected revenues to drop to a run rate of approximately $180 million per quarter and determined it needed once more to reduce its cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998 and the Company exited the remainder of its CVD operations. As a result of the restructurings in fiscal 1998, the Company reduced its global workforce by approximately 28%.

                                 JUNE 30, 1999

     The Company's revenue outlook in June 1998 was based on the Company's projection that the worldwide wafer fabrication industry would deteriorate from a quarterly revenue amount of $4.2 billion to $3.2 billion, or a 25% decline.

     The semiconductor equipment market contracted beyond what was anticipated, to quarterly revenues of $2.6 billion as reported by Dataquest, an independent industry analysis firm. The Company's shortfall of revenues during the September 1998 quarter declined in line with the industry as a whole, and resulted in lower than anticipated revenues, falling to $142.2 million. At that point in time, the Company projected that its quarterly revenues would remain closer to the $140-$150 million level for at least the next several quarters. This necessitated another restructuring plan and further cost reductions via employee terminations, facilities consolidation and a contraction of operating activities, all of which resulted in the additional write-down of plant-related assets. This plan was announced and publicly communicated on November 12, 1998. As a result of the fiscal 1999 restructuring, the Company further reduced its global workforce by approximately 15%.

     Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:

                                                       LEASE
                                                      PAYMENTS
                                        SEVERANCE        ON        ABANDONED    CREDITS ON
                                           AND        VACATED        FIXED       RETURNED
                                        BENEFITS     FACILITIES     ASSETS      EQUIPMENT      TOTAL
                                        ---------    ----------    ---------    ----------    -------
                                                               (IN THOUSANDS)
Fiscal year 1999 provision............   $16,521       $1,125       $28,141       $7,585      $53,372
Cash payments.........................   (11,663)        (440)           --         (258)     (12,361)
Non-cash charges......................        --           --       (28,141)      (1,959)     (30,100)
                                         -------       ------       -------       ------      -------
Balance at June 30, 1999..............   $ 4,858       $  685       $    --       $5,368      $10,911
                                         =======       ======       =======       ======      =======

     Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees representing approximately 15% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The termination of employees occurred shortly after the plan of restructuring was finalized.

     Lease Payments on Vacated Facilities relates to 24 months of rent and common area maintenance expense for the vacated facilities. The Company also estimated, given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease its excess facilities in Fremont, California.

     The Company wrote-off all leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

     Credits on Returned Equipment relates to the charge associated with the requirement by certain of the Company's customers to return their previously purchased CVD systems and spare parts.

                                 JUNE 30, 1999

     Below is a table summarizing restructuring activity relating to the fiscal 1998 restructuring:

                                                     LEASE
                                                  PAYMENTS ON                  EXCESS AND   CREDITS ON
                                  SEVERANCE AND     VACATED      ABANDONED      OBSOLETE     RETURNED    OTHER EXIT
                                    BENEFITS      FACILITIES    FIXED ASSETS   INVENTORY    EQUIPMENT      COSTS       TOTAL
                                  -------------   -----------   ------------   ----------   ----------   ----------   --------
                                                                         (IN THOUSANDS)
Fiscal year 1998 provision......     $40,317        $16,998       $47,341       $31,933       $6,547       $5,722     $148,858
Cash payments...................      (9,766)        (1,518)           --            --           --           --      (11,284)
Non-cash charges................          --             --       (47,341)      (31,933)      (4,135)      (5,722)     (89,131)
                                     -------        -------       -------       -------       ------       ------     --------
Balance at June 30, 1998........      30,551         15,480            --            --        2,412           --       48,443
Adjustment......................          --             --            --            --        1,528           --        1,528
Cash payments...................     (19,777)        (3,039)           --            --       (2,150)          --      (24,966)
                                     -------        -------       -------       -------       ------       ------     --------
Balance at June 30, 1999........     $10,774        $12,441       $    --       $    --       $1,790       $   --     $ 25,005
                                     =======        =======       =======       =======       ======       ======     ========

     Severance and Benefits relates to the salary and fringe benefit expense of the involuntarily terminated employees of the CVD and FPD operations which were exited, the shutdown of the Wilmington, Massachusetts manufacturing facility, and the employees impacted by the overall across the board reduction of the employee base. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The restructuring plans resulted in the Company reducing its global workforce by approximately 28%. The termination of employees occurred shortly after the plan of restructuring was finalized.

     Lease Payments on Vacated Facilities which was included in the restructuring charge related to remaining rent and common area maintenance on the closed Wilmington, Massachusetts manufacturing facility. The Company also estimated, given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease its excess facilities in Fremont, California. The Company, therefore, included 24 months of rent and common area maintenance expense related to excess facilities in its restructuring charge.

     The Company wrote-off all fixed assets relating to the operations which were exited, leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees and other assets deemed to have no future use as a result of the restructuring.

     The inventory write-off which was included in the restructuring charge related to inventory from the operations which were exited. The inventory write-off included raw material on hand and inventory purchased under non-cancelable commitments from suppliers, spare parts, work-in-process and finished goods related to the products from the exited operations.

     Credits on Returned Equipment relates to the charge associated with the requirement by certain of the Company's customers to return their previously purchased CVD systems and spare parts. During fiscal 1999, the Company recorded an adjustment to the restructuring reserve of $1.5 million for the recovery of a previously written-off machine.

     Other Exit Costs of $5.7 million relates to the net book value of licensing and manufacturing agreements related to the restructured operations.

                                 JUNE 30, 1999

     Below is a table summarizing restructuring activity relating to the fiscal 1997 restructuring:

                                                                   LEASE
                                                    SEVERANCE     PAYMENTS
                                                       AND       ON VACATED     ABANDONED
                                                    BENEFITS     FACILITIES    FIXED ASSETS    TOTAL
                                                    ---------    ----------    ------------    ------
                                                                     (IN THOUSANDS)
Fiscal year 1997 provision........................   $6,170        $1,789         $1,062       $9,021
Cash payments.....................................   (5,592)         (703)            --       (6,295)
Non-cash charges..................................       --            --         (1,062)      (1,062)
                                                     ------        ------         ------       ------
Balance at June 30, 1997..........................      578         1,086             --        1,664
Adjustment........................................    1,086        (1,086)            --           --
Cash payments.....................................     (406)           --             --         (406)
                                                     ------        ------         ------       ------
Balance at June 30, 1998..........................    1,258            --             --        1,258
Cash payments.....................................     (409)           --             --         (409)
                                                     ------        ------         ------       ------
Balance at June 30, 1999..........................   $  849        $   --         $   --       $  849
                                                     ======        ======         ======       ======

     Severance and Benefits relates to the salary and fringe benefit expense for the involuntarily terminated employees which represented approximately 11% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The termination of employees occurred shortly after the plan of restructuring was finalized. During fiscal 1998, the Company revised its estimate relating to severance and benefits and transferred the excess balance of remaining lease payments on vacated facilities to severance and benefits.

     Lease Payments on Vacated Facilities relates to remaining rent and common area maintenance expense for the vacated facilities.

     The Company wrote-off all leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

NOTE Q: RELATED PARTY TRANSACTIONS

     During the first quarter of fiscal 1999, the Company withdrew from a limited partnership (the "Partnership") and received a payment of $2,800,000 for its portion of uninvested capital and retained by assignment an indirect interest in the Partnership investments as of the date of the Company's withdrawal. During fiscal 1997, the Company invested $4,000,000 for a 32% interest in the Partnership. The Partnership was organized for the purpose of investing in emerging technology companies to seek income and gains to the Partnership. Three of the Company's directors were, prior to the Company's withdrawal, members of the limited liability company that is the general partner of the Partnership. The Company has accounted for its investment in the partnership under the equity method. Accordingly, the Company adjusted the recorded value of its investment for its share (32%) of the Partnership's net income or loss. The Company's portion of the Partnership's net income was not material for the fiscal years ended June 30, 1998 or 1997.

NOTE R: PURCHASED TECHNOLOGY FOR R&D

     During fiscal 1998, the Company purchased a non-exclusive, worldwide license from Trikon Technologies, Inc. ("Trikon") for its MORI source technology. During fiscal 1998, the Company recorded a charge for the purchase of technology of $12,100,000 for the initial payment on the license and for the purchase of a

                                 JUNE 30, 1999

Trikon system to be utilized for R&D. The technology is being used in a single discrete etch product development project and has no future alternative use. An additional $5,000,000 for the license became payable and was paid in fiscal 1999.

NOTE S: LITIGATION

     In October, 1993 Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and Lam's infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether Lam's infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. To date, however, there has been no determination as to the actual scope of those claims, or whether Lam's products have infringed or are infringing Varian's patents. A trial date is currently scheduled for March 2000. Furthermore, there have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on the Company's operating results or the Company's financial position.

     In addition, the Company is from time to time notified by various parties that intention to seek negotiated licenses where it is considered appropriate. The outcome of these matters will not, in management's opinion, have a material impact on the Company's consolidated financial position or operating results.

NOTE T: SUBSEQUENT EVENT (UNAUDITED)

     In September, 1999 Tegal Corporation ("Tegal") brought suit against the Company in the United States District Court, for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Tegal. Specifically, Tegal identified the Company's 4520XL and Exelan products as infringing the patents Tegal is asserting. To date, however, there has been no determination as to the actual scope of those claims, or whether Lam's products have infringed or are infringing Tegal's patents. No trial date is scheduled in the action. Furthermore, there have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on the Company's operating results or the Company's financial position.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Lam Research Corporation
Fremont, California

     We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of OnTrak Systems, Inc. which reflects net income of approximately 9.6% of the related consolidated financial statement totals for the year ended June 30, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for OnTrak Systems, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP

San Jose, California
July 26, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS
                            FOR ONTRAK SYSTEMS, INC.

To the Board of Directors and Stockholders of OnTrak Systems, Inc.

     In our opinion, the consolidated balance sheet and related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of OnTrak Systems, Inc. and its subsidiaries (not presented separately herein) at June 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 24, 1997 except for Note 2,
which is as of August 5, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAM RESEARCH CORPORATION

                                          By /s/ JAMES W. BAGLEY

                                          --------------------------------------
                                          James W. Bagley,
                                          Chairman, Chief Executive Officer

Dated: September 24, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Bagley and Mercedes Johnson, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

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

                    SIGNATURES                                  TITLE                       DATE
                    ----------                                  -----                       ----

                /s/ JAMES W. BAGLEY                  Chairman, Chief Executive       September 24, 1999
---------------------------------------------------  Officer
                  James W. Bagley

               /s/ MERCEDES JOHNSON                  Vice President, Finance and     September 24, 1999
---------------------------------------------------  Chief Financial Officer
                 Mercedes Johnson                    (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)

               /s/ DAVID G. ARSCOTT                  Director                        September 24, 1999
---------------------------------------------------
                 David G. Arscott

             /s/ RICHARD J. ELKUS, JR.               Director                        September 24, 1999
---------------------------------------------------
               Richard J. Elkus, Jr.

               /s/ ROGER D. EMERICK                  Director                        September 24, 1999
---------------------------------------------------
                 Roger D. Emerick

                /s/ JACK R. HARRIS                   Director                        September 24, 1999
---------------------------------------------------
                  Jack R. Harris

                /s/ GRANT M. INMAN                   Director                        September 24, 1999
---------------------------------------------------
                  Grant M. Inman

              /s/ KENNETH M. THOMPSON                Director                        September 24, 1999
---------------------------------------------------
                Kenneth M. Thompson

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                            LAM RESEARCH CORPORATION

                                                          ADDITIONS
                                      --------------------------------------------------
                                       BALANCE AT                       CHARGED TO OTHER
                                      BEGINNING OF   CHARGED TO COSTS       ACCOUNTS                              BALANCE AT
            DESCRIPTION                  PERIOD        AND EXPENSES         DESCRIBE       DEDUCTIONS DESCRIBE   END OF PERIOD
            -----------               ------------   ----------------   ----------------   -------------------   -------------
               COL. A                    COL. B           COL. C                                 COL. D             COL. E
               ------                    ------           ------                                 ------             ------
YEAR ENDED JUNE 30, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts...   $5,103,000               --             --               $523,000(1)       $4,580,000
YEAR ENDED JUNE 30, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts...   $2,377,000       $2,900,000                              $174,000(1)       $5,103,000
YEAR ENDED JUNE 30, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts...   $2,063,000       $  738,000             --               $424,000(1)       $2,377,000

---------------
(1) Represents specific customer accounts written-off.

                            LAM RESEARCH CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                 EXHIBIT INDEX

 EXHIBIT                            DESCRIPTION
 -------                            -----------
 3.1(7)     Certificate of Incorporation of the Registrant, as amended.
 3.2(13)    Amended and Restated By Laws of the Registrant, dated March
            24, 1997.
 4.1(1)     Amended 1981 Incentive Stock Option Plan and Forms of Stock
            Option Agreements.
 4.2(1)     Amended 1984 Incentive Stock Option Plan and Forms of Stock
            Option Agreements.
 4.3(21)    Amended 1984 Employee Stock Purchase Plan and Form of
            Subscription Agreement.
 4.4(8)     Amended 1991 Stock Option Plan and Forms of Stock Option
            Agreements.
 4.5(10)    1996 Performance-Based Restricted Stock Plan.
 4.7(1)     Rights Agreement, dated as of January 23, 1997, between the
            Registrant and ChaseMellon Shareholder Service, L.L.C.,
            which includes Exhibit B thereto the Form of Right
            Certificate.
 4.8(24)    Amended and restated 1997 Stock Incentive Plan.
 4.9(24)    1999 Stock Option Plan.
 4.10(28)   Lam Research Corporation 1999 Employee Stock Purchase Plan.
10.3(2)     Form of Indemnification Agreement.
10.7(3)     Roger D. Emerick Promissory Note and Deed of Trust.
10.12(4)    ECR Technology License Agreement and Rainbow Technology
            License Agreement by and between Registrant and Sumitomo
            Metal Industries, Ltd.
10.16(5)    License Agreement effective January 1, 1992 between the
            Registrant and Tokyo Electron Limited.
10.19(6)    Deferred Compensation Agreement with Roger D. Emerick.
10.27(7)    Receivables Purchase Agreement between Lam Research
            Corporation and ABN AMRO Bank N.V., Tokyo Branch.
10.28(7)    Guaranty of Supplemental Receivables Purchase Agreement
            between Lam Research Corporation and ABN AMRO Bank N.V.,
            Tokyo Branch dated June 28, 1995.
10.29(8)    Credit Agreement Between Lam Research Corporation and ABN
            AMRO Bank N. V., as agent for a syndicate of banks, dated
            December 20, 1995.
10.30(9)    Lease Agreement Between Lam Research Corporation and the
            Industrial Bank of Japan, Limited dated March 27, 1996.
10.31(10)   Term Loan Agreement between The Sakura Bank Limited and Lam
            Research Co., Ltd. dated June 26, 1996.
10.32(10)   The Continuing Guaranty between The Sakura Bank Limited and
            Lam Research Corporation dated June 26, 1996.
10.33(11)   Employment contract for Roger D. Emerick, effective July 1,
            1996.
10.34(12)   Agreement between Registrant and Henk J. Evenhuis, dated
            January 21, 1997.
10.35(14)   Agreement and Plan of Merger by and among Lam Research
            Corporation, Omega Acquisition Corporation and OnTrak
            Systems, Inc. dated as of March 24, 1997.
10.37(15)   Second Amendment to Credit Agreement between Lam Research
            Corporation and ABN AMRO Bank N.V., San Francisco
            International Branch dated March 30, 1997.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
10.38(15)   Consent and Waiver Agreement between Lam Research
            Corporation and IBJTC Leasing Corporation-BSC, The
            Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A.,
            The Bank of Nova Scotia and the Nippon Credit Bank, LTD.
            dated March 28, 1997.
10.39(15)   Waiver Agreement between Lam Research Co., Ltd. and The
            Sakura Bank Limited dated March 30, 1997.
10.40(15)   Amendment to Continuing Guaranty between Lam Research
            Corporation and The Sakura Bank Limited dated March 30,
            1997.
10.41(17)   Employment Agreement for James W. Bagley, dated July 1,
            1997.
10.42(16)   Employment agreement for Stephen G. Newberry, dated August
            5, 1997.
10.43(16)   Addendum to Roger D. Emerick Employment contract, dated June
            26, 1997.
10.44(18)   Consent and Waiver Agreement among Lam Research Corporation,
            IBJTC Leasing Corporation-BSC and Participants dated October
            7, 1997.
10.45(18)   Third Amendment to Credit Agreement among Lam Research
            Corporation, ABN AMRO Bank, as agent, and a syndicate of
            lenders, dated October 7, 1997.
10.46(20)   Receivables Purchase Agreement between Lam Research Co.,
            LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated December
            26, 1997.
10.47(20)   Third Amendment to Term Loan between Lam Research Co., Ltd., and The Sakura Bank Limited, dated December 19, 1997.
10.48(20)   Second Amendment to Continuing Guaranty between Lam Research
            Corporation and The Sakura Bank Limited, dated December 19,
            1997.
10.49(20)   Guaranty to the Receivables Purchase Agreement between Lam
            Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch,
            dated December 26, 1997.
10.50(22)   License Agreement between Lam Research Corporation and
            Trikon Technologies, Inc., dated March 18, 1998.
10.51(22)   Loan Agreement between Lam Research Corporation and The
            Industrial Bank of Japan, Limited, dated March 30, 1998.
10.52(23)   Credit Agreement between Lam Research Corporation and
            Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V.,
            San Francisco Branch, dated April 13, 1998.
10.53(23)   First Amendment to Credit Agreement between Lam Research
            Corporation and ABN AMRO Bank N.V., San Francisco Branch,
            dated August 10, 1998.
10.54(19)   Indenture by and between the Company and LaSalle National
            Bank dated as of August 15, 1997.
10.55(19)   Registration Rights Agreement by and between the Company and
            Deutsche Morgan Grenfeld Inc., ABN AMRO Rothschild, and
            Lombard Odier International Underwriters Limited, dated as of August 15, 1997.
10.56(23)   Amended and restated Roger D. Emerick Promissory Note and
            Deed of Trust dated April 8, 1998.
10.57(23)   Waiver Agreement between Lam Research Co., Ltd. And Sakura
            Bank Limited, dated July 20, 1998.
10.58(24)   Loan Agreement between Lam Research Co., LTD and ABN AMRO
            Bank N.V., dated September 30, 1998.
10.59(24)   Guaranty to Loan Agreement between Lam Research Co., LTD and
            ABN AMRO Bank N.V., dated September 30, 1998.
10.60(24)   Second Addendum to Employment Agreement between Lam Research
            Corporation and Roger D. Emerick, effective September 1,
            1998.

 EXHIBIT                            DESCRIPTION
 -------                            -----------
10.61(25)   Second Amendment to Credit Agreement between ABN AMRO BANK,
            N.V. and Lam Research Corporation, dated December 18, 1998.
10.62(25)   First Amendment to Guaranty between ABN AMRO BANK, N.V. and
            Lam Research Corporation, dated December 25, 1998.
10.63(25)   Supplemental Agreement of Receivables Purchase Agreement
            dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam
            Research Corporation, dated December 25, 1998.
10.64(25)   Supplemental Agreement of Loan Agreement dated September 30,
            1998 between ABN AMRO BANK, N.V. and Lam Research
            Corporation, dated December 25, 1998.
10.66(26)   Substitution Certificate for Loan Agreement dated September
            30, 1998 between ABN AMRO BANK, N.V. and Lam Research
            Corporation, dated March 19, 1999.
10.67(27)   OTS Issuer Stock Option Master Agreement between Lam
            Research Corporation and Goldman Sachs & Co. and Collateral
            Appendix thereto, dated June 1999.
10.68(27)   Form of ISDA Master Agreement and related documents between
            Lam Research Corporation and Credit Suisse Financial
            Products, dated June 1999.
21          Subsidiaries of the Registrant.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
23.2        Consent of PricewaterhouseCoopers LLP Independent
            Accountants.
24          Power of Attorney.
27          Financial Data Schedule.

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

(17) Incorporated by reference to Registrant's Report on Form S-4 dated July 1, 1997.

(18) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(19) Incorporated by reference to Registrant's Report on Form S-3 dated October 31, 1997.

(20) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(21) Incorporated by reference to Registrant's Report on Form S-8 dated January 30, 1998.

(22) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(23) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(24) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(25) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(26) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999.

(27) Incorporated by reference to Registrant's Report on Form 8-K dated June 22, 1999.

(28) Incorporated by reference to Registrant's Report on Form S-8 dated November 5, 1998.