Form 10-Q
period 1999-09-26
LAM RESEARCH CORP
filed 1999-11-10
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 26, 1999


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant, as specified in its charter)


          DELAWARE                                              94-2634797
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                         94538
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (510) 572-0200


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO [ ]

As of September 26, 1999 there were 39,441,302 shares of Registrant's Common Stock outstanding.

                                      INDEX


                                                                           Page
                                                                            No.
                                                                           ----
PART I. FINANCIAL INFORMATION ........................................       3

Item 1. Financial Statements (unaudited) .............................       3

          Condensed Consolidated Balance Sheets ......................       3
          Condensed Consolidated Statements of Operations ............       4
          Condensed Consolidated Statements of Cash Flows ............       5
          Notes to Condensed Consolidated Financial
             Statements ..............................................       6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..........................      12

          Results of Operations ......................................      13
          Liquidity and Capital Resources ............................      19
          Risk Factors ...............................................      20

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk .........................................................      29

PART II. OTHER INFORMATION ...........................................      29

Item 1. Legal Proceedings ............................................      29

Item 6. Exhibits and Reports on Form 8-K .............................      30

ITEM 1. FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                    September 26,         June 30,
                                                        1999                1999
                                                    -------------        -----------
                                                     (unaudited)
Assets

Cash and cash equivalents                            $    57,049         $    37,965
Short-term investments                                   257,203             273,836
Accounts receivable, net                                 211,372             170,531
Inventories                                              191,945             183,716
Prepaid expenses and other assets                         20,610              17,177
Deferred income taxes                                     55,645              55,645
                                                     -----------         -----------
              Total Current Assets                       793,824             738,870

Equipment and leasehold improvements, net                 97,144             103,337
Restricted cash                                           60,348              60,348
Other assets                                              79,140              76,896
                                                     -----------         -----------
              Total Assets                           $ 1,030,456         $   979,451
                                                     ===========         ===========

Liabilities and Stockholders' Equity

Trade accounts payable                               $    48,198         $    51,216
Accrued expenses and other
   current liabilities                                   196,441             172,213
Current portion of long-term debt and
   capital lease obligations                              22,313              20,566
                                                     -----------         -----------

              Total Current Liabilities                  266,952             243,995

Long-term debt and capital lease
   obligations, less current portion                     327,018             326,500
                                                     -----------         -----------

              Total Liabilities                          593,970             570,495
Preferred stock:  5,000 shares authorized;
   none outstanding
Common stock at par value of $0.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 39,441 shares at September 26,
   1999 and 38,845 shares at June 30, 1999                    39                  39
Additional paid-in capital                               394,106             388,946
Treasury stock                                            (5,154)             (8,429)
Accumulated other comprehensive loss                      (6,019)               (432)
Retained earnings                                         53,514              28,832
                                                     -----------         -----------

              Total Stockholders' Equity                 436,486             408,956
                                                     -----------         -----------
                                                     $ 1,030,456         $   979,451
                                                     ===========         ===========


See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                  Three Months Ended
                                            -------------------------------
                                            September 26,     September 30,
                                                1999              1998
                                            -------------     -------------
Total revenue                                $  241,582        $  142,199

Costs and expenses:
  Cost of goods sold                            140,771            92,043
  Research and development                       39,264            35,114
  Selling, general and administrative            34,500            41,836
                                             ----------        ----------

       Operating income (loss)                   27,047           (26,794)

Other income, net                                   378                22
                                             ----------        ----------

Income (loss) before income taxes                27,425           (26,772)
Income tax expense                                2,743                --
                                             ----------        ----------

Net income (loss)                            $   24,682        $  (26,772)
                                             ==========        ==========

Net income (loss) per share
            Basic                            $     0.63        $    (0.70)
                                             ==========        ==========

            Diluted                          $     0.58        $    (0.70)
                                             ==========        ==========

Number of shares used in
  per share calculations
            Basic                                39,084            38,400
                                             ==========        ==========

            Diluted                              42,584            38,400
                                             ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                Three Months Ended
                                                         ---------------------------------
                                                         September 26,       September 30,
                                                             1999                1998
                                                         -------------       -------------
Cash flows from operating activities:

  Net income (loss)                                       $    24,682         $   (26,772)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                11,354              15,013
  Deferred taxes                                                   --                (724)
  Change in certain working capital
    accounts                                                  (32,329)            (36,915)
                                                          -----------         -----------

Net cash provided by (used in) operating
  activities                                                    3,707             (49,398)

Cash flows from investing activities:

  Capital expenditures, net                                    (5,541)             (6,268)
  Purchase of short-term investments                         (782,695)           (874,693)
  Sale/maturities of short-term investments                   799,328           1,048,341
  Other                                                         1,273               2,613
                                                          -----------         -----------

Net cash provided by investing activities                      12,365             169,993
                                                          -----------         -----------

Cash flows from financing activities:

  Treasury stock repurchase                                    (5,146)             (3,937)
  Reissuances of treasury stock                                 8,421                  --
  Sale of stock, net of issuance costs                          5,160               3,709
  Principal payments on long-term debt
    and capital lease obligations                              (8,521)             (3,030)
  Net proceeds from the issuance of long-term debt              8,685                  --
  Foreign currency translation adjustment                      (5,587)             (1,005)
                                                          -----------         -----------

Net cash provided by (used in) financing
  activities                                                    3,012              (4,263)
                                                          -----------         -----------

Net increase in cash and cash equivalents                      19,084             116,332

Cash and cash equivalents at beginning
  of period                                                    37,965              13,509
                                                          -----------         -----------

Cash and cash equivalents at end of
  period                                                  $    57,049         $   129,841
                                                          ===========         ===========



See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 1999
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 30, 1999, which are included in the Annual Report on Form 10-K, File Number 0-12933.

        Effective fiscal year 2000, the Company will change its reporting period to a fifty-two/fifty-three week fiscal year. The Company's fiscal year end will fall on the last Sunday of June each year. The Company's 2000 fiscal year will end on June 25, 2000. Adoption of the change in fiscal year is not expected to have a material impact on the Company's consolidated financial statements.

NOTE B -- INVENTORIES

        Inventories consist of the following:

            ------------------------------------------------------------
                                              September 26,     June 30,
            (in thousands)                        1999            1999
            ------------------------------------------------------------
            Raw materials                       $138,958        $123,311
            Work-in-process                       46,967          44,181
            Finished goods                         6,020          16,224
            ------------------------------------------------------------
                                                $191,945        $183,716
            ============================================================

NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

            -----------------------------------------------------------------
                                               September 26,        June 30,
            (in thousands)                         1999               1999
            -----------------------------------------------------------------
            Equipment                           $   97,275         $   93,112
            Leasehold improvements                  89,735             90,902
            Furniture & fixtures                    47,861             45,427
            -----------------------------------------------------------------
                                                   234,871            229,441

            Accumulated depreciation and
              amortization                        (137,727)          (126,104)
            -----------------------------------------------------------------
                                                $   97,144         $  103,337
            =================================================================

NOTE D --  OTHER INCOME (EXPENSE), NET

        The significant components of other income (expense), net are as follows:

            ----------------------------------------------------------
            (in thousands)                   Three Months Ended
            ----------------------------------------------------------
                                        September 26,    September 30,
                                            1999             1998
            ----------------------------------------------------------
            Interest expense              $ (4,845)        $ (4,871)
            Interest income                  5,475            5,932
            Other                             (252)          (1,039)
            ----------------------------------------------------------
                                          $    378         $     22
            ==========================================================


NOTE E --  NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the assumed exercise of employee stock options. The assumed conversion of the convertible subordinated notes to common shares was excluded from diluted net income (loss) per share because its effect would have been antidilutive. Options were outstanding during the three month period ended September 30, 1998 but were excluded from the computation of diluted net loss per share because the effect in periods with a net (loss) would have been antidilutive. The shares potentially issuable under the third party put option transactions have been excluded from the computation of net income per share because the effect would have been antidilutive. The Company's basic and diluted net income (loss) per share amounts are as follows:


------------------------------------------------------------------------------------------
                                                                  Three Months Ended
------------------------------------------------------------------------------------------
                                                            September 26,    September 30,
(in thousands, except per share data)                           1999             1998
------------------------------------------------------------------------------------------
Numerator:
  Numerator for basic net income (loss) per share             $  24,682        $ (26,772)
------------------------------------------------------------------------------------------
  Numerator for diluted net income (loss) per share           $  24,682        $ (26,772)
------------------------------------------------------------------------------------------

Denominator:
  Basic net income (loss) per share - average shares
  outstanding                                                    39,084           38,400
------------------------------------------------------------------------------------------
  Effect of potential dilutive securities:
     Convertible subordinated notes                                  --               --
     Employee stock options                                       3,500               --
------------------------------------------------------------------------------------------
  Total potential net dilutive common shares                      3,500               --
------------------------------------------------------------------------------------------
  Diluted net income (loss) per share - average shares
  outstanding and other potential common shares                  42,584           38,400
------------------------------------------------------------------------------------------
Basic net income (loss) per share                             $    0.63        $   (0.70)
==========================================================================================
Diluted net income (loss) per share                           $    0.58        $   (0.70)
==========================================================================================

NOTE F -- COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

----------------------------------------------------------------------------
 (in thousands)                                    Three Months Ended
----------------------------------------------------------------------------
                                             September 26,     September 30,
                                                 1999              1998
----------------------------------------------------------------------------
Net income (loss)                              $  24,682         $ (26,772)

Foreign currency translation adjustment           (5,587)           (1,005)

----------------------------------------------------------------------------
Comprehensive income (loss)                    $  19,095         $ (27,777)
============================================================================

        Accumulated other comprehensive loss presented on the accompanying condensed consolidated balance sheets consists of the accumulated foreign currency translation adjustment.

NOTE G -- RESTRUCTURINGS

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

        The Company's quarterly revenue would eventually decline to $233.3 million in the March 1997 quarter, 40% lower than the peak reached in the quarter ended June 1996. Subsequently, in the latter part of calendar 1997, the industry rebounded quickly and entered into what eventually became a short-lived upturn cycle. During the June 1997 quarter, the Company's revenues grew back to $282.6 million and reached $292.1 million by the December 1997 quarter. However, the Company's outlook in late January 1998 was that the industry was again entering into a steep downturn brought on by depressed DRAM pricing and the Asian financial crisis. The Company therefore announced a further set of restructuring activities in a news release on February 12, 1998. At that time, the Company's assessment related to industry conditions was that its revenues for the March and June 1998 quarters would decline by approximately 20%. The Company's restructuring plans aligned its cost structure to this level of revenues by exiting part of its Chemical Vapor Deposition ("CVD") business and all of its Flat Panel Display ("FPD") business, consolidating its manufacturing facilities and substantially reducing its remaining infrastructure and workforce. The Company's actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. The Company projected revenues to drop to a run rate of approximately $180 million per quarter and determined it needed once more to reduce its cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998. As a result of the restructurings in fiscal 1998, the Company reduced its global workforce by approximately 28% and exited the remainder of its CVD operations.

        The Company's revenue outlook in June 1998 was based on the Company's projection that the worldwide wafer fabrication industry would deteriorate from a quarterly revenue amount of $4.2 billion to $3.2 billion, or a 25% decline.

        The semiconductor equipment market contracted beyond what was anticipated, to quarterly revenues of $2.6 billion. The Company's shortfall of revenues during the September 1998 quarter declined in line with the industry as a whole, and resulted in lower than anticipated revenues, falling to $142.2 million. At that point in time, the Company projected that its quarterly revenues would remain closer to the $140-$150 million levels for at least the next several quarters. This necessitated another restructuring plan and further cost reductions via employee terminations, facilities consolidation and a contraction of operating activities, all of which resulted in the additional write-down of plant related assets. This plan was announced and publicly communicated on November 12, 1998. As a result of the fiscal 1999 restructuring, the Company reduced further its global workforce by approximately 15%.

        Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:

-------------------------------------------------------------------------------------------------------
                                                   Lease
                                   Severance      Payments      Abandoned      Credit on
                                     and         on Vacated       Fixed        Returned
(in thousands)                     Benefits      Facilities       Assets       Equipment         Total
-------------------------------------------------------------------------------------------------------
Fiscal year 1999 provision         $ 16,521       $  1,125       $ 28,141       $  7,585       $ 53,372
Cash payments                       (11,663)          (440)            --           (258)       (12,361)
Non-cash charges                         --             --        (28,141)        (1,959)       (30,100)
-------------------------------------------------------------------------------------------------------
Balance at June 30, 1999           $  4,858       $    685       $     --       $  5,368       $ 10,911
Cash payments                          (831)          (171)            --             --         (1,002)
-------------------------------------------------------------------------------------------------------
Balance at September 26, 1999      $  4,027       $    514       $     --       $  5,368       $  9,909
=======================================================================================================

        Severance and Benefits relates to the salary and fringe benefit expense for the involuntarily terminated employees representing approximately 15% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The termination of employees occurred shortly after the plan of restructuring was finalized.

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

        Credit on Returned Equipment relates to the charge associated with the requirement by certain of the Company's customers to return their previously purchased CVD systems and spare parts.

        Below is a table summarizing restructuring activity relating to the fiscal 1998 restructuring:

--------------------------------------------------------------------------------------------------------------------------------
                                                   Lease                     Excess
                                   Severance      Payments     Abandoned       and        Credit on        Other
                                     and         on Vacated      Fixed       Obsolete      Returned        Exit
(in thousands)                     Benefits      Facilities     Assets       Inventory     Equipment       Costs         Total
--------------------------------------------------------------------------------------------------------------------------------
Fiscal year 1998 provision         $  40,317     $  16,998     $  47,341     $  31,933     $   6,547     $   5,722     $ 148,858
Cash payments                         (9,766)       (1,518)           --            --            --            --       (11,284)
Non-cash charges                          --            --       (47,341)      (31,933)       (4,135)       (5,722)      (89,131)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998              30,551        15,480            --            --         2,412            --        48,443
Adjustment                                --            --            --            --         1,528            --         1,528
Cash payments                        (19,777)       (3,039)           --            --        (2,150)           --       (24,966)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999              10,774        12,441            --            --         1,790            --        25,005
Cash payments                           (253)         (795)           --            --            --            --        (1,048)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 26, 1999      $  10,521     $  11,646     $      --     $      --     $   1,790     $      --     $  23,957
================================================================================================================================

        Severance and Benefits relates to the salary and fringe benefit expense for the involuntarily terminated employees of the CVD and FPD operations which were exited, the shutdown of the Wilmington, Massachusetts manufacturing facility, and the employees impacted by the overall across-the-board reduction of the employee base. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The restructuring plans resulted in the Company reducing its global workforce by approximately 28%. The termination of employees occurred shortly after the plan of restructuring was finalized. During fiscal 1998, the Company revised its estimate relating to severance and benefits and transferred the excess balance of remaining lease payments on vacated facilities to severance and benefits.

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

        Credit on Returned Equipment relates to the charge associated with the requirement by certain of the Company's customers to return their previously purchased CVD systems and spare parts. During fiscal 1999, the Company recorded an adjustment to the restructuring reserve of $1.5 million for the recovery of a previously written off machine.

        Other Exit Costs of $5.7 million relates to the net book value of licensing and manufacturing agreements related to the restructured operations.

     Below is a table summarizing restructuring activity relating to the fiscal 1997 restructuring:

----------------------------------------------------------------------------------------------
                                                         Lease
                                        Severance       Payments      Abandoned
                                           and         on Vacated       Fixed
(in thousands)                           Benefits      Facilities       Assets          Total
----------------------------------------------------------------------------------------------
Fiscal year 1997 provision               $  6,170       $  1,789       $  1,062       $  9,021
Cash payments                              (5,592)          (703)            --         (6,295)
Non-cash charges                               --             --         (1,062)        (1,062)
----------------------------------------------------------------------------------------------
Balance at June 30, 1997                      578          1,086             --          1,664
Adjustment                                  1,086         (1,086)            --             --
Cash payments                                (406)            --             --           (406)
----------------------------------------------------------------------------------------------
Balance at June 30, 1998                    1,258             --             --          1,258
Cash charges                                 (409)            --             --           (409)
----------------------------------------------------------------------------------------------
Balance at June 30, 1999                      849             --             --            849
Cash charges                                  (47)            --             --            (47)
----------------------------------------------------------------------------------------------
Balance at September 26, 1999            $    802       $     --       $     --       $    802
==============================================================================================

        Severance and Benefits relates to the salary and fringe benefit expense for the involuntarily terminated employees, which represented approximately 11% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The termination of employees occurred shortly after the plan of restructuring was finalized.

        Lease Payments on Vacated Facilities relates to remaining rent and common area maintenance expense for the vacated facilities.

        The Company wrote-off all leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

NOTE H -- CHANGE IN FUNCTIONAL CURRENCY

The Company has determined that the functional currency of its European and Asia Pacific foreign subsidiaries is no longer the U.S. dollar but the individual subsidiary's local currency. The following are the reasons for the Company's change in functional currency: the Company's European and Asia Pacific foreign subsidiaries primarily generate and expend cash in their local currency; their labor and services are primarily in local currency (workforce is paid in local currency); their individual assets and liabilities are primarily in the foreign currency and do not materially impact the Company's cash flows and there is an active local sales market for the foreign subsidiaries products and services. In addition, the European community adopted a new Single European Currency, the Euro, which required implementation of that currency as of January 1, 1999 and transition through January 1, 2002. All balance sheet accounts are translated at the current exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as currency translation adjustment, which is a component of accumulated other comprehensive loss. Previously, some balance sheet accounts were translated at an historic rate and translation adjustments were made directly to the statement of operations. The impact of the change in functional currency was not material to the Company's financial statements.

NOTE I -- LITIGATION

        See Part II, Item 1 for discussion of litigation.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, the effects of our on-going reorganization and consolidation of operations and facilities, our ability to complete reorganizations or consolidations on time or within anticipated costs, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 12 of this Form 10-Q for a full understanding of our financial position and results of operations for the three month period ended September 26, 1999.

RESULTS OF OPERATIONS

Total Revenue

        Our total revenue for the three month period ended September 26, 1999 increased 70% compared to the comparable period of the prior fiscal year as we experienced increased revenue levels for all of our product lines.

        Regional geographic breakdown of our revenue is as follows:

                                                Three months ended
                                   --------------------------------------------
                                   September 26, 1999        September 30, 1998
                                   ------------------        ------------------
North America                              40%                       58%
Europe                                     18%                       21%
Asia Pacific                               28%                       15%
Japan                                      14%                        6%

        We are currently entering an upturn in the global semiconductor equipment industry brought on by the increased profitability of semiconductor manufacturers. We anticipate increased demand for our systems, as semiconductor manufacturers increase capacity in their most advanced lines, and we expect our net revenues to increase sequentially for at least the next quarter. During calendar 1998, the global semiconductor industry experienced a slowdown. By contrast, the slowdown in equipment demand had been brought on by depressed DRAM pricing, production overcapacity as well as uncertainty in the worldwide financial markets.

Gross Margin

        During the first quarter of fiscal 2000, our gross margin percentage increased to 41.7% from 35.3% during the first quarter of fiscal 1999. The increase in our gross margin percentage is due in large part to cost reductions and economies of scale. We anticipate that our gross margins will continue to improve over the next quarter.

Research and Development

        Research and development ("R&D") expenses for the three month period ended September 26, 1999 increased by 11.8% compared with the comparable year-ago period. The increase in R&D expenses is due to the Company's continued investments in strategic R&D programs and initiatives in etch, CMP and post-CMP wafer cleaning products.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses decreased by 17.5% for the first three month period of fiscal 2000 when compared to the year-ago period. The decrease in SG&A expenses is largely the result of our restructurings in both fiscal 1998 and 1999 and our continued focus on improving efficiencies.

Restructuring Charge

        Our overall outlook in late January 1998 was that the industry had entered into a steep downturn brought on by depressed DRAM pricing and the Asian financial crisis. We therefore announced a set of restructuring activities in a news release on February 12, 1998. At that time, our assessment related to industry conditions was that our revenues for the March and June 1998 quarters would decline by approximately 20%. Our restructuring plans aligned our cost structure to a lower level of revenues by exiting part of our CVD business and our FPD business, consolidating our manufacturing facilities and substantially reducing our remaining infrastructure and workforce. Our actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. We projected revenues to decrease to a run-rate of approximately $180 million per quarter and determined that, once more, reductions of our cost structure were required to align with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998. During fiscal 1998, we incurred a total restructuring charge of $148.9 million relating to severance and benefits, lease payments on vacated facilities, the write-off of fixed assets, excess and obsolete inventory, returned equipment credits and other exit costs. As a result of the fiscal 1998 restructurings, we reduced our global workforce by approximately 28%. At September 26, 1999, a total of $24.0 million of restructuring-related accruals remained on our balance sheet, of which $10.5 million, $11.6 million and $1.8 million, respectively, relates to future severance and benefit costs, lease payments, and returned equipment credits. There will be further charges against the restructuring reserves in fiscal 2000, as we complete the restructuring programs.

    Below is a table summarizing restructuring activity relating to the fiscal 1998 restructurings:


------------------------------------------------------------------------------------------------------------------------------
                                                 Lease                      Excess
                                 Severance     Payments      Abandoned        and        Credit on       Other
                                    and       on Vacated      Fixed         Obsolete     Returned        Exit
(in thousands)                   Benefits     Facilities      Assets       Inventory     Equipment       Costs         Total
------------------------------------------------------------------------------------------------------------------------------
Fiscal year 1998 provision       $  40,317     $  16,998     $  47,341     $  31,933     $   6,547     $   5,722     $ 148,858
Cash payments                       (9,766)       (1,518)           --            --            --            --       (11,284)
Non-cash charges                        --            --       (47,341)      (31,933)       (4,135)       (5,722)      (89,131)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998            30,551        15,480            --            --         2,412            --        48,443
Adjustment                              --            --            --            --         1,528            --         1,528
Cash payments                      (19,777)       (3,039)           --            --        (2,150)           --       (24,966)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999            10,774        12,441            --            --         1,790            --        25,005
Cash payments                         (253)         (795)           --            --            --            --        (1,048)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 26, 1999    $  10,521     $  11,646     $      --     $      --     $   1,790     $      --     $  23,957
==============================================================================================================================

    During the quarter ended September 30, 1998, the semiconductor equipment market contracted beyond the anticipated $3.2 billion revenue level to $2.6 billion, according to Dataquest. Our shortfall of revenues during the September 1998 quarter was in line with the industry as a whole, and resulted in our revenues falling to $142.2 million for the quarter ended September 30, 1998. At that point in time, we projected that our quarterly revenues would remain closer to the $140-$150 million levels for at least the next several quarters. This necessitated another restructuring plan and further cost reductions through employee terminations, facilities consolidation and a contraction of operating activities, and the write-off of vacated plant related assets. This plan was announced and publicly communicated on November 12, 1998. During the second quarter of fiscal 1999, we recorded a restructuring charge of $53.4 million, relating to severance compensation and benefits for involuntarily terminated employees worldwide (representing approximately 15% of the global workforce), lease payments on abandoned facilities, the write-off of related leasehold improvements and fixed assets and returned equipment credits issued to certain customers. During fiscal 1999, we recorded an adjustment to the restructuring reserve of $1.5 million for the recovery of a previously written-off machine. At September 26, 1999, $9.9 million of this charge remains accrued on our consolidated balance sheet to cover continuing obligations. There will be further charges against this restructuring reserve in fiscal 2000, as we complete the restructuring program.

        Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:


-------------------------------------------------------------------------------------------------------
                                                   Lease
                                  Severance       Payments      Abandoned      Credit on
                                     and         on Vacated       Fixed        Returned
(in thousands)                     Benefits      Facilities       Assets       Equipment         Total
-------------------------------------------------------------------------------------------------------
Fiscal year 1999 provision         $ 16,521       $  1,125       $ 28,141       $  7,585       $ 53,372
Cash payments                       (11,663)          (440)            --           (258)       (12,361)
Non-cash charges                         --             --        (28,141)        (1,959)       (30,100)
-------------------------------------------------------------------------------------------------------
Balance at June 30, 1999           $  4,858       $    685       $     --       $  5,368       $ 10,911
Cash payments                          (831)          (171)            --             --         (1,002)
-------------------------------------------------------------------------------------------------------
Balance at September 26, 1999      $  4,027       $    514       $     --       $  5,368       $  9,909
=======================================================================================================

        We have carried-out, and continue to carry-out, our restructuring activities according to our original plan and timeline and we believe that the anticipated cost reductions did not vary materially from our original expectations and plan. We intend to operate at levels of spending that are consistent with our ability to generate revenues, therefore our spending levels may increase or decrease depending upon our assessment of our current needs. We do not believe that our decision to exit the CVD and FPD business will have a material impact on our ability to generate future revenue growth.

Tax Expense

        The estimated effective tax rate for the fiscal 2000 period is 10% due primarily to the benefit of net operating losses and research tax credits carried over from prior periods.

Transition to Single European Currency

        During fiscal 1999, we established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. We met all related legal requirements by January 1, 1999, and we expect to meet all legal requirements through the transition period. We do not expect the cost of any related system modifications to be material and do not currently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities, or will result in any material increase in transaction costs. We will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information our management does not believe that the introduction of the Euro has or will have a material adverse impact on our financial condition or results of our operations.

Year 2000 Issues

        We rely heavily on our existing application software and operating systems. The Year 2000 compliance issue (in which systems do not properly recognize date-sensitive information when the year changes from 1999 to 2000) creates risks for us: if internal data management, accounting and/or manufacturing or operational software and systems do not adequately or accurately process or manage day or date information beyond the year 1999, there could be an adverse impact on our operations. To address the issue, we assembled in fiscal 1999 a task force to review and assess internal software, data management, accounting, and manufacturing and operational systems to ensure that they do not malfunction as a result of the Year 2000 date transition. The review and corrective measures are proceeding in parallel. These reviews and corrective measures are intended to encompass all significant categories of internal systems that we use, including data management, accounting, manufacturing, sales, human resources and operational software and systems. We are also working with our significant suppliers of products and systems to ensure that the products and systems we are supplied, and the products we supply to our customers, are Year 2000-compliant.

        We have identified all critical systems necessary to our internal system operations and have asked suppliers to provide assurances that such systems are Year 2000-compliant, or to identify replacement or upgrade systems. In many instances, we have developed upgrades internally which will assure Year 2000 compliance of these systems. With respect to Year 2000 compliance of our suppliers' systems, we are in the process of evaluating and assessing the adequacy of responses from our various suppliers, and requesting further responses and assurances where appropriate. This process is largely completed and is expected to be fully completed by the end of calendar 1999.

        Our next-generation enterprise resource planning and information system will replace many of the system operations currently being performed by existing internal system software. Implementation of this next-generation system is now scheduled for completion during the first half of calendar 2000, and we have received assurances that it will be Year 2000-compliant. Our existing internal system encompassing core manufacturing, service, sales, inventory and warranty operations, which will be replaced by the next-generation system, is currently Year 2000-compliant and can continue to support our significant operational systems, as needed. Many of our cash management and payroll operations are handled on an out-sourced basis, and we have received written assurances from our providers that the systems providing these out-sourced services are Year 2000-compliant. As separate internal systems affecting individual and group-level company operations are replaced or upgraded over time in the ordinary course of business, all such replacement or upgrade systems will be Year 2000-compliant. Such separate individual and group level internal systems are not believed to affect any of our material operations and the cost to replace or upgrade such individual or group level internal systems in the ordinary course of business, though not fully known at this time, is not expected to be material. We do not separately track and budget the internal costs incurred in connection with the Year 2000 compliance project. Instead, substantially all such expenses have been, or will be, included in the operational budgets of the effected groups.

        With respect to compliance of our products we supply to our customers, we adhere to Year 2000 test case scenarios established by SEMATECH, an industry group consisting of U.S. semiconductor manufacturers. Our compliance efforts, and review and identification of corrective measures and contingency planning (where necessary), are substantially complete. The application systems and software of a significant number of our products currently supplied to our customers are Year 2000-compliant, with the remainder expected to be so by the end of the second quarter of fiscal 2000. With respect to certain of our products already installed in the field, we have determined that in most instances where the application systems and software are not Year 2000-compliant, there is either no appreciable effect or the effect during the product's operation is limited to certain aspects of the product's ability to report data concerning its operational parameters. However, the product's operation, manufacturing capabilities or quality are not affected. We are in the process of identifying and offering to our customers product upgrades with the goal of resolving all material programs and systems prior to the Year 2000 date transition. In this regard, we are incurring, and will continue to incur throughout fiscal 2000, various costs to provide customer support regarding Year 2000 issues. Through the end of the first quarter of fiscal 2000, these costs have totaled less than $3 million, with total program costs estimated going forward and through completion to be approximately $5 million. We estimate that most, if not substantially all, of these estimated costs going forward will be off-set by revenues from product upgrades and customer service and support. Accordingly, the full cost of these activities is not expected to be material and, to the extent will be borne by us, have already in large part been incurred by us.

        In connection with our review and implementation of corrective measures, both to ensure that our internal products and systems and the application systems accompanying the products sold to our customers are Year 2000-compliant, we expect both to replace some software and systems and to upgrade others where appropriate. As a contingency with respect to products we currently offer to our customers, we may replace all non-compliant application systems and software with systems and software demonstrated to be Year 2000-compliant. With respect to products and systems supplied to us for use internally, we may upgrade all non-compliant products and systems and, where necessary or where no reasonable upgrade is available, replace such non-compliant products and systems with products and systems demonstrated to be Year 2000-compliant.

       Our failure to ensure, at all or in a timely or reasonable manner, that our products are Year 2000-compliant may cause disruption in the ability of our customers to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments. With respect to products and systems we purchase for use internally, failure to ensure Year 2000 compliance may cause disruption in our automated accounting, financial planning, data management and manufacturing operations which could have a material effect on our short-term ability to manage our day-to-day operations in an efficient, cost-effective and reliable manner.

        One of the responsibilities of our Year 2000 compliance task force has been to develop contingency plans to maintain operations under a number of hypothetical scenarios. We have begun to develop a contingency plan and expect to have the contingency plan in place prior to December 1999. In the event we fail to anticipate the degree of disruptions caused by Year 2000 problems, our systems could be affected in some or all of the following respects:

    - disruptions of an extended period (i.e. in excess of one week) in the economic infrastructure of the regions in which we do business, including power, communication and transportation system disruptions, could materially effect our ability to deliver systems as scheduled or to provide in a timely manner spare parts or warranty support for such systems; and

    - disruptions of an extended period (i.e. generally in excess of 30 days) could materially effect our supply of parts for system manufacture and delay scheduled system or spare parts shipments to our customers.

        Our spares inventory, distribution system and customer support organization, as well as the contingency plans we implemented, are intended to ensure that temporary disruptions to regional and global infrastructure systems will have no materially adverse effect on our operations and financial performance. However, extended disruptions in these systems beyond our control or ability to remedy, such as described above, could impact our ability to deliver product and services to our customers on schedule and to maintain our operations and provide appropriate employee support (including payroll and benefits), and would, thereby, potentially have a materially adverse effect on our operations and financial performance.

        We believe that our Year 2000 compliance project will be completed on a timely basis, and in advance of the Year 2000 date transition, and will not have a material adverse effect on our financial condition or overall trends in the results of operations. However, there can be no assurance that delays or problems, including the failure to ensure Year 2000 compliance by systems or products supplied to us by a third party, will not have an adverse effect on our financial performance, or our competitiveness or customer acceptance of our products. Further, our current understanding of expected costs is subject to change as the project progresses, and does not include potential costs related to actual customer claims or the cost of internal software and hardware replaced in the normal course of business (whose installation otherwise in the normal course of business may be accelerated to provide solutions to Year 2000 compliance issues).

LIQUIDITY AND CAPITAL RESOURCES

        As of September 26, 1999, we had $374.6 million in cash, cash equivalents, short-term investments and restricted cash, compared with $372.1 million at June 30, 1999. We have a total of $100.0 million available under a syndicated bank line of credit, which is due to expire in April 2001. Borrowings are subject to our compliance with financial and other covenants set forth in the credit documents. The syndicated bank line bears interest at rates ranging from 0.55% to 1.25% over LIBOR. At September 26, 1999, we were in compliance with all our financial and other covenants.

        Net cash provided from operating activities was $3.7 million for the three months ended September 26, 1999. Cash payouts relating to our restructurings was approximately $2.1 million. Increases in accounts receivable and inventory (which were brought on by higher revenue levels) and decreases in accounts payable were offset by increases in accrued liabilities (due to increases in accrued compensation and miscellaneous taxes) resulting in a use of cash of $32.3 million. Cash provided by investing activities was $12.4 million, which was primarily from the net sales of short-term investments of $16.6 million. Capital expenditures, net of retirements, for the three month period ended September 26, 1999 were $5.5 million. Financing activities provided $3.0 million. During the quarter ended September 26, 1999, we purchased $5.1 million of our common stock and reissued $8.4 million of our treasury stock in conjunction with our employee option and stock purchase programs. Net proceeds from the issuance of our common stock generated $5.2 million. Currency translation adjustment decreased $5.6 million. Principal payments of $8.5 million of debt and capital leases were offset by issuances of debt of $8.7 million.

        Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our cash, cash equivalents, short-term investments, restricted cash and available lines of credit at September 26, 1999 are expected to be sufficient to support our currently anticipated levels of operations and capital expenditures through at least the next 18 months.

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

    -   legal or technical challenges to our products and technology;

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

    - shipments are delayed by procurement shortages or manufacturing difficulties.

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

        THE SEMICONDUCTOR EQUIPMENT INDUSTRY IS VOLATILE, WHICH AFFECTS OUR REVENUES AND FINANCIAL RESULTS

        Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past twelve months the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1999 and fiscal 1998, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. We expect this volatility to continue throughout fiscal 2000, but we have seen indications of a recovery, which may extend through fiscal 2000. Lower levels of investment by the semiconductor manufacturers and pricing volatility will continue to affect materially our aggregate bookings, revenues and operating results. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may harm our financial results.

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

        We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions or joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, or we may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. Furthermore, if we are unsuccessful in the marketing and selling of advanced processes or equipment to customers with whom we have strategic alliances, we may be unsuccessful in selling existing products to those customers. In addition, in connection with our developing new products, we will invest in high levels of pre-production inventory, and our failure in a timely manner to complete development and commercialization of these new products could result in inventory obsolescence, which would adversely affect on our financial results.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE INTRODUCTION OF A NEW
        PRODUCT

        During the second quarter of fiscal 1999, we began shipping units of our Teres(TM) chemical mechanical planarization system, for which we recorded revenue during the first quarter of fiscal 2000. We expect to face significant competition from multiple current and future competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Ebara Corporation and SpeedFram-IPEC, Inc. We believe that other companies are developing polishing systems and are planning to introduce new products to this market, which may affect our ability to sell this new product.

        During the first quarter of fiscal 2000, we began shipping units of our Exelan(TM) oxide etch system. We expect to face significant competition from multiple current and future competitors. Among the companies currently offering oxide etch systems are Applied Materials, Inc. and Tokyo Electron Limited.

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

    -   a failure to release new versions of our products on a timely basis.

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

        The semiconductor equipment industry is highly competitive. We expect to continue to face substantial competition throughout the world. Semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for the entire specific production line application. Accordingly, we expect to experience difficulty in selling to a given customer if that customer initially selects a competitor's equipment. We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

        WE MAY LACK THE FINANCIAL RESOURCES OR TECHNOLOGICAL CAPABILITIES OF CERTAIN OF OUR COMPETITORS NEEDED TO CAPTURE INCREASED MARKET SHARE

        Large semiconductor equipment manufacturers who have the resources to support customers on a worldwide basis are increasingly dominating the semiconductor equipment industry. Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support than we do. In addition, there are smaller emerging semiconductor equipment companies that may provide innovative technology which may have performance advantages over systems we currently, or expect to, offer.

        We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, it could adversely affect our ability to sell products to those manufacturers. For these reasons, we may fail to continue to compete successfully worldwide.

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

        OUR FUTURE SUCCESS DEPENDS ON INTERNATIONAL SALES

        International sales accounted for approximately 54% of our total revenue in fiscal 1999, 55% in fiscal 1998, 57% in fiscal 1997, 60% for the first three months of fiscal 2000 and 42% for the first three months of fiscal 1999. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including:

    -   foreign exchange risks; and

    -   economic, banking and currency problems in the relevant region.

        We currently enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on yen-dominated assets, and will continue to enter into hedging transactions in the future.

        A FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS MAY ADVERSELY AFFECT OUR OPERATING RESULTS

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

        OUR ABILITY TO MANAGE POTENTIAL GROWTH; INTEGRATION OF POTENTIAL ACQUISITIONS AND POTENTIAL DISPOSITION OF PRODUCT LINES AND TECHNOLOGIES CREATES RISKS FOR US

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

        An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. We may acquire additional businesses, products or technologies in the future. Any acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and the amortization expense related to goodwill and other intangible assets, any of which could materially adversely affect our business, financial condition and results of operations and/or the price of our Common Stock.

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

    -   government regulations;

    - developments in or claims relating to patent or other proprietary rights;

    -   disruptions with key customers; or

    - political, economic or environmental events occurring globally or in our key sales regions.

        In addition, the stock market has in recent years experienced significant price and volume fluctuations. Recent fluctuations affecting our common stock were tied in part to the actual or anticipated fluctuations in interest rates, and the price of and market for semiconductors generally. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following volatile periods in the market price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs and it could divert management's attention and resources and have an effect on the market price for our common stock

        RISK ASSOCIATED WITH OUR CALL AND PUT OPTIONS

        We have entered into certain third party option transactions for the purchase and sale of our stock. The option position will be of value to us if our stock price exceeds the exercise price of the call options at the time the option is exercised. Of course, our stock price could also decline. If our stock price on the exercise date of the options were below the put option exercise price, we would have to settle the put obligation by paying cash or the equivalent value of our common stock obligation.

        If settlement were to occur prior to option expiration because of the occurrence of certain events, such as material breach of the agreement, default on certain indebtedness or covenants relating to our financial condition, reduction in our credit rating or drop in price of our common stock to less than $5.00 per share, the third parties have the right to terminate the transactions. We will be required to pay to the third parties the value of their position in cash or equivalent value of our common stock (which would depend on a number of factors, including the time remaining to expiration and volatility of our common stock) which could be greater or lesser than the difference between the options' exercise prices and the then market price of our stock, as well as any costs or expenses incurred by the third parties as a result of unwinding the transactions.

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

        The Rights Plan may have certain anti-takeover effects. The Rights Plan will cause substantial dilution to a person or group that attempts to acquire Lam in certain circumstances. Accordingly, the existence of the Rights Plan and the issuance of the related rights may deter certain acquirers from making takeover proposals or tender offers. The Rights Plan, however, is not intended to prevent a takeover. Rather it is designed to enhance the ability of our Board of Directors to negotiate with a potential acquirer on behalf of all of our stockholders.

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

        In October 1993, Varian Associates, Inc. ("Varian") sued us in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Varian held. We asserted defenses that the subject patents are invalid and unenforceable, and that our products do not infringe these patents. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Varian lawsuit will not materially adversely affect our operating results or financial position. See Item 3 of this Form 10-Q for a discussion of the Varian lawsuit.

        Additionally, in September 1999, Tegal Corporation ("Tegal") sued us in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XLE(TM) and Exelan(TM) products as infringing the patents Tegal is asserting. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Tegal lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 1 of this Form 10-Q for a discussion of the Tegal lawsuit.


        WE MAY FAIL TO PROTECT OUR PROPRIETARY TECHNOLOGY RIGHTS, WHICH WOULD AFFECT OUR BUSINESS

        Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base, and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents United States or foreign governments issue to us or these governments may fail to issue pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or in fact provide no competitive advantages.

        YEAR 2000 COMPLIANCE

        See discussion of Year 2000 issues in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3. Quantitative And Qualitative Disclosures about Market Risk

        For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

        During fiscal 1999, we entered into certain third party option transactions for the purchase and sale of our common stock, in order to offset the antidilutive effect of a potential conversion into common stock of the $310.0 million Convertible Subordinated Notes (the "Notes") we previously issued and due September 2, 2002. We have as of September 26, 1999 acquired call options to purchase 1.24 million shares of our common stock: the weighted average exercise price of these options is $33.87. The call options provide that our maximum benefit at expiration is $53.90 per option share (the difference between $87.77, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 1.86 million shares of our common stock, giving those third parties the right to sell to us shares of our common stock at a weighted average price of $28.43 per share.

        Below is a table showing, at assumed exercise prices for the put and call options and market prices for our common stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the option transactions.

----------------------------------------------------------------
                      At September 26, 1999          At Maturity
----------------------------------------------------------------
Stock Value                          ($ in thousands)
$ 5.00                     $(34,944)                  $(43,605)
$25.00                     $(10,352)                  $ (6,390)
$45.00                     $  4,778                   $ 13,808
$65.00                     $ 15,034                   $ 38,618
$85.00                     $ 22,395                   $ 63,428
----------------------------------------------------------------


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

        In September 1999, Tegal brought suit against the Company in the United States District Court, for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Tegal. Specifically, Tegal identified the Company's 4520XLE and Exelan products as infringing the patents Tegal is asserting. To date, however, there has been no determination as to the actual scope of those claims, or whether Lam's products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on the Company's operating results or the Company's financial position.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10.69 The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial products, dated August 31, 1999

        Exhibit   27     Financial Data Schedule

(b)     Reports on Form 8-K

               We did not file any reports on Form 8-K during the quarter ended September 26, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999


                                        LAM RESEARCH CORPORATION



                                        By: /s/ Mercedes Johnson
                                            ------------------------------------
                                            Mercedes Johnson, Vice President,
                                            Finance and Chief Financial Officer

                                 EXHIBIT INDEX

           Exhibit                Description
           -------                -----------

        Exhibit 10.69 The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial products, dated August 31, 1999

        Exhibit   27     Financial Data Schedule