Form 10-Q
period 1999-12-26
LAM RESEARCH CORP
filed 2000-02-03
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED DECEMBER 26, 1999


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant, as specified in its charter)


           DELAWARE                                          94-2634797
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)



4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                      94538
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (510) 572-0200


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES [X]      NO [ ]

As of December 26, 1999 there were 40,124,100 shares of Registrant's Common Stock outstanding.

                                      INDEX



                                                                             Page
                                                                              No.
PART I.  FINANCIAL INFORMATION ...........................................     3


Item 1.  Financial Statements (unaudited) ................................     3

            Condensed Consolidated Balance Sheets ........................     3
            Condensed Consolidated Statements of Operations ..............     4
            Condensed Consolidated Statements of Cash Flows ..............     5
            Notes to Condensed Consolidated Financial
              Statements .................................................     6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............................    14

            Results of Operations ........................................    14
            Liquidity and Capital Resources ..............................    19
            Risk Factors .................................................    20

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk ............................................................    29

PART II. OTHER INFORMATION ...............................................    30

Item 1.  Legal Proceedings ...............................................    30

Item 4.  Submission of Matters to Vote of Security Holders ...............    31

Item 6.  Exhibits and Reports on Form 8-K ................................    31

ITEM 1. FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                    December 26,
                                                        1999              June 30,
                                                     (unaudited)           1999
                                                    -------------       -----------
Assets

Cash and cash equivalents                            $    31,891        $    37,965
Short-term investments                                   295,469            273,836
Accounts receivable, net                                 236,752            170,531
Inventories                                              198,721            183,716
Prepaid expenses and other assets                         18,956             17,177
Deferred income taxes                                     55,645             55,645
                                                     -----------        -----------
              Total Current Assets                       837,434            738,870

Equipment and leasehold improvements, net                103,297            103,337
Restricted cash                                           60,348             60,348
Deferred income taxes                                     51,745             51,745
Other assets                                              29,100             25,151
                                                     -----------        -----------
                                                     $ 1,081,924        $   979,451
                                                     ===========        ===========

Liabilities and Stockholders' Equity

Trade accounts payable                               $    54,613        $    51,216
Accrued expenses and other
   current liabilities                                   207,637            172,213
Current portion of long-term debt and
   capital lease obligations                              12,420             20,566
                                                     -----------        -----------

              Total Current Liabilities                  274,670            243,995

Long-term debt and capital lease
   obligations, less current portion                     321,838            326,500
                                                     -----------        -----------

              Total Liabilities                          596,508            570,495
Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock, at par value of $0.001 per share
   Authorized -- 90,000 shares; issued and
   outstanding 40,124 shares at December 26,
   1999 and 38,845 shares at June 30, 1999                    40                 39
Additional paid-in capital                               402,221            388,946
Treasury stock                                               (41)            (8,429)
Accumulated other comprehensive loss                      (7,026)              (432)
Retained earnings                                         90,222             28,832
                                                     -----------        -----------

              Total Stockholders' Equity                 485,416            408,956
                                                     -----------        -----------
                                                     $ 1,081,924        $   979,451
                                                     ===========        ===========



See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                               Three Months Ended                Six Months Ended
                                           ----------------------------     ----------------------------
                                           December 26,    December 31,     December 26,    December 31,
                                               1999            1998             1999            1998
                                           ------------    ------------     ------------    ------------
Total revenue                               $ 288,620       $ 141,895        $ 530,202       $ 284,094

Costs and expenses:
  Cost of goods sold                          162,944          94,803          303,715         186,846
  Research and development                     40,284          33,992           79,548          69,106
  Selling, general and administrative          38,000          37,578           72,500          79,414
  Purchased technology for
     research and development                   7,460           5,000            7,460           5,000
  Restructuring charge                             --          53,372               --          53,372
                                            ---------       ---------        ---------       ---------

Operating income (loss)                        39,932         (82,850)          66,979        (109,644)

Other income, net                               2,752              84            3,130             106
                                            ---------       ---------        ---------       ---------

Income (loss) before taxes                     42,684         (82,766)          70,109        (109,538)
Income taxes                                    5,976              --            8,719              --
                                            ---------       ---------        ---------       ---------

Net income (loss)                           $  36,708       $ (82,766)       $  61,390       $(109,538)
                                            =========       =========        =========       =========

Net income (loss) per share
                Basic                       $    0.92       $   (2.16)       $    1.56       $   (2.85)
                                            =========       =========        =========       =========
                Diluted                     $    0.83       $   (2.16)       $    1.42       $   (2.85)
                                            =========       =========        =========       =========

Number of shares used in
  per share calculations
                Basic                          39,781          38,400           39,432          38,400
                                            =========       =========        =========       =========
                Diluted                        44,057          38,400           43,320          38,400
                                            =========       =========        =========       =========



See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Six Months Ended
                                                          -------------------------------
                                                          December 26,       December 31,
                                                              1999               1998
                                                          ------------       ------------
Cash flows from operating activities:

  Net income (loss)                                       $    61,390        $  (109,538)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                22,843             28,792
  Restructuring                                                    --             34,141
  Change in certain working capital
    accounts                                                  (45,220)           (21,322)
                                                          -----------        -----------

Net cash provided by (used in) operating
  activities                                                   39,013            (67,927)

Cash flows from investing activities:

  Capital expenditures, net                                   (20,867)           (17,137)
  Purchase of short-term investments                       (1,805,611)        (1,665,335)
  Sale/maturities of short-term investments                 1,783,978          1,781,472
  Other                                                        (3,033)             6,350
                                                          -----------        -----------
Net cash provided by (used in) investing activities           (45,533)           105,350
                                                          -----------        -----------

Cash flows from financing activities:

  Treasury stock repurchase                                    (5,146)            (3,937)
  Reissuance of treasury stock                                 13,534                 --
  Sale of stock, net of issuance costs                         13,272              3,959
  Principal payments on long-term debt
    and capital lease obligations                             (23,305)           (18,467)
  Net proceeds from the issuance of short and
    long term debt                                              8,685             12,076
  Foreign currency translation adjustment                      (6,594)              (563)
                                                          -----------        -----------

Net cash provided by (used in) financing
  activities                                                      446             (6,932)
                                                          -----------        -----------

Net increase (decrease) in cash and
  cash equivalents                                             (6,074)            30,491

Cash and cash equivalents at beginning
  of period                                                    37,965             13,509
                                                          -----------        -----------

Cash and cash equivalents at end of
  period                                                  $    31,891        $    44,000
                                                          ===========        ===========



See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 26, 1999
                                   (Unaudited)

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

        Effective fiscal year 2000, the Company will change its reporting period to a fifty-two/fifty-three week fiscal year. The Company's fiscal year end will fall on the last Sunday of June each year. The Company's third fiscal 2000 quarter will end on March 26, 2000 and the fiscal year will end on June 25, 2000. Adoption of the change in fiscal year is not expected to have a material impact on the Company's consolidated financial statements.

NOTE B -- INVENTORIES

        Inventories consist of the following:

                                                December 26,            June 30,
(in thousands)                                      1999                  1999
                                                ------------            --------
Raw materials                                     $142,946              $123,311
Work-in-process                                     48,967                44,181
Finished goods                                       6,808                16,224
                                                  --------              --------
                                                  $198,721              $183,716
                                                  ========              ========

NOTE C -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

                                                December 26,           June 30,
(in thousands)                                      1999                 1999
                                                ------------          ---------
Equipment                                        $ 104,327            $  93,112
Leasehold improvements                              95,923               90,902
Furniture & fixtures                                48,184               45,427
                                                 ---------            ---------
                                                   248,434              229,441

Accumulated depreciation and
  amortization                                    (145,137)            (126,104)
                                                 ---------            ---------
                                                 $ 103,297            $ 103,337
                                                 =========            =========

NOTE D --  OTHER INCOME (EXPENSE), NET

        The significant components of other income (expense), net are as follows:

                          Three Months Ended                Six Months Ended
                      ----------------------------    ----------------------------
                      December 26,    December 31,    December 26,    December 31,
(in thousands)            1999            1998            1999            1998
                      ------------    ------------    ------------    ------------
Interest expense       $ (4,910)       $ (5,121)       $ (9,755)       $ (9,992)
Interest income           6,147           5,853          11,622          11,785
Other                     1,515            (648)          1,263          (1,687)
                       --------        --------        --------        --------
                       $  2,752        $     84        $  3,130        $    106
                       ========        ========        ========        ========


NOTE E --  NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the assumed exercise of employee stock options. The assumed conversion of the convertible subordinated notes to common shares was excluded from diluted net income (loss) per share because its effect is antidilutive for all periods. Options outstanding during the three and six month periods ended December 31, 1998 were excluded from the computation of diluted net loss per share because the effect in periods with a net loss would have been antidilutive. The shares potentially issuable under the third party put option transactions have been excluded from the computation of net income per share because the effect would have been antidilutive.

        The Company's basic and diluted net income (loss) per share amounts are as follows:

                                                     Three Months Ended               Six Months Ended
                                                ----------------------------     ----------------------------
(in thousands except per share data)            December 26,    December 31,     December 26,    December 31,
                                                    1999            1998             1999            1998
                                                ------------    ------------     ------------    ------------
Numerator:
  Numerator for basic net income
  (loss) per share                               $  36,708       $ (82,766)       $  61,390       $(109,538)
                                                 ---------       ---------        ---------       ---------
  Numerator for diluted net income
  (loss) per share                               $  36,708       $ (82,766)       $  61,390       $(109,538)
                                                 ---------       ---------        ---------       ---------

Denominator:
  Basic net income (loss) per share -
  average shares outstanding                        39,781          38,400           39,432          38,400
                                                 ---------       ---------        ---------       ---------
  Effect of potential dilutive securities:
   Convertible subordinated notes                       --              --               --              --
   Employee stock options                            4,276              --            3,888              --
                                                 ---------       ---------        ---------       ---------
  Total potential net dilutive common
  shares                                             4,276              --            3,888              --
                                                 ---------       ---------        ---------       ---------
  Diluted net income (loss) per
  share - average shares
  outstanding and other
  potential common shares                           44,057          38,400           43,320          38,400
                                                 ---------       ---------        ---------       ---------
Basic net income (loss) per share                $    0.92       $   (2.16)       $    1.56       $   (2.85)
                                                 =========       =========        =========       =========
Diluted net income (loss) per share              $    0.83       $   (2.16)       $    1.42       $   (2.85)
                                                 =========       =========        =========       =========

NOTE F -- COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, are as follows:

                                        Three Months Ended                 Six Months Ended
                                  -----------------------------     -----------------------------
                                  December 26,     December 31,     December 26,     December 31,
(in thousands)                        1999             1998             1999             1998
                                  ------------     ------------     ------------     ------------
Net income (loss)                  $  36,708        $ (82,766)       $  61,390        $(109,538)

Foreign currency translation
adjustment                            (1,007)             442           (6,594)            (563)
                                   ---------        ---------        ---------        ---------

Comprehensive income (loss)        $  35,701        $ (82,324)       $  54,796        $(110,101)
                                   =========        =========        =========        =========

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

        Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:

                                                    Lease
                                  Severance        Payments                      Credit on
                                     and          on Vacated     Abandoned        Returned
(in thousands)                     Benefits       Facilities    Fixed Assets      Equipment          Total
                                  ----------      ----------    ------------     -----------       --------
Fiscal year 1999 provision         $ 16,521        $  1,125        $ 28,141        $  7,585        $ 53,372
Cash payments                       (11,663)           (440)             --            (258)        (12,361)
Non-cash charges                         --              --         (28,141)         (1,959)        (30,100)
                                   --------        --------        --------        --------        --------
Balance at June 30, 1999              4,858             685              --           5,368          10,911
Cash payments                        (1,386)           (342)             --          (1,275)         (3,003)
                                   --------        --------        --------        --------        --------
Balance at December 26, 1999       $  3,472        $    343        $     --        $  4,093        $  7,908
                                   ========        ========        ========        ========        ========

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

        Below is a table summarizing restructuring activity relating to the fiscal 1998 restructuring:

                                                 Lease
                                                Payments      Abandoned     Excess and      Credit on       Other
                               Severance       on Vacated      Fixed          Obsolete      Returned         Exit
(in thousands)                and Benefits     Facilities      Assets        Inventory      Equipment        Costs          Total
                              ------------    ------------    ---------     -----------    -----------     ---------      ---------
Fiscal year 1998 provision      $  40,317      $  16,998      $  47,341      $  31,933      $   6,547      $   5,722      $ 148,858
Cash payments                      (9,766)        (1,518)            --             --             --             --        (11,284)
Non-cash charges                       --             --        (47,341)       (31,933)        (4,135)        (5,722)       (89,131)
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at June 30, 1998           30,551         15,480             --             --          2,412             --         48,443
Adjustment                             --             --             --             --          1,528             --          1,528
Cash payments                     (19,777)        (3,039)            --             --         (2,150)            --        (24,966)
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at June 30, 1999           10,774         12,441             --             --          1,790             --         25,005
Cash payments                        (899)        (1,443)            --             --             --             --         (2,342)
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at December 26, 1999    $   9,875      $  10,998      $      --      $      --      $   1,790      $      --      $  22,663
                                =========      =========      =========      =========      =========      =========      =========

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

        Lease Payments on Vacated Facilities which was included in the restructuring charge related to remaining rent and common area maintenance on the closed Wilmington, Massachusetts manufacturing facility. The Company also estimated, given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease its excess facilities in Fremont, California. The Company, therefore, included 24 months of rent and common area maintenance expense related to excess facilities in its restructuring charge. Subsequently, the Company has subleased some of its excess facilities.

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

     Below is a table summarizing restructuring activity relating to the fiscal 1997 restructuring:

                                                  Lease
                                  Severance      Payments       Abandoned
                                     and        on Vacated        Fixed
(in thousands)                     Benefits     Facilities        Assets         Total
                                  ---------     ----------      ---------       -------
Fiscal year 1997 provision         $ 6,170        $ 1,789        $ 1,062        $ 9,021
Cash payments                       (5,592)          (703)            --         (6,295)
Non-cash charges                        --             --         (1,062)        (1,062)
                                   -------        -------        -------        -------
Balance at June 30, 1997               578          1,086             --          1,664
Adjustment                           1,086         (1,086)            --             --
Cash payments                         (406)            --             --           (406)
                                   -------        -------        -------        -------
Balance at June 30, 1998             1,258             --             --          1,258
Cash charges                          (409)            --             --           (409)
                                   -------        -------        -------        -------
Balance at June 30, 1999               849             --             --            849
Cash payments                          (87)            --             --            (87)
                                   -------        -------        -------        -------
Balance at December 26, 1999       $   762        $    --        $    --        $   762
                                   =======        =======        =======        =======

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

NOTE H --        CHANGE IN FUNCTIONAL CURRENCY

        The Company has determined that the functional currency of its European and Asia Pacific foreign subsidiaries is no longer the U.S. dollar but the individual subsidiary's local currency. The following are the reasons for the Company's change in functional currency: the Company's European and Asia Pacific foreign subsidiaries primarily generate and expend cash in their local currency; their labor and services are primarily in local currency (workforce is paid in local currency); their individual assets and liabilities are primarily dominated in the local foreign currency and do not materially impact the Company's cash flows and there is an active local sales market for the foreign subsidiaries products and services. The European and Asia Pacific foreign subsidiaries are currently less dependent on US corporate office with their daily operations. In addition, the European community adopted a new Single European Currency, the Euro, which required implementation of that currency as of January 1, 1999 and transition through January 1, 2002. All balance sheet accounts are translated at the current exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as currency translation adjustment, which is a component of accumulated other comprehensive loss. Previously, some balance sheet accounts were translated at an historic rate and translation adjustments were made directly to the statement of operations. The impact of the change in functional currency was not material to the Company's financial statements.

NOTE I -- LITIGATION

        See Part II, item 1 for discussion of litigation.

NOTE J -- PURCHASED TECHNOLOGY FOR RESEARCH and DEVELOPMENT

        During the second quarter of fiscal 2000, the Company purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc. ("Oliver"). The Company recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to patents, which will be amortized ratably over five years. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use. The Company may make up to $2.0 million in additional license payments to Oliver based on product sales in the event it is successful in commercialization of the technology.

NOTE K -- SUBSEQUENT EVENT

        During January 2000, the Company's Board of Directors approved a three-for-one split of the company's outstanding common stock, subject to stockholders approval of an increase in the Company's authorized common stock to 400 million shares, at a special meeting scheduled for March 6, 2000. If the required approval is obtained, the Company expects the three-to-one stock split to be effective March 7, 2000. Stockholders of record at the close of business on the effective date will be entitled to two additional shares of common stock for each share of the Company's common stock held on that date. The distribution date for the stock split will be March 16, 2000. On or about that date, the Company's transfer agent will mail the new shares to stockholders. The Company expects that its outstanding common stock will begin to trade on a post-split basis on March 17, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, the effects of our on-going reorganization and consolidation of operations and facilities, our ability to complete reorganizations or consolidations on time or within anticipated costs, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 13 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and six month periods ended December 26, 1999.

RESULTS OF OPERATIONS

Total Revenue

        Our total revenue for both the three and six month periods ended December 26, 1999 increased 103.4% and 86.6%, respectively, compared to the respective periods of the prior fiscal year. We experienced increased revenues for all of our product lines during both the three and six month periods of fiscal 2000 compared to the year-ago periods. Our product sales continued to shift from our single-chamber systems to our multi-chamber cluster systems. Our increased revenue in AllianceTM cluster system, which utilizes from one to four chambers each, was the major contributor to our higher total revenue for both three and six month periods ended December 26, 1999 compared to the year ago periods.

Geographic breakdown of revenue is as follows:

                          Three months ended               Six Months ended
                     ---------------------------     ---------------------------
                     December 26,    December 31     December 26,    December 31
                         1999            1998            1999            1998
                     ------------    -----------     ------------    -----------
North America               28%             51%             34%             54%
Europe                      31%             22%             25%             21%
Asia Pacific                31%             19%             29%             17%
Japan                       10%              8%             12%              8%


        The global semiconductor equipment industry is experiencing an upturn which was brought on by increased sales and profitability of semiconductor manufacturers. We anticipate greater demand for our systems, as our customers continue to add capacity in their most advanced lines, and migrate to new lines and materials such as copper and the new interconnect processes required to implement them. We expect our net revenues for the next six months to be higher than first half of fiscal year 2000. During calendar 1998, the global semiconductor industry experienced a slowdown. Consequently depressed DRAM pricing, production overcapacity as well as uncertainty in the worldwide financial markets brought on a slowdown in equipment demand which unfavorably impacted our sales for both the September and December quarters of calendar 1998.

Gross Margin

        Our gross margin percentage increased to 43.5% and 42.7%, respectively, in the three and six month periods ended December 26, 1999, compared with 33.2% and 34.2%, respectively, for the year-ago periods. The increase in our gross margin percentage is due in large part to material cost reductions and higher economy of scale due to greater volumes. We anticipate that our gross margins will improve further by the end of fiscal 2000.

Research and Development

        Research and development ("R&D") expenses for the three and six month periods ended December 26, 1999 were 18.5% and 15.1% higher than the year-ago periods, respectively. However, as a percentage of revenue, R&D expenses were 14.0% and 15.0% of total revenue for the three and six month periods of fiscal 2000, respectively, compared with 24.0% and 24.3% for the three and six month periods of fiscal 1999. The increase in R&D expenses is a result of our continued investments in strategic R&D programs and initiatives in etch, CMP and post-CMP wafer cleaning products. We believe that in order to remain competitive, we must continue to invest substantially in R&D.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses increased by 1.1% for the three month period ended December 26, 1999 when compared to the year-ago period. SG&A expenses for the six month period ended December 26, 1999 were 8.7% lower than the year-ago period. As a percentage of revenue, SG&A expenses for the three and six month periods ended December 26, 1999 were 13.2% and 13.7%, respectively, of total revenue compared to 26.5% and 28.0%, respectively, of total revenue for the year-ago periods. The decrease in SG&A expenses for the six month period ended December 26, 1999, when compared to the prior year period is a result of our downsizing activities in both fiscal 1998 and 1999 and our continued focus on improving efficiencies.

Purchased Technology for R&D

        During the second quarter of fiscal 2000, we purchased intellectual property rights related to semiconductor equipment from "Oliver". We recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to patents which will be amortized ratably over five years. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use. We may make up to $2.0 million in additional license payments to Oliver based on product sales in the event we are successful in commercializing this technology.

Restructuring Charge

        Our overall outlook in late January 1998 was that the industry had entered into a steep downturn brought on by depressed DRAM pricing and the Asian financial crisis. We therefore announced a set of restructuring activities in a news release on February 12, 1998. At that time, our assessment related to industry conditions was that our revenues for the March and June 1998 quarters would decline by approximately 20%. Our restructuring plans aligned our cost structure to a lower level of revenues by exiting part of our CVD business and our FPD business, consolidating our manufacturing facilities and substantially reducing our remaining infrastructure and workforce. Our actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. We projected revenues to decrease to a run-rate of approximately $180 million per quarter and determined that, once more, reductions of our cost structure were required to align with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998. During fiscal 1998, we incurred a total restructuring charge of $148.9 million relating to severance and benefits, lease payments on vacated facilities, the write-off of fixed assets, excess and obsolete inventory, returned equipment credits and other exit costs. As a result of the fiscal 1998 restructurings, we reduced our global workforce by approximately 28%. During fiscal 1999, we recorded an adjustment to the restructuring reserve of $1.5 million for the recovery of a previously written-off machine. At December 26, 1999, a total of $22.7 million of restructuring-related accruals remained on our balance sheet, of which $9.9 million, $11.0 million and $1.8 million, respectively, relates to future severance and benefit costs, lease payments, and returned equipment credits. There will be further charges against the restructuring reserves in fiscal 2000, as we complete the restructuring programs.

    Below is a table summarizing restructuring activity relating to the fiscal 1998 restructurings:

                                                Lease                         Excess
                                Severance      Payments       Abandoned         and         Credit on        Other
                                  and         on Vacated       Fixed         Obsolete       Returned         Exit
(in thousands)                  Benefits      Facilities       Assets        Inventory      Equipment        Costs          Total
                                ---------     ----------      ---------      ---------      ---------      ---------      ---------
Fiscal year 1998 provision      $  40,317      $  16,998      $  47,341      $  31,933      $   6,547      $   5,722      $ 148,858
Cash payments                      (9,766)        (1,518)            --             --             --             --        (11,284)
Non-cash charges                       --             --        (47,341)       (31,933)        (4,135)        (5,722)       (89,131)
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at June 30, 1998           30,551         15,480             --             --          2,412             --         48,443
Adjustment                             --             --             --             --          1,528             --          1,528
Cash payments                     (19,777)        (3,039)            --             --         (2,150)            --        (24,966)
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at June 30, 1999           10,774         12,441             --             --          1,790             --         25,005
Cash payments                        (899)        (1,443)            --             --             --             --         (2,342)
                                ---------      ---------      ---------      ---------      ---------      ---------      ---------
Balance at December 26, 1999    $   9,875      $  10,998      $      --      $      --      $   1,790      $      --      $  22,663
                                =========      =========      =========      =========      =========      =========      =========

    During the quarter ended September 30, 1998, the semiconductor equipment market contracted beyond the anticipated $3.2 billion revenue level to $2.6 billion, according to Dataquest. Our shortfall of revenues during the September 1998 quarter was in line with the industry as a whole, and resulted in our revenues falling to $142.2 million for the quarter ended September 30, 1998. At that point in time, we projected that our quarterly revenues would remain closer to the $140-$150 million levels for at least the next several quarters. This necessitated another restructuring plan and further cost reductions through employee terminations, facilities consolidation and a contraction of operating activities, and the write-off of vacated plant related assets. This plan was announced and publicly communicated on November 12, 1998. During the second quarter of fiscal 1999, we recorded a restructuring charge of $53.4 million, relating to severance compensation and benefits for involuntarily terminated employees worldwide (representing approximately 15% of the global workforce), lease payments on abandoned facilities, the write-off of related leasehold improvements and fixed assets and returned equipment credits issued to certain customers. At December 26, 1999, $7.9 million of this charge remains accrued on our consolidated balance sheet to cover continuing obligations. There will be further charges against this restructuring reserve in fiscal 2000, as we complete the restructuring program.

        Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:


                                                Lease
                                Severance    Payments on    Abandoned     Credit on
                                   and         Vacated        Fixed       Returned
(in thousands)                   Benefits     Facilities      Assets      Equipment       Total
                                ----------   -----------    ---------     ----------     --------
Fiscal year 1999 provision       $ 16,521      $  1,125      $ 28,141      $  7,585      $ 53,372
Cash payments                     (11,663)         (440)           --          (258)      (12,361)
Non-cash charges                       --            --       (28,141)       (1,959)      (30,100)
                                 --------      --------      --------      --------      --------
Balance at June 30, 1999            4,858           685            --         5,368        10,911
Cash payments                      (1,386)         (342)           --        (1,275)       (3,003)
                                 --------      --------      --------      --------      --------
Balance at December 26, 1999     $  3,472      $    343      $     --      $  4,093      $  7,908
                                 ========      ========      ========      ========      ========

        We have carried-out, and continue to carry-out, our restructuring activities according to our original plans and timeline and we believe that the anticipated cost reductions did not vary materially from our original expectations. We intend to operate at levels of spending that are consistent with our ability to generate revenues, therefore our spending levels may increase or decrease depending upon our assessment of our current needs. We do not believe that our decision to exit the CVD and FPD business will have a material impact on our ability to generate future revenue growth.

Tax Expenses

        Our second fiscal quarter income tax provision was 14% of profits, in accordance with a revised estimated effective tax rate of 13% for the fiscal year ending June 25, 2000. This rate reflects the benefit of net operating losses and research tax credits carried over from prior periods. We expect to increase the effective income tax rate to approximately 30% in fiscal year 2001, based on our current revenue and profit outlook for that period.

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

        With respect to compliance of our products we supply to our customers, we adhere to Year 2000 test case scenarios established by SEMATECH, an industry group consisting of U.S. semiconductor manufacturers. Our compliance efforts, and review and identification of corrective measures and contingency planning (where necessary), are substantially complete. The application systems and software of a significant number of our products currently supplied to our customers are Year 2000-compliant, with the remainder expected to be so by the end of the second quarter of fiscal 2000. With respect to certain of our products already installed in the field, we have determined that in most instances where the application systems and software are not Year 2000-compliant, there is either no appreciable effect or the effect during the product's operation is limited to certain aspects of the product's ability to report data concerning its operational parameters. However, the product's operation, manufacturing capabilities or quality are not affected. We are in the process of identifying and offering to our customers product upgrades with the goal of resolving all material programs and systems prior to the Year 2000 date transition. In this regard, we are incurring, and will continue to incur throughout fiscal 2000, various costs to provide customer support regarding Year 2000 issues. Through the end of the second quarter of fiscal 2000, these costs have totaled approximately $5.0 million.

        Our failure to ensure, at all or in a timely or reasonable manner, that our products are Year 2000-compliant may cause disruption in the ability of our customers to derive expected productivity from those products or to integrate the products fully and functionally into certain automated manufacturing environments.

        To date, we have experienced no material Year 2000 issues, and we expect minimal future Year 2000 issues based on the performance to date of internal systems that we use and the products we supply to our customers.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 26, 1999, we had $387.7 million in cash, cash equivalents, short-term investments and restricted cash, compared with $372.1 million at June 30, 1999. We have a total of $100.0 million available under a syndicated bank line of credit which is due to expire in April 2001. Borrowings are subject to our compliance with financial and other covenants set forth in the credit documents. The syndicated bank line bears interest at rates ranging from 0.55% to 1.25% over London Interbank Offered Rate ("LIBOR"). At December 26, 1999, we were in compliance with all our financial and other covenants.

        Net cash provided by operating activities was $39.0 million for the six months ended December 26, 1999. This primarily resulted from net income before non-cash charges of $84.2 million, increases in accounts payable and accrued liabilities offset by increases in accounts receivable, inventory and prepaid expenses. Cash used in investing activities was $45.5 million, which was primarily from the net purchase of short-term investments of $21.6 million and net capital expenditures of $20.9 million. Net cash provided by financing activities was $0.4 million. We made principal payments on long-term debt and capital lease obligations of $23.3 million offset by proceeds from the issuance of long-term debt of $8.7 million. We purchased $5.1 million of common stock and reissued $13.5 million of our treasury stock through our employee option and stock purchase programs. Net proceeds from the issuance of our common stock generated $13.3 million. Cash payments relating to our restructurings were approximately $5.4 million.

        Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our cash, cash equivalents, short-term investments, restricted cash and available lines of credit at December 26, 1999 are expected to be sufficient to support our currently anticipated levels of operations and capital expenditures through at least the next 12 months.

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

        WE MAY EXPERIENCE DIFFICULTY IMPLEMENTING OUR NEW ENTERPRISE RESOURCE

        Our next-generation enterprise resource planning and information system will replace many of the system operations currently being performed by existing internal system software, including core manufacturing, service, sales, shipping, inventory and warranty operations and other significant operational systems. Implementation of this next-generation system is now scheduled for completion during the first half of calendar 2000. Delays in our ability to implement or transition to this new planning and information system, or disruptions in our internal operations or systems caused by the transition or the need to free up additional support and resources in order to ensure our timely implementation of or transition to this new planning and information system, could temporarily disrupt certain of our operations. This could include, a temporary delay in our ability to manufacture and ship equipment and/or spare parts to our customers, which could cause a near-term short fall in quarterly operating results, including revenues and earnings.

        THE SEMICONDUCTOR EQUIPMENT INDUSTRY IS VOLATILE, WHICH AFFECTS OUR REVENUES AND FINANCIAL RESULTS

        Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past two years the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1999 and fiscal 1998, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. However, beginning in late fiscal 1999, we saw indications of a recovery, which is expected to extend through fiscal 2000. Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility will continue to affect materially our aggregate bookings, revenues and operating results. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may harm our financial results.

        WE DEPEND ON NEW PRODUCTS AND PROCESSES FOR OUR SUCCESS. FOR THIS REASON, WE ARE SUBJECT TO RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL CHANGE

        Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to maintain technological parity with deep submicron process technology. We believe that our future success depends in part upon our ability to develop, manufacture and introduce successfully new products and product lines with improved capabilities, and to continue to enhance our existing products. Due to the risks inherent in transitioning to new products, we must forecast accurately demand for new products while managing the transition from older products. If new products have reliability or quality problems, reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products and additional service and warranty expenses may result. In the past, product introductions caused some delays and reliability and quality problems. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace, which would materially and adversely affect our results from operations.

        We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions or joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, or we may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. Furthermore, if we are unsuccessful in the marketing and selling of advanced processes or equipment to customers with whom we have strategic alliances, we may be unsuccessful in selling existing products to those customers. In addition, in connection with our developing new products, we will invest in significant levels of initial production inventory, and our failure in a timely manner to complete commercialization of these new products could result in inventory obsolescence, which would adversely affect our financial results.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE INTRODUCTION OF A NEW
        PRODUCT

        During the second quarter of fiscal 1999, we began shipping units of our Teres(TM) chemical mechanical planarization system, for which we recorded revenue during the two quarters of fiscal 2000. We expect to face significant competition from multiple current and future competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Ebara Corporation and SpeedFam-IPEC, Inc. We believe that other companies are developing polishing systems and are planning to introduce new products to this market, which may affect our ability to sell this new product.

        During the first quarter of fiscal 2000, we began shipping units of our Exelan(TM) oxide etch system. We expect to face significant competition from multiple current competitors. Among the companies currently offering oxide etch systems are Applied Materials, Inc., and Tokyo Electron Limited.

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

    - a failure to release new enhanced versions of our products on a timely basis.

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

        ONCE A SEMICONDUCTOR MANUFACTURER COMMITS TO PURCHASE A COMPETITOR'S SEMICONDUCTOR MANUFACTURING EQUIPMENT IT TYPICALLY CONTINUES TO PURCHASE THAT EQUIPMENT, MAKING IT MORE DIFFICULT FOR LAM TO SELL ITS EQUIPMENT TO THAT CUSTOMER

        The semiconductor equipment industry is highly competitive. We expect to continue to face substantial competition throughout the world. Semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for that specific production line application. Accordingly, we expect it to be more difficult to sell to a given customer if that customer initially selects a competitor's equipment. We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process research and development.

        WE MAY LACK THE FINANCIAL RESOURCES OR TECHNOLOGICAL CAPABILITIES OF CERTAIN OF OUR COMPETITORS NEEDED TO CAPTURE INCREASED MARKET SHARE

        Large semiconductor equipment manufacturers who have the resources to support customers on a worldwide basis are increasingly dominating the semiconductor equipment industry. Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support resources than we do. In addition, there are smaller emerging semiconductor equipment companies that may provide innovative technology which may have performance advantages over systems we currently, or expect to, offer.

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

        OUR FUTURE SUCCESS DEPENDS ON INTERNATIONAL SALES

        International sales accounted for approximately 54% of our total revenue in fiscal 1999, 55% in fiscal 1998, 57% in fiscal 1997, 66% for the six months ended December 26, 1999 of fiscal 2000 and 46% for the six months ended December 31, 1998 of fiscal 1999. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including:

    -   foreign exchange risks; and

    -   economic, banking and currency problems in the relevant region.

        We currently enter into foreign currency forward contracts to minimize the short term impact of exchange rate fluctuations on yen-denominated assets, and will continue to enter into hedging transactions in the future.

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

        Our management may face significant challenges in improving financial and business controls, management processes, information systems and procedures on a timely basis, and expanding, training and managing our work force if we experience additional growth. There can be no assurance that we will be able to perform such actions successfully. In the future, we may make additional acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies which no longer complement our long-term strategy, such as our exiting of Flat Panel Display and Chemical Vapor Deposition operations. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage effectively any such growth, integration of potential acquisitions or disposition of product lines or technologies, or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition and cash flows.

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

        THE MARKET FOR OUR COMMON STOCK IS VOLATILE, WHICH MAY AFFECT OUR ABILITY TO RAISE CAPITAL OR MAKE ACQUISITIONS

        The market price for our common stock is volatile and has fluctuated significantly over the past years. The trading price of our common stock could continue to be highly volatile and fluctuate widely in response to factors, including the following:

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

        RISK ASSOCIATED WITH OUR CALL AND PUT OPTIONS

        We have entered into a third party option transactions for the purchase and sale of our stock. The option position will be of value to us if our stock price exceeds the exercise price of the call options at the time the option is exercised. Of course, our stock price could also decline. If our stock price on the exercise date of the options were below the put option exercise price, we would have to settle the put obligation by paying cash or the equivalent value of our common stock obligation.

        During fiscal 1999, we entered into a third party option transactions for the purchase and sale of our common stock, in order to offset the antidilutive effect of a potential conversion into common stock of the $310.0 million Convertible Subordinated Notes (the "Notes") we previously issued and which are due September 2, 2002. We have as of December 26, 1999 acquired call options to purchase 1.24 million shares of our common stock: the weighted average exercise price of these options is $33.87. The call options provide that our maximum benefit at expiration is $53.90 per option share (the difference between $87.77, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 1.86 million shares of our common stock, giving those third parties the right to sell to us shares of our common stock at a weighted average price of $28.43 per share.

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

        In October 1993, Varian Associates, Inc. ("Varian") sued us in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Varian held. We asserted defenses that the subject patents are invalid and unenforceable, and that our products do not infringe these patents. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Varian lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 1 of this Form 10-Q for a discussion of the Varian lawsuit.

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

        During fiscal 1999, we entered into a third party option transactions for the purchase and sale of our common stock, in order to offset the antidilutive effect of a potential conversion into common stock of the $310.0 million Convertible Subordinated Notes (the "Notes") we previously issued and which are due September 2, 2002. We have as of December 26, 1999 acquired call options to purchase 1.24 million shares of our common stock: the weighted average exercise price of these options is $33.87. The call options provide that our maximum benefit at expiration is $53.90 per option share (the difference between $87.77, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 1.86 million shares of our common stock, giving those third parties the right to sell to us shares of our common stock at a weighted average price of $28.43 per share.

        Below is a table showing, at assumed exercise prices for the put and call options and market prices for our common stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the option transactions.

                    At December 26,
Stock Value              1999                  At Maturity
-----------         ---------------            -----------
                                 (in thousands)
$  5.00                $(34,771)                $(43,605)
$ 25.00                $(10,151)                $ (6,390)
$ 45.00                $  4,874                 $ 13,808
$ 65.00                $ 15,037                 $ 38,618
$ 85.00                $ 22,332                 $ 63,428
$105.00                $ 27,788                 $ 66,863
$125.00                $ 31,992                 $ 66,863
$145.00                $ 35,309                 $ 66,863

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        In October 1993, Varian brought suit against the Company in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and Lam's infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether Lam's infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. To date, however, there has been no determination as to the actual scope of those claims, or whether Lam's products have infringed or are infringing Varian's patents. The trial date previously scheduled for March 2000 has been vacated, pending the courts decision of certain motions. There have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on the Company's operating results or the Company's financial position.

        In September 1999, Tegal brought suit against the Company in the United States District Court, for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Tegal. Specifically, Tegal identified the Company's 4520XLE and Exelan products as infringing the patents Tegal is asserting. On Lam's motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether Lam's products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on the Company's operating results or the Company's financial position.

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

ITEM 4. Submission of Matters to Vote of Security Holders

        The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 4, 1999.

        Out of 39,429,800 shares of Common Stock entitled to vote at the meeting, 34,600,618 shares were present in person or by proxy.

        The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE                           IN FAVOR              WITHHELD
-------                          ----------            ----------
James W. Bagley                  34,339,378               261,240
Roger D. Emerick                 34,237,474               363,144
David G. Arscott                 34,319,830               280,788
Richard J. Elkus, Jr             34,346,232               254,386
Jack R. Harris                   34,313,548               287,070
Grant M. Inman                   34,314,630               285,988
Kenneth M. Thompson              34,346,011               254,607

        The results of voting on the following items were as set forth below:

        Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 25, 2000:

        IN FAVOR           OPPOSED             ABSTAIN           BROKER NON VOTE
        --------           -------             -------           ---------------
        34,466,769         112,208             21,563            78

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 4.11     Amended and restated 1996 Performance-Based Restricted
                         Stock Plan.

        Exhibit 4.12     Amended and restated 1999 Stock Option Plan.

        Exhibit 27       Financial Data Schedule

(b)     Reports on Form 8-K

               The Company filed a Form 8-K on November 16, 1999 making an Item 5 disclosure to disclose the Company's announcement of an acquisition of research and development technology.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2000


                                        LAM RESEARCH CORPORATION



                                        By:  /s/ Mercedes Johnson
                                           -------------------------------------
                                           Mercedes Johnson, Vice President,
                                           Finance & Chief Financial Officer

                                 EXHIBIT INDEX



         EXHIBIT
          NUMBER         DESCRIPTION
          ------         -----------
        Exhibit 4.11     Amended and restated 1996 Performance-Based Restricted
                         Stock Plan.

        Exhibit 4.12     Amended and restated 1999 Stock Option Plan.

        Exhibit 27       Financial Data Schedule