Form 10-Q
period 2000-03-26
LAM RESEARCH CORP
filed 2000-05-08
CIK 707549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 26, 2000


Commission File No.  0-12933



                            LAM RESEARCH CORPORATION
             (Exact name of Registrant, as specified in its charter)


               DELAWARE                                   94-2634797
     -------------------------------                   ----------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)


4650 CUSHING PARKWAY, FREMONT, CALIFORNIA                     94538
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (510) 572-0200


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES  X         NO
                                   ---          ---

As of March 26, 2000 there were 124,411,008 shares of Registrant's Common Stock outstanding.

                                      INDEX



                                                                                     Page
                                                                                      No.
                                                                                     ----
PART I.    FINANCIAL INFORMATION ....................................................  3


Item 1.    Financial Statements (unaudited)..........................................  3

                Condensed Consolidated Balance Sheets................................  3
                Condensed Consolidated Statements of Operations......................  4
                Condensed Consolidated Statements of Cash Flows......................  5
                Notes to Condensed Consolidated Financial Statements.................  6


Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................................  15
                Results of Operations................................................  15
                Liquidity and Capital Resources......................................  21
                Risk Factors.........................................................  22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk................  31

PART II.   OTHER INFORMATION.........................................................  32

Item 1.    Legal Proceedings.........................................................  32

Item 4.    Submission of Matters to Vote of Security Holders ........................  33

Item 6.    Exhibits and Reports on Form 8-K..........................................  33

ITEM 1. FINANCIAL STATEMENTS

                            LAM RESEARCH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                                                                        March 26,
                                                                                          2000                    June 30,
                                                                                        (unaudited)                 1999
                                                                                        -----------             -----------
Assets

Cash and cash equivalents                                                               $    27,296             $    37,965
Short-term investments                                                                      294,182                 273,836
Accounts receivable, net                                                                    306,680                 170,531
Inventories                                                                                 217,145                 183,716
Prepaid expenses and other assets                                                            26,051                  17,177
Deferred income taxes                                                                        55,645                  55,645
                                                                                        -----------             -----------
                 Total Current Assets                                                       926,999                 738,870

Equipment and leasehold improvements, net                                                   115,303                 103,337
Restricted cash                                                                              60,348                  60,348
Deferred income taxes                                                                        51,745                  51,745
Other assets                                                                                 30,953                  25,151
                                                                                        -----------             -----------
                 Total Assets                                                           $ 1,185,348             $   979,451
                                                                                        ===========             ===========

Liabilities and Stockholders' Equity

Trade accounts payable                                                                  $    47,462             $    51,216
Accrued expenses and other
   current liabilities                                                                      229,534                 172,213
Current portion of long-term debt and
   capital lease obligations                                                                  7,644                  20,566
                                                                                        -----------             -----------
                 Total Current Liabilities                                                  284,640                 243,995

Long-term debt and capital lease
   obligations, less current portion                                                        323,057                 326,500
                                                                                        -----------             -----------

                 Total Liabilities                                                          607,697                 570,495
Preferred stock:  5,000 shares authorized;
   none outstanding
Common Stock, at par value of $0.001 per share
   Authorized -- 400,000 shares; issued and outstanding
        124,411 shares at March 26, 2000 and 116,535 shares
        at June 30, 1999                                                                        124                     117
Additional paid-in capital                                                                  427,895                 388,868
Treasury stock                                                                                   --                  (8,429)
Accumulated other comprehensive loss                                                         (7,605)                   (432)
Retained earnings                                                                           157,237                  28,832
                                                                                        -----------             -----------

                 Total Stockholders' Equity                                                 577,651                 408,956
                                                                                        -----------             -----------
                 Total Liabilities and Stockholders' Equity                             $ 1,185,348             $   979,451
                                                                                        ===========             ===========



See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                     Three Months Ended                        Nine Months Ended
                                                 -----------------------------           -----------------------------
                                                 March 26,           March 31,           March 26,           March 31,
                                                   2000                1999                2000                1999
                                                 ---------           ---------           ---------           ---------
Total revenue                                    $ 326,349           $ 152,976           $ 856,551           $ 437,070

Costs and expenses:
  Cost of goods sold - on net sales                182,212              98,674             485,927             285,520
  Cost of goods sold -
     on restructuring charge (recovery)               (849)                 --                (849)                 --
                                                 ---------           ---------           ---------           ---------

Gross margin                                       144,986              54,302             371,473             151,550

  Research and development                          45,881              35,751             125,429             104,857
  Selling, general and administrative               41,147              33,175             113,647             112,589
  Restructuring charge (recovery)                  (18,083)                 --             (18,083)             53,372
  Purchased technology for
     research and development                           --                  --               7,460               5,000
                                                 ---------           ---------           ---------           ---------

Operating income (loss)                             76,041             (14,624)            143,020            (124,268)

Other income (expense), net                          1,883                (100)              5,013                   6
                                                 ---------           ---------           ---------           ---------

Income (loss) before taxes                          77,924             (14,724)            148,033            (124,262)
Income tax expense                                  10,909                  --              19,628                  --
                                                 ---------           ---------           ---------           ---------

Net income (loss)                                $  67,015           $ (14,724)          $ 128,405           $(124,262)
                                                 =========           =========           =========           =========

Net income (loss) per share
                              Basic              $    0.55           $   (0.13)          $    1.07           $   (1.08)
                                                 =========           =========           =========           =========
                              Diluted            $    0.48           $   (0.13)          $    0.97           $   (1.08)
                                                 =========           =========           =========           =========

Number of shares used in
  per share calculations
                              Basic                122,646             116,022             119,747             115,290
                                                 =========           =========           =========           =========
                              Diluted              145,931             116,022             131,752             115,290
                                                 =========           =========           =========           =========



See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                     Nine Months Ended
                                                             ---------------------------------
                                                              March 26,             March 31,
                                                                2000                   1999
                                                             -----------           -----------
Cash flows from operating activities:

  Net income (loss)                                          $   128,405           $  (124,262)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                   33,822                38,997
  Restructuring charge (recovery)                                (18,932)               34,141
  Purchased technology for research and
    development expense                                            7,460                 5,000
  Change in certain working capital
    accounts                                                    (112,346)               (9,314)
                                                             -----------           -----------
Net cash provided by (used in) operating
  activities                                                      38,409               (55,438)

Cash flows from investing activities:

  Capital expenditures, net                                      (38,970)              (25,376)
  Purchase of short-term investments                          (1,805,611)           (2,691,166)
  Sale/maturities of short-term investments                    1,785,265             2,845,050
  Cash paid for acquisition of technology
    for research and development                                  (6,460)               (3,000)
  Other                                                           (5,414)                3,163
                                                             -----------           -----------
Net cash provided by (used in) investing activities              (71,190)              128,671
                                                             -----------           -----------

Cash flows from financing activities:

  Treasury stock repurchase                                       (5,146)              (13,216)
  Reissuance of treasury stock                                    13,575                    --
  Sale of stock, net of issuance costs                            39,034                10,780
  Principal payments on long-term debt
    and capital lease obligations                                (26,863)              (22,676)
  Net proceeds from the issuance of short and
    long term debt                                                 8,685                12,076
  Foreign currency translation adjustment                         (7,173)                 (657)
                                                             -----------           -----------

Net cash provided by (used in) financing activities               22,112               (13,693)
                                                             -----------           -----------

Net increase (decrease) in cash and
  cash equivalents                                               (10,669)               59,540

Cash and cash equivalents at beginning of period                  37,965                13,509
                                                             -----------           -----------

Cash and cash equivalents at end of period                   $    27,296           $    73,049
                                                             ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

                            LAM RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2000
                                   (Unaudited)


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

        Effective fiscal year 2000, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company's fiscal year end will fall on the last Sunday of June each year. The Company's current fiscal year will end on June 25, 2000. Adoption of the change in fiscal year is not expected to have a material impact on the Company's consolidated financial statements.


NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. The change in the revenue recognition policy would result in a cumulative adjustment in the quarter the Company adopts SAB 101. The Company is still in the process of assessing the impact of SAB 101 on its financial statements.


NOTE C -- INVENTORIES


         Inventories consist of the following:


                                           March 26,           June 30,
                                             2000                1999
                                           --------            --------
                                                  (in thousands)
         Raw materials                     $150,947            $123,311
         Work-in-process                     56,300              44,181
         Finished goods                       9,898              16,224
                                           --------            --------
                                           $217,145            $183,716
                                           ========            ========

NOTE D -- EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:



                                                            March 26,            June 30,
                                                              2000                 1999
                                                            ---------           ---------
                                                                   (in thousands)
         Equipment                                          $ 107,801           $  93,112
         Leasehold improvements                               106,274              90,902
         Furniture & fixtures                                  50,872              45,427
                                                            ---------           ---------
                                                              264,947             229,441
         Accumulated depreciation and amortization           (149,644)           (126,104)
                                                            ---------           ---------
                                                            $ 115,303           $ 103,337
                                                            =========           =========


NOTE E -- STOCKHOLDERS' EQUITY

        On March 6, 2000, the Company held a special stockholders' meeting. At the meeting, the Company's stockholders approved an increase in the number of authorized shares of the Company's Common Stock from 90 million to 400 million shares and approved a three-for-one stock split of its outstanding shares of Common Stock. Stockholders' approval of the amendment to the Company's Certificate of Incorporation satisfies the condition for the previously announced three-for-one stock split approved by Lam's Board of Directors on January 21, 2000. All prior period shares and per share amounts have been restated to reflect the three-for-one split.


NOTE F -- OTHER INCOME (EXPENSE), NET

        The significant components of other income (expense), net are as follows:

                              Three Months Ended                    Nine Months Ended
                          ---------------------------           ---------------------------
                          March 26,          March 31,          March 26,          March 31,
                            2000               1999               2000               1999
                          --------           --------           --------           --------
                                                   (in thousands)
Interest expense          $ (4,833)          $ (5,202)          $(14,588)          $(15,194)
Interest income              6,557              5,579             18,179             17,364
Other                          159               (477)             1,422             (2,164)
                          --------           --------           --------           --------
                          $  1,883           $   (100)          $  5,013           $      6
                          ========           ========           ========           ========

NOTE G -- NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is calculated using the weighted average number of shares of Common Stock outstanding during the period. For the quarter ended March 26, 2000, diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the convertible subordinated notes to common shares. For the nine months ended March 26, 2000, only the assumed exercise of employee stock options was included; the assumed conversion of convertible subordinated notes to common shares was excluded from the computation of diluted net income per share because the effect would have been antidilutive. Options outstanding during the three and nine month periods ended March 31, 1999 were excluded from the computation of diluted net loss per share because the effect in periods with a net loss would have been antidilutive. The shares potentially issuable under the third party put option transactions have been excluded from the computation of net income per share because the effect would have been antidilutive.

        The Company's basic and diluted net income (loss) per share amounts are as follows:


                                                                Three Months Ended                 Nine Months Ended
                                                             --------------------------         --------------------------
                                                             March 26,        March 31,         March 26,        March 31,
                                                               2000             1999              2000             1999
                                                             ---------        ---------         ---------        ---------
                                                                         (in thousands except per share data)
Numerator:
    Numerator for basic net income (loss) per share          $  67,015        $ (14,724)        $ 128,405        $(124,262)
                                                             ---------        ---------         ---------        ---------
 Add:
    Interest expense on convertible
       subordinated notes, net of income taxes                   3,717               --                --               --
                                                             ---------        ---------         ---------        ---------
    Numerator for diluted net income (loss) per share        $  70,732        $ (14,724)        $ 128,405        $(124,262)
                                                             =========        =========         =========        =========
Denominator:
    Basic net income (loss) per share -
       average shares outstanding                              122,646          116,022           119,747          115,290
                                                             ---------        ---------         ---------        ---------

    Effect of potential dilutive securities:
     Convertible subordinated notes                             10,596               --                --               --
     Employee stock options                                     12,689               --            12,005               --
                                                             ---------        ---------         ---------        ---------
    Total potential net dilutive common shares                  23,285               --            12,005               --
                                                             ---------        ---------         ---------        ---------
    Diluted net income (loss) per share -
       average shares outstanding and other
       potential common shares                                 145,931          116,022           131,752          115,290
                                                             =========        =========         =========        =========

Basic net income (loss) per share                            $    0.55        $   (0.13)        $    1.07        $   (1.08)
                                                             =========        =========         =========        =========
Diluted net income (loss) per share                          $    0.48        $   (0.13)        $    0.97        $   (1.08)
                                                             =========        =========         =========        =========


NOTE H -- COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, are as follows:


                                                    Three Months Ended                Nine Months Ended
                                               ---------------------------         ---------------------------
                                               March 26,          March 31,        March 26,          March 31,
                                                 2000               1999              2000              1999
                                               ---------         ---------         ---------         ---------
                                                                       (in thousands)
Net income (loss)                              $  67,015         $ (14,724)        $ 128,405         $(124,262)
Foreign currency translation adjustment             (579)              (94)           (7,173)             (657)
                                               ---------         ---------         ---------         ---------
Comprehensive income (loss)                    $  66,436         $ (14,818)        $ 121,232         $(124,919)
                                               =========         =========         =========         =========

        Accumulated other comprehensive income (loss) presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment.


NOTE I -- COMMITMENTS

        During the third quarter of fiscal 2000, the Company entered into a five year Operating Lease Agreement (the "Agreement"), relating to certain buildings at its Fremont, California campus, in order to obtain more favorable terms and to reduce the amount of the previous minimum lease payments. As part of the Agreement, the Company is required to provide a guaranteed residual value of $25.2 million at the end of the lease term.


NOTE J -- RESTRUCTURING

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

        The Company's quarterly revenue would eventually decline to $233.3 million in the March 1997 quarter, 40% lower than the peak reached in the quarter ended June 1996. Subsequently, in the latter part of calendar 1997, the industry rebounded quickly and entered into what eventually became a short-lived upturn cycle. During the June 1997 quarter, the Company's revenues grew back to $282.6 million and reached $292.1 million by the December 1997 quarter. However, the Company's outlook in late January 1998 was that the industry was again entering into a steep downturn brought on by depressed DRAM pricing and the Asian financial crisis. The Company therefore announced a further set of restructuring activities in a news release on February 12, 1998. At that time, the Company's assessment related to industry conditions was that its revenues for the March and June 1998 quarters would decline by approximately 20%. The Company's restructuring plans aligned its cost structure to this level of revenues by exiting part of its Chemical Vapor Deposition ("CVD") business and all of its Flat Panel Display ("FPD") business, consolidating its manufacturing facilities and substantially reducing its remaining infrastructure and workforce. The Company's actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. The Company projected revenues to drop to a run rate of approximately $180 million per quarter and determined it needed once more to reduce its cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998. As a result of the restructurings in fiscal 1998, the Company reduced its global workforce by approximately 28% and exited the remainder of its CVD operations.

        The Company's revenue outlook in June 1998 was based on the Company's projection that the worldwide wafer fabrication industry would deteriorate from a quarterly revenue amount of $4.2 billion to $3.2 billion, or a 25% decline.

        The semiconductor equipment market contracted beyond what was anticipated, to quarterly revenues of $2.6 billion. The Company's shortfall of revenues during the September 1998 quarter declined in line with the industry as a whole, and resulted in lower than anticipated revenues, falling to $142.2 million. At that point in time, the Company projected that its quarterly revenues would remain closer to the $140-$150 million levels for at least the next several quarters. This necessitated another restructuring plan and further cost reductions via employee terminations, facilities consolidation and a contraction of operating activities, all of which resulted in the additional write-off of plant related assets. This plan was announced and publicly communicated on November 12, 1998. As a result of the fiscal 1999 restructuring, the Company reduced further its global workforce by approximately 15%.

        Beginning in late fiscal 1999, there were indications of a recovery in the semiconductor industry. On a global basis, semiconductor makers began adding new capacity to address an increase in the demand for semiconductors. In addition to new capacity, the semiconductor industry accelerated a migration to new materials such as copper and the new interconnect processes required to implement them. At the end of the second quarter of fiscal 2000, the Company determined that the upturn would be sustained and is anticipated to continue through the end of the calendar year.

        During the third quarter of fiscal 2000 the Company completed the majority of its restructuring activities in accordance with its previously established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market, the Company was able to recover a portion of the restructuring charges recorded in prior periods of approximately $18.9 million. Of this amount, $1.4 million was recovered due to outplacement services guaranteed by the Company for terminated employees and other exit costs not being utilized. Another $5.6 million was recovered from a change in the Company's assessment of its ability to utilize certain manufacturing and administrative facilities under long-term operating leases which had been vacated by the Company. Management had or was in the process of securing subleases for these facilities prior to the upturn in market conditions. Currently, the Company believes it can reoccupy these facilities and fully utilize them through the end of their respective lease terms. The Company also recovered $3.1 million through the sale of previously abandoned and written off facilities in Korea. Additionally, the Company anticipates future use of leasehold improvements of $5.5 million in certain manufacturing and administration facilities under operating lease which have been or will be reoccupied as a result of the stronger than anticipated rebound in the Company's business. Approximately $0.8 million was recovered from the salvage of CVD inventories previously segregated and written off due to requests from former customers to purchase certain piece parts. The remaining $2.5 million was recovered due to certain customers not utilizing system return credits they requested and which were issued by the Company as a result of the decision to exit the CVD and FPD businesses.

        Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:


                                         Severance       Lease Payments                        Credit on
                                            and            on Vacated       Abandoned          Returned
                                          Benefits         Facilities       Fixed Assets       Equipment           Total
                                         ---------       --------------     ------------       ---------          --------
                                                                          (in thousands)
Fiscal year 1999 provision                $ 16,521          $  1,125          $ 28,141          $  7,585          $ 53,372
Cash payments                              (11,663)             (440)               --              (258)          (12,361)
Non-cash charges                                --                --           (28,141)           (1,959)          (30,100)
                                          --------          --------          --------          --------          --------
Balance at June 30, 1999                     4,858               685                --             5,368            10,911
Recovery of assets                              --                --             4,218                --             4,218
Cash payments                               (1,738)             (509)               --              (275)           (2,522)
Non-cash Charges                                --                --                --              (806)             (806)
Reversal of restructuring reserve             (274)             (176)           (4,218)             (749)           (5,417)
                                          --------          --------          --------          --------          --------
Balance at March 26, 2000                 $  2,846          $     --          $     --          $  3,538          $  6,384
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

        The Severance and Benefits reserve balance of $2.8 million as of March 26, 2000 will be utilized through the remainder of those former employees' separation contracts.

        Lease Payments on Vacated Facilities generally relates to 24 months of rent and common area maintenance expense for the vacated facilities. The Company also estimated, given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease its excess facilities in Fremont, California.

        The Company wrote-off all leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

        Credit on Returned Equipment relates to the charge associated with the anticipated return of previously purchased CVD systems and spare parts by certain customers of the Company.

        Most of the Credit on Return Equipment reserve balance of $3.5 million as of March 26, 2000 will be utilized by the end of the current calendar year.

        Below is a table summarizing restructuring activity relating to the fiscal 1998 restructuring:


                                                  Lease
                                                 Payments     Abandoned   Excess and    Credit on     Other
                                    Severance   On Vacated      Fixed      Obsolete     Returned       Exit
                                  and Benefits  Facilities      Assets     Inventory    Equipment      Costs        Total
                                  ------------  ----------    ---------   ----------    ---------    ---------    ---------
                                                                   (in thousands)
Fiscal year 1998 provision          $  40,317    $  16,998    $  47,341    $  31,933    $   6,547    $   5,722    $ 148,858
Cash payments                          (9,766)      (1,518)          --           --           --           --      (11,284)
Non-cash charges                           --           --      (47,341)     (31,933)      (4,135)      (5,722)     (89,131)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 1998               30,551       15,480           --           --        2,412           --       48,443
Adjustment                                 --           --           --           --        1,528           --        1,528
Cash payments                         (19,777)      (3,039)          --           --       (2,150)          --      (24,966)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at June 30, 1999               10,774       12,441           --           --        1,790           --       25,005
Recovery of assets                         --           --        4,390          849           --          146        5,385
Cash payments                          (1,104)      (1,930)          --           --           --           --       (3,034)
Non-cash charges                           --          (66)          --           --           --           --          (66)
Reversal of restructuring charges        (958)      (5,382)      (4,390)        (849)      (1,790)        (146)     (13,515)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at March 26, 2000           $   8,712    $   5,063    $      --    $      --    $      --    $      --    $  13,775
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

        The Severance and Benefits reserve balance of $8.7 million as of March 26, 2000 will be utilized through the remainder of those former employees' separation contracts.

        Lease Payments on Vacated Facilities which was included in the restructuring charge generally related to remaining rent and common area maintenance on the closed Wilmington, Massachusetts manufacturing facility. The Company also estimated, given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease its excess facilities in Fremont, California. The Company, therefore, included 24 months of rent and common area maintenance expense related to excess facilities in its restructuring charge. Subsequently, the Company has subleased some of its excess facilities.

        The Company wrote-off all fixed assets relating to the operations which were exited, leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

        The inventory write-off included in the restructuring charge related to inventory from the operations which were exited. The inventory write-off included raw material on hand and inventory purchased under non-cancelable commitments from suppliers, spare parts, work-in-process and finished goods related to the products from the exited operations.

        Credit on Returned Equipment relates to the charge associated with the anticipated return previously purchased CVD systems and spare parts by certain customers of the Company. During fiscal 1999, the Company recorded an adjustment to the restructuring reserve of $1.5 million for the recovery of a previously written off machine.

        Other Exit Costs of $5.7 million relates to the net book value of licensing and manufacturing agreements related to the restructured operations.

        Below is a table summarizing restructuring activity relating to the fiscal 1997 restructuring:


                                                                Lease
                                        Severance             Payments on            Abandoned
                                           and                  Vacated                Fixed
                                         Benefits              Facilities              Assets                  Total
                                        ---------             -----------            ----------               -------
                                                                        (in thousands)
Fiscal year 1997 provision               $ 6,170                $ 1,789                $ 1,062                $ 9,021
Cash payments                             (5,592)                  (703)                    --                 (6,295)
Non-cash charges                              --                     --                 (1,062)                (1,062)
                                         -------                -------                -------                -------
Balance at June 30, 1997                     578                  1,086                     --                  1,664
Adjustment                                 1,086                 (1,086)                    --                     --
Cash payments                               (406)                    --                     --                   (406)
                                         -------                -------                -------                -------
Balance at June 30, 1998                   1,258                     --                     --                  1,258
Cash payments                               (409)                    --                     --                   (409)
                                         -------                -------                -------                -------
Balance at June 30, 1999                     849                     --                     --                    849
Cash payments                               (134)                    --                     --                   (134)
                                         -------                -------                -------                -------
Balance at March 26, 2000                $   715                $    --                $    --                $   715
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

        The Severance and Benefits reserve balance of $0.7 million as of March 26, 2000 will be utilized through the remainder of those former employees' separation contracts.

        Lease Payments on Vacated Facilities generally relates to remaining rent and common area maintenance expense for the vacated facilities.

        The Company wrote-off all leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

NOTE K -- CHANGE IN FUNCTIONAL CURRENCY

        The Company has determined that the functional currency of its European and Asia Pacific foreign subsidiaries is no longer the U.S. dollar but the individual subsidiary's local currency. The following are the reasons for the Company's change in functional currency: the Company's European and Asia Pacific foreign subsidiaries primarily generate and expend cash in their local currency; their labor and services are primarily in local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company's cash flows and there is an active local sales market for the foreign subsidiaries' products and services. The European and Asia Pacific foreign subsidiaries are currently less dependent on the Company's US corporate office with their daily operations. In addition, the European community adopted a new Single European Currency, the Euro, which required implementation of that currency as of January 1, 1999 and transition through January 1, 2002. Upon implementation of the functional currency to the individual subsidiaries' local currency as of July 1, 1999, all balance sheet accounts are translated at the current exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as currency translation adjustments, which is a component of accumulated other comprehensive income (loss). Previously, some balance sheet accounts were translated at a historic rate and translation adjustments were made directly to the statement of operations. The impact of the change in functional currency was not material to the Company's financial statements.

NOTE L -- LITIGATION

        See Part II, item 1 for discussion of litigation.

NOTE M -- PURCHASED TECHNOLOGY FOR RESEARCH AND DEVELOPMENT

        During the second quarter of fiscal 2000, the Company purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc. ("Oliver"). The Company recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which will be amortized ratably over five years. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use. The Company may make up to $2.0 million in additional license payments to Oliver based on product sales in the event it is successful in commercialization of the technology.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 30, 1999. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 3 to 14 of this Form 10-Q for a full understanding of our financial position and results of operations for the three and nine month periods ended March 26, 2000.

RESULTS OF OPERATIONS

Total Revenue

        Our total revenue for the three and nine month periods ended March 26, 2000 increased 113.3% and 96.0%, respectively, compared to the prior fiscal year periods. We experienced increased revenues for all of our products during both the three and nine month periods of fiscal 2000 compared to the year-ago periods. Our increased revenue in Alliance(TM) cluster system, which utilizes from one to four chambers each, was the major contributor to our higher total revenue for both three and nine month periods ended March 26, 2000 compared to the year ago periods.

Geographic breakdown of revenue is as follows:


                             Three Months Ended                  Nine Months Ended
                         ----------------------------        --------------------------
                         March 26,          March 31,        March 26,        March 31,
                           2000              1999              2000              1999
                         ---------          ---------        ---------        ---------
North America               23%               40%               30%               49%
Europe                      32%               26%               28%               23%
Asia Pacific                30%               23%               29%               19%
Japan                       15%               11%               13%                9%

        During calendar 1998, the global semiconductor industry experienced a slowdown driven by depressed DRAM pricing, production overcapacity, as well as uncertainty in the worldwide financial markets. This brought on a slowdown in equipment demand, which unfavorably impacted our sales for the first nine months of fiscal 1999. In the last quarter of fiscal 1999, the global semiconductor equipment industry began to recover, as a result of increased sales and profitability of semiconductor manufacturers. We experience and anticipate greater demand for our systems as our customers continue to add capacity in their most advanced lines, migrate to new lines, small geometries and new materials such as copper. We expect our net revenue for the next quarter to be higher than the revenue achieved in the third quarter of fiscal year 2000.

Gross Margin

        Our gross margin percentage increased to 44.4% and 43.4%, respectively, in the three and nine month periods ended March 26, 2000, compared with 35.5% and 34.7%, respectively, for the year-ago periods. The increase in our gross margin percentage is due in large part to material cost reductions and greater sales volume. Also contributing to the gross margin percentage increase is a one time restructuring reversal credit related to previously written off inventory. We anticipate that our gross margins will continue to improve through fiscal 2000.

Research and Development

        Research and development ("R&D") expenses for the three and nine month periods ended March 26, 2000 were 28.3% and 19.6% higher than the year-ago periods, respectively. However, as a percentage of revenue, R&D expenses were 14.1% and 14.6% of total revenue for the three and nine month periods of fiscal 2000, respectively, compared with 23.4% and 24.0%, respectively, for the three and nine month periods of fiscal 1999. The increase in R&D expenses was a result of our continued investments in advanced etch applications and to make enhancements to our existing products, including developing the technology necessary to incorporate 300MM wafer processing capabilities into our products. We believe that in order to remain competitive, we must continue to invest substantially in R&D.

Selling, General and Administrative

        Selling, general and administrative ("SG&A") expenses increased by 24.0% and 1.0% for the three and nine month periods ended March 26, 2000 when compared to the year-ago periods. As a percentage of revenue, SG&A expenses for the three and nine month periods ended March 26, 2000 were 12.6% and 13.3%, respectively, of total revenue compared to 21.7% and 25.8%, respectively, of total revenue for the year-ago periods. The increase in SG&A expenses for the three and nine month periods ended March 26, 2000, when compared to the prior year period, was a result of higher sales and marketing expenses related to higher sales volume and an overall increase in headcount. We anticipate SG&A expenses will increase at a slower rate than our revenues will expand in the last quarter of fiscal 2000.

Restructuring Charge

        Our overall outlook in late January 1998 was that the industry had entered into a steep downturn brought on by depressed DRAM pricing and the Asian financial crisis. We therefore announced a set of restructuring activities in a news release on February 12, 1998. At that time, our assessment related to industry conditions was that our revenues for the March and June 1998 quarters would decline by approximately 20%. Our restructuring plans aligned our cost structure to a lower level of revenues by exiting part of our CVD business and our FPD business, consolidating our manufacturing facilities and substantially reducing our remaining infrastructure and workforce. Our actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. We projected revenues to decrease to a run-rate of approximately $180 million per quarter and determined that, once more, reductions of our cost structure were required to align with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998. During fiscal 1998, we incurred a total restructuring charge of $148.9 million relating to severance and benefits, lease payments on vacated facilities, the write-off of fixed assets, excess and obsolete inventory, returned equipment credits and other exit costs. As a result of the fiscal 1998 restructurings, we reduced our global workforce by approximately 28%. During fiscal 1999, we recorded an adjustment to the restructuring reserve of $1.5 million for the recovery of a previously written-off machine. The Severance and Benefits reserve balance of $8.7 million as of March 26, 2000 will be utilized through the remainder of those former employees' separation contracts.

        Below is a table summarizing restructuring activity relating to the fiscal 1998 restructurings:

                                              Lease
                                             Payments     Abandoned     Excess and    Credit on      Other
                              Severance     On Vacated      Fixed        Obsolete     Returned        Exit
                            and Benefits    Facilities      Assets      Inventory     Equipment       Costs        Total
                            ------------    ----------    ---------     ----------    ---------     ---------     ---------
                                                       (in thousands)
Fiscal year 1998 provision    $  40,317     $  16,998     $  47,341     $  31,933     $   6,547     $   5,722     $ 148,858
Cash payments                    (9,766)       (1,518)           --            --            --            --       (11,284)
Non-cash charges                     --            --       (47,341)      (31,933)       (4,135)       (5,722)      (89,131)
                              ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance at June 30, 1998         30,551        15,480            --            --         2,412            --        48,443
Adjustment                           --            --            --            --         1,528            --         1,528
Cash payments                   (19,777)       (3,039)           --            --        (2,150)           --       (24,966)
                              ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance at June 30, 1999         10,774        12,441            --            --         1,790            --        25,005
Recovery of assets                   --            --         4,390           849            --           146         5,385
Cash payments                    (1,104)       (1,930)           --            --            --            --        (3,034)
Non-cash charges                     --           (66)           --            --            --            --           (66)
Reversal of restructuring
  charges                          (958)       (5,382)       (4,390)         (849)       (1,790)         (146)      (13,515)
                              ---------     ---------     ---------     ---------     ---------     ---------     ---------
Balance at March 26, 2000     $   8,712     $   5,063     $      --     $      --     $      --     $      --     $  13,775
                              =========     =========     =========     =========     =========     =========     =========

        During the quarter ended September 30, 1998, the semiconductor equipment market contracted beyond the anticipated $3.2 billion revenue level to $2.6 billion, according to Dataquest. Our shortfall of revenues during the September 1998 quarter was in line with the industry as a whole, and resulted in our revenues falling to $142.2 million for the quarter ended September 30, 1998. At that point in time, we projected that our quarterly revenues would remain closer to the $140-$150 million levels for at least the next several quarters. This necessitated another restructuring plan and further cost reductions through employee terminations, facilities consolidation and a contraction of operating activities, and the write-off of vacated plant related assets. This plan was announced and publicly communicated on November 12, 1998. During the second quarter of fiscal 1999, we recorded a restructuring charge of $53.4 million, relating to severance compensation and benefits for involuntarily terminated employees worldwide (representing approximately 15% of the global workforce), lease payments on abandoned facilities, the write-off of related leasehold improvements and fixed assets and returned equipment credits issued to certain customers. The Severance and Benefits reserve balance of $2.8 million as of March 26, 2000 will be utilized through the remainder of those former employees' separation contracts. Most of the Credit on Return Equipment reserve balance of $3.5 million as of March 26, 2000 will be utilized by the end of the current calendar year.

        Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:


                                         Severance       Lease Payments                        Credit on
                                            and            on Vacated         Abandoned         Returned
                                          Benefits         Facilities        Fixed Assets       Equipment           Total
                                         ---------       --------------      ------------      ----------         --------
                                                                            (in thousands)
Fiscal year 1999 provision                $ 16,521          $  1,125          $ 28,141          $  7,585          $ 53,372
Cash payments                              (11,663)             (440)               --              (258)          (12,361)
Non-cash charges                                --                --           (28,141)           (1,959)          (30,100)
                                          --------          --------          --------          --------          --------
Balance at June 30, 1999                     4,858               685                --             5,368            10,911
Recovery of assets                              --                --             4,218                --             4,218
Cash payments                               (1,738)             (509)               --              (275)           (2,522)
Non-cash Charges                                --                --                --              (806)             (806)
Reversal of restructuring reserve             (274)             (176)           (4,218)             (749)           (5,417)
                                          --------          --------          --------          --------          --------
Balance at March 26, 2000                 $  2,846          $     --          $     --          $  3,538          $  6,384
                                          ========          ========          ========          ========          ========

        We have carried-out, and continue to carry-out, our restructuring activities according to our original plans. We intend to operate at levels of spending that are consistent with our ability to generate revenues, therefore our spending levels may increase or decrease depending upon our assessment of our current needs.

        Beginning in late fiscal 1999, there were indications of a recovery in the semiconductor industry. On a global basis, semiconductor makers began adding new capacity to address an increase in the demand for semiconductors. In addition to new capacity, the semiconductor industry accelerated a migration to new materials such as copper and the new interconnect processes required to implement them. At the end of the second quarter of fiscal 2000, we determined that the upturn would be sustained and is anticipated to continue through the end of the calendar year.

        During the third quarter of fiscal 2000 we completed the majority of our restructuring activities in accordance with its previously established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market, we were able to recover a portion of the restructuring charges recorded in prior periods of approximately $18.9 million. Of this amount, $1.4 million was recovered due to outplacement services guaranteed by us for terminated employees and other exit costs not being utilized. Another $5.6 million was recovered from a change in our assessment of the ability to utilize certain manufacturing and administrative facilities under long-term operating leases which had been vacated by us. Our management had or was in the process of securing subleases for these facilities prior to the upturn in market conditions. Currently, we believe we can reoccupy these facilities and fully utilize them through the end of their respective lease terms. We also recovered $3.1 million through the sale of previously abandoned and written off facilities in Korea. Additionally, we anticipate future use of leasehold improvements of $5.5 million in certain manufacturing and administration facilities under operating lease which have been or will be reoccupied as a result of the stronger than anticipated rebound in our business. Approximately $0.8 million was recovered from the salvage of CVD inventories previously segregated and written off due to requests from former customers to purchase certain piece parts. The remaining $2.5 million was recovered due to certain customers not utilizing system return credits they requested and which were issued by us as a result of the decision to exit the CVD and FPD businesses.

Purchased Technology for Research and Development

        During the second quarter of fiscal 2000, we purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc ("Oliver"). We recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which will be amortized ratably over five years. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use. We may make up to $2.0 million in additional license payments to Oliver based on product sales in the event we are successful in the commercialization of this technology.

Tax Expenses

        Our third fiscal quarter income tax provision was 14% of profits, in accordance with a revised estimated effective tax rate of 13% for the fiscal year ending June 25, 2000. This rate reflects the benefit of net operating losses and research and development tax credits carried over from prior periods. We expect to increase the effective income tax rate to approximately 30% in fiscal year 2001, based on our current revenue and profit outlook for that period.

Transition to Single European Currency

        During fiscal 1999, we established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. We met all related legal requirements by January 1, 1999, and we expect to meet all legal requirements through the transition period. We do not expect the cost of any related system modifications to be material and do not currently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities, or will result in any material increase in transaction costs. We will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information, our management does not believe that the introduction of the Euro has or will have a material adverse impact on our financial condition or results of our operations.

Year 2000 Issues

        To date, we have not experienced any material Year 2000 related issues, and we expect minimal future Year 2000 issues based on the performance to date of internal systems that we use and the products we supply to our customers.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 26, 2000, we had $321.5 million in cash, cash equivalents and short-term investments, compared with $311.8 million at June 30, 1999. We have a total of $100.0 million available under a syndicated bank line of credit which is due to expire in April 2001. Borrowings are subject to our compliance with financial and other covenants set forth in the credit documents. The syndicated bank line bears interest at rates ranging from 0.55% to 1.25% over London Interbank Offered Rate ("LIBOR"). At March 26, 2000, we were in compliance with all our financial and other covenants.

        During the third quarter of fiscal 2000, we entered into a five-year Operating Lease Agreement (the "Agreement"), relating to certain buildings at our Fremont, California campus, in order to obtain more favorable terms and to reduce the amount of the previous minimum lease payments. As part of the Agreement, we are required to provide a guaranteed residual value of $25.2 million at the end of the lease term.

        Net cash provided by operating activities was $38.4 million for the nine months ended March 26, 2000. This primarily resulted from net income of $128.4 million and uses of working capital, particularly increases in accounts receivable and inventories required to support the increase in sales volume offset by increase in accrued liabilities related to employee tax accrual. Also included in net cash provided by operating activities was the restructuring recovery of $18.9 million and purchased technology for research and development for $7.5 million. Cash used in investing activities was $71.2 million, which was primarily from the net purchase of short-term investments of $20.3 million and net capital expenditures of $39.0 million. Net cash provided by financing activities was $22.1 million. We made principal payments on long-term debt and capital lease obligations of $26.9 million offset by proceeds from the issuance of short-term debt of $8.7 million. We repurchased $5.1 million of Common Stock and reissued $13.6 million of our treasury stock through our employee option and stock purchase programs. Net proceeds from the issuance of our Common Stock generated $39.0 million. Cash payments relating to our restructurings were approximately $5.7 million.

        Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our cash, cash equivalents, short-term investments and available lines of credit at March 26, 2000 are expected to be sufficient to support our currently anticipated levels of operations and capital expenditures through at least the next 12 months.

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

        We derive our revenue primarily from the sale of a relatively small number of high-priced systems. Our systems can range in price from approximately $400,000 to $4 million per unit. Our operating results for a quarter may suffer substantially if:

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

        WE MAY EXPERIENCE DIFFICULTY TRANSITIONING TO OUR NEW ENTERPRISE RESOURCE SYSTEM

        We implemented a new next-generation enterprise resource planning and information system in the current quarter of fiscal 2000. It replaced most of the transactional systems utilized in the past, including core manufacturing, finance, service, sales, shipping, inventory and warranty operations and other significant operational systems. Delays in our ability to transition to this new planning and information system, or disruptions in our internal operations or systems caused by the transition or the need to free up additional support and resources in order to ensure our timely transition, could temporarily disrupt certain of our operations. This could include a temporary delay in our ability to manufacture and ship equipment and/or spare parts to our customers, which could cause a near-term short fall in quarterly operating results, including revenues and earnings.

        THE SEMICONDUCTOR EQUIPMENT INDUSTRY IS VOLATILE, WHICH AFFECTS OUR REVENUES AND FINANCIAL RESULTS

        Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past two years the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1999 and fiscal 1998, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. However, beginning in late fiscal 1999, we saw indications of a recovery, which is expected to extend through calendar 2000. Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility will continue to affect materially our aggregate bookings, revenues and operating results. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may harm our financial results.

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

        We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions or joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, or we may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. Furthermore, if we are unsuccessful in the marketing and selling of advanced processes or equipment to customers with whom we have strategic alliances, we may be unsuccessful in selling existing products to those customers. In addition, in connection with the development of new products, we will invest in significant levels of initial production inventory. Our failure in a timely manner to complete commercialization of these new products could result in inventory obsolescence, which would adversely affect our financial results.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH THE INTRODUCTION OF A NEW
        PRODUCT

        During the second quarter of fiscal 1999, we began shipping units of our Teres(TM) chemical mechanical planarization system. We expect to face significant competition from multiple current and future competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Ebara Corporation and SpeedFam-IPEC, Inc. We believe that other companies are developing polishing systems and are planning to introduce new products to this market, which may affect our ability to sell this new product.

        During the first quarter of fiscal 2000, we began shipping units of our Exelan(TM) oxide etch system. We expect to face significant competition. Among the companies currently offering oxide etch systems are Applied Materials, Inc., and Tokyo Electron Limited.

        WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF PRODUCT REVENUE DIVERSIFICATION

        We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

        -       a decline in demand for our products;

        - a failure to achieve continued market acceptance of our products;

        - an improved version of products being offered by a competitor in the market we participate in;

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

        OUR FUTURE SUCCESS DEPENDS ON INTERNATIONAL SALES

        International sales accounted for approximately 54% of our total revenue in fiscal 1999, 55% in fiscal 1998, 57% in fiscal 1997, 70% for the nine months ended March 26, 2000 and 51% for the nine months ended March 31, 1999. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including:

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

        A FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS MAY ADVERSELY AFFECT OUR OPERATING RESULTS

        We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers' acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

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

        In addition, the stock market has in recent years experienced significant price and volume fluctuations. Recent fluctuations affecting our Common Stock were tied in part to the actual or anticipated fluctuations in interest rates and the price of and market for semiconductors generally. These broad market and industry factors may adversely affect the market price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the market price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs and it could divert management's attention and resources and have an effect on the market price for our Common Stock.

        RISK ASSOCIATED WITH OUR CALL AND PUT OPTIONS

        We have entered into third party option transactions for the purchase and sale of our stock. The option position will be of value to us if our stock price exceeds the exercise price of the call options at the time the options are exercised. Conversely, our stock price could also decline. If our stock price on the exercise date of the options were below the put option exercise price, we would have to settle the put obligation by paying cash or the equivalent value of our Common Stock obligation.

        During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $310.0 million Convertible Subordinated Notes (the "Notes") we previously issued and which are due September 2, 2002. We have as of March 26, 2000 acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

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

        WE MAY FAIL TO PROTECT OUR PROPRIETARY TECHNOLOGY RIGHTS, WHICH WOULD AFFECT OUR BUSINESS

        Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base, and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or in fact provide no competitive advantages.

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

        During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $310.0 million Convertible Subordinated Notes (the "Notes") we previously issued and which are due September 2, 2002. We have as of March 26, 2000 acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

        Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the option transactions.


                    At March 26, 2000              At Maturity
                    -----------------              -----------
Stock Value                          (in thousands)
-----------
$    5.00                $(20,441)                   $(24,883)
$   15.00                $  7,372                    $ 13,988
$   25.00                $ 22,597                    $ 50,417
$   35.00                $ 31,852                    $ 66,162
$   45.00                $ 37,880                    $ 66,722
$   55.00                $ 42,009                    $ 66,729

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        In October 1993, Varian brought suit against us in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and Lam's infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether Lam's infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. To date, however, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Varian's patents. The trial date previously scheduled for March 2000 has been vacated, pending the court's decision of certain motions. There have been no findings in the action which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on our operating results or our financial position.

        In September 1999, Tegal brought suit against us in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLE and Exelan products as infringing the patents Tegal is asserting. On our motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

        From time to time, we have received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by our products. In such cases, it is our policy to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that we will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results.

ITEM 4. Submission of Matters to Vote of Security Holders

        A Special Meeting of our stockholders (the "Meeting") was held at the principal executive offices located at 4650 Cushing Parkway, Fremont, California 94538, at 11:00 A.M. on Monday, March 6, 2000. According to the certified list of stockholders at the date of the Meeting, there were 40,547,716 shares of our Common Stock outstanding and entitled to vote. There were present at the Meeting, in person or by proxy, the holders of 37,415,913 shares of our Common Stock, representing 92% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

        At the meeting, our stockholders approved an increase in the number of authorized shares of our Common Stock from 90 million to 400 million shares and approved a three-for-one stock split of our outstanding shares of Common Stock. Stockholders' approval of the amendment to our Certificate of Incorporation satisfies the condition for the previously announced three-for-one stock split approved by our Board of Directors on January 21, 2000.


         For                               29,005,035
         Against                            8,392,992
         Abstain                               17,886
         Broker Non-vote                          N/A


ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10.70 Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.

        Exhibit 10.71 Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.

        Exhibit    27        Financial Data Schedule

(b)     Reports on Form 8-K

                We filed a Form 8-K on January 24, 2000 making an Item 5 disclosure to disclose our announcement of the Board of Directors approval, subject to obtaining stockholder approval for a three-for-one split of our outstanding Common Stock and an increase in our authorized number of shares of Common Stock to 400 million shares (up from 90 million authorized shares).

                We filed a Form 8-K on March 6, 2000 making an Item 5 disclosure to disclose our announcement of our stockholders approval for a three-for-one stock split of our outstanding shares of Common Stock and increase of our authorized Common Stock to 400 million shares.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2000



                                       LAM RESEARCH CORPORATION



                                   By: /s/ Mercedes Johnson
                                       ----------------------------------------
                                       Mercedes Johnson, Vice President,
                                       Finance & Chief Financial Officer

                                 EXHIBIT INDEX


         EXHIBIT NUMBER                      DESCRIPTION
         --------------                      -----------
        Exhibit    10.70     Lease Agreement between Lam Research Corporation
                             and Scotiabanc Inc., dated January 10, 2000.

        Exhibit    10.71     Participation Agreement between Lam Research
                             Corporation, Scotiabanc Inc., and The Bank of Nova
                             Scotia, dated January 19, 2000.

        Exhibit    27        Financial Data Schedule