Form 10-K405
period 2000-06-25
LAM RESEARCH CORP
filed 2000-09-19
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 0-12933

LAM RESEARCH CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	94-2634797
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4650 Cushing Parkway
Fremont, California    94538
(Address of Principal Executive Offices including Zip Code)

(510) 659-0200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing price of the Common Stock on September 5, 2000, as reported by the Nasdaq National Market, was approximately $2,703,455,000. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

      As of September 5, 2000, the Registrant had outstanding 124,559,636 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2000 are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Stock and Related Stockholder Matters	**
Item 6.	Selected Consolidated Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	**
Item 8.	Consolidated Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K	**
Signatures		**
Exhibits Index		**

PART I

PART I

The index to Exhibits is located on pages 71 to 76.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development ("R&D") and operating expenses, our management's plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading Risk Factors within the section of this report entitled Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other documents we file from time to time with the Securities and Exchange Commission; specifically, our quarterly reports on Forms 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal year apply to our fiscal years, which ended June 25, 2000, June 30, 1999 and June 30, 1998.

ITEM 1. BUSINESS

     We design, manufacture, market and service semiconductor processing equipment used in the fabrication of integrated circuits. We are recognized as a leading supplier of front-end wafer processing equipment to the worldwide semiconductor industry. Our products are used to selectively remove portions of various films to create an integrated circuit. Etch processes, which are repeated numerous times during the fabrication cycle, are required to manufacture every type of semiconductor device produced today. Chemical Mechanical Planarization ("CMP") is used to planarize the surface of the processed wafer to prepare it for further processing. CMP is currently the planarization technology of choice for manufacturing sub-0.35 micron integrated circuits with multiple metal layers. Post- CMP clean processes are used to remove residues left on the wafer after CMP processing.

We sell a broad range of plasma ("dry") etch products to address specific applications. Our Transformer Coupled Plasma ("TCP® ") etchers utilize a high-density plasma process to etch device features down to 0.18 micron and below. We also market both the DSS-200® and Synergy ™ product lines of post-CMP cleaners, which are used to remove residual slurries and other contaminants from wafer surfaces, both after CMP polishing and before and after essential semiconductor process steps. Our Teres™ CMP polishing system leverages our post-CMP cleaning expertise to provide fully integrated polishing and cleaning solutions.

Products

Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. The five basic steps of semiconductor wafer fabrication include photolithography, deposition, etch, CMP, and post-CMP clean. Quality assurance tests are often conducted between each step. Our products are currently used in three steps in the front-end of the wafer processing manufacturing cycle: etch, CMP, and post-CMP clean. Several of our current etch products are available as stand-alone systems or as clusters used on the Alliance® multi-chamber cluster platform. We also supply advanced control system software with all systems for production management.

Etch Products

The etch process defines line-widths and other microscopic features on integrated circuits. Plasma etching was developed to meet the demand for device geometries smaller than three microns. Plasma consists of ions and neutral species that react with exposed portions of the wafer to produce the finely delineated features and patterns of the integrated circuit. Today, manufacturers of advanced integrated circuits require etch systems that create features of 0.25 micron and below (approximately 1/300 the thickness of a human hair). In the near future, systems capable of producing devices with feature sizes smaller than 0.13 micron will be needed. The trend toward features less than 0.13 micron has also driven a transition from aluminum to copper conductive lines for faster processing speeds. In addition to continually shrinking feature sizes, advanced manufacturing facilities are now producing integrated circuits on 200 mm (8 inch diameter) silicon wafers, but a transition is in progress that will increase standard wafer diameters to 300 mm (12 inches). To accommodate these decreasing line-widths and anticipated increasing wafer diameters, manufacturers will increasingly require more precise control over the etching process. Our family of etch systems incorporates plasma technologies designed to meet both current and future needs.

Rainbow™ . The first Rainbow etch single chamber system was introduced in 1987. The Rainbow series of products addresses processes that utilize wafer sizes up to 200 mm and feature line-width sizes as small as 0.18 micron in some cases. The Rainbow product line, also available on the Alliance platform, includes the Rainbow 4400, 4500, 4600 and 4700 system series for etching of different films. These systems are designed to accommodate certain hardware and process enhancements.

4520XLe™ and Exelan™. The 4520XLe is a dual frequency oxide etch system that offers an extended process window and capabilities for sub-0.18 micron geometries. The Exelan is our latest oxide etch system offering which was announced in July 1999, and is well suited for next-generation etch regimes associated with copper damascene processes. It provides all the process flexibility and advanced etch capabilities of our proven dual frequency systems at a low cost of ownership.

TCP® . Our TCP product line of high-density, low-pressure etch systems, which was introduced in late 1992, incorporates our patented Transformer Coupled Plasma source technology, which has been proven to etch features as small as 0.08 micron geometries. We currently offer the TCP 9600SEII and TCP 9600PTX, for metal etch applications, the TCP 9400SEII, TCP 9400PTX and the TCP 9400DFM, for polysilicon, polycide and shallow trench isolation ("STI") etch applications, and the TCP 9100PTX, for oxide etch applications. These systems are currently used in the production of a broad range of advanced logic and memory devices, while research and development ("R&D") has demonstrated their continued application in advanced next-generation features and production, such as STI. The TCP series operates at low pressures for improved pattern control and high plasma density for higher etch rates. Our TCP systems are designed to offer customers a reliable, low cost of ownership solution for their advanced processing needs. The TCP systems are available as a standalone, single wafer configuration or in conjunction with the Alliance multi-chamber cluster platform.

CMP Product

      Teres™ . We offer the Teres CMP integrated polishing and cleaning system with Linear Planarization Technology™ ("LPT™"), which uses a high-speed belt instead of the rotating table used in conventional polishers. LPT offers a wider process window and more flexible polishing options than conventional systems. We designed the Teres system to planarize patterned films with higher removal rates and better uniformity and planarity than conventional systems currently offer. The Teres is supplied with an integrated Synergy post-CMP cleaning system (see discussion below) to provide dry in/dry out production.

Post-CMP Wafer Cleaning Products

      DSS-200®. The DSS-200 series II cleaning system has a number of features that distinguish it from competitive cleaning methods. Double-sided scrubbing technology with chemical cleaning simultaneously scrubs both sides of the wafer with proprietary brushes top and bottom, while limiting contact that can contaminate the backside of the wafer. For selected applications, brush cleaning systems provide significant advantages over traditional batch wet bench cleaning and ultrasonic cleaning systems, including improved cleaning efficiency, reduced chemical usage, a smaller footprint and greater process flexibility. In addition, single wafer processing minimizes the risks inherent in processing wafers in batches.

      Synergy™ . Synergy products combine double-sided scrubbing technology and Chemical Mechanical Cleaning ("CMC"™) technology to perform mechanical cleaning and chemical cleaning simultaneously in a single- step process. The applications for the Synergy family include oxide, STI, tungsten and copper cleaning. In response to the worldwide demand for a dry in/dry out CMP solution, we provide the Synergy Integra™, which incorporates advanced cleaning technology with a platform that integrates the polisher and cleaner. Integrated systems are the result of partnerships between Lam and key polishing vendors.

      "Lam", "Transformer Coupled Plasma", "Teres", "Exelan", "4520XLe", "Rainbow", "Advanced Capability Rainbow", "Alliance", "Linear Planarization Technology", "LPT", "CMC", "Synergy", "OnTrak" and "Synergy Integra" are trademarks of Lam Research Corporation. "TCP", "Lam Research" and "DSS-200" are registered trademarks of Lam Research Corporation.

RESEARCH AND DEVELOPMENT

The market for semiconductor capital equipment is characterized by rapid technological change. We believe that continued and timely development of new products and enhancements to existing products is necessary for us to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to R&D programs and seek to maintain close relationships with our customers to be responsive to their product needs.

Our R&D expenses during fiscal 2000, 1999 and 1998 were approximately $176.9 million, $142.5 million and $206.5 million, respectively, and represented 14.4%, 22.0% and 19.6% of total revenue, respectively. Current significant projects are targeted at continued development of advanced applications and enhancements to our existing products, including developing the technology necessary to support smaller feature sizes, copper-based devices and 300 mm wafers. In addition, we maintain an in-house group of highly skilled application engineers to develop and respond to customer process needs worldwide, when a high level of technical expertise is required.

We expect to continue to make substantial investments in R&D to meet our customers' product needs and maintain our competitive position.

MARKETING, SALES AND SERVICE

Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing managers, sales personnel, equipment engineers and process engineers that work closely with individual customers to find solutions to their process needs. After-sales support is an essential element of our marketing and sales program. We maintain an ongoing support relationship with our customers and have an extensive network of field service personnel in place throughout the United States, Europe, Japan and Asia Pacific. We believe that our comprehensive support programs and close working relationships improve our competitiveness.

We have more than 40 sales and support centers located throughout the United States, Europe, Japan and Asia Pacific, through which direct sales personnel sell and service our products. We provide our customers a comprehensive warranty package on all released products.

Export sales accounted for approximately 37%, 33% and 39% of our net sales in fiscal 2000, 1999 and 1998, respectively. Export sales consist of sales from our U.S. operating subsidiary to non-affiliated customers in non- U.S. countries. During fiscal 1999 and 1998, we downsized our worldwide operations and in fiscal 1998, we discontinued our manufacturing operations in Korea. A significant portion of our sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing foreign subsidiary and branch operations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, results of operations and cash flows. Reference is made to Note C of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning export sales, which information is incorporated herein by this reference.

CUSTOMERS

Our customers include certain of the world's leading semiconductor manufacturers. Revenue from STMicroelectronics accounted for 15% of total revenue in fiscal 2000. Revenue from Intel Corporation accounted for 12% of our total revenue in fiscal 1998. In fiscal 1999, no individual customer accounted for more than 10% of our total revenue.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. During calendar year 1998, the semiconductor industry experienced a slowdown resulting from depressed DRAM pricing and manufacturing over-capacity. This caused semiconductor manufacturers to reduce their capital equipment investments, and in certain cases customers either rescheduled or canceled capital equipment purchases. Also, during calendar year 1998, the Asian customers were faced with difficulties in their financial markets, which had an adverse impact on the ability of those customers to purchase capital equipment. Beginning in late fiscal 1999, there were indications of a recovery in the semiconductor industry, this recovery is expected to extend through calendar year 2000. On a global basis, semiconductor makers began adding new capacity to address an increase in demand for semiconductors. In addition to new capacity, the semiconductor industry accelerated a migration to new materials such as copper and the new interconnect processes required to implement them.

BACKLOG

We schedule production of our systems based upon order backlog and our customer commitments. Included in our backlog are orders for which written authorizations have been accepted and shipment dates assigned. Our policy on backlog is to make adjustments to reflect our customer push-outs and deferrals of delivery dates, as well as cancellations, so that only those orders for which equipment is scheduled to be shipped within 12 months are reflected in our published backlog amounts. As of June 25, 2000 and June 30, 1999, our order backlog was approximately $551 million and $233 million, respectively. All orders for our products are subject to cancellation by our customers, in some cases with limited penalty. Because some orders are received for systems to be shipped in the same quarter and because of possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

MANUFACTURING

Our manufacturing operations consist of assembling and testing components and subassemblies that are then integrated into finished systems. Once we have completed final testing of all electronic and electromechanical subassemblies that make up one of our products, the completed system is process tested with defined processes. The final assembly and testing of our products are conducted in cleanroom environments where personnel are properly attired to reduce particulate contamination. Prior to shipping a completed system, customer representatives may perform acceptance tests at our facility. After passing these acceptance tests, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

During fiscal 1999, we entered into a five-year contract manufacturing agreement with Yokogawa Electric Corporation ("Yokogawa"). Under the terms of the agreement, Yokogawa assembles Transport Modules ("TMs") from kits supplied by our Fremont manufacturing operations. Yokogawa integrates these TMs with completed process modules provided by us, perfoms final test services for the completed machines, and ships them to our customers in Japan.

EMPLOYEES

      As of September 5, 2000, we had 3,708 full-time employees. None of our employees are represented by a trade union, and we have never experienced a work stoppage. Our management considers employee relations to be good.

     Each of our employees signed an agreement to maintain the confidentiality of our proprietary information, and all key employees have stock or stock option arrangements with us that provide for the vesting of their interests over several years.

COMPETITION

The semiconductor manufacturing equipment industry is highly competitive. We face substantial competition throughout the world. Our management believes that to remain viable we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide and to invest in product and process R&D. Certain of our existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support organizations. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price and performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering etch, CMP or post-CMP clean products similar to those we sell, our ability to sell our products to those manufacturers could be adversely affected. No assurance can be given that we will continue to compete successfully in the United States or worldwide.

We face significant competitive factors in the equipment market, including quality, repeatability, process capability and flexibility, and overall cost of ownership, which may be affected by factors such as reliability, software automation, throughput, customer support and system price. Although we believe that we compete favorably with respect to many of these factors, our ability to compete successfully in the marketplace will depend upon our ability to introduce product enhancements and new products on a timely basis. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch equipment market are Applied Materials, Inc. and Tokyo Electron Limited ("TEL"). Our Teres CMP polishing system faces significant competition from several competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Ebara Corp. and SpeedFam-IPEC, Inc. In CMP slurry removal and cleaning applications, our competitors include DaiNippon Screen Manufacturing Co. Ltd. and VERTEQ Inc.

PATENTS AND LICENSES

We have a policy of seeking patents on inventions relating to new products and processes developed as part of our ongoing research, engineering and manufacturing activities. We hold United States patents and corresponding foreign patents covering various aspects of our products and process. We believe that the duration of our patents generally exceeds the life cycles of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our current core products, have current durations ranging from approximately eight to fifteen years. We believe that although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on acceptable terms, or at all.

From time to time, we have received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by our products. In such cases, it is our policy to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that we will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results. For further discussion of legal matters see Item 3 "Legal Proceedings" on page 10 of this Form 10-K.

OTHER CAUTIONARY STATEMENTS

See the discussion of our risks in the section of this report entitled Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EXECUTIVE OFFICERS OF THE COMPANY

As of September 14, 2000, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Title
James W. Bagley	61	Chairman and Chief Executive Officer
Stephen G. Newberry	46	President and Chief Operating Officer
Mercedes Johnson	46	Vice President, Finance and Chief Financial Officer
Craig Garber	42	Vice President, Corporate Finance and Treasurer
Richard H. Lovgren	46	Vice President, General Counsel and Secretary

James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the Merger with OnTrak in 1997. Effective September 1, 1998, Mr. Bagley was appointed Chairman of the Board of Lam. Mr. Bagley currently is a director of Teradyne, Inc., Kulicke & Soffe Industries, Inc. and Micron Technology, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, most recently as Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley held various management positions at Texas Instruments, Inc. before he joined Applied Materials, Inc.

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

Mercedes Johnson joined the Company in April 1997. She was formerly Vice President and Worldwide Operations Controller of Applied Materials, Inc., where she also served in several senior financial positions since 1986. Prior to joining Applied Materials, Inc., Ms. Johnson held managerial and controller positions at Nanometrics, Inc., NCR Corporation and Hewlett-Packard Company.

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

ITEM 2. PROPERTIES

Our executive offices and principal manufacturing and R&D facilities are located in Fremont, California, and are under leases expiring from 2001 to 2014. As a result of the restructurings of our operations, we have subleased some of our idle facilities.

In addition, we lease office space for our service and sales personnel throughout the United States, Europe, Japan and Asia Pacific. We have subleased certain of those facilities as part of our restructurings and consolidation.

Our fiscal 2000 rental payments for the facilities occupied as of June 25, 2000, aggregated approximately $19.3 million and are subject to periodic increases. We believe that our existing facilities are well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

In October 1993, Varian Associates, Inc. ("Varian") brought suit against us in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and our infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether our infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. In September 1999, a hearing was held on a summary judgment motion which might dispose of a number of Varian's claims, but the Court has not yet issued a final ruling on that motion. Accordingly, to date, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Varian's patents. A trial date previously scheduled for March 2000 was vacated, pending the court's decision of certain motions. There have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on our operating results or our financial position.

In September 1999, Tegal Corporation ("Tegal") brought suit against us in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLe and Exelan products as infringing the patents Tegal is asserting. On our motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

From time to time, we have received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by our products. In such cases, it is our policy to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that we will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated financial position or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from "Item 6. Selected Financial Data", below.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            Year ended
                                     ----------------------------------------------------------
                                     June 25,                          June 30,
                                     ----------- ----------------------------------------------
                                        2000        1999       1998        1997        1996
                                     ----------- ---------- ----------- ----------- -----------
                                                  (in thousands, except per share data)
OPERATIONS:
Total revenue......................  $1,230,767   $647,955  $1,052,586  $1,073,197  $1,332,713
Gross margin.......................     541,855    233,364     374,142     349,793     643,198
Restructuring charges (recovery)...     (35,940)    53,372     148,858       9,021          --
Purchased technology for
  research and development.........       7,460      5,000      12,100          --          --
Merger costs.......................        --           --      17,685          --          --
Operating income (loss)............     229,842   (113,201)   (180,924)    (60,776)    218,855
Net income (loss)..................     204,756   (112,913)   (144,599)    (30,676)    145,878
Net income (loss) per share
  Basic............................       $1.69     ($0.98)     ($1.27)     ($0.28)      $1.44
  Diluted..........................       $1.53     ($0.98)     ($1.27)     ($0.28)      $1.32
BALANCE SHEET:
Working capital....................     733,579    494,875     603,580     462,171     516,162
Total assets.......................   1,244,837    979,451   1,150,772   1,035,049   1,031,497
Long-term obligations, less
  current portion..................    $321,657   $326,500    $334,174     $46,592     $54,099

                                     1ST             2ND             3RD             4TH
                               --------------- --------------- --------------- ---------------
                                               (in thousands, except per share data)
QUARTERLY 2000
Total revenue.................       $241,582        $288,620        $326,349        $374,216
Gross margin..................        100,811         125,676         144,986         170,382
Restructuring recovery........             --              --         (18,932)        (17,008)
Purchased technology for
  research and
  development.................             --           7,460              --              --
Operating income .............         27,047          39,932          76,041          86,822
Net income ...................         24,682          36,708          67,015          76,351
Net income per share
  Basic.......................          $0.21           $0.31           $0.55           $0.61
  Diluted.....................          $0.19           $0.28           $0.48           $0.55
Price range per share.........  $14.27 - $21.77 $19.79 - $36.71 $34.29 - $54.25 $26.44 - $55.56

                                     1ST             2ND             3RD             4TH
                               --------------- --------------- --------------- ---------------
                                               (in thousands, except per share data)
QUARTERLY 1999
Total revenue.................       $142,199        $141,895        $152,976        $210,885
Gross margin..................         50,156          47,092          54,302          81,814
Restructuring charges.........             --          53,372               --              --
Purchased technology for
  research and
  development.................             --           5,000               --              --
Operating income (loss).......        (26,794)        (82,850)        (14,624)         11,067
Net income (loss).............        (26,772)        (82,766)        (14,724)         11,349
Net income (loss) per share
  Basic.......................         ($0.23)         ($0.72)         ($0.13)          $0.10
  Diluted.....................         ($0.23)         ($0.72)         ($0.13)          $0.09
Price range per share.........    $3.13 - $7.06    $2.79 - $7.5  $6.02 - $13.08  $8.69 - $15.67

Stock and Dividend Information:

Our Common Stock is traded on the Nasdaq National Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

As of June 25, 2000, we had 574 stockholders of record.

No cash dividends have been declared, or are anticipated to be paid by us, as all available funds are intended to be employed in the operation of the business. Additionally, certain of our bank agreements restrict the payment of dividends.

On March 6, 2000, we held a special stockholder' meeting. At the meeting, our stockholders approved an increase in the number of authorized shares of Common Stock from 90 million to 400 million shares and approved a three-for-one stock split of our outstanding shares of Common Stock to stockholders of record as of March 7, 2000. Stockholders' approval of the amendment to our Certificate of Incorporation satisfies the condition for the previously announced three-for-one stock split approved by our Board of Directors on January 21, 2000. All prior period shares and per share amounts have been restated to reflect the three-for-one split.

See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See the discussion of our "Cautionary Statements Regarding Forward-Looking Statements" in Part I of this report.

RESULTS OF OPERATIONS

Fiscal 2000 vs. 1999

Total Revenue

Our total revenue for the fiscal year ended June 25, 2000 was $1.2 billion, 90% higher than prior fiscal year revenue of $648 million. We experienced increased revenue for all of our product lines. Our increased revenue in Alliance multi-chamber cluster system, which utilizes from one to four chambers each, was the most significant contributor to our higher total revenue.

During calendar 1998, the global semiconductor industry experienced a slowdown driven by depressed DRAM pricing, production over capacity, as well as uncertainty in the worldwide financial markets. This brought on a slowdown in equipment demand, which unfavorably impacted our sales for the first nine months of fiscal 1999. In the last quarter of fiscal 1999, the global semiconductor equipment industry began to recover, which lead to our increased sales and profitability. We now are experiencing greater demand for our systems as our customers continue to add capacity in their most advanced lines, migrate to new lines, smaller geometries and new materials such as copper.

Regional geographic breakdown of revenue is as follows:

                                        Year ended
                                    -----------------
                                    June 25, June 30,
                                      2000     1999
                                    -------- --------
North America......................      29%      46%
Europe.............................      28%      21%
Asia Pacific.......................      31%      25%
Japan..............................      12%       8%

Gross Margin

Our gross margin percentage increased to 44.0% (excluding restructuring charge/recoveries of $2.2 million) for fiscal 2000, compared to 36.0% for fiscal 1999. During fiscal 2000, our gross margin percentage was favorably impacted by higher sales volume, the efficiencies of "lean" manufacturing techniques, and continued material cost reductions compared to fiscal 1999.

Research and Development

  R&D expenses for the fiscal year ended June 25, 2000, were $176.9 million, 24.1% higher than the prior fiscal year. However, as a percentage of revenue, R&D expenses were 14.4% of total revenue for the current fiscal year, compared to 22.0% of total revenue for the prior fiscal year. The decrease in R&D expenses as a percent of revenue is mainly due to the significant increase in revenue in fiscal 2000. The increase in R&D expenses in absolute dollars was a result of our continued investments in advanced etch and CMP applications and enhancements to our existing products, including developing the technology necessary to support smaller feature size, copper based devices and 300 mm wafers. We believe that in order to remain competitive, we must continue to invest substantially in R&D.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were 13.1% of total revenue in fiscal 2000, as compared to 22.5% of total revenue in fiscal 1999, but increased in absolute dollars from $145.7 million in fiscal 1999 to $161.3 million in fiscal 2000. SG&A expenses decreased as a percent of revenue mainly due to the significant increase in revenue in fiscal 2000.

The increase in SG&A expenses was largely a result of higher sales and marketing expenses related to higher sales volume and an overall increase in headcount. In addition, incentive payments to employees and management in fiscal 2000 were significantly larger than those paid in fiscal 1999.

Change in Functional Currency

In fiscal 2000 we determined that the functional currency of our European and Asia Pacific foreign subsidiaries was no longer the U.S. dollar but the individual subsidiary's local currency. The following are the reasons for our change in functional currency: our European and Asia Pacific foreign subsidiaries primarily generate and expend cash in their local currency; their labor and services are primarily in local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact our cash flows and there is an active local sales market for the foreign subsidiaries' products and services. The European and Asia Pacific foreign subsidiaries are currently less dependent on the U.S. corporate office with their daily operations. In addition, the European community adopted a new Single European Currency, the Euro, which required implementation of that currency as of January 1, 1999 and transition through January 1, 2002. Upon implementation of the functional currency to the individual subsidiaries' local currency as of July 1, 1999, all balance sheet accounts are translated at the current exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as currency translation adjustments, which is a component of accumulated other comprehensive income (loss). Previously, some balance sheet accounts were translated at a historic rate and translation adjustments were made directly to the statement of operations. The impact of the change in functional currency was not material to our Company's financial statements.

Changes in Accounting Policy

FAS 133. In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. FAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000, and will be adopted by us in fiscal year 2001. We believe that the application of FAS 133 will not have a material impact on our consolidated financial position or overall trends in results of operations.

SAB 101. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Currently we generally recognize revenue on products upon shipment to our customers. The adoption of SAB 101 may require that some or all of that revenue not be recognized until the product is actually accepted by the customers, an event, which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore might delay our recognition of revenue, compared to our current practice, for one or more quarters, causing an adverse impact on our reported results during the quarters in which product has been shipped, but not yet accepted by the customer. The SEC has delayed the required implementation date of SAB 101, which for us, will be the fourth quarter of fiscal 2001. In addition, the SEC has indicated that implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however, such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, we are still in the process of assessing the impact of SAB 101 on our consolidated results of operations based upon the most current information.

FIN 44. In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No.25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. We believe that the application of FIN 44 will not have a material impact on our consolidated financial position or results of operations

Restructuring Charges

During our first fiscal 1997 quarter ended September 30, 1996, we projected and announced that revenues would be lower than previous quarters due to a projected 20% general market decline. Our revenues during that quarter fell to $299.2 million, a decrease of 24% from the prior quarter. We assessed that market conditions would remain depressed and, therefore, that our revenues would continue to be adversely affected. Accordingly, and as announced on August 26, 1996, we organizationally restructured our business units into a more centralized structure and cut our workforce by approximately 11%.

      Our quarterly revenue would eventually decline to $233.3 million in the March 1997 quarter, 40% lower than the peak reached in the quarter ended June 1996. Subsequently, in the latter part of calendar 1997, the industry rebounded quickly and entered into what eventually became a short-lived upturn cycle. During the June 1997 quarter, our revenues grew back to $282.6 million and reached $292.1 million by the December 1997 quarter. However, our outlook in late January 1998 was that the industry was again entering into a steep downturn brought on by depressed DRAM pricing and the Asia financial crisis. We therefore announced a further set of restructuring activities in a news release on February 12, 1998. At that time, our assessment related to industry conditions was that our revenues for the March and June 1998 quarters would decline by approximately 20%. Our restructuring plans aligned our cost structure to this level of revenues by exiting part of our Chemical Vapor Deposition ("CVD") business and all of our Flat Panel Display ("FPD") business, consolidating our manufacturing facilities and substantially reducing our remaining infrastructure and workforce. Our actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. We projected revenues to drop to a run rate of approximately $180 million per quarter and determined we needed once more to reduce our cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998 and we exited the remainder of our CVD operations. As a result of the restructurings in fiscal 1998, we reduced our global workforce by approximately 28%.

      Our revenue outlook in June 1998 was based on our projection that the worldwide wafer fabrication industry would deteriorate from a quarterly revenue amount of $4.2 billion to $3.2 billion, or a 25% decline. The semiconductor equipment market contracted beyond what was anticipated, to quarterly revenues of $2.6 billion as reported by Dataquest, an independent industry analysis firm. Our shortfall of revenues during the September 1998 quarter declined in line with the industry as a whole, and resulted in lower than anticipated revenues, falling to $142.2 million. At that point in time, we projected that our quarterly revenues would remain closer to the $140-$150 million level for at least the next several quarters. This necessitated another restructuring plan and further cost reductions via employee terminations, facilities consolidation and a contraction of operating activities, all of which resulted in the additional write-off of plant-related assets. This plan was announced and publicly communicated on November 12, 1998. As a result of the fiscal 1999 restructuring, we further reduced our global workforce by approximately 15%.

Beginning in late fiscal 1999, there were indications of a recovery in the semiconductor industry. On a global basis, semiconductor makers began adding new capacity to address an increase in the demand for semiconductors. In addition to new capacity, the semiconductor industry accelerated a migration to new materials such as copper and the new interconnect processes required to implement them. In early calendar year 2000, we concluded that the upturn would be sustainable and that it was likely to continue through the end of the calendar year.

During the third quarter of fiscal 2000 we completed certain elements of our restructuring activities in accordance with our previously established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market, we were able to recover approximately $18.9 million of the restructuring charges recorded in prior periods. Of this amount, $1.4 million was recovered due to outplacement services guaranteed by us for terminated employees and other exit costs not being utilized. Another $5.6 million was recovered because we were able to reoccupy or successfully sublease certain manufacturing and administrative facilities under long term operating leases. We also recovered $3.1 million through the sale of our previously abandoned and written off facility in Korea. Additionally, we will utilize leasehold improvements of $5.5 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business. Approximately $0.8 million was recovered from the salvage of CVD inventories previously segregated and written off due to requests from former customers to purchase certain piece parts. The remaining $2.5 million was recovered due to certain customers not utilizing system return credits they requested and which were issued as a result of the decision to exit the CVD and FPD businesses.

As a result of the continued growth of the semiconductor capital equipment market, we recovered an additional $17.0 million of restructuring charges during the fourth quarter of fiscal 2000 at which time we completed the remaining elements of our restructuring plan. Of this amount, $9.5 million was recovered due to lower severance and termination costs than we had planned for certain employees and executives. Another $3.9 million was recovered from successful subleasing or occupancy of certain manufacturing and administrative facilities due to the aforementioned faster and more robust than anticipated industry recovery. We also recovered approximately $1.4 million from the sale of more CVD and FPD inventory. Another $1.9 million was recovered as a result of customers not utilizing system return credits they had originally requested. Additionally, we will utilize leasehold improvements of $0.3 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business.

Below is a table summarizing activity relating to the fiscal 1999 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED  CREDITS ON
                                    AND     ON VACATED   FIXED     RETURNED
                                  BENEFITS  FACILITIES   ASSETS   EQUIPMENT    TOTAL
                                 ---------- ---------- ---------- ---------- ----------
                                                     (in thousands)
Fiscal year 1999 provision......   $16,521     $1,125    $28,141     $7,585    $53,372
Cash payments...................   (11,663)      (440)      --         (258)   (12,361)
Non-cash charges................      --          --     (28,141)    (1,959)   (30,100)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 30, 1999........     4,858        685       --        5,368     10,911
Recovery of assets..............      --          171      4,258       --        4,429
Cash payments...................    (1,831)      (680)      --         (275)    (2,786)
Non-cash charges................      --         --         --         (806)      (806)
Reversal of retructuring
  charges.......................    (3,027)      (176)    (4,258)    (2,586)   (10,047)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 25, 2000........       --         --         --      $1,701     $1,701
                                 ========== ========== ========== ========== ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees representing approximately 15% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The termination of employees occurred shortly after the plan of restructuring was finalized.

     Lease Payments on Vacated Facilities relates to 24 months of rent and common area maintenance expense for the vacated facilities. We also estimated given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease our vacated facilities in Fremont, California.

      We wrote-off all leasehold improvements used in the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

Credits on Returned Equipment relate to the charge associated with the requirement by certain of our customers to return their previously purchased CVD systems and spare parts. The majority of the Credit on Return Equipment reserve balance of $1.7 million as of June 25, 2000 will be utilized by the end of the current calendar year 2000.

Below is a table summarizing activity relating to the fiscal 1998 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED  CREDITS ON
                                    AND     ON VACATED   FIXED     RETURNED
                                  BENEFITS  FACILITIES   ASSETS   EQUIPMENT    TOTAL
                                 ---------- ---------- ---------- ---------- ----------
                                                     (in thousands)
Fiscal year 1999 provision......   $16,521     $1,125    $28,141     $7,585    $53,372
Cash payments...................   (11,663)      (440)      --         (258)   (12,361)
Non-cash charges................      --          --     (28,141)    (1,959)   (30,100)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 30, 1999........     4,858        685       --        5,368    $10,911
Recovery of assets..............      --          171      4,258       --       $4,429
Cash payments...................    (1,831)      (680)      --         (275)   ($2,786)
Non-cash charges................      --         --         --         (806)     ($806)
Reversal of retructuring
  charges.......................    (3,027)      (176)    (4,258)    (2,586)  ($10,047)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 25, 2000........       --         --         --      $1,701     $1,701
                                 ========== ========== ========== ========== ==========

     Severance and Benefits relates to the salary and fringe benefit expense of the involuntarily terminated employees of the CVD and FPD operations which were exited, the shutdown of the Wilmington, Massachusetts manufacturing facility, and the employees impacted by the overall across the board reduction of the employee base. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The 1998 restructuring plans resulted in our reducing our global workforce by approximately 28%. The termination of employees occurred shortly after the plan of restructuring was finalized.

      The Severance and Benefits reserve balance of $1.9 million as of June 25, 2000 will be utilized to make scheduled cash payments through the remainder of those former employees' separation contracts.

Lease Payments on Vacated Facilities, which were included in the restructuring charge relates to remaining rent and common area maintenance on the closed Wilmington, Massachusetts manufacturing facility. We also estimated, given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease our excess facilities in Fremont, California. Therefore, we included 24 months of rent and common area maintenance expense related to excess facilities in our restructuring charge. Subsequently, we have subleased our excess facilities, and the remainder represents fixed commitments that will be utilized.

We wrote-off all fixed assets relating to the operations which were exited, leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees and other assets deemed to have no future use as a result of the restructuring.

      The inventory write-off, which was included in the restructuring charge, related to inventory from the operations which were exited. The inventory write-off included raw materials on hand and inventory scheduled to be purchased under non-cancelable commitments from suppliers, spare parts, work-in-process and finished goods related to the products from the exited operations.

      Credits on Returned Equipment relates to the charge associated with the requirement by certain of our customers to return their previously purchased CVD systems and spare parts. During fiscal 1999, we recorded an adjustment to the restructuring reserve of $1.5 million for the sale of a previously written-off machine. The remainder of the reserve was reversed during fiscal 2000.

      Other Exit Costs relates to the net book value of licensing and manufacturing agreements related to the restructured operations which, as a direct result of the restructuring plan has no future economic benefit to us.

Below is a table summarizing activity relating to the fiscal 1997 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED
                                    AND     ON VACATED   FIXED
                                  BENEFITS  FACILITIES   ASSETS     TOTAL
                                 ---------- ---------- ---------- ----------
                                              (in thousands)
Balance at June 30, 1997........      $578     $1,086       --       $1,664
Adjustment......................     1,086     (1,086)      --            0
Cash payments...................      (406)       --        --         (406)
                                 ---------- ---------- ---------- ----------
Balance at June 30, 1998........     1,258        --        --        1,258
Cash payments...................      (409)       --        --         (409)
                                 ---------- ---------- ---------- ----------
Balance at June 30, 1999........       849        --        --          849
Reversal of retructuring
  charges.......................      (238)       --        --         (238)
Cash payments...................      (183)       --        --         (183)
                                 ---------- ---------- ---------- ----------
Balance at June 25, 2000........      $428        --        --         $428
                                 ========== ========== ========== ==========

Severance and Benefits relates to the salary and fringe benefit expense for the involuntarily terminated employees, which represented approximately 11% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The actual termination of employees occurred shortly after the plan of restructuring was finalized. During fiscal 1998, the Company revised its estimate relating to severance and benefits and transferred the excess balance of remaining lease payments on vacated facilities of $1.1 million to severance and benefits.

The Severance and Benefits reserve balance of $0.4 million as of June 25, 2000 will be utilized to make scheduled periodic cash payments through the remainder of those former employees' separation contracts.

      Lease Payments on Vacated Facilities relate to rent and common area maintenance expense for the vacated facilities.

      We wrote-off all leasehold improvements used in vacated facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

Purchased Technology for Research & Development

During the second quarter of fiscal 2000, we purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc ("Oliver"). We recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which will be amortized ratably over its estimated useful life of five years. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use. We may make up to $2.0 million in additional license payments to Oliver based on product sales in the event we are successful in the commercialization of this technology.

Other Income, net

Other income, net, of $7.0 million in fiscal 2000 increased from $0.3 million in fiscal 1999, due largely to greater foreign exchange currency gains on Japanese yen denominated receivables in the current fiscal year. Another contributor to our higher other income was the increase in interest income as a result of a larger investment portfolio and a higher rate of return on our investments than during the previous fiscal year, consistent with the higher interest rates prevailing in the U.S. market.

Tax Expenses

For fiscal year 2000, we recorded an income tax expense of $32.1 million, which was 13.5% of income before taxes. This rate reflects the benefit of net operating losses and research and development tax credits carried over from prior periods. We expect to increase our effective income tax rate to approximately 30% in fiscal 2001, based on our current revenue and profit outlook for that period. For fiscal year 1999, we did not record an income tax benefit on the loss before income taxes. No net tax benefit was recorded in fiscal 1999 because it was offset by a valuation allowance. At June 25, 2000, we had gross deferred tax assets arising from non-deductible temporary differences and tax loss and tax credit carryforwards of $202.5 million. The gross deferred tax assets are offset by a valuation allowance of $94.7 million and deferred tax liabilities of $19.0 million. Realization of the majority of the net deferred tax assets is dependent on our ability to generate future taxable income. We believe that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. We will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

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

Fiscal 1999 vs. 1998

Total Revenue

Total revenue for the fiscal year ended June 30, 1999 was 38% lower compared to the prior fiscal year. During calendar 1998, the semiconductor equipment market experienced a downturn brought on in large part by depressed DRAM pricing, production over capacity and the difficulties in the Asian financial markets. During the second half of fiscal 1999, the semiconductor equipment industry began to show signs of slow and moderate recovery. Our quarterly revenue also began to increase during the second half of fiscal 1999; however, the fiscal 1999 revenue for each quarterly period was still lower than the quarterly revenue achieved during each quarter of fiscal 1998. Sales for all of our products decreased when compared to the prior year. Our single-chamber etch products experienced the greatest decrease. Our products sales continued to shift from the single-chamber etch to the multi-chamber cluster products. The decrease in the sale of single-chamber etch systems represented approximately 62% of the total decrease in total revenue.

Gross Margin

Our gross margin percentage increased slightly to 36.0% for fiscal 1999, compared to 35.5% for fiscal 1998. During fiscal 1998, we incurred a charge of $31.9 million to write-off inventory related to the exited CVD and FPD operations. However, our fiscal 1999 gross margin percentages were unfavorably impacted by our lower sales volume compared to fiscal 1998 and continued competitive pricing pressures. During the second half of fiscal 1999, the gross margin percentage began to increase as a result of our continued cost reductions in manufacturing and economies of scale achieved by higher revenues.

Research and Development

R&D expenses for the fiscal year ended June 30, 1999 were 22.0% of total revenue, compared to 19.6% of total revenue for the prior fiscal year. The increase in percentage of total revenue was due to significantly lower revenue rates, even though R&D expenses decreased 31.0% in fiscal 1999 compared to fiscal 1998. Our overall downsizing activities, including our exiting of the FPD and CVD operations during calendar 1998, largely contributed to the overall decline in R&D, expenses in absolute dollars which were, however, partially offset by increased levels of spending related to our CMP products.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were 22.5% of our total revenue for fiscal 1999, as compared to 19.2% of total revenue for the prior fiscal year, but decreased in absolute dollars from $201.9 million in fiscal 1998 to $145.7 million in fiscal 1999. The reduction in SG&A was largely a result of the fiscal 1999 and 1998 restructuring programs and our management's continuing efforts to improve administrative efficiency.

Fiscal 1998 Restructuring Charges

See the discussion of our 1998 Restructuring Charges in Fiscal 2000 vs. 1999 "Restructuring Charges" of this report.

Merger Costs

During the first quarter of fiscal 1998, We recorded costs of $17.7 million relating to the merger with OnTrak. Such expenses were related to investment advisory fees, legal and accounting fees, financial printing costs and other direct merger-related expenditures.

Purchased Technology for R&D

During the third quarter of fiscal 1998, we purchased a non-exclusive license for Trikon's MÆ RI™ source technology. We recorded a charge of $12.1 million for the license and for the purchase of an R&D system from Trikon. During fiscal 1999, $5.0 million in additional fees for the purchase of a non-exclusive license for MÆ RI source technology became payable (separate from royalties owed on shipments of MÆ RI souce- based systems determined by rates prescribed in the license). This completed the purchase payments for this technology. The technology was used in a single discrete etch product development project and has no future alternative use.

Other Income (Loss), Net

      Other income, net, of $0.3 million in fiscal 1999 decreased from $1.8 million in fiscal 1998, due largely to the increase in interest expense as a result of a full year's interest expense associated with our $310.0 million Convertible Subordinated Notes (the "Notes"). The Notes, which were issued in August 1997, bear interest at five percent and are due to mature on September 1, 2002. During fiscal 1999, we also had a lower rate of return on our investments than during the previous fiscal year, consistent with the lower interest rates prevailing in the U.S. market.

Tax Benefit

     For fiscal year 1999, we did not record an income tax benefit on the loss before income. At June 30, 1999, we had a cumulative net deferred income tax asset of $107.4 million that was available to reduce payments on future federal and state income tax liabilities. At June 30, 1999, we had gross deferred tax assets arising from non-deductible temporary differences, tax loss and tax credit carryforwards of $ 202.0 million. The gross deferred tax assets were offset by a valuation allowance of $84.7 million and deferred tax liabilities of $ 9.9 million.

Liquidity and Capital Resources

As of June 25, 2000, we had $432.1 million in cash, cash equivalents, short-term investments, and restricted cash compared with $372.1 million at June 30, 1999. We had a total of $100.0 million available under a syndicated bank line of credit, which is due to expire in April 2001. Borrowings are subject to our compliance with financial and other covenants set forth in the credit documents. During fiscal 1999, we amended the syndicated bank line of credit with respect to certain applicable covenant requirements and amended the line of credit borrowing rates to a range of 0.55% to 1.25% over LIBOR. At June 25, 2000, we were in compliance with all our financial and other covenants.

Net cash provided by operating activities was $119.9 million in fiscal 2000. This primarily resulted from net income of $204.8 million, non- cash charges for depreciation and deferred tax of $64.6 million, sales of accounts receivables of $81.3 million offset by net uses of working capital of $200.2 million and restructuring charges of $30.6 million. The increases in accounts receivable and inventory resulted from the increase in sales volume and were partially offset by the increase in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased by $25.4 million and $47.9 million, respectively. The increase in accrued liabilities related to incentive pay and vacation accruals, and customer deposits.

Net cash used in investing activities during fiscal 2000 was $91.7 million, which stemmed primarily from the net purchase of short-term investments of $27.8 million and net capital expenditures of $50.4 million. Cash totaling $6.5 million was used for the purchase of technology for research and development purposes.

     Net cash flows provided by financing activities during fiscal 2000 were $8.4 million. We made principal payments on long-term debt and capital lease obligations of $29.1 million offset by proceeds from the issuance of short-term debt of $8.7 million. We repurchased $31.6 million of common stock and reissued $7.3 million of our treasury stock through our employee option and stock purchase programs. Net proceeds from the issuance of our common stock generated $53.1 million.

During fiscal 1999, we entered into certain option transactions with independent third parties (the "third parties") option transactions for the purchase and sale of our common stock. Our Board of Directors authorized us to acquire from the third parties options to purchase up to 10.5 million shares of our common stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into common stock of the Notes previously issued by us, and due September 2, 2002. As part of the program, the Board of Directors also authorized us to enter into put options with the same third parties covering up to 15.75 million shares of our common stock. We anticipated that the premiums we would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost of our purchase of the call options from those same third parties. Consequently, we do not expect to exchange cash over the course of the program with the third parties in conjunction with our purchase of the call options.

Pursuant to this authorization described above, we have as of June 25, 2000 acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered put options with the same third parties covering 5.58 million shares of our common stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

The call and put options are European style options exercisable upon expiration; all of the options expire no later than September 3, 2002, which is the business day following the date on which the Notes must either be converted or retired. Upon option exercise, we have the ability, at our option, to permit the options to be physically settled (i.e., shares would be delivered to us against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). We can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate Third Party. While the options are only exercisable at expiration, the terms of the contracts with the third parties provide for early termination and settlement of the options upon the occurrence of certain events (in a form determined by us which includes net settlement of shares), including without limitation our material breach of the agreement, default on certain indebtedness or covenants relating to our financial condition, reduction in our S&P credit rating below B or a drop in the price of our Common Stock to less than $1.67 per share.

If the average stock price is below $9.48 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in our dilutive earnings per share ("EPS") calculation.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our cash, cash equivalents, short-term investments, restricted cash and available lines of credit at June 25, 2000 are expected to be sufficient to support our current anticipated levels of operations and capital expenditures through December 2001.

RISK FACTORS

Our Quarterly Revenues and Operating Results are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

    economic conditions in the semiconductor industry generally, and the equipment industry specifically;

    customer capacity requirements;

    the size and timing of orders from customers;

    customer cancellations or delays in our shipments;

    our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;

    our competitors' introduction of new products;

    legal or technical challenges to our products and technology;

    changes in average selling prices and product mix; and

    exchange rate fluctuations.

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

    we sell fewer systems than we anticipate in any quarter;

    we do not receive anticipated orders in time to enable actual shipment during that quarter;

    one or more customers delay or cancel anticipated shipments; or

    shipments are delayed by procurement shortages or manufacturing difficulties.

Our ability to recognize revenues might be delayed due to changes in accounting rules. SAB No. 101 "Revenue Recognition in Financial Statements" provides new guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Currently, we generally recognize revenue on products upon shipment to our customers. The adoption of SAB 101 may require that some or all of that revenue not be recognized until the product is actually accepted by the customers, an event, which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore might delay our recognition of revenue, compared to our current practice, for one or more quarters, causing an adverse impact on our operating results during the quarters in which product has been shipped, but not yet accepted by the customer. The SEC has delayed the required implementation date of SAB 101, which for us, will be the fourth quarter of fiscal 2001. In addition, the SEC has indicated that implementation guidance will be forthcoming in the form of "Frequently Asked Questions"; however, such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, we are still in the process of assessing the impact of SAB 101 on our consolidated results of operations based upon the most current information.

Further, because of our continuing consolidation of manufacturing operations and capacity at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions) could adversely impact our financial performance.

We May Experience Difficulty Transitioning to our New Enterprise Resource System

We implemented a new next-generation enterprise resource planning and information system during fiscal 2000. It replaced most of the transactional systems utilized in the past, including core manufacturing, finance, service, sales, shipping, inventory and warranty operations and other significant operational systems. Delays in our ability to transition to this new planning and information system, or disruptions in our internal operations or systems caused by the transition or the need to free up additional support and resources in order to ensure our timely transition, could temporarily disrupt certain of our operations. This could include a temporary delay in our ability to manufacture and ship equipment and/or spare parts to our customers, which could cause a near-term short fall in quarterly operating results, including revenues and earnings.

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

We Depend on New Products and Processes for Our Success. For this Reason, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture and successfully introduce new products with improved capabilities and to continue to enhance our existing products. Due to the risks inherent in transitioning to new products, we must forecast accurately demand for new products while managing the transition from older products. If new products have reliability or quality problems our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. In the past, product introductions caused some delays and reliability and quality problems. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace, which would materially and adversely affect our results from operations.

We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, or we may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. Furthermore, if we are unsuccessful in the marketing and selling of advanced processes or equipment to customers with whom we have strategic alliances, we may be unsuccessful in selling existing products to those customers. In addition, in connection with the development of new products, we will invest in significant levels of initial production inventory. Our failure in a timely manner to complete commercialization of these new products could result in inventory obsolescence, which would adversely affect our financial results.

We Are Subject to Risks Associated with the Introduction of New Products

Once new products are introduced, we expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and other products that are competitive to ours and are planning to introduce new products to this market, which may affect our ability to sell new products. Furthermore, new products represent significant investments of our resources and their success, or lack thereof, could have a material affect on our financial results.

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

    a decline in demand for our products;

    a failure to achieve continued market acceptance of our products;

    an improved version of products being offered by a competitor in the market we participate in;

    technological change that we are unable to match in our products; and

    a failure to release new enhanced versions of our products on a timely basis.

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

We May Encounter Difficulties Obtaining Sufficient Personnel, Components and Other Resources to Meet Current Demands

The semiconductor equipment industry is currently experiencing significant demand for its products. This demand has increased our requirements for qualified management, technical and engineering personnel needed for our business operations. Competition for adequate personnel particularly in the San Francisco Bay Area is intense, and we have experienced difficulty in identifying and hiring such personnel. The loss of the services of key management or technical and engineering employees could have a material adverse effect on our business, operating results, financial condition, cash flows, market perceptions and price of our common stock.

We might also experience shortages in components and other resources of all types required to satisfy customer demand for our products. If we are unable to satisfy customer demand, we might drive them to purchase products elsewhere, which might have a material adverse affect on our operating results and could result in damage to our customer relationships.

Once a Semiconductor Manufacturer Commits to Purchase a Competitor's Semiconductor Manufacturing Equipment the Manufacturer Typically Continues to Purchase that Competitor's Equipment, Making it More Difficult for Us to Sell our Equipment to that Customer

Semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for that specific production line application. Accordingly, we expect it to be more difficult to sell to a given customer if that customer initially selects a competitor's equipment. We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.

We May Lack the Financial Resources or Technological Capabilities of Certain of Our Competitors Needed to Capture Increased Market Share

Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer service and support resources than we do and therefore are increasingly dominating the semiconductor equipment industry. In addition, there are smaller emerging semiconductor equipment companies that may provide innovative technology that may have performance advantages over systems we currently, or expect to, offer.

We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, it could adversely affect our ability to sell products to those manufacturers. In addition, competitors with higher levels of financial resources than us may continue to deeply discount products similar to those we sell. For these reasons, we may fail to continue to compete successfully worldwide.

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

Our Future Success Depends on International Sales

International sales accounted for approximately 71% of our total revenue in fiscal 2000, 54% in fiscal 1999, and 55% in fiscal 1998. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including, but not limited to:

    foreign exchange risks;

    foreign trade disputes; and

    economic, political, banking and currency problems in the relevant region.

We currently enter into foreign currency forward contracts to minimize the short term impact of exchange rate fluctuations on yen-denominated sales and assets, and will continue to enter into hedging transactions in the future.

A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers' acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

Our Ability to Manage Potential Growth; Integration of Potential Acquisitions and Potential Disposition of Product Lines and Technologies Creates Risks for Us

Our management may face significant challenges in improving financial and business controls, management processes, information systems and procedures on a timely basis, and expanding, training and managing our work force if we experience additional growth. There can be no assurance that we will be able to perform such actions successfully. In the future, we may make additional acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategy. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage effectively any such growth, integration of potential acquisitions or disposition of product lines or technologies, or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition and cash flows.

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

    general market or semiconductor industry conditions;

    variations in our quarterly operating results;

    variations in our revenues or earnings from levels securities analysts expect;

    announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products;

    government regulations;

    developments in or claims relating to patent or other proprietary rights;

    disruptions with key customers; or

    political, economic or environmental events occurring globally or in our key sales regions.

In addition, the stock market has in recent years experienced increasing significant price and volume fluctuations. Recent volatility in the price of our Common Stock was tied in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductor stock generally. These broad market and industry factors may adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs and it could divert management's attention and resources and have an unfavorable impact in the price for our Common Stock.

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

If settlement were to occur prior to option expiration because of the occurrence of an event giving the third parties the right to terminate the transactions, we will be required both to pay to the third parties the value of their position (which would depend on a number of factors, including the time remaining to expiration and the volatility of Lam Common Stock) which could be greater or lesser than the difference between the options' exercise prices and the then market price of Lam Common Stock, as well as any costs or expenses incurred by the third parties as a result of unwinding the transactions.

The Potential Anti-Takeover Effects of Our Bylaws Provisions and the Rights Plan We Have in Place May Affect Our Stock Price and Inhibit a Change of Control Desired by Some of Our Stockholders

On January 23, 1997, we adopted a Rights Plan (the "Rights Plan") in which rights were distributed as a dividend at the rate of one right for each share of our Common Stock, held by stockholders of record as of the close of business on January 31, 1997, and thereafter. In connection with the adoption of the Rights Plan, our Board of Directors also adopted a number of amendments to our Bylaws, including amendments requiring advance notice of stockholder nominations of directors and stockholder proposals.

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

In October 1993, Varian Associates, Inc. sued us in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Varian held. We asserted defenses that the subject patents are invalid and unenforceable, and that our products do not infringe these patents. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Varian lawsuit will not materially adversely affect our operating results or financial position. See Part I Item 3 of this Form 10-K for a discussion of the Varian lawsuit.

Additionally, in September 1999, Tegal Corporation sued us in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XLe™ and Exelan™ products as infringing the patents Tegal is asserting. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Tegal lawsuit will not materially adversely affect our operating results or financial position. See Part I Item 3 of this Form 10-K for a discussion of the Tegal lawsuit.

We May Fail to Protect Our Proprietary Technology Rights, which Would Affect Our Business

Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success also depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base, and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or in fact provide no competitive advantages.

YEAR 2000 COMPLIANCE

See the discussion of our risks in connection with Year 2000 compliance in the section of this report entitled Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations at June 25, 2000, and June 30, 1999:

                                                                                                             June 30,
                                                                     June 25, 2000                               1999
                              ------------------------------------------------------------------------------ ---------
                                                                                 THERE-              FAIR
                                 2001      2002      2003      2004      2005    AFTER     TOTAL     VALUE     TOTAL
                              --------- --------- --------- --------- --------- -------- --------- --------- ---------
                                                                     ($ in thousands)
Cash equivalents
  Fixed rate.................   $2,800       --        --        --        --         --   $2,800    $2,800   $10,900
Average rate.................     6.46%      --        --        --        --         --     6.46%    --         4.85%
Short-term Investments
  Fixed rate................. $199,616   $58,750       --        --        --         -- $258,366  $258,366  $211,455
Average rate.................     6.08%     6.89%      --        --        --         --     6.27%    --         5.43%
  Auction rate preferreds
  Variable rate..............  $43,300       --        --        --        --         --  $43,300   $43,300   $62,381
Average rate.................     6.77%      --        --        --        --         --     6.77%    --         5.10%
Restricted Cash
  Fixed Rate ................  $60,348       --        --        --        --         --  $60,348   $60,348   $60,348
Average Rate.................     5.92%      --        --        --        --         --     5.92%    --         5.32%
                              --------- --------- --------- --------- --------- -------- --------- --------- ---------
Total Investment
  Securities................. $306,064   $58,750       --        --        --         -- $364,814  $364,814  $345,084
                              --------- --------- --------- --------- --------- -------- --------- --------- ---------
Average Rate.................     6.15%     6.89%      --        --        --         --     6.27%    --         5.33%
                              --------- --------- --------- --------- --------- -------- --------- --------- ---------
Long-Term Debt
  Fixed Rate.................   $5,454    $9,042  $312,149       --        --        --  $326,645  $471,051  $335,610
Average Rate.................     2.34%     2.10%     4.97%      --        --        --      4.83%    --         4.79%
                              --------- --------- --------- --------- --------- -------- --------- --------- ---------

      We mitigate default risk by targeting investments in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

      We have no cash flow exposure related to our fixed rate $309.8 million Convertible Subordinated Notes, Japanese yen-denominated bank loans or on our current capital lease obligations. However, we do have cash flow exposure on the interest expense related to our existing $100.0 million line of credit because the lending rates we receive under that line of credit vary with LIBOR. At June 25, 2000, we had no borrowings against this line of credit.

      We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For this reason, we enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of our yen-denominated assets and liabilities. We defer realized gains and losses on these contracts and offset them against realized and unrealized gains and losses from the settlement of the related yen-denominated receivables. At June 25, 2000, the notional amount of outstanding foreign currency exchange contracts was $175.9 million. The unrealized gain on the contracts at June 25, 2000, was $1.8 million. An adverse change in the exchange rate of the yen of approximately 15% would result in an unrealized loss of $28.9 million.

     During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $309.8 million Convertible Subordinated Notes we previously issued and which are due September 2, 2002. We have as of June 25, 2000 acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

           AT June 25, 2000    AT MATURITY
           ----------------    ----------
                        (in thousands)
Stock Value
    $5.00         ($21,052)     ($24,998)
   $15.00           $7,875       $13,814
   $25.00          $23,649       $51,029
   $35.00          $33,177       $66,877
   $45.00          $39,336       $66,877
   $55.00          $43,520       $66,877

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

      We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the Commission, for our Annual Meeting of Stockholders to be held November 2, 2000 (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. (However, the Report of the Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption "Executive Officers of the Company," which information is incorporated herein by this reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

      (b) Reports on Form 8-K

           (c) The list of Exhibits is set forth on pages 71 to 76 of this Form 10-K and are incorporated herein by this reference

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                  June 25,    June 30,
                                                                    2000        1999
                                                                ----------- ----------
                            ASSETS
Cash and cash equivalents......................................    $70,056    $37,965
Short-term investments.........................................    301,666    273,836
Accounts receivable, less allowance for doubtful
  accounts of $4,570 in 2000 and $4,580 in 1999................    323,935    170,531
Inventories....................................................    227,169    183,716
Prepaid expenses and other assets..............................     22,001     17,177
Deferred income taxes..........................................     76,508     55,645
                                                                ----------- ----------
          Total current assets.................................  1,021,335    738,870
Equipment and leasehold improvements, net......................    119,192    103,337
Restricted cash................................................     60,348     60,348
Deferred income taxes..........................................     12,317     51,745
Other assets...................................................     31,645     25,151
                                                                ----------- ----------
          Total assets......................................... $1,244,837   $979,451
                                                                =========== ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable.........................................    $76,648    $51,216
Accrued expenses and other liabilities.........................    203,476    172,213
Current portion of long-term debt and capital lease
  obligations..................................................      7,632     20,566
                                                                ----------- ----------
          Total current liabilities............................    287,756    243,995
Long-term debt and capital lease obligations,
  less current portion.........................................    321,657    326,500
Commitments and contingencies
  Preferred stock; 5,000 shares authorized, none
  outstanding..................................................       --          --
Common stock at par value of $0.001 per share
  Authorized -- 400,000 shares; issued and outstanding,
  124,389 at June 25, 2000 and 116,535 shares at June 30, 1999.        124        117
Additional paid-in capital.....................................    441,949    388,868
Treasury stock, at cost .......................................    (26,438)    (8,429)
Accumulated other comprehensive loss...........................     (7,501)      (432)
Retained earnings..............................................    227,290     28,832
                                                                ----------- ----------
          Total stockholders' equity...........................    635,424    408,956
                                                                ----------- ----------
          Total liabilities and stockholders' equity........... $1,244,837   $979,451
                                                                =========== ==========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                Year ended
                                                    -----------------------------------
                                                     June 25,    June 30,    June 30,
                                                       2000        1999        1998
                                                    ----------- ----------- -----------
Total revenue...................................... $1,230,767    $647,955  $1,052,586
Costs and expenses:
  Cost of goods sold -- on revenue.................   $691,161     414,591     646,511
  Cost of goods sold -- restructuring
    charges (recoveries)...........................     (2,249)       --        31,933
                                                    ----------- ----------- -----------
     Gross margin..................................    541,855     233,364     374,142
  Research and development.........................    176,895     142,495     206,456
  Selling, general and administrative..............    161,349     145,698     201,900
  Restructuring charges (recoveries)...............    (33,691)     53,372     116,925
  Purchased technology for research and development      7,460       5,000      12,100
  Merger costs.....................................       --          --        17,685
                                                    ----------- ----------- -----------
                                                       312,013     346,565     555,066
                                                    ----------- ----------- -----------
     Operating income (loss).......................    229,842    (113,201)   (180,924)
                                                    ----------- ----------- -----------
Other income (expense):
  Interest income..................................     25,088      22,810      22,670
  Interest expense.................................    (20,655)    (20,168)    (18,602)
  Other, net.......................................      2,538      (2,354)     (2,269)
                                                    ----------- ----------- -----------
                                                         6,971         288       1,799
                                                    ----------- ----------- -----------
     Income (loss) before income taxes.............    236,813    (112,913)   (179,125)
Income tax provision (benefit) ....................     32,057        --       (34,526)
                                                    ----------- ----------- -----------
     Net income (loss).............................   $204,756   ($112,913)  ($144,599)
                                                    =========== =========== ===========
Net income (loss) per share
  Basic............................................      $1.69      ($0.98)     ($1.27)
                                                    =========== =========== ===========
  Diluted..........................................      $1.53      ($0.98)     ($1.27)
                                                    =========== =========== ===========
Number of shares used in per share calculations
  Basic............................................    120,949     115,476     114,171
                                                    =========== =========== ===========
  Diluted..........................................    143,327     115,476     114,171
                                                    =========== =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Year ended
                                                     -----------------------------------
                                                      June 25,    June 30,    June 30,
                                                         2000        1999        1998
                                                     ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................   $204,756   ($112,913)  ($144,599)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
   Depreciation and amortization....................     46,015      50,924      62,265
   Deferred income taxes............................     18,566      (3,508)    (25,686)
   Non-cash restructuring charges(recoveries).......    (30,609)     34,141      91,543
   Purchased technology for research and
     development....................................      7,460       5,000      12,100
   Changes in certain working capital accounts:
     Accounts receivable, net of allowance..........   (232,152)    (18,171)     24,910
     Sales of accounts receivable....................    81,327      17,669      26,885
     Inventories....................................    (44,804)     33,727       4,467
     Prepaid expenses and other assets..............     (3,940)      8,632      11,898
     Trade accounts payable.........................     25,367     (16,487)    (49,460)
     Accrued expenses and other liabilities.........     47,864     (36,229)     36,922
                                                     ----------- ----------- -----------
        Total adjustments...........................    (84,906)     75,698     195,844
                                                     ----------- ----------- -----------
        Net cash provided by (used for) operating
          activities................................    119,850     (37,215)     51,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital expenditures............................    (50,360)    (33,183)    (50,207)
Purchase of available-for-sale securities........... (4,304,863) (3,771,267) (8,248,736)
Sale of available-for-sale securities...............  4,277,033   3,881,078   7,919,910
Purchase of investments for restricted cash.........       --        (8,991)    (51,357)
Purchase of technology for research and
   development......................................     (6,460)     (5,000)    (12,100)
Proceeds from the sale of securities................       --          --          --
Other...............................................     (7,091)      7,324       3,857
                                                     ----------- ----------- -----------
        Net cash provided by (used for) investing
          activities................................    (91,741)     69,961    (438,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short and long-term de      8,685      20,746     301,430
Principal payments on long-term debt and capital
   lease obligations................................    (29,081)    (27,816)    (26,611)
Proceeds from borrowings under line of credit.......       --          --          --
Repayment of borrowings under line of credit........       --          --       (35,000)
Treasury stock purchases............................    (31,584)    (18,896)       --
Reissuances of treasury stock.......................      7,277      10,467        --
Proceeds from issuance of common stock..............     53,088       7,936      19,735
                                                     ----------- ----------- -----------
        Net cash provided by (used for) financing
          activities................................      8,385      (7,563)    259,554
                                                     ----------- ----------- -----------
Effect of exchange rate changes on cash.............     (4,403)       (727)        471
                                                     ----------- ----------- -----------
Net increase (decrease) in cash and cash equivalents     32,091      24,456    (127,363)
Cash and cash equivalents at beginning of year......     37,965      13,509     140,872
                                                     ----------- ----------- -----------
Cash and cash equivalents at end of year............    $70,056     $37,965     $13,509
                                                     =========== =========== ===========
Cash payments for interest..........................    $15,978     $16,840     $13,507
                                                     =========== =========== ===========
Cash payments for income taxes......................     $7,765     $13,300     $18,351
                                                     =========== =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                     COMMON   COMMON  ADDITIONAL TREASURY  ACCUMULATED
                                     STOCK    STOCK    PAID-IN     STOCK   COMPREHENSIVE RETAINED
                                     SHARES   AMOUNT   CAPITAL    AMOUNT   INCOME/(LOSS) EARNINGS    TOTAL
                                    -------- -------- ---------- --------- ------------ ---------- ----------
Balance at June 30, 1997........... 112,002     $112   $361,202      --          ($176)  $286,344   $647,482
Sale of Common Stock...............   2,799        3     19,732      --            --        --       19,735
Components of comprehensive loss:
    Net loss.......................     --       --         --       --            --    (144,599)  (144,599)
    Foreign currency translation
       adjustment..................     --       --         --       --            471       --          471
                                                                                                   ----------
         Total comprehensive loss..                                                                 (144,128)
                                    -------- -------- ---------- --------- ------------ ---------- ----------
Balance at June 30, 1998........... 114,801      115    380,934      --            295    141,745    523,089
                                    -------- -------- ---------- --------- ------------ ---------- ----------
Sale of Common Stock...............   1,734        2      7,934      --            --        --        7,936
Purchase of Treasury Stock.........     --       --         --    (18,896)         --        --      (18,896)
Reissuance of Treasury Stock.......     --       --         --     10,467          --        --       10,467
Components of comprehensive loss:
    Net loss.......................     --       --         --       --            --    (112,913)  (112,913)
    Foreign currency translation
       adjustment..................     --       --         --       --           (727)      --         (727)
                                                                                                   ----------
         Total comprehensive loss..                                                                 (113,640)
                                    -------- -------- ---------- --------- ------------ ---------- ----------
Balance at June 30, 1999........... 116,535      117    388,868    (8,429)        (432)    28,832    408,956
                                    -------- -------- ---------- --------- ------------ ---------- ----------
Sale of Common Stock...............   7,854        7     53,081      --            --        --       53,088
Purchase of Treasury Stock.........     --       --         --    (31,584)         --        --      (31,584)
Reissuance of Treasury Stock.......     --       --         --     13,575          --      (6,298)     7,277
Components of comprehensive loss:
    Net income.....................     --       --         --       --            --     204,756    204,756
    Foreign currency translation
       adjustment..................     --       --         --       --         (7,069)      --       (7,069)
                                                                                                   ----------
         Total comprehensive income                                                                  197,687
                                    -------- -------- ---------- --------- ------------ ---------- ----------
Balance at June 25, 2000........... 124,389     $124   $441,949  ($26,438)     ($7,501)  $227,290   $635,424
                                    ======== ======== ========== ========= ============ ========== ==========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 25, 2000

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective fiscal year 2000, the Company changed its reporting period to a fifty-two/fifty-three week fiscal year. The Company's fiscal year end will fall on the last Sunday of June each year. The Company's current fiscal year ended on June 25, 2000. Adoption of the change in fiscal year did not have a material impact on the Company's consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

      Cash Equivalents: All highly-liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Revenue Recognition: Sales of the Company's products are generally recorded upon shipment. Estimated costs to be incurred by the Company related to product installation and warranty fulfillment is accrued at the date of shipment. Service revenue is recognized when earned under the contract. In December 1999, the Securities and Exchange Commission issued SAB 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. In addition, the SEC has indicated that implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however, such guidance has not been issued to date.

Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. The impact of this change, if any, on previously recognized revenue would result in a cumulative adjustment to earnings in the quarter the Company adopts SAB 101. The SEC has delayed the required implementation date, which for the Company, will be the fourth quarter of fiscal 2001. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, we are still in the process of assessing the impact of SAB 101 on our consolidated reported results of operations based upon the most current information.

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

Foreign Currency: Effective July 1, 1999 the Company has determined that the functional currency of its European and Asia Pacific subsidiaries is no longer the U.S. dollar but the individual subsidiary's local currency. The following are the reasons for the Company's change in functional currency: the Company's European and Asia Pacific subsidiaries primarily generate and expend cash in their local currency; their labor and services are primarily in local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company's cash flows and there is an active local sales market for the foreign subsidiaries' products and services. The European and Asia Pacific subsidiaries are currently less dependent on the Company's U.S. corporate office with their daily operations. Beginning July 1, 1999, all balance sheet accounts of these local functional currency subsidiaries are translated at the current exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as currency translation adjustments, which are a component of accumulated other comprehensive income (loss). Previously, some balance sheet accounts were translated at historical exchange rates and translation adjustments were made directly to the statement of operations. The impact of the change in functional currency was not material to the Company's financial statements.

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

     Derivative Instruments and Hedging: In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and be measured at fair value. FAS 133 is effective for fiscal years beginning after June 15, 2000, and will be adopted by the Company in fiscal year 2001. The Company believes that the adoption of FAS 133 will not have a material impact on the Company's consolidated financial position or overall trends in results of operations.

Employee Stock Plans: The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25"). In October 1995, the FASB released Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), which provides an alternative to APB 25. As allowed under FAS 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB 25. In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No.25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The Company believes that the adoption of FIN 44 will not have a material impact on the Company's consolidated financial position or results of operations.

Reclassifications: Certain amounts represented in previous years have been reclassified to conform to the 2000 presentation.

NOTE B: COMPANY AND INDUSTRY INFORMATION

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

      During fiscal 1999, the Company amended its bank agreement to sell specific Japanese yen-denominated receivables, subject to recourse provisions. At June 25, 2000 and June 30, 1999, $17,295,000 and $13,006,000 of these receivables, respectively, had been sold to the bank, of which $6,994,000 and $7,463,000 at June 25, 2000 and June 30, 1999, respectively, remained uncollected by the bank and subject to recourse provisions.

     During fiscal 2000 the company entered into an agreement to sell specific U.S. dollar denominated receivables, subject to recourse provisions. At June 25, 2000, $47,640,000 of these receivables had been sold to a large financial institution, of which $4,743,000 is subject to recourse provisions.

During fiscal 2000 and 1998, a single customer accounted for 15% and 12% respectively, of total sales. During fiscal 1999, no individual customer accounted for greater than 10% of total sales.

      The Company operates in one business segment: the manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. All products and services are marketed within the geographic regions in which the Company operates. The Company's current product offerings qualify for aggregation under FAS 131 "Disclosures about Segments of an Enterprise and Related Information" as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

      The Company operates in four geographic regions: the United States, Europe, Japan and Asia Pacific. The summary of local operations by geographic region for fiscal years 2000, 1999 and 1998 is as follows:

                                                         Years ended
                                             -----------------------------------
                                              June 25,    June 30,    June 30,
                                                 2000        1999        1998
                                             ----------- ----------- -----------
                                                        (in thousands)
Sales to unaffiliated customers:
United States...............................   $808,590    $511,372    $889,604
Europe......................................    152,417      56,259      58,891
Japan.......................................    123,214      49,579      56,155
Asia Pacific................................    146,546      30,745      47,936
                                             ----------- ----------- -----------
        Total sales to unaffiliated
          customers......................... $1,230,767    $647,955  $1,052,586
                                             =========== =========== ===========
Operating income (loss):
United States...............................   $177,651   ($120,273)  ($177,882)
Europe......................................     12,914       5,155       3,112
Japan.......................................     37,633       2,024      (2,849)
Asia Pacific................................      1,644        (107)     (3,305)
                                             ----------- ----------- -----------
        Total operating income (loss).......   $229,842   ($113,201)  ($180,924)
                                             =========== =========== ===========
Long-lived assets:
United States...............................    101,279     $79,411    $112,542
Europe......................................      1,494       1,544       2,980
Japan.......................................     11,577      11,546      16,041
Asia Pacific................................      4,842      10,836      12,689
                                             ----------- ----------- -----------
        Total long-lived assets.............    119,192     103,337     144,252
All other identifiable assets:
United States...............................  1,008,801     806,199     909,076
Europe......................................     37,478       3,827      11,724
Japan.......................................     56,506      52,172      58,220
Asia Pacific................................     22,860      13,916      27,500
                                             ----------- ----------- -----------
        Total all other identifiable assets.  1,125,645     876,114   1,006,520
                                             ----------- ----------- -----------
        Total identifiable assets........... $1,244,837    $979,451  $1,150,772
                                             =========== =========== ===========

      Sales between geographic areas are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. Revenue in each geographic area is generally recognized upon shipment from locations within a designated geographic region. Total export revenue consisting of sales from the Company's U.S. operating subsidiaries to non-affiliated customers by geographic region for the three years are as follows:

                                                   Years ended
                                         -----------------------------
                                         June 25,  June 30,  June 30,
                                            2000      1999      1998
                                         --------- --------- ---------
                                                  (in thousands)
Asia Pacific............................ $238,714  $133,667  $266,058
Europe..................................  191,932    78,614   134,970
Japan...................................   23,896     3,160    12,940
                                         --------- --------- ---------
                                         $454,542  $215,441  $413,968
                                         ========= ========= =========

NOTE C: FINANCIAL INSTRUMENTS

      Investments at June 25, 2000 and June 30, 1999, consist of the following:

                                                June 25,            June 30,
                                                  2000                1999
                                         ------------------- -------------------
                                                   ESTIMATED           ESTIMATED
                                                     FAIR                FAIR
                                           COST      VALUE     COST      VALUE
                                         --------- --------- --------- ---------
                                                      (in thousands)
Available-for-Sale:
Institutional Money Market Funds........   $2,800    $2,800   $10,900   $10,900
                                         --------- --------- --------- ---------
Amounts included in cash and cash
  equivalents...........................    2,800     2,800    10,900    10,900
Bank and Corporate Notes................  145,742   145,742    86,682    86,682
Yankee and Euro Certificates of Deposit.   43,548    43,548    64,475    64,475
Auction Rate Preferreds.................   43,300    43,300    62,381    62,381
Agency Notes............................   28,953    28,953    31,000    31,000
Commercial Paper........................   11,616    11,616    22,263    22,263
Municipal Bonds and Notes...............   28,507    28,507     7,035     7,035
                                         --------- --------- --------- ---------
Amounts included in short-term
  investments...........................  301,666   301,666   273,836   273,836
                                         --------- --------- --------- ---------
Institutional Money Market Funds........   51,357    51,357    51,357    51,357
Agency Notes............................    8,991     8,991     8,991     8,991
                                         --------- --------- --------- ---------
Amounts included in restricted cash.....   60,348    60,348    60,348    60,348
                                         --------- --------- --------- ---------
          Total Available-for-Sale...... $364,814  $364,814  $345,084  $345,084
                                         ========= ========= ========= =========

      The difference between cost and fair value of available-for-sale securities was not significant at June 25, 2000, and June 30, 1999. The Company's available-for-sale securities are invested in financial instruments with a minimum rating of A2 or A, as rated by Moody's or Standard & Poor's ("S&P"), respectively.

      The amortized cost and estimated fair value of investments in debt securities by contractual maturities, are as follows:

                                                June 25,            June 30,
                                                  2000               1999
                                         ------------------- -------------------
                                                   ESTIMATED           ESTIMATED
                                                     FAIR                FAIR
                                           COST      VALUE     COST      VALUE
                                         --------- --------- --------- ---------
                                                       (in thousands)
Due in less than one year...............  262,764   262,764   208,891   208,891
Due after one year through five years...   58,750    58,750    73,812    73,812
                                         --------- --------- --------- ---------
          Total investments in debt
            securities.................. $321,514  $321,514  $282,703  $282,703
                                         ========= ========= ========= =========

The carrying and fair values of the Company's financial instruments are as follows:

                                               June 25,              June 30,
                                                 2000                 1999
                                        --------------------- ---------------------
                                                   ESTIMATED             ESTIMATED
                                         CARRYING     FAIR     CARRYING     FAIR
                                          VALUE      VALUE      VALUE      VALUE
                                        ---------- ---------- ---------- ----------
                                                       (in thousands)
Cash and cash equivalents..............   $70,056    $70,056    $37,965    $37,965
Restricted cash........................   $60,348    $60,348    $60,348    $60,348
Convertible subordinated notes......... ($309,763) ($456,529) ($310,000) ($283,557)
Foreign currency forward contracts.....   ($1,523)    $1,822    ($1,203)    $1,658
Other debt.............................  ($19,526)  ($18,295)  ($37,066)  ($35,542)

The fair values of the Company's investments in debt securities and restricted cash are based on quoted market prices at June 25, 2000 and June 30, 1999, respectively. The fair value of the Company's auction rate preferreds is based upon par value. The fair value of the Company's foreign currency forward contracts is estimated based upon the yen exchange rate at June 25, 2000 and June 30, 1999, respectively. The fair value of the Company's convertible subordinated notes and the Company's other long-term debt is estimated based on the current rates offered to the Company for similar debt instruments of the same remaining maturities.

NOTE D: DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of yen-denominated assets and liabilities. A substantial portion of the forward contracts entered into has a maturity of 180 days or less. The unrealized gains and losses on these contracts are deferred and offset against unrealized gains and losses from the related yen-denominated assets and liabilities. Realized losses on yen-forward contracts are offset by gains on underlying yen-denominated receivables.

At June 25, 2000 and June 30, 1999, the notional amount of outstanding foreign currency forward contracts were $175,982,000 and $71,672,000, respectively. Of the total outstanding contracts at June 25, 2000 and June 30, 1999, $104,116,000 and $33,885,000, respectively, were to hedge yen-denominated inter-company receivables, and $71,866,000 and $36,129,000, respectively, were to hedge firm commitments from customers in Japan. The estimated fair value of these forward contracts at June 25, 2000 and June 30, 1999 was $1,822,000 and $1,658,000, respectively.

NOTE E: INVENTORIES

      Inventories consist of the following:

                                         June 25,   June 30,
                                           2000       1999
                                        ---------- ----------
                                            (in thousands)
Raw materials..........................  $153,721   $123,311
Work-in-process........................    53,221     44,181
Finished goods.........................    20,227     16,224
                                        ---------- ----------
                                         $227,169   $183,716
                                        ========== ==========

NOTE F: EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following at:

                                                    June 25,   June 30,
                                                      2000       1999
                                                   ---------- ----------
                                                       (in thousands)
Equipment.........................................  $137,526    $93,112
Leasehold improvements............................    79,162     90,902
Furniture and fixtures............................    64,694     45,427
                                                   ---------- ----------
                                                     281,382    229,441
Less allowance for depreciation and amortization..  (162,190)  (126,104)
                                                   ---------- ----------
                                                    $119,192   $103,337
                                                   ========== ==========

NOTE G: ACCRUED EXPENSES AND OTHER LIABILITIES

      The significant components of accrued expenses and other liabilities consist of the following:

                                                    June 25,   June 30,
                                                      2000       1999
                                                   ---------- ----------
                                                       (in thousands)
Accrued compensation..............................   $71,875    $40,954
Warranty and installation reserves................    34,990     34,172
Income and other taxes payable....................    39,373     27,947
Restructuring.....................................     4,922     27,909
Other.............................................    52,316     41,231
                                                   ---------- ----------
                                                    $203,476   $172,213
                                                   ========== ==========

NOTE H: LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Long-term debt and capital lease obligations for fiscal 2000 and 1999 consist of the following:

                                                             June 25,  June 30,
                                                               2000      1999
                                                             --------- ---------
                                                                 (in thousands)
5% Convertible subordinated notes, due September 2002....... $309,763  $310,000
Capitalized lease obligations, with interest rates
  from 4.6% to 9.5%..........................................   2,644    11,456
Japanese yen-denominated bank loans with fixed interest
  rates from 2.08% to 4.25%, principal payable in quarterly
  and semi-annual installments from September 2001 to April
  2003......................................................   13,697    17,798
Other.......................................................    3,185     7,812
                                                             --------- ---------
                                                              329,289   347,066
Less current portion........................................   (7,632)  (20,566)
                                                             --------- ---------
                                                             $321,657  $326,500
                                                             ========= =========

During August 1997, Lam completed an offering of $310.0 million of Convertible Subordinated Notes, which mature on September 2, 2002. Interest on the five percent Notes is payable on September 1 and March 1 of each year, commencing March 1, 1998. The Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $29.26 per share, subject to anti-dilution adjustments. The Notes are redeemable, in whole or in part, at the option of the Company and upon at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to September 6, 2000. On or after September 6, 2000, the Notes may be redeemed if the closing price of Lam Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Indebtedness of the Company. Expenses associated with the offering of approximately $9.0 million were deferred in other assets and are being ratably amortized over the term of the Notes.

During the quarter ended September 30, 1998, the Company entered into a Yen-denominated credit facility for an approximately 1.7 billion yen-denominated loan ($16.0 million at June 25, 2000). This credit facility replaces a term loan, which was held with other financial institutions. Principal payments on the new facility are due annually on September 30, through September 30, 2001. The new facility reflects terms, which were more favorable than the previous yen-denominated loan.

The Board of Directors of the Company has authorized the Company to acquire from independent third parties (the "third parties") options to purchase up to 10.5 million shares of Lam common stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into common stock of the Notes previously issued by the Company, and due September 2, 2002. As part of the program, the Board of Directors also authorized the Company to enter into put options with the same third parties covering up to 15.75 million shares of Lam Common Stock. The Board of Directors anticipated that the premiums the Company would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost to the Company of its purchase of the call options from those same third parties. Consequently, the Company does not expect to exchange cash over the course of the program with the third parties in conjunction with the Company's purchase of the call options.

Pursuant to this authorization, described above, the Company has as of June 30, 1999 acquired call options to purchase 3.72 million shares of Lam Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that the maximum benefit to the Company of the call options at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the debentures, and the weighted average exercise price of the call options). The Company has also entered put options with the same third parties covering 5.58 million shares of its common stock, giving those third parties the right to sell to the Company shares of Lam Common Stock at a weighted average price of $9.48 per share.

The call and put options are European style options exercisable upon expiration; all of the options expire no later than September 3, 2002, which is the business day following the date on which the Notes must either be converted or retired. Upon option exercise, the Company has the ability, at its option, to permit the options to be physically settled (i.e., shares would be delivered to the Company against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). The Company can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate Third Party. While the options are only exercisable at expiration, the terms of the contracts with the third parties provide for early termination and settlement of the options upon the occurrence of certain events (in a form determined by the Company which includes net settlement of shares), including without limitation the Company's material breach of the agreement, default on certain indebtedness or covenants relating to the Company's financial condition, reduction in the Company's S&P credit rating below B or a drop in the price of the Company's Common Stock to less than $1.67 per share.

If the average stock price is below $9.48 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in the Company's dilutive EPS calculation.

As of June 25, 2000, the Company has deposited $9.0 million as security for its obligations under the put options. The Company is required to increase this amount if the Company enters additional option transactions with the third parties. The Company will also have to increase the amount of this security deposit by the amount from time to time that the put options are actually in the money.

At June 25, 2000, the Company had a total of $100.0 million available under a syndicated bank line of credit. The line of credit was renegotiated in April 1998 and subsequently amended in December 1998, and is due to expire in April 2001. Borrowings under the syndicated bank line of credit bear interest at 0.55% to 1.25% over LIBOR, and are subject to Lam's compliance with financial and other covenants. The credit agreement includes terms requiring satisfaction of certain financial ratios, interest coverage, maximum debt to equity leverage, senior indebtedness, tangible net worth, minimum profitability, and also restricts the Company from paying dividends. At June 25, 2000, future maturities of long-term debt and minimum payments for capital lease obligations are as follows:

                                         CAPITAL
                                          LEASE      LONG-TERM
                                       OBLIGATIONS      DEBT        TOTAL
                                       ------------ ------------ ------------
                                                    (in thousands)
FISCAL YEAR,
     2001.............................      $2,304       $5,454       $7,758
     2002.............................         472        9,042        9,514
     2003.............................         --       312,149      312,149
Thereafter............................         --           --           --
Less amounts representing interest.....       (132)         --          (132)
                                       ------------ ------------ ------------
                                            $2,644     $326,645     $329,289
                                       ============ ============ ============

Long-term debt and capital lease obligations are collateralized by equipment with a cost and accumulated depreciation and amortization of $4,725,000 and $(3,341,00), respectively, at June 25, 2000, and of $5,707,000 and $(3,337,000), respectively, at June 30, 1999.

NOTE I: STOCKHOLDERS' EQUITY

On March 6, 2000, the Company held a special stockholders' meeting. At the meeting, the Company's stockholders approved an increase in the number of authorized shares of the Company's Common Stock from 90 million to 400 million shares and approved a three-for-one stock split of its outstanding shares of Common Stock. Stockholders' approval of the amendment to the Company's Certificate of Incorporation satisfies the condition for the previously announced three-for-one stock split for stockholders of record as of March 7, 2000 approved by Lam's Board of Directors on January 21, 2000. All prior period shares and per share amounts have been restated to give retroactive effect to the three-for-one split.

      During the first quarter of fiscal 1999, the Company announced that its Board of Directors had authorized the repurchase, at management's discretion, of up to 1,104,000 shares of Lam Common Stock from the public market or in private purchases. The shares repurchased under this authorization would be used to reduce dilution caused by the issuance of shares reserved under the Company's stock option and employee stock purchase plans. During the third quarter of fiscal 1999, the Company announced a share repurchase program of up to 6,000,000 shares of Lam Common Stock. The shares repurchased under this authorization would be used to reduce dilution caused by the issuance of shares reserved under the Company's stock option and employee stock purchase plans. During fiscal 1999, the Company repurchased 2,574,000 shares of Lam Common Stock for $18.9 million. During fiscal 2000, the Company repurchased 1,049,000 shares of Lam Common Stock for $31.6 million. At June 25, 2000 3,481,000 shares remain available for repurchase.

NOTE J: NET INCOME (LOSS) PER SHARE

      The Company's basic and diluted net income (loss) per share for the years ended June 25, 2000, June 30, 1999 and June 30, 1998 as calculated according to FAS 128, are as follows:

                                                        2000        1999        1998
                                                     ----------- ----------- -----------
                                                    (in thousands, except per share data)
Numerator:
  Numerator for basic net income (loss) per share...   $204,756   ($112,913)  ($144,599)
  Add: Interest expense on convertible
     subordinated notes, net of taxes...............     14,996         --          --
                                                     ----------- ----------- -----------
  Numerator for diluted net income (loss) per share.    219,752    (112,913)   (144,599)
                                                     =========== =========== ===========
Denominator:
  Basic net income (loss) per share -- average
     shares outstanding.............................    120,949     115,476     114,171
     Effect of potential dilutive securities:
     Convertible subordinated notes.................     10,591         --          --
     Employee stock plans...........................     11,787         --          --
                                                     ----------- ----------- -----------
  Diluted net income (loss) per share -- average
     shares outstanding and other potential
     common shares..................................    143,327     115,476     114,171
                                                     ----------- ----------- -----------
Basic net income (loss) per share...................      $1.69      ($0.98)     ($1.27)
                                                     =========== =========== ===========
Diluted net income (loss) per share.................      $1.53      ($0.98)     ($1.27)
                                                     =========== =========== ===========

Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during the period. For fiscal year 2000, diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the convertible subordinated notes to common shares. Options and convertible securities were outstanding during fiscal 1999 and 1998, but were excluded from the computation of diluted net loss per common share because the effect in years with a net loss would have been antidilutive. The shares potentially issuable under the put option agreement have been excluded from the computation of dilutive net income (loss) per share because the effect would have been antidilutive.

NOTE K: COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of tax, are as follows for fiscal years ended June 25, 2000, June 30, 1999 and June 30, 1998:

                                                  2000       1999       1998
                                               ---------- ---------- ----------
                                                         (in thousands)
Net income (loss).............................  $204,756  ($112,913) ($144,599)
Foreign currency translation adjustment.......    (7,069)      (727)       471
                                               ---------- ---------- ----------
Comprehensive income (loss)...................  $197,687  ($113,640) ($144,128)
                                               ========== ========== ==========

      Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists of the accumulated foreign currency translation adjustment.

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

A summary of incentive stock option plan transactions follows:

                                  AVAILABLE                  OPTION     WEIGHTED
                                  FOR GRANT   OUTSTANDING    PRICE      AVERAGE
                                 ------------ ----------- ------------ ---------
June 30, 1997...................   3,850,401  14,805,213  $ 0.09-20.96    $7.97
Additional amount authorized....   9,000,000      --           --
Granted......................... (10,142,034) 10,142,034    6.38-18.84    12.75
Exercised.......................      --      (1,764,792)   0.18-14.21     6.73
Canceled........................   3,213,804  (3,213,804)   1.00-18.84    12.80
Expired.........................  (3,423,027)     --           --
                                 ------------ ----------- ------------ ---------
June 30, 1998...................   2,499,144  19,968,651  $ 0.09-20.96    $9.76
Additional amount authorized....   9,000,000      --           --
Granted......................... (16,447,056) 16,447,056    3.33-14.13     6.26
Exercised.......................      --      (1,543,020)   0.18-11.92     7.38
Canceled........................   7,231,431  (7,231,431)   0.80-20.96    10.05
Expired.........................    (746,637)     --           --
                                 ------------ ----------- ------------ ---------
June 30, 1999...................   1,536,882  27,641,256  $ 0.09-18.48    $7.72
Additional amount authorized....   6,000,000      --           --         --
Granted.........................  (7,038,815)  7,038,815   14.67-53.00    28.44
Exercised.......................      --      (7,285,119)   0.09-16.94     6.35
Canceled........................   1,517,989  (1,517,989)   1.00-53.00     9.32
Expired.........................    (174,130)     --           --
                                 ------------ ----------- ------------ ---------
June 25, 2000...................   1,841,926  25,876,963  $ 1.75-53.00   $13.41
                                 ------------ ----------- ------------ ---------

At June 25, 2000, 27,718,889 shares of Lam Common Stock were reserved for future issuance under the various stock option plans and options to purchase 6,887,586 shares were exercisable at a range of $1.75-$53.00.

Outstanding and exercisable options presented by price range at June 25, 2000 are as follows:

                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
               ------------------------------------- --------------------------
                 NUMBER OF     WEIGHTED                NUMBER OF
                  OPTIONS      AVERAGE    WEIGHTED      OPTIONS      WEIGHTED
   RANGE OF     OUTSTANDING   REMAINING    AVERAGE    EXERCISABLE     AVERAGE
   EXERCISE     AT JUNE 25,      LIFE     EXERCISE    AT JUNE 25,    EXERCISE
    PRICES           2000      (YEARS)      PRICE          2000        PRICE
-------------- -------------- ---------- ----------- -------------- -----------
$ 1.75 -  4.82     2,802,131       8.23       $4.66      1,126,400       $4.68
  5.52 -  6.33     6,279,060       8.46        6.31      1,265,482        6.27
  6.38 -  6.93     2,451,518       3.95        6.87      2,229,836        6.91
  6.96 -  7.60     2,963,688       8.29        7.03      1,411,944        7.00
  7.90 - 43.23    10,529,896       8.55       20.48        853,924       13.22
 44.00 - 53.00       850,670       9.73       48.17        --             0.00
-------------- -------------- ---------- ----------- -------------- -----------
 1.75 - 53.00     25,876,963       8.07      $13.41      6,887,586       $7.23
============== ============== ========== =========== ============== ===========

      During fiscal 1998, the stockholders of the Company approved the 1997 Stock Incentive Plan, which provides for the grant of stock options, restricted stock, deferred stock and performance share awards to participating officers, directors, employees, consultants and advisors of the Company and its subsidiaries. Initially, 9,000,000 shares were reserved for issuance. The number of shares to be issued will automatically be increased each calendar quarter subject to certain provisions and restrictions, but will in no event exceed 15,000,000 shares. During fiscal 1999, the Board of Directors of the Company amended the 1997 Stock Incentive Plan to provide for annual non-employee director options to be granted in December, as opposed to January, of each calendar year, and to allow for re- pricing of stock options held by eligible employees who, at the time of any such re-pricing, are not a member of the Board of Directors, a member of the Company's senior management or a principal stockholder of the Company.

      During fiscal 1999, the Board of Directors of the Company approved the 1999 Stock Option Plan, which provides for the grant of non-qualified stock option awards to eligible employees, consultants and advisors of the Company and its subsidiaries. However, employees who are also members of the Board of Directors or of the Company's senior management, or who are a principal stockholder of the Company, are not eligible to receive stock option awards under this plan. Initially, 9,000,000 shares were reserved for issuance. In fiscal 2000, stockholders approved an additional 6,000,000 shares for issuance under the 1999 Stock Option Plan.

      During fiscal 1996, the Company adopted a Performance-Based Restricted Stock Plan designed to reward executives based upon the achievement of certain predetermined goals. The grant is based on the fair market value of the Lam's Common Stock at the end of the quarter, provided the predetermined goals are met. The Company authorized 450,000 shares to be reserved for issuance under the Performance-Based Stock Plan. At June 25, 2000, 400,872 shares remain available for issuance under this plan. However, no shares have been issued under this plan since June 1996.

      During fiscal 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The 1999 ESPP allows employees to designate a portion of their base compensation to be used to purchase Lam Common Stock at a purchase price per share of the lower of 85% of the fair market value of Lam Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts twelve months and comprises three interim purchase dates. The 1999 ESPP, approved by the Company's stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (the "1984 ESPP"). The Company has 9,000,000 shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 3,000,000 shares may be issued at any time and additional shares (up to 6,000,000 total additional shares) may be issued for each share of Lam Common Stock which the Company redeems in public-market at private purchases and designated for this purpose.

      During fiscal 2000, 2,145,623 shares of Lam Common Stock were sold to employees under the 1999 ESPP. A total of 10,289,923 shares of the Lam's Common Stock were issued under the 1999, and 1984 Plans through June 25, 2000, at prices ranging from $0.09 to $31.84 per share. At June 25, 2000, 660,715 shares remain available for purchase under all employee stock purchase plans.

      As permitted by FAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally records nominal compensation expense with respect to such awards, which are generally granted at market value on the date of grant.

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

                                         OPTIONS                  ESPP
                                 ----------------------- -----------------------
                                  2000    1999    1998    2000    1999    1998
                                 ------- ------- ------- ------- ------- -------
Expected life (years)...........    3.9     3.2     3.9    0.33       1     0.5
Expected stock price volatility.     76%     70%     64%     76%     70%     64%
Risk-free interest rate.........    6.2%    4.9%    5.7%    6.2%    4.9%    5.7%

      The weighted average fair value of options granted during 2000, 1999 and 1998 was $17.09, $9.25 and $20.59 per share, respectively. The weighted average fair value of shares granted under the ESPP plans during fiscal 2000, 1999 and 1998 was $3.46, $5.39 and $12.85 per share, respectively.

      For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the option's vesting period (for options) and the respective four, six or twelve-month purchase periods (for stock purchases under the respective employee stock purchase plans). The Company's pro forma information follows:

                                                        2000       1999       1998
                                                    ---------- ---------- ----------
                                               (in thousands, except per share amounts)
Net income (loss) -- as reported...................  $204,756  ($112,913) ($144,599)
Net income (loss) -- pro forma.....................   166,593   (146,903)  (169,974)
Basic net income (loss) per share -- as reported...      1.69      (0.98)     (1.27)
Basic net income (loss) per share -- pro forma.....      1.38      (1.27)     (1.49)
Diluted net income (loss) per share -- as reported.      1.53      (0.98)     (1.27)
Diluted net income (loss) per share -- pro forma...     $1.27     ($1.27)    ($1.49)

FAS 123 is applicable only to awards granted subsequent to June 30, 1995. As a result, its pro forma effect was not fully reflected in fiscal years prior to 1999.

NOTE M: PROFIT SHARING PLAN AND BENEFIT PLAN

      During fiscal 1998, the Company revised the profit sharing plan for its employees in North America. Distributions to employees by the Company are made bi-annually based upon a percentage of base salary, provided that a threshold level of the Company's financial and performance goals are met. Upon achievement of the threshold, the profit sharing is awarded based upon performance against certain corporate financial and operating goals. During fiscal 2000, the Company incurred $24,405,000 in profit sharing plan expense. During fiscal 1999, the Company incurred an expense of $2,121,000 based upon the Company achieving certain business process improvements. During 1998, the Company did not incur any profit sharing plan expense.

      The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute 2% to 15% of his or her annual salary to the plan, subject to statutory limitations. The Company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed.

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

      Future minimum lease payments under operating leases, consist of the following:

                                                   (in thousands)
2001...............................................    23,855
2002...............................................    18,997
2003...............................................    59,580
2004...............................................     8,865
2005...............................................    30,931
Thereafter.........................................    28,168
                                                    ----------
                                                     $170,396
                                                    ==========

During the third quarter of fiscal 2000, the Company entered into a five year Operating Lease Agreement, relating to certain buildings at its Fremont, California campus, in order to obtain more favorable terms and to reduce the amount of the previous minimum lease payments. As part of the Agreement, the Company is required to provide a guaranteed residual value of $25,205,000 at the end of the lease term.

During fiscal 1998, the Company entered into an Operating Lease Agreement relating to certain buildings at its Fremont campus that provided more favorable terms and reduced the amount of the Company's obligation. As part of the collateral restrictions of the Agreement, the Company is required to maintain a certain amount of cash, $51.4 million at June 25, 2000 and June 30, 1999, respectively, in restricted specified interest-bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the Agreement is otherwise terminated or the amount of maintained cash is reduced), as the underlying obligation is paid down. Additional collateral restrictions of the Agreement require the Company to provide a guaranteed residual value of $44,402,000 at the end of the lease term.

      Total rent expense for all leases amounted to approximately $26,505,000, $33,144,000 and $44,737,000, for fiscal years 2000, 1999 and 1998, respectively.

      The Company has subleased some of its buildings and currently is entitled to receive income of approximately $4,716,000, $4,326,000, $3,221,000 $1,702,000, $1,550,000 and $812,000 for the fiscal years 2001, 2002, 2003, 2004, 2005 and thereafter, respectively.

      For the fiscal years ended June 25, 2000, June 30, 1999 and June 30, 1998, the Company received income totaling $4,671,000, $3,226,000 and $1,752,000, respectively, on its subleased facilities.

NOTE O: INCOME TAXES

      Income tax expense (benefit) for fiscal years ended June 25, 2000, June 30, 1999 and June 30, 1998 consists of the following:

                                              2000       1999       1998
                                          ---------- ---------- ----------
                                                    (in thousands)
Federal:
Current..................................    $2,781     $  --    ($18,153)
Deferred.................................    15,425        --     (21,187)
                                          ---------- ---------- ----------
                                             18,206        --     (39,340)
State:
Current..................................       135        286        362
Deferred.................................     3,141     (3,508)    (6,049)
                                          ---------- ---------- ----------
                                              3,276     (3,222)    (5,687)
Foreign:
Current..................................    10,575      3,222      8,951
Deferred.................................       --         --       1,550
                                          ---------- ---------- ----------
                                             10,575      3,222     10,501
                                          ---------- ---------- ----------
                                            $32,057     $  --    ($34,526)
                                          ========== ========== ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of June 25, 2000 and June 30, 1999 are as follows:

                                              2000       1999
                                          ---------- ----------
                                              (in thousands)
Deferred tax assets:
  Tax benefit carryforwards..............  $118,070   $103,159
  Accounting reserves and accruals
     deductible in different periods.....    37,941     45,136
  Inventory valuation differences........    26,746     31,787
  Capitalized R&D expenses...............    14,291     13,774
  Net undistributed profits of
     foreign subsidiaries................     5,479      8,167
                                          ---------- ----------
Gross deferred tax assets................   202,527    202,023
                                          ---------- ----------
Deferred tax liabilities:
  Temporary differences for capital
    assets...............................    (7,085)    (4,744)
  Other..................................   (11,946)    (5,209)
                                          ---------- ----------
Gross deferred tax liabilities...........   (19,031)    (9,953)
                                          ---------- ----------
Valuation allowance for deferred tax
    assets...............................   (94,671)   (84,680)
                                          ---------- ----------
Net deferred tax assets..................   $88,825   $107,390
                                          ========== ==========

      Approximately $71,900,000 and $1,500,000 of the valuation allowance for deferred taxes, for fiscal 2000 and 1999, respectively, is attributable to stock option deductions, the benefit of which will be credited to equity when realized.

At June 25, 2000, the Company has federal tax loss carryforwards of approximately $199,000,000, which will expire between 2019 and 2020. The Company also has federal and state tax credit carryforwards of approximately $54,800,000, of which approximately $30,700,000 will expire in varying amounts between 2001 and 2020. The remaining balance of $24,100,000 of tax carryforwards may be carried forward indefinitely. A valuation allowance has been provided for a portion of the deferred tax assets related to the carryforwards. Realization of the majority of the net deferred tax assets is dependent on our ability to generate future taxable income. We believe that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. We will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

A reconciliation of income tax benefit provided at the federal statutory rate (35% in 2000, 1999 and 1998) to income tax benefit follows:

                                              2000       1999       1998
                                          ---------- ---------- ----------
                                                    (in thousands)
Income tax benefit computed at
  federal statutory rate.................   $82,885   ($39,520)  ($62,694)
Tax carryforwards (benefited)/unbenefited   (56,965)    48,124     35,051
Tax credits..............................       --      (5,727)    (5,459)
State income taxes, net of
  federal tax provision..................     2,129     (2,094)    (3,697)
Other....................................     4,008       (783)     2,273
                                          ---------- ---------- ----------
                                            $32,057     $  --    ($34,526)
                                          ========== ========== ==========

      Income before income taxes from foreign operations for fiscal years 2000, 1999 and 1998 was $25,780,000, $13,829,000 and $11,462,000, respectively. In addition, the Company received royalty and other income from foreign sources of $369,457, $410,000 and $2,059,000, in fiscal years 2000, 1999 and 1998, respectively, which is subject to foreign tax withholding.

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

      The Company's quarterly revenue would eventually decline to $233.3 million in the March 1997 quarter, 40% lower than the peak reached in the quarter ended June 1996. Subsequently, in the latter part of calendar 1997, the industry rebounded quickly and entered into what eventually became a short-lived upturn cycle. During the June 1997 quarter, the Company's revenues grew back to $282.6 million and reached $292.1 million by the December 1997 quarter. However, the Company's outlook in late January 1998 was that the industry was again entering into a steep downturn brought on by depressed DRAM pricing and the Asia financial crisis. The Company therefore announced a further set of restructuring activities in a news release on February 12, 1998. At that time, the Compny's assessment related to industry conditions was that its revenues for the March and June 1998 quarters would decline by approximately 20%. The Company's restructuring plans aligned its cost structure to this level of revenues by exiting part of its CVD business and all of its FPD business, consolidating its manufacturing facilities and substantially reducing its remaining infrastructure and workforce. The Company's actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. The Company projected revenues to drop to a run rate of approximately $180 million per quarter and determined it needed once more to reduce its cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998 and the Company exited the remainder of its CVD operations. As a result of the restructurings in fiscal 1998, the Company reduced its global workforce by approximately 28%.

      The Company's revenue outlook in June 1998 was based on its projection that the worldwide wafer fabrication industry would deteriorate from a quarterly revenue amount of $4.2 billion to $3.2 billion, or a 25% decline. The semiconductor equipment market contracted beyond what was anticipated, to quarterly revenues of $2.6 billion as reported by Dataquest, an independent industry analysis firm. The Company's shortfall of revenues during the September 1998 quarter declined in line with the industry as a whole, and resulted in lower than anticipated revenues, falling to $142.2 million. At that point in time, the Company projected that its quarterly revenues would remain closer to the $140-$150 million level for at least the next several quarters. This necessitated another restructuring plan and further cost reductions via employee terminations, facilities consolidation and a contraction of operating activities, all of which resulted in the additional write-off of plant-related assets. This plan was announced and publicly communicated on November 12, 1998. As a result of the fiscal 1999 restructuring, the Company further reduced its global workforce by approximately 15%.

Beginning in late fiscal 1999, there were indications of a recovery in the semiconductor industry. On a global basis, semiconductor makers began adding new capacity to address an increase in the demand for semiconductors. In addition to new capacity, the semiconductor industry accelerated a migration to new materials such as copper and the new interconnect processes required to implement them. In early calendar year 2000, the Company determined that the upturn would be sustainable and that is was likely to continue through the end of the calendar year.

During the third quarter of fiscal 2000, the Company completed certain elements of its restructuring activities in accordance with its previously established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market, the Company was able to recover approximately $18.9 million of the restructuring charges recorded in prior periods. Of this amount $1.4 million was recovered due to outplacement services guaranteed by the Company for terminated employees and other exit costs not being utilized. Another $5.6 million was recovered because the Company was able to reoccupy or successfully sublease certain manufacturing and administrative facilities under long term operating leases. The Company also recovered $3.1 million through the sale of its previously abandoned and written off facility in Korea. Additionally, the Company will utilize leasehold improvements of $5.5 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business. Approximately $0.8 million was recovered from the salvage of CVD inventories previously segregated and written off due to requests from former customers to purchase certain piece parts. The remaining $2.5 million was recovered due to certain customers not utilizing system return credits they requested and which were issued as a result of the decision to exit the CVD and FPD businesses.

As a result of the continued growth of the semiconductor capital equipment market, the Company recovered an additional $17.0 million of restructuring charges during the fourth quarter of fiscal 2000 at which time we completed the remaining elements if our restructuring plan. Of this amount, $9.5 million was recovered due to lower severance and termination costs than the Company had planned for certain employees and executives. Another $3.9 million was recovered from successful subleasing or occupancy of certain manufacturing and administrative facilities due to the aforementioned faster and more robust than anticipated industry recovery. The Company also recovered approximately $1.4 million from the sale of more CVD and FPD inventory. Another $1.9 million was recovered as a result of customers not utilizing system return credits they had originally requested. Additionally, we will utilize leasehold improvements of $0.3 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business.

Below is a table summarizing activity relating to the fiscal 1999 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED  CREDITS ON
                                    AND     ON VACATED   FIXED     RETURNED
                                  BENEFITS  FACILITIES   ASSETS   EQUIPMENT    TOTAL
                                 ---------- ---------- ---------- ---------- ----------
                                                     (in thousands)
Fiscal year 1999 provision......   $16,521     $1,125    $28,141     $7,585    $53,372
Cash payments...................   (11,663)      (440)      --         (258)   (12,361)
Non-cash charges................      --          --     (28,141)    (1,959)   (30,100)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 30, 1999........     4,858        685       --        5,368     10,911
Recovery of assets..............      --          171      4,258       --        4,429
Cash payments...................    (1,831)      (680)      --         (275)    (2,786)
Non-cash charges................      --         --         --         (806)      (806)
Reversal of retructuring
  charges.......................    (3,027)      (176)    (4,258)    (2,586)   (10,047)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 25, 2000........       --         --         --      $1,701     $1,701
                                 ========== ========== ========== ========== ==========

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

     Lease Payments on Vacated Facilities relates to 24 months of rent and common area maintenance expense for the vacated facilities. The Company also estimated given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease its vacated facilities in Fremont, California.

      The Company wrote-off all leasehold improvements used in the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

Credits on Returned Equipment relate to the charge associated with the requirement by certain of the Company's customers to return their previously purchased CVD systems and spare parts. The majority of the Credit on Return Equipment reserve balance of $1.7 million as of June 25, 2000 will be utilized by the end of the current calendar year 2000.

Below is a table summarizing activity relating to the fiscal 1998 restructuring:

                                              LEASE                 EXCESS
                                 SEVERANCE   PAYMENTS  ABANDONED     AND     CREDITS ON   OTHER
                                    AND     ON VACATED   FIXED     OBSOLETE   RETURNED    EXIT
                                  BENEFITS  FACILITIES   ASSETS   INVENTORY  EQUIPMENT    COSTS     TOTAL
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
                                                                (in thousands)
Fiscal year 1998 provision......   $40,317    $16,998    $47,341    $31,933     $6,547    $5,722  $148,858
Cash payments...................    (9,766)    (1,518)       --         --         --         --   (11,284)
Non-cash charges................       --         --     (47,341)   (31,933)    (4,135)   (5,722)  (89,131)
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
Balance at June 30, 1998........    30,551     15,480        --         --       2,412        --    48,443
Adjustment......................       --         --         --         --       1,528        --     1,528
Cash payments...................   (19,777)    (3,039)       --         --      (2,150)       --   (24,966)
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
Balance at June 30, 1999........    10,774     12,441        --         --       1,790        --    25,005
Recovery of assets..............       --         --       4,656      2,249        --         --     6,905
Cash payments...................    (1,228)    (2,234)       --         --         --         --    (3,462)
Non-cash charges................       --         --         --         --         --         --         0
Reversal of retructuring charges    (7,683)    (9,277)    (4,656)    (2,249)    (1,790)       --   (25,655)
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
Balance at June 25, 2000........    $1,863       $930       --          --         --         --    $2,793
                                 ========== ========== ========== ========== ========== ========= =========

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

      The Severance and Benefits reserve balance of $1.9 million as of June 25, 2000 will be utilized to make scheduled fixed cash payments through the remainder of those former employees' separation contracts.

Lease Payments on Vacated Facilities, which were included in the restructuring charge, related to remaining rent and common area maintenance on the closed Wilmington, Massachusetts manufacturing facility. The Company also estimated, given the then-current real estate market conditions, that it would take approximately 24 months to sub-lease its excess facilities in Fremont, California. Therefore, the Company included 24 months of rent and common area maintenance expense related to excess facilities in its restructuring charge. Subsequently, the Company has subleased its excess facilities, and the remainder represents fixed commitments that will be utilized.

The Company wrote-off all fixed assets relating to the operations which were exited, leasehold improvements for the excess facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees and other assets deemed to have no future use as a result of the restructuring.

      The inventory write-off, which was included in the restructuring charge, related to inventory from the operations which were exited. The inventory write-off included raw materials on hand and inventory scheduled to be purchased under non-cancelable commitments from suppliers, spare parts, work-in-process and finished goods related to the products from the exited operations.

      Credits on Returned Equipment relates to the charge associated with the requirement by certain of the Company's customers to return their previously purchased CVD systems and spare parts. During fiscal 1999, the Company recorded an adjustment to the restructuring reserve of $1.5 million for the sale of a previously written-off machine. The remainder of the reserve was reversed during fiscal 2000.

      Other Exit Costs relates to the net book value of licensing and manufacturing agreements related to the restructured operations which, as a direct result of the restructuring plan, has no future economic benefit to us.

Below is a table summarizing activity relating to the fiscal 1997 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED
                                    AND     ON VACATED   FIXED
                                  BENEFITS  FACILITIES   ASSETS     TOTAL
                                 ---------- ---------- ---------- ----------
                                              (in thousands)
Balance at June 30, 1997........      $578     $1,086       --       $1,664
Adjustment......................     1,086     (1,086)      --            0
Cash payments...................      (406)       --        --         (406)
                                 ---------- ---------- ---------- ----------
Balance at June 30, 1998........     1,258        --        --        1,258
Cash payments...................      (409)       --        --         (409)
                                 ---------- ---------- ---------- ----------
Balance at June 30, 1999........       849        --        --          849
Reversal of retructuring
  charges.......................      (238)       --        --         (238)
Cash payments...................      (183)       --        --         (183)
                                 ---------- ---------- ---------- ----------
Balance at June 25, 2000........      $428        --        --         $428
                                 ========== ========== ========== ==========

Severance and Benefits relates to the salary and fringe benefit expense for the involuntarily terminated employees, which represented approximately 11% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The actual termination of employees occurred shortly after the plan of restructuring was finalized. During fiscal 1998, the Company revised its estimate relating to severance and benefits and transferred the excess balance of remaining lease payments on vacated facilities of $1.1 million to severance and benefits.

The Severance and Benefits reserve balance of $0.4 million as of June 25, 2000 will be utilized through the remainder of those former employees' separation contracts.

      Lease Payments on Vacated Facilities relate to rent and common area maintenance expense for the vacated facilities.

      The Company wrote-off all leasehold improvements used in the vacated facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

NOTE Q: PURCHASED TECHNOLOGY FOR R&D

During the second quarter of fiscal 2000, the Company purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc ("Oliver"). The Company recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which will be amortized ratably over their estimated useful life of five years. Accumulated amortization for fiscal 2000 was $150,000. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use. The Company may make up to $2.0 million in additional license payments to Oliver based on product sales in the event Lam is successful in the commercialization of this technology.

      During fiscal 1998, the Company purchased a non-exclusive, worldwide license from Trikon Technologies, Inc. ("Trikon") for its MØRI source technology. During fiscal 1998, the Company recorded a charge for the purchase of technology of $12.1 million for the initial payment on the license and for the purchase of a Trikon system to be utilized for R&D. The technology is being used in a single discrete etch product development project and has no future alternative use. An additional $5.0 million for the license became payable and was paid in fiscal 1999.

NOTE R: LITIGATION

      In October, 1993 Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on the Company's alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and Lam's infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether Lam's infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. In September 1999, a hearing was held on a summary judgment motion which might dispose of a number of Varian's claims, but the Court has not yet issued a final ruling on that motion. Accordingly, to date, there has been no determination as to the actual scope of those claims, or whether Lam's products have infringed or are infringing Varian's patents. A trial date previously scheduled for March 2000 was vacated, pending the court's decision of certain motions. There have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on the Company's operating results or the Company's financial position.

     In September 1999, Tegal brought suit against Lam in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on Lam's alleged infringement of certain patents held by Tegal. Specifically, Tegal identified the Company's 4520XLe and Exelan products as infringing the patents Tegal is asserting. On the Company's motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, there has been no determination as to the actual scope of those claims, or whether the Company's products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action, which have caused the Company reasonably to believe that any infringement if found, or any damages, if awarded, could have a material adverse effect on the Company's operating results or our financial position.

From time to time, the Company has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by its products. In such cases, it is the Company's policy to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's consolidated financial position or operating results.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Lam Research Corporation
Fremont, California

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 25, 2000 and June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 25, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 25, 2000 and June 30, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 25, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By:	/s/ JAMES W. BAGLEY

James W. Bagley,
Chairman, Chief Executive Officer

Dated: September 19, 2000

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

          SIGNATURES                       TITLE                     DATE
------------------------------ ------------------------------ -------------------
/s/ JAMES W. BAGLEY            Chairman, Chief Executive      September 19, 2000
------------------------------ Officer
  James W. Bagley

/s/ MERCEDES JOHNSON           Vice President, Finance and    September 19, 2000
------------------------------ Chief Financial Officer
 Mercedes Johnson              (Principal Financial Officer
                               and Principal Accounting
                               Officer)

/s/ DAVID G. ARSCOTT           Director                       September 19, 2000
------------------------------
 David G. Arscott

/s/ RICHARD J. ELKUS, JR.      Director                       September 19, 2000
------------------------------
Richard J. Elkus, Jr.

/s/ ROGER D. EMERICK           Director                       September 19, 2000
------------------------------
 Roger D. Emerick

/s/ JACK R. HARRIS             Director                       September 19, 2000
------------------------------
Jack R. Harris

/s/ GRANT M. INMAN             Director                       September 19, 2000
------------------------------
Grant M. Inman

/s/ KENNETH M. THOMPSON        Director                       September 19, 2000
------------------------------
Kenneth M. Thompson

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

LAM RESEARCH CORPORATION

                                                  ADDITIONS
                                    ---------------------------------
                                      BALANCE     CHARGED    CHARGED                  BALANCE
                                        AT          TO         TO                       AT
                                     BEGINNING     COSTS      OTHER                     END
                                        OF          AND     ACCOUNTS  DEDUCTIONS        OF
            DESCRIPTION               PERIOD     EXPENSES   DESCRIBE   DESCRIBE       PERIOD
----------------------------------- ----------- ----------- --------- -----------   -----------
              COL. A                  COL. B      COL. C                COL. D        COL. E
----------------------------------- ----------- -----------           -----------   -----------
YEAR ENDED JUNE 25, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts.. $4,580,000   1,525,000    $--      1,535,000 (1) 4,570,000
YEAR ENDED JUNE 30, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts.. $5,103,000      --         --       $523,000 (1)$4,580,000
YEAR ENDED JUNE 30, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts.. $2,377,000  $2,900,000    $--       $174,000 (1)$5,103,000

(1) Represents specific customer accounts written-off.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 25, 2000
EXHIBIT INDEX

Exhibit	Description
3.1(7)	Certificate of Incorporation of the Registrant, as amended.
3.2(13)	Amended and Restated By Laws of the Registrant, dated March 24, 1997.
4.1(1)	Amended 1981 Incentive Stock Option Plan and Forms of Stock Option Agreements.
4.2(1)	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.
4.3(21)	Amended 1984 Employee Stock Purchase Plan and Form of Subscription Agreement.
4.4(8)	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.
4.5(10)	1996 Performance-Based Restricted Stock Plan.
4.7(1)	Rights Agreement, dated as of January 23, 1997, between the Registrant and ChaseMellon Shareholder Service, L.L.C., which includes Exhibit B thereto the Form of Right Certificate.
4.8(24)	Amended and restated 1997 Stock Incentive Plan.
4.9(24)	1999 Stock Option Plan.
4.10(28)	Lam Research Corporation 1999 Employee Stock Purchase Plan.
4.11(30)	Amended and restated 1996 Performance-Based Restricted Stock Plan.
4.12(30)	Amended and restated 1999 Stock Option Plan.
10.3(2)	Form of Indemnification Agreement.
10.7(3)	Roger D. Emerick Promissory Note and Deed of Trust.
10.12(4)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.
10.16(5)	License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.
10.19(6)	Deferred Compensation Agreement with Roger D. Emerick.
10.27(7)	Receivables Purchase Agreement between Lam Research Corporation and ABN AMRO Bank N.V., Tokyo Branch.
10.28(7)	Guaranty of Supplemental Receivables Purchase Agreement between Lam Research Corporation and ABN AMRO Bank N.V., Tokyo Branch dated June 28, 1995.
10.29(8)	Credit Agreement Between Lam Research Corporation and ABN AMRO Bank N. V., as agent for a syndicate of banks, dated December 20, 1995.
10.30(9)	1996. Lease Agreement Between Lam Research Corporation and the Industrial Bank of Japan, Limited dated March 27, 1996.
10.31(10)	Term Loan Agreement between The Sakura Bank Limited and Lam Research Co., Ltd. dated June 26, 1996.
10.32(10)	The Continuing Guaranty between The Sakura Bank Limited and Lam Research Corporation dated June 26, 1996.
10.33(11)	Employment contract for Roger D. Emerick, effective July 1, 1996.
10.34(12)	Agreement between Registrant and Henk J. Evenhuis, dated January 21, 1997.
10.35(14)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc. dated as of March 24, 1997.
10.37(15)	Second Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco International Branch dated March 30, 1997.
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

10.49(20)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.
10.50(22)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.
10.51(22)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.
10.52(23)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.
10.53(23)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.
10.54(19)	Indenture by and between the Company and LaSalle National Bank dated as of August 15, 1997.
10.55(19)	Registration Rights Agreement by and between the Company and Deutsche Morgan Grenfeld Inc., ABN AMRO Rothschild, and Lombard Odier International Underwriters Limited, dated as of August 15, 1997.
10.56(23)	Amended and restated Roger D. Emerick Promissory Note and Deed of Trust dated April 8, 1998.
10.57(23)	Waiver Agreement between Lam Research Co., Ltd. And Sakura Bank Limited, dated July 20, 1998.
10.58(24)	Loan Agreement between Lam Research Co., LTD and ABN AMRO Bank N.V., dated September 30, 1998.
10.59(24)	Guaranty to Loan Agreement between Lam Research Co., LTD and ABN AMRO Bank N.V., dated September 30, 1998.
10.60(24)	Second Addendum to Employment Agreement between Lam Research Corporation and Roger D. Emerick, effective September 1, 1998.
10.61(25)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.
10.62(25)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.63(25)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.64(25)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.66(26)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.
10.67(27)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co. and Collateral Appendix thereto, dated June 1999.
10.68(27)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.
10.69(29)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products dated August 31, 1999.
10.70(31)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.
10.71(31)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney.
27	Financial Data Schedule.

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

(25) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(26) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999.

(27) Incorporated by reference to Registrant's Report on Form 8-K dated June 22, 1999.

(28) Incorporated by reference to Registrant's Report on Form S-8 dated November 5, 1998.

(29) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

(30) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(31) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.