Form 10-Q
period 2000-09-24
LAM RESEARCH CORP
filed 2000-11-07
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-12933

LAM RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2634797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4650 Cushing Parkway
Fremont, California    94538
(Address of principal executive offices including zip code)

(510) 659-0200
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of September 24, 2000 there were 124,658,731 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                       September 24,   June 25,
                                                           2000          2000
                                                       ------------  ------------
                                                        (unaudited)
Assets

Cash and cash equivalents............................ $     74,453  $     70,056
Short-term investments...............................      299,316       301,666
Accounts receivable, net.............................      387,784       323,935
Inventories..........................................      255,452       227,169
Prepaid expenses and other assets....................       21,363        22,001
Deferred income taxes................................       76,508        76,508
                                                       ------------  ------------
          Total Current Assets.......................    1,114,876     1,021,335
Property and Equipment,net...........................      122,800       119,192
Restricted cash......................................       60,348        60,348
Deferred income taxes................................       12,317        12,317
Other assets.........................................       33,179        31,645
                                                       ------------  ------------
          Total Assets............................... $  1,343,520  $  1,244,837
                                                       ============  ============
Liabilities and Stockholders' Equity

Trade accounts payable............................... $     83,381  $     76,648
Accrued expenses and other
   current liabilities...............................      222,390       203,476
Current portion of long-term debt and
   capital lease obligations.........................        9,168         7,632
                                                       ------------  ------------
          Total Current Liabilities..................      314,939       287,756
Long-term debt and capital lease
   obligations, less current portion.................      320,819       321,657
                                                       ------------  ------------
          Total Liabilities..........................      635,758       609,413
Preferred stock:  5,000 shares authorized;
   none outstanding..................................         --            --
Common Stock, at par value of $0.001 per share
   Authorized -- 400,000 shares; issued and
     outstanding 124,659 shares at September 24, 2000
     and 124,389 shares at June 25, 2000.............          125           124
Additional paid-in capital...........................      442,056       441,949
Treasury stock.......................................      (16,181)      (26,438)
Accumulated other comprehensive loss.................       (4,962)       (7,501)
Retained earnings....................................      286,724       227,290
                                                       ------------  ------------
          Total Stockholders' Equity.................      707,762       635,424
                                                       ------------  ------------
          Total Liabilities and Stockholders' Equity. $  1,343,520  $  1,244,837
                                                       ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                   Three Months Ended
                               --------------------------
                               September 24, September 26,
                                  2000          1999
                               ------------  ------------
Total revenue................ $    432,041  $    241,582

  Cost of goods sold.........      232,795       140,771
                               ------------  ------------
Gross margin                       199,246       100,811
  Research and development...       56,531        39,264
  Selling, general and
    administrative...........       52,941        34,500
                               ------------  ------------
Operating income ............       89,774        27,047
Other income, net............        4,639           378
                               ------------  ------------
Income before taxes..........       94,413        27,425
Income tax expense...........       28,324         2,743
                               ------------  ------------
Net income................... $     66,089  $     24,682
                               ============  ============
Net income per share
   Basic..................... $       0.53  $       0.21
                               ============  ============
   Diluted................... $       0.48  $       0.19
                               ============  ============
Number of shares used in
  per share calculations:
   Basic.....................      124,477       117,252
                               ============  ============
   Diluted...................      144,320       127,752
                               ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                      September 24, September 26,
                                                          2000          1999
                                                      ------------  ------------
Cash flows from operating activities:

  Net income........................................ $     66,089  $     24,682
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization.....................       13,260        11,354
  Change in working capital
    accounts........................................      (66,234)      (32,329)
                                                      ------------  ------------
Net cash provided by operating
  activities........................................       13,115         3,707
                                                      ------------  ------------

Cash flows from investing activities:

  Capital expenditures, net.........................      (15,956)       (5,541)
  Purchases of short-term investments...............     (215,387)     (782,695)
  Sales/maturities of short-term investments........      217,737       799,328
  Other, net........................................       (1,824)        1,273
                                                      ------------  ------------
Net cash provided by (used in) investing activities.      (15,430)       12,365
                                                      ------------  ------------

Cash flows from financing activities:

  Treasury stock repurchases........................       (3,515)       (5,146)
  Reissuance of treasury stock......................        7,117         8,421
  Sale of stock, net of issuance costs..............          108         5,160
  Principal payments on long-term debt
    and capital lease obligations...................         (674)       (8,521)
  Net proceeds from the issuance of short and
    long term debt..................................        3,441         8,685
                                                      ------------  ------------
Net cash provided by financing activities...........        6,477         8,599
                                                      ------------  ------------
  Effect of exchange rate changes on cash...........          235        (5,587)
                                                      ------------  ------------
Net increase in cash and
  cash equivalents..................................        4,397        19,084
Cash and cash equivalents at beginning of period....       70,056        37,965
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $     74,453  $     57,049
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 24, 2000
(Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 25, 2000, which are included in the Annual Report on Form 10-K, File Number 0-12933. All prior year shares amounts have been adjusted to reflect three for one stock split.

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition: Sales of the Company's products are generally recorded upon shipment. Estimated costs to be incurred by the Company related to product installation and warranty fulfillments are accrued at the date of shipment. Service revenue is recognized when services are provided. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. SAB 101 may require that some or all of that revenue not be recognized until the product is actually accepted by the customers, an event, which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore might delay our recognition of revenue, compared to our current practice, for one or more quarters, causing an adverse impact on our operating results during the quarters in which product has been shipped, but not yet accepted by the customer.

Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. The impact of this change, if any, on previously recognized revenue would result in a cumulative adjustment to retained earnings as of the beginning of the fiscal year the Company adopts SAB 101. The SEC has delayed the required implementation date, which for the Company, will be the fourth quarter of fiscal 2001. Previously reported unaudited fiscal year 2001 quarterly operating results would be restated to reflect the impact, if any, of SAB 101 on the Company's revenue recognition policy. The Company is still in the process of assessing the impact of SAB 101 on its consolidated reported results of operations based on the SEC's most recently issued guidance.

Derivative Instruments and Hedging.. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. The adoption of FAS 133 did not have a material impact on the Company's consolidated financial position or overall trends in results of operations.

Employee Stock Plans: In March 2000, the FASB issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE C -- INVENTORIES

Inventories consist of the following at:

                                  September 24,   June 25,
                                      2000          2000
                                  ------------  ------------
                                      (in thousands)
Raw materials................... $    175,050  $    153,721
Work-in-process.................       61,480        53,221
Finished goods..................       18,922        20,227
                                  ------------  ------------
                                 $    255,452  $    227,169
                                  ============  ============

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                  September 24,   June 25,
                                      2000          2000
                                  ------------  ------------
                                      (in thousands)
Equipment....................... $    140,103  $    137,526
Leasehold improvements..........       85,612        79,162
Furniture and fixtures..........       69,718        64,694
                                  ------------  ------------
                                      295,433       281,382
Less allowance for depreciation
  and amortization..............     (172,633)     (162,190)
                                  ------------  ------------
                                 $    122,800  $    119,192
                                  ============  ============

NOTE E -- OTHER INCOME, NET

The significant components of other income, net are as follows:

                                      Three Months Ended
                                  --------------------------
                                  September 24, September 26,
                                     2000          1999
                                  ------------  ------------
                                      (in thousands)
Interest expense................ $     (4,109) $     (4,845)
Interest income.................        9,208         5,475
Other...........................         (460)         (252)
                                  ------------  ------------
                                 $      4,639  $        378
                                  ============  ============

NOTE F -- NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period. For the quarter ended September 24, 2000, diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the convertible subordinated notes to common shares. For the quarter ended September 26, 1999, diluted net income per share includes the assumed exercise of employee stock options; the assumed conversion of the convertible subordinated notes to common shares was excluded from diluted net income per share because its effect would have been antidilutive.

The Company's basic and diluted net income per share amounts is as follows:

                                                              Three Months Ended
                                                          --------------------------
                                                          September 24, September 26,
                                                             2000          1999
                                                          ------------  ------------
                                                        (in thousands, except per share data)

Numerator:
  Numerator for basic net income per share.............. $     66,089  $     24,682
  Add: Interest expense on convertible
     subordinated notes, net of taxes...................        3,025            --
                                                          ------------  ------------
  Numerator for diluted net income per share............       69,114        24,682
                                                          ============  ============
Denominator:
  Basic net income per share -- average
     shares outstanding.................................      124,477       117,252
     Effect of potential dilutive securities:
     Convertible subordinated notes.....................       10,587            --
     Employee stock plans...............................        9,256        10,500
                                                          ------------  ------------
  Diluted net income per share -- average
     shares outstanding and other potential
     common shares......................................      144,320       127,752
                                                          ------------  ------------
Basic net income per share..............................        $0.53         $0.21
                                                          ============  ============
Diluted net income per share............................        $0.48         $0.19
                                                          ============  ============

NOTE G -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                      Three Months Ended
                                  --------------------------
                                  September 24, September 26,
                                     2000          1999
                                  ------------  ------------
                                      (in thousands)
Net income ..................... $     66,089  $     24,682
Foreign currency translation
  adjustment....................        2,453        (5,587)
Derivatives - cash flow hedging
  adjustment......................         86           -
                                  ------------  ------------
Comprehensive income ........... $     68,628  $     19,095
                                  ============  ============

Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment and the activity related to derivatives classified as cash flow hedges held by the Company from June 26, 2000 through September 24, 2000.

NOTE H -- DERIVATIVE INSTRUMENTS AND HEDGING

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

The Company conducts its business in a number of foreign countries and sells its systems and spare parts directly to customers in Japan through its Japanese subsidiary. These sales are generally denominated in the local country's currency. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. The Company's policy is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted Yen denominated cash flows resulting from sales by the Company's Japanese subsidiary to third-party customers, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts generally expiring within 12 months, and no later than 24 months, to hedge portions of its forecasted revenue denominated in Japanese Yen. These foreign currency forward contracts are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gain or loss recorded in other comprehensive income (a component of stockholders' equity) and subsequently recognized in earnings in the same period the hedged forecasted transaction (i.e. the forecasted Japanese subsidiary sale) affects earnings. The Company does not use derivatives for trading purposes.

The effectiveness test for these currency forward contracts is determined by using the foreign currency spot rate versus current balance sheet spot rate comparison. SFAS 133 permits the exclusion from the effectiveness assessment of the time value portion of the change in value of the currency forward contract. The change in fair value of the time value portion of the derivative is considered by the Company to be inherently ineffective and is immediately adjusted through earnings as a component of other income and expense each accounting period. During the three month period ended September 24, 2000, the Company recognized a net gain of $735,000 related to this portion of the hedging instrument excluded from the assessment of hedge effectiveness.

At September 24, 2000, the Company expects to reclassify the amount accumulated in other comprehensive income to earnings during the next twelve months due to the recognition of revenue by the Company's Japanese subsidiary.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be reclassified into earnings as a component of other income and expense. No such amounts were recorded in earnings during the three-month period ended September 24, 2000.

The following table summarizes activity in other comprehensive income related solely to derivatives classified as cash flow hedges held by the Company during the period from June 26, 2000 through September 24, 2000.

                                                                        (in thousands)
                                                                        ------------
Cumulative effect of adopting FAS 133...................               $        494
Reclassified into income from other comprehensive income                       (471)
Changes in fair value of derivatives, net...............                         63
                                                                        ------------
     Other comprehensive income,net ....................               $         86
                                                                        ============

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables recorded on Lam U.S. books into the U.S. dollar functional currency. These derivatives do not qualify for hedge accounting and therefore, the change in fair value of these derivatives are adjusted to fair value through income as a component of other income and expense as an offset to the change in fair value of the foreign currency denominated intercompany receivables.

NOTE I -- RESTRUCTURING

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

The Company's quarterly revenue would eventually decline to $233.3 million in the March 1997 quarter, 40% lower than the peak reached in the quarter ended June 1996. Subsequently, in the latter part of calendar 1997, the industry rebounded quickly and entered into what eventually became a short-lived upturn cycle. During the June 1997 quarter, the Company's revenues grew back to $282.6 million and reached $292.1 million by the December 1997 quarter. However, the Company's outlook in late January 1998 was that the industry was again entering into a steep downturn brought on by depressed DRAM pricing and the Asia financial crisis. The Company therefore announced a further set of restructuring activities in a news release on February 12, 1998. At that time, the Company's assessment of industry conditions was that its revenues for the March and June 1998 quarters would decline by approximately 20%. The Company's restructuring plans aligned its cost structure to this level of revenues by exiting part of its Chemical Vapor Deposition ("CVD") business and all of its Flat Panel Display ("FPD") business, consolidating its manufacturing facilities and substantially reducing its remaining infrastructure and workforce. The Company's actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. The Company projected revenues to drop to a run rate of approximately $180 million per quarter and determined it needed once more to reduce its cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998 and the Company exited the remainder of its CVD operations. As a result of the restructurings in fiscal 1998, the Company reduced its global workforce by approximately 28%.

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

As a result of the continued growth of the semiconductor capital equipment market, the Company recovered an additional $17.0 million of restructuring charges during the fourth quarter of fiscal 2000 at which time the Company completed the remaining elements of its restructuring plan. Of this amount, $9.5 million was recovered due to lower severance and termination costs than the Company had planned for certain employees and executives. Another $3.9 million was recovered from successful subleasing or occupancy of certain manufacturing and administrative facilities due to the aforementioned faster and more robust than anticipated industry recovery. The Company also recovered approximately $1.4 million from the sale of more of the aforementioned CVD and FPD inventory. Another $1.9 million was recovered as a result of customers not utilizing system return credits they had originally requested. Additionally, the Company will utilize leasehold improvements of $0.3 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business.

Below is a table summarizing restructuring activity relating to the fiscal 1999 restructuring:

                                           Lease                Credits
                              Severance  Payments   Abandoned     on
                                 and     on Vacated   Fixed    Returned
                              Benefits   Facilities  Assets    Equipment    Total
                              ---------  ---------  ---------  ---------  ---------
                                                   (in thousands)
Fiscal year 1999 provision.. $  16,521  $   1,125  $  28,141  $   7,585  $  53,372
Cash payments...............   (11,663)      (440)       --        (258)   (12,361)
Non-cash charges............       --          --    (28,141)    (1,959)   (30,100)
                              ---------  ---------  ---------  ---------  ---------
Balance at June 30, 1999....     4,858        685        --       5,368     10,911
Recovery of assets..........       --         171      4,258        --       4,429
Cash payments...............    (1,831)      (680)       --        (275)    (2,786)
Non-cash charges............       --         --         --        (806)      (806)
Reversal of retructuring
  charges...................    (3,027)      (176)    (4,258)    (2,586)   (10,047)
                              ---------  ---------  ---------  ---------  ---------
Balance at June 25, 2000....       --         --         --       1,701      1,701
Cash payments...............       --         --         --         --         --
Non-cash charges............       --         --         --        (633)      (633)
                              ---------  ---------  ---------  ---------  ---------
Balance at
  September 24, 2000........ $     --   $     --   $     --   $   1,068  $   1,068
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

Credits on Returned Equipment relate to the charge associated with the requirement by certain of the Company's customers to return their previously purchased CVD systems and spare parts. The majority of the Credit on the Returned Equipment reserve balance of $1.1 million as of September 24, 2000 is expected to be utilized by the end of the current calendar year 2000.

Below is a table summarizing restructuring activity relating to the fiscal 1998 restructuring:

                                           Lease                Excess     Credits
                              Severance  Payments   Abandoned     and        on        Other
                                 and     on Vacated   Fixed    Obsolete   Returned     Exit
                              Benefits   Facilities  Assets    Inventory  Equipment    Costs      Total
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                             (in thousands)
Fiscal year 1998 provision.. $  40,317  $  16,998  $  47,341  $  31,933  $   6,547  $   5,722  $ 148,858
Cash payments...............    (9,766)    (1,518)        --         --         --         --    (11,284)
Non-cash charges............        --         --    (47,341)   (31,933)    (4,135)    (5,722)   (89,131)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at June 30, 1998....    30,551     15,480         --         --      2,412         --     48,443
Adjustment..................        --         --         --         --      1,528         --      1,528
Cash payments...............   (19,777)    (3,039)        --         --     (2,150)        --    (24,966)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at June 30, 1999....    10,774     12,441         --         --      1,790         --     25,005
Recovery of assets..........        --         --      4,656      2,249         --         --      6,905
Cash payments...............    (1,228)    (2,234)        --         --         --         --     (3,462)
Reversal of retructuring
  charges...................    (7,683)    (9,277)    (4,656)    (2,249)    (1,790)        --    (25,655)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at June 25, 2000....     1,863        930         --         --         --         --      2,793
Recovery of assets............      --         --         --        242         --         --        242
Cash payments...............      (194)       (95)        --         --         --         --       (289)
Reversal of retructuring
  charges...................        --         --         --       (242)        --         --       (242)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at
  September 24, 2000........ $   1,669  $     835  $      --  $      --  $      --  $      --  $   2,504
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

The Severance and Benefits reserve balance of $1.7 million as of September 24, 2000 will be utilized to make scheduled fixed cash payments through the remainder of those former employees' separation contracts.

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

Below is a table summarizing restructuring activity relating to the fiscal 1997 restructuring:

                                           Lease
                              Severance  Payments   Abandoned
                                 and     on Vacated   Fixed
                              Benefits   Facilities  Assets      Total
                              ---------  ---------  ---------  ---------
                                         (in thousands)
Balance at June 30, 1997.... $     578  $   1,086  $     --   $   1,664
Adjustment..................     1,086     (1,086)       --         --
Cash payments...............      (406)        --        --        (406)
                              ---------  ---------  ---------  ---------
Balance at June 30, 1998....     1,258         --        --       1,258
Cash payments...............      (409)        --        --        (409)
                              ---------  ---------  ---------  ---------
Balance at June 30, 1999....       849         --        --         849
Reversal of retructuring
  charges...................      (238)        --        --        (238)
Cash payments...............      (183)        --        --        (183)
                              ---------  ---------  ---------  ---------
Balance at June 25, 2000....       428         --        --         428
Cash payments...............       (47)        --        --         (47)
                              ---------  ---------  ---------  ---------
Balance at
  September 24, 2000........ $     381  $      --  $     --   $     381
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

The Severance and Benefits reserve balance of $0.4 million as of September 24, 2000 will be utilized through the remainder of those former employees' separation contracts.

Lease Payments on Vacated Facilities relate to rent and common area maintenance expense for the vacated facilities.

During fiscal 1997 the Company wrote-off all leasehold improvements used in the vacated facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

NOTE J -- LITIGATION

See Part II, item 1 for discussion of litigation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 25, 2000. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 6 to 16 of this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10K for a full understanding of our financial position and results of operations for the quarterly period ended September 24, 2000.

RESULTS OF OPERATIONS

Total Revenue

Our total revenue for the quarter ended September 24, 2000 was $432.0 million, 79% higher than the corresponding first quarter in fiscal 2000 of $241.6 million. We experienced increased revenue from all of our product lines.

The geographic breakdown of revenue is as follows:

                          Three Months Ended
                      --------------------------
                      September 24, September 26,
                         2000          1999
                      ------------  ------------
North America.......           34%           40%
Europe..............           24%           18%
Asia Pacific........           29%           28%
Japan...............           13%           14%

Gross Margin

Our gross margin percentage increased to 46.1% for the quarterly period ending September 24, 2000 compared to 41.7% for the same period in the prior fiscal year. The increase in our gross margin percentage was mainly due to the favorable impact of higher sales volume, the efficiencies of "lean" manufacturing techniques, and continued material cost reductions.

Research and Development

Research and Development ("R&D") expenses for the quarter ended September 24, 2000, were $56.5 million, 44.0% higher than the corresponding first quarter in fiscal 2000. However, as a percentage of revenue, R&D expenses were 13.1% of total revenue for the first quarter of fiscal 2001, compared to 16.3% of total revenue for the corresponding quarter in fiscal 2000. The decrease in R&D expenses as a percent of revenue is mainly due to the significant increase in revenue for the first quarter of fiscal 2001. The increase in R&D expenses in absolute dollars was a result of our continued investments in advanced etch and CMP applications and enhancements to our existing products, including developing the technology necessary to support smaller feature size, copper based devices and 300 mm wafers. We believe that in order to remain competitive, we must continue to invest substantially in R&D.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses were 12.3% of total revenue for the first quarter of fiscal 2001, as compared to 14.3% of total revenue in the first quarter of fiscal 2000, but increased in absolute dollars from $34.5 million in September 1999 to $52.9 million in September 2000. SG&A expenses decreased as a percent of revenue mainly due to the significant increase in revenue for the quarter ended September 24, 2000. The increase in SG&A expenses in absolute dollars was largely a result of increased headcount related to higher sales, marketing and administrative support for our expanding business as well as increased incentive payments to our employees.

New Accounting Pronouncements

FAS 133. On July 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability, and measures them at fair value. The adoption of FAS 133 did not have a material impact on our consolidated financial position or overall trends in results of operations.

FIN 44. In March 2000, the FASB issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial position or results of operations.

Restructuring Charge

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

Our quarterly revenue would eventually decline to $233.3 million in the March 1997 quarter, 40% lower than the peak reached in the quarter ended June 1996. Subsequently, in the latter part of calendar 1997, the industry rebounded quickly and entered into what eventually became a short-lived upturn cycle. During the June 1997 quarter, our revenues grew back to $282.6 million and reached $292.1 million by the December 1997 quarter. However, our outlook in late January 1998 was that the industry was again entering into a steep downturn brought on by depressed DRAM pricing and the Asia financial crisis. We therefore announced a further set of restructuring activities in a news release on February 12, 1998. At that time, our assessment of industry conditions was that our revenues for the March and June 1998 quarters would decline by approximately 20%. Our restructuring plans aligned our cost structure to this level of revenues by exiting part of our CVD business and all of our FPD business, consolidating our manufacturing facilities and substantially reducing our remaining infrastructure and workforce. Our actual June 1998 revenues were in line with those expectations; however, by the mid-June 1998 time-frame the industry conditions further deteriorated and the outlook for future quarters significantly worsened. We projected revenues to drop to a run rate of approximately $180 million per quarter and determined we needed once more to reduce our cost structure in line with the projected reductions in revenue. Accordingly, another separate restructuring plan was developed and announced in June 1998 and we exited the remainder of our CVD operations. As a result of the restructurings in fiscal 1998, we reduced our global workforce by approximately 28%.

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

As a result of the continued growth of the semiconductor capital equipment market, we recovered an additional $17.0 million of restructuring charges during the fourth quarter of fiscal 2000 at which time we completed the remaining elements of our restructuring plan. Of this amount, $9.5 million was recovered due to lower severance and termination costs than we had planned for certain employees and executives. Another $3.9 million was recovered from successful subleasing or occupancy of certain manufacturing and administrative facilities due to the aforementioned faster and more robust than anticipated industry recovery. We also recovered approximately $1.4 million from the sale of more of the aforementioned CVD and FPD inventory. Another $1.9 million was recovered as a result of customers not utilizing system return credits they had originally requested. Additionally, we will utilize leasehold improvements of $0.3 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business.

Below is a table summarizing activity relating to the fiscal 1999 restructuring:

                                           Lease                Credits
                              Severance  Payments   Abandoned     on
                                 and     on Vacated   Fixed    Returned
                              Benefits   Facilities  Assets    Equipment    Total
                              ---------  ---------  ---------  ---------  ---------
                                                   (in thousands)
Fiscal year 1999 provision.. $  16,521  $   1,125  $  28,141  $   7,585  $  53,372
Cash payments...............   (11,663)      (440)       --        (258)   (12,361)
Non-cash charges............       --          --    (28,141)    (1,959)   (30,100)
                              ---------  ---------  ---------  ---------  ---------
Balance at June 30, 1999....     4,858        685        --       5,368     10,911
Recovery of assets..........       --         171      4,258        --       4,429
Cash payments...............    (1,831)      (680)       --        (275)    (2,786)
Non-cash charges............       --         --         --        (806)      (806)
Reversal of retructuring
  charges...................    (3,027)      (176)    (4,258)    (2,586)   (10,047)
                              ---------  ---------  ---------  ---------  ---------
Balance at June 25, 2000....       --         --         --       1,701      1,701
Cash payments...............       --         --         --         --         --
Non-cash  charges...........       --         --         --        (633)      (633)
                              ---------  ---------  ---------  ---------  ---------
Balance at
  September 24, 2000........ $     --   $     --   $     --   $   1,068  $   1,068
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

Credits on Returned Equipment relate to the charge associated with the requirement by certain of our customers to return their previously purchased CVD systems and spare parts. The majority of the Credit on the Returned Equipment reserve balance of $1.1 million as of September 24, 2000 is expected to be utilized by the end of the current calendar year 2000.

Below is a table summarizing activity relating to the fiscal 1998 restructuring:

                                           Lease                Excess     Credits
                              Severance  Payments   Abandoned     and        on        Other
                                 and     on Vacated   Fixed    Obsolete   Returned     Exit
                              Benefits   Facilities  Assets    Inventory  Equipment    Costs      Total
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                             (in thousands)
Fiscal year 1998 provision.. $  40,317  $  16,998  $  47,341  $  31,933  $   6,547  $   5,722  $ 148,858
Cash payments...............    (9,766)    (1,518)        --         --         --         --    (11,284)
Non-cash charges............        --         --    (47,341)   (31,933)    (4,135)    (5,722)   (89,131)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at June 30, 1998....    30,551     15,480         --         --      2,412         --     48,443
Adjustment..................        --         --         --         --      1,528         --      1,528
Cash payments...............   (19,777)    (3,039)        --         --     (2,150)        --    (24,966)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at June 30, 1999....    10,774     12,441         --         --      1,790         --     25,005
Recovery of assets..........        --         --      4,656      2,249         --         --      6,905
Cash payments...............    (1,228)    (2,234)        --         --         --         --     (3,462)
Reversal of retructuring
  charges...................    (7,683)    (9,277)    (4,656)    (2,249)    (1,790)        --    (25,655)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at June 25, 2000....     1,863        930         --         --         --         --      2,793
Recovery of assets............      --         --         --        242         --         --        242
Cash payments...............      (194)       (95)        --         --         --         --       (289)
Reversal of retructuring
  charges...................        --         --         --       (242)        --         --       (242)
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance at
  September 24, 2000........ $   1,669  $     835  $      --  $      --  $      --  $      --  $   2,504
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

The Severance and Benefits reserve balance of $1.7 million as of September 24, 2000 will be utilized to make scheduled cash payments through the remainder of those former employees' separation contracts.

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

Below is a table summarizing activity relating to the fiscal 1997 restructuring:

                                           Lease
                              Severance  Payments   Abandoned
                                 and     on Vacated   Fixed
                              Benefits   Facilities  Assets      Total
                              ---------  ---------  ---------  ---------
                                         (in thousands)
Balance at June 30, 1997.... $     578  $   1,086  $     --   $   1,664
Adjustment..................     1,086     (1,086)       --         --
Cash payments...............      (406)        --        --        (406)
                              ---------  ---------  ---------  ---------
Balance at June 30, 1998....     1,258         --        --       1,258
Cash payments...............      (409)        --        --        (409)
                              ---------  ---------  ---------  ---------
Balance at June 30, 1999....       849         --        --         849
Reversal of retructuring
  charges...................      (238)        --        --        (238)
Cash payments...............      (183)        --        --        (183)
                              ---------  ---------  ---------  ---------
Balance at June 25, 2000....       428         --        --         428
Cash payments...............       (47)        --        --         (47)
                              ---------  ---------  ---------  ---------
Balance at
  September 24, 2000........ $     381  $      --  $     --   $     381
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

The Severance and Benefits reserve balance of $0.4 million as of September 24, 2000 will be utilized to make scheduled periodic cash payments through the remainder of those former employees' separation contracts.

Lease Payments on Vacated Facilities relate to rent and common area maintenance expense for the vacated facilities.

During fiscal 1997 we wrote- off all leasehold improvements used in vacated facilities, computer equipment, furniture and fixtures related to the involuntarily terminated employees, and other assets deemed to have no future use as a result of the restructuring.

Tax Expenses

Income tax was recorded using a 30% tax rate assumption based on our current revenue and profit outlook for fiscal 2001.

Transition to Single European Currency

During fiscal 1999, we established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. We met all related legal requirements by January 1, 1999, and we expect to meet all legal requirements through the transition period. We do not expect the cost of any related system modifications to be material and do not currently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities, or will result in any material increase in transaction costs. We will continue to evaluate the impact of the introduction of the Euro; however, based on currently available information, management does not believe that the introduction of the Euro has or will have a material adverse impact on our financial condition or results of our operations.

Year 2000 Issues

To date, we have not experienced any material Year 2000 related issues, and we expect only minimal future Year 2000 issues, if any, based on the performance to date of internal systems that we use and the products we supply to our customers.

LIQUIDITY AND CAPITAL RESOURCES

As of September 24, 2000, we had $434.1 million in cash, cash equivalents, short-term investments, and restricted cash compared with $432.1 million at June 25, 2000. We had a total of $100.0 million available under a syndicated bank line of credit, which is due to expire in April 2001. Borrowings are subject to our compliance with financial and other covenants set forth in the credit documents. During fiscal 1999, we amended the syndicated bank line of credit with respect to certain applicable covenant requirements and amended the line of credit borrowing rates to a range of 0.55% to 1.25% over LIBOR. At September 24, 2000, we were in compliance with all our financial and other covenants.

Net cash provided by operating activities was $13.1 million for the quarter ending September 24, 2000. This primarily resulted from net income of $66.1 million and non-cash charges for depreciation of $13.3 million and sales of accounts receivables of $57.5 million, offset by net uses of working capital of $123.8 million. Increases in accounts receivable and inventory resulted from the increase in sales volume and were partially offset by the increase in accounts payable and accrued liabilities.

Net cash used in investing activities during the first quarter of fiscal 2001 was $15.4 million, which stemmed primarily from the net purchase of short-term investments of $2.4 million and net capital expenditures of $16.0 million.

Net cash flows provided by financing activities during the quarter ended September 24, 2000 were $6.5 million. We made principal payments on long-term debt and capital lease obligations of $0.7 million offset by proceeds from the issuance of short-term debt of $3.4 million. We repurchased $3.5 million of common stock and reissued $7.1million of our treasury stock through our employee option and stock purchase programs.

During fiscal 1999, we entered into certain option transactions with independent third parties (the "third parties") for the purchase and sale of our common stock. Our Board of Directors authorized us to acquire from the third parties options to purchase up to 10.5 million shares of our common stock. These call options were acquired in order to offset the anticipated dilutive effect of a potential conversion into common stock of the Convertible Subordinated Notes (the "Notes") previously issued by us, and due September 2, 2002. As part of the program, the Board of Directors also authorized us to enter into put options with the same third parties covering up to 15.75 million shares of our common stock. We anticipated that the premiums we would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost of our purchase of the call options from those same third parties. Consequently, we do not expect to exchange cash over the course of the program with the third parties in conjunction with our purchase of the call options.

Pursuant to this authorization described above, we have as of September 24, 2000 acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 5.58 million shares of our common stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

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

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our cash, cash equivalents, short-term investments, restricted cash and available lines of credit at September 24, 2000 are expected to be sufficient to support our current anticipated levels of operations and capital expenditures through at least the next 12 months.

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

We manage our expense levels in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results are adversely affected.

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

Our ability to recognize revenues might be delayed due to changes in accounting rules. SAB No. 101 "Revenue Recognition in Financial Statements" provides new guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Currently, we generally recognize revenue on products upon shipment to our customers. The adoption of SAB 101 may require that some or all of that revenue not be recognized until the product is actually accepted by the customers, an event, which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore might delay our recognition of revenue, compared to our current practice, for one or more quarters, causing an adverse impact on our operating results during the quarters in which product has been shipped, but not yet accepted by the customer. The SEC has delayed the required implementation date of SAB 101, which for us, will be the fourth quarter of fiscal 2001. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions". We are still in the process of assessing the impact of SAB 101 on our consolidated results of operations based upon the SEC's most recently issued guidance.

Further, because of our continuing consolidation of manufacturing operations and capacity at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions) could adversely impact our financial performance.

We May Experience Difficulty Transitioning to our New Enterprise Resource System

We implemented a new next-generation enterprise resource planning and information system during fiscal 2000. It replaced most of the transactional systems utilized in the past, including core manufacturing, finance, service, sales, shipping, inventory and warranty operations and other significant operational systems. To date the implementation has been successful however, delays in our ability to transition to this new planning and information system, or disruptions in our internal operations or systems caused by the transition or the need to free up additional support and resources in order to ensure our timely transition, could temporarily disrupt certain of our operations. This could include a temporary delay in our ability to manufacture and ship equipment and/or spare parts to our customers, which could cause a near-term short-fall in quarterly operating results, including revenues and earnings.

The Semiconductor Equipment Industry is Volatile, which Affects Our Revenues and Financial Results

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past two years the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1998 and fiscal 1999, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. However, beginning in late fiscal 1999, we saw indications of a recovery, which is expected to extend through calendar 2000. Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.

We Depend on New Products and Processes for Our Success. For this Reason, We Are Subject to Risks Associated with Rapid Technological Change.

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

We Are Subject to Risks Associated with the Introduction of New Products

Once new products are introduced, we expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products to this market, which may affect our ability to sell our new products. Furthermore, new products represent significant investments of our resources and their success, or lack thereof, could have a material affect on our financial results.

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

We May Encounter Difficulties Obtaining Sufficient Personnel, Components and Other Resources to Meet Current Demands

The semiconductor equipment industry is currently experiencing significant demand for its products. This demand has increased our requirements for qualified management, technical and engineering personnel needed for our business operations. Competition for adequate personnel, particularly in the San Francisco Bay Area, is intense, and we have experienced difficulty in identifying and hiring such personnel. The loss of the services of key management or technical and engineering employees could have a material adverse effect on our business, operating results, financial condition, cash flows, market perceptions and price of our common stock.

We might also experience shortages in components and other resources of all types required to satisfy customer demand for our products. If we are unable to satisfy customer demand, we might drive them to purchase products elsewhere, which might have a material adverse affect on our operating results and could result in damage to our customer relationships.

Once a Semiconductor Manufacturer Commits to Purchase a Competitor's Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor's Equipment, Making it More Difficult for Us to Sell our Equipment to that Customer

Semiconductor manufacturers must make a substantial investment to install and integrate capital equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier's capital equipment, the manufacturer generally relies upon that equipment for that specific production line application. Accordingly, we expect it to be more difficult to sell to a given customer if that customer initially selects a competitor's equipment. We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.

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

We currently enter into foreign currency forward contracts to minimize the short term impact of exchange rate fluctuations on yen- denominated sales and assets, and will continue to enter into hedging transactions in the future.

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

Our Ability to Manage Potential Growth; Integration of Potential Acquisitions and Potential Disposition of Product Lines and Technologies Creates Risks for Us

Our management may face significant challenges in improving financial and business controls, management processes, information systems and procedures on a timely basis, and expanding, training and managing our work force if we experience additional growth. There can be no assurance that we will be able to perform such actions successfully. In the future, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategy. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage effectively any such growth, integration of potential acquisitions or disposition of product lines or technologies, or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition and cash flows.

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

In addition, the stock market has, in recent years, experienced increasing significant price and volume fluctuations. Recent volatility in the price of our Common Stock was tied in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductor stock generally. These broad market and industry factors may adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs and it could divert management's attention and resources and have an unfavorable impact in the price for our Common Stock.

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

In October 1993, Varian Associates, Inc. sued us in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Varian held. We asserted defenses that the subject patents are invalid and unenforceable, and that our products do not infringe these patents. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Varian lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 2of this Form 10-Q for a discussion of the Varian lawsuit.

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

YEAR 2000 COMPLIANCE

See the discussion of our risks in connection with Year 2000 compliance in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3. Quantitative And Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 25, 2000.

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the Convertible Subordinated Notes we previously issued and which are due September 2, 2002. We have as of September 24, 2000 acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put options with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

                           At
                      September 24,      At
                          2000        Maturity
                      ------------  ------------
                          (in thousands)
         Stock Value
              $5.00  $    (21,872) $    (24,996)
             $15.00         8,155        13,815
             $25.00        24,630        51,030
             $35.00        34,571        66,877
             $45.00        40,970        66,877
             $55.00  $     45,291  $     66,877

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

ITEM 4. Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	10.72	Employment Agreement for Mercedes Johnson, dated December 1,1999
Exhibit	27	Financial Data Schedule

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended September 24, 2000.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2000

LAM RESEARCH CORPORATION

(Registrant)

By:	/s/ Mercedes Johnson

Mercedes Johnson
Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	10.72	Employment Agreement for Mercedes Johhnson, dated December 1, 1999.
Exhibit	27	Financial Data Schedule