Form 10-K405/A
period 2000-06-25
LAM RESEARCH CORP
filed 2000-11-14
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
July 21, 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By:

James W. Bagley,
Chairman, Chief Executive Officer

Dated: November 14, 2000

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

          SIGNATURES                       TITLE                     DATE
------------------------------ ------------------------------ -------------------
*                              Chairman, Chief Executive      November 14, 2000
------------------------------ Officer
  James W. Bagley

/s/ MERCEDES JOHNSON           Vice President, Finance and    November 14, 2000
------------------------------ Chief Financial Officer
 Mercedes Johnson              (Principal Financial Officer
                               and Principal Accounting
                               Officer)

*                              Director                       November 14, 2000
------------------------------
 David G. Arscott

*                              Director                       November 14, 2000
------------------------------
Richard J. Elkus, Jr.

*                              Director                       November 14, 2000
------------------------------
 Roger D. Emerick

*                              Director                       November 14, 2000
------------------------------
Jack R. Harris

*                              Director                       November 14, 2000
------------------------------
Grant M. Inman

*                              Director                       November 14, 2000
------------------------------
Kenneth M. Thompson