Form 10-Q
period 2000-12-24
LAM RESEARCH CORP
filed 2001-02-07
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2000 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of December 24, 2000 there were 122,582,590 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                        December 24,   June 25,
                                                           2000          2000
                                                       ------------  ------------
                                                        (unaudited)
Assets

Cash and cash equivalents............................ $    141,592  $     70,056
Short-term investments...............................      255,597       301,666
Accounts receivable, net.............................      424,205       323,935
Inventories..........................................      295,101       227,169
Prepaid expenses and other assets....................       34,690        22,001
Deferred income taxes................................       76,508        76,508
                                                       ------------  ------------
          Total Current Assets.......................    1,227,693     1,021,335
Property and Equipment, net..........................      130,272       119,192
Restricted cash......................................       60,348        60,348
Deferred income taxes................................       12,317        12,317
Other assets.........................................       40,630        31,645
                                                       ------------  ------------
          Total Assets............................... $  1,471,260  $  1,244,837
                                                       ============  ============
Liabilities and Stockholders' Equity

Trade accounts payable............................... $    123,143  $     76,648
Accrued expenses and other
   current liabilities...............................      273,669       203,476
Current portion of long-term debt and
   capital lease obligations.........................       22,838         7,632
                                                       ------------  ------------
          Total Current Liabilities..................      419,650       287,756
Long-term debt and capital lease
   obligations, less current portion.................      312,483       321,657
                                                       ------------  ------------
          Total Liabilities..........................      732,133       609,413

Temporary equity.....................................       52,898          --
Preferred stock:  5,000 shares authorized;
   none outstanding..................................         --            --
Common Stock, at par value of $0.001 per share
   Authorized -- 400,000 shares; issued and
     outstanding 122,583 shares at December 24, 2000
     and 124,389 shares at June 25, 2000.............          123           124
Additional paid-in capital...........................      384,371       441,949
Treasury stock.......................................      (51,785)      (26,438)
Accumulated other comprehensive loss.................       (6,673)       (7,501)
Retained earnings....................................      360,193       227,290
                                                       ------------  ------------
          Total Stockholders' Equity.................      686,229       635,424
                                                       ------------  ------------
          Total Liabilities and Stockholders' Equity. $  1,471,260  $  1,244,837
                                                       ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                   Three Months Ended           Six Months Ended
                               --------------------------  --------------------------
                               December 24,  December 26,  December 24,  December 26,
                                  2000          1999          2000          1999
                               ------------  ------------  ------------  ------------
Total revenue................ $    494,332  $    288,620       926,373  $    530,202

  Cost of goods sold.........      263,411       162,944       496,206       303,715

                               ------------  ------------  ------------  ------------
Gross margin                       230,921       125,676       430,167       226,487
  Research and development...       58,722        40,284       115,253        79,548
  Selling, general and
    administrative...........       62,161        38,000       115,102        72,500
  Purchased technology for
    research and development..       8,000         7,460         8,000         7,460
                               ------------  ------------  ------------  ------------
Operating income ............      102,038        39,932       191,812        66,979
Other income, net............        2,926         2,752         7,565         3,130
                               ------------  ------------  ------------  ------------
Income before taxes..........      104,964        42,684       199,377        70,109
Income tax expense...........       31,496         5,976        59,820         8,719
                               ------------  ------------  ------------  ------------
Net income................... $     73,468  $     36,708       139,557  $     61,390
                               ============  ============  ============  ============
Net income per share
   Basic..................... $       0.60  $       0.31          1.13  $       0.52
                               ============  ============  ============  ============
   Diluted................... $       0.54  $       0.28          1.02  $       0.47
                               ============  ============  ============  ============
Number of shares used in
  per share calculations:
   Basic.....................      123,420       119,343       123,949       118,296
                               ============  ============  ============  ============
   Diluted...................      140,979       132,171       142,649       129,960
                               ============  ============  ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Six Months Ended
                                                      --------------------------
                                                      December 24,  December 26,
                                                          2000          1999
                                                      ------------  ------------
Cash flows from operating activities:

  Net income........................................ $    139,557  $     61,390
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization.....................       26,740        22,843
  Purchased technology for research and
    development ....................................        8,000           --
  Change in working capital
    accounts........................................      (65,399)      (45,220)
                                                      ------------  ------------
Net cash provided by operating
  activities........................................      108,898        39,013
                                                      ------------  ------------

Cash flows from investing activities:

  Capital expenditures, net.........................      (36,350)      (20,867)
  Purchases of short-term investments.............     (2,344,824)   (1,805,611)
  Sales/maturities of short-term investments.......     2,390,893     1,783,978
  Investment in Strasbaugh..........................       (6,000)          --

  Other, net.......................................       (10,057)       (3,033)
                                                      ------------  ------------
Net cash used in investing activities...............       (6,338)      (45,533)
                                                      ------------  ------------

Cash flows from financing activities:

  Treasury stock repurchases........................      (50,523)       (5,146)
  Reissuance of treasury stock......................       13,069        13,534
  Sale of stock, net of issuance costs..............        1,271        13,272
  Principal payments on long-term debt
    and capital lease obligations...................       (1,428)      (23,305)
  Net proceeds from the issuance of short and
    long term debt..................................        7,477         8,685
                                                      ------------  ------------
Net cash used in financing activities...............      (30,134)        7,040
                                                      ------------  ------------
  Effect of exchange rate changes on cash...........         (890)       (6,594)
Net increase (decrease) in cash and
  cash equivalents..................................       71,536        (6,074)
Cash and cash equivalents at beginning of period....       70,056        37,965
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $    141,592  $     31,891
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 25, 2000, which are included in the Annual Report on Form 10-K, File Number 0- 12933. All prior year shares and per share amounts have been adjusted to reflect a three for one stock split effective March 7, 2000.

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition: Sales of the Company's equipment are generally recorded upon shipment. Estimated costs to be incurred by the Company related to equipment installation and warranty fulfillments are accrued at the date of shipment. Service revenue is recognized when services are provided. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. SAB 101 may require that some or all of that revenue not be recognized until the product is accepted by the customer, an event which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore will delay our recognition of some revenue, compared to our current practice, for one or more quarters, causing an adverse impact on our operating results during the quarters in which product has been shipped, but not yet accepted by the customer.

Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle. The impact of this change, if any, on previously recognized revenue would result in a cumulative adjustment to retained earnings as of the beginning of the fiscal year the Company adopts SAB 101. The SEC has delayed the required implementation date, which for the Company, will be the fourth quarter of fiscal 2001. Previously reported unaudited fiscal year 2001 quarterly operating results would be restated to reflect the impact, if any, of SAB 101 on the Company's revenue recognition policy. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions". The Company is still in the process of assessing the impact of SAB 101 on its consolidated financial statements based on the SEC's most recently issued guidance.

Derivative Instruments and Hedging.. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

Employee Stock Plans: In March 2000, the FASB issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

Equity Derivatives in a Company's Own Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached a final consensuses on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as temporary equity. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder.

Compliance with EITF 00-19 did not have a material impact on the Company's consolidated financial position but resulted in a reclassification from equity to temporary equity on the balance sheet. This reclassification is necessary because the put option contracts require that collateral be posted and require delivery of registered shares.

See Note E -- Stockholders'Equity for further discussion of compliance wiht EITF 00-19.

NOTE C -- INVENTORIES

Inventories consist of the following at:

                                   December 24,   June 25,
                                      2000          2000
                                  ------------  ------------
                                      (in thousands)
Raw materials................... $    193,437  $    153,721
Work-in-process.................       59,973        53,221
Finished goods..................       41,691        20,227
                                  ------------  ------------
                                 $    295,101  $    227,169
                                  ============  ============

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                   December 24,   June 25,
                                      2000          2000
                                  ------------  ------------
                                      (in thousands)
Equipment....................... $    148,532  $    137,526
Leasehold improvements..........       89,881        79,162
Furniture and fixtures..........       74,285        64,694
                                  ------------  ------------
                                      312,698       281,382
Less allowance for depreciation
  and amortization..............     (182,426)     (162,190)
                                  ------------  ------------
                                 $    130,272  $    119,192
                                  ============  ============

NOTE E -- STOCKHOLDERS' EQUITY

Under the provisions of EITF Issue No. 00-19 (as discussed in Note B) for purposes of applying EITF Issue No. 96-13, the Company has reclassified $52.9 million from permanent equity to temporary equity as of December 24, 2000. This amount represents the value of the put option contracts the Company has entered into with independent third parties giving these third parties the right to sell to the Company 5.58 million shares of its Common Stock at a weighted average price of $9.48 per share. This reclassification is necessary because the put option contracts require that collateral be posted and require delivery of registered shares.

Furthermore, in accordance with the transition provisions of EITF No. 00-19, the Company will reclass the fair value of its call and put options from equity to an asset or liability account on June 24, 2001, if such call and put option contracts are still in place. Subsequent changes in fair value will be recorded in earnings. As of December 24, 2000 the fair value of the call and put options is $5.7 million, and would be recorded as an asset if the reclassification had been made as of December 24, 2000.

See the Liquidity and Capital Resources section of item 2, for discussion of the option contracts entered into by the Company.

NOTE F -- OTHER INCOME, NET

The significant components of other income, net are as follows:

                                      Three Months Ended          Six Months Ended
                                  --------------------------  --------------------------
                                  December 24,  December 26,  December 24,  December 26,
                                     2000          1999          2000          1999
                                  ------------  ------------  ------------  ------------
                                      (in thousands)
Interest expense................ $     (6,123) $     (4,910) $    (10,232) $     (9,755)
Interest income.................        7,568         6,147        16,776        11,622
Other...........................        1,481         1,515         1,021         1,263
                                  ------------  ------------  ------------  ------------
                                 $      2,926  $      2,752  $      7,565  $      3,130
                                  ============  ============  ============  ============

NOTE G -- NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period. For the three and six months ended December 24, 2000, diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the convertible subordinated notes to common shares. For the three and six months ended December 26, 1999, diluted net income per share includes the assumed exercise of employee stock options; the assumed conversion of the convertible subordinated notes to common shares was excluded from diluted net income per share because its effect would have been antidilutive.

The Company's basic and diluted net income per share amounts is as follows:

                                                              Three Months Ended          Six Months Ended
                                                          --------------------------  ------------  ------------
                                                          December 24,  December 26,  December 24,  December 26,
                                                             2000          1999          2000          1999
                                                          ------------  ------------  ------------  ------------
                                                                       (in thousands, except per share data)

Numerator:
  Numerator for basic net income per share.............. $     73,468  $     36,708  $    139,557  $     61,390
  Add: Interest expense on convertible
     subordinated notes, net of taxes...................        3,025            --         6,050            --
                                                          ------------  ------------  ------------  ------------
  Numerator for diluted net income per share............       76,493        36,708       145,607        61,390
                                                          ============  ============  ============  ============
Denominator:
  Basic net income per share -- average
     shares outstanding.................................      123,420       119,343       123,949       118,296
     Effect of potential dilutive securities:
     Convertible subordinated notes.....................       10,587            --        10,587            --
     Employee stock plans...............................        6,972        12,828         8,113        11,664
                                                          ------------  ------------  ------------  ------------
  Diluted net income per share -- average
     shares outstanding and other potential
     common shares......................................      140,979       132,171       142,649       129,960
                                                          ------------  ------------  ------------  ------------
Basic net income per share..............................        $0.60         $0.31         $1.13         $0.52
                                                          ============  ============  ============  ============
Diluted net income per share............................        $0.54         $0.28         $1.02         $0.47
                                                          ============  ============  ============  ============

The components of comprehensive income, net of tax, are as follows:

                                      Three Months Ended          Six Months Ended
                                  --------------------------  --------------------------
                                  December 24,  December 26,  December 24,  December 26,
                                     2000          1999          2000          1999
                                  ------------  ------------  ------------  ------------
                                      (in thousands)
Net income ..................... $     73,468  $     36,708  $    139,557  $     61,390
Foreign currency translation
  adjustment....................       (3,603)       (1,007)       (1,150)       (6,594)
Unrealized gain on financial
  instruments...................        1,892          --           1,978          --
                                  ------------  ------------  ------------  ------------
Comprehensive income ........... $     71,757  $     35,701  $    140,385  $     54,796
                                  ============  ============  ============  ============

The accumulated other comprehensive loss of $6.7 million presented on the accompanying consolidated condensed balance sheets consists of the accumulated foreign currency translation adjustment and activity related to derivatives classified as cash flow hedges held by the Company from June 26, 2000 through December 24, 2000.

NOTE I -- DERIVATIVE INSTRUMENTS AND HEDGING

On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as discussed in Note B.

In most countries, system sales are generally conducted in U.S. dollars while the sales of spare parts and services are generally conducted in the local country's currency. In Japan, the Company sells its systems and spare parts generally in Japanese Yen. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations.

The Company's policy is to ensure that material business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted Yen denominated cash flows resulting from sales by the Company's Japanese subsidiary to third-party customers, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts generally expiring within 12 months, and no later than 24 months, to hedge portions of its forecasted revenue denominated in Japanese Yen. These foreign currency forward contracts are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gain or loss recorded in other comprehensive income (a component of stockholders' equity) and subsequently recognized in earnings in the same period the hedged forecasted transaction affects earnings. The Company does not use derivatives for trading purposes.

Effectiveness tests for foreign currency forward contracts entered into prior to October 2000, compare the foreign currency spot rate at inception versus current balance sheet spot rate. Subsequent hedges are tested for effectiveness by comparing the foreign currency forward rate at inception versus the current balance sheet rate forward adjusted. The change reflects the Company's conclusion that under FAS 133 hedge effectiveness will not be impacted by including time value in hedge effectiveness testing, as the critical terms of the contract and the underlying, including maturity, are matched. For the three and six month periods ended December 24, 2000, the Company recognized a net gain of $939,000 and $1,674,000, respectively, related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness.

At December 24, 2000, the Company expects to reclassify the amount accumulated in other comprehensive income to earnings during the next twelve months due to the recognition in earnings of the hedged forecasted transactions.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be reclassified into earnings as a component of other income and expense. No such amounts were recorded in earnings during the three and six month periods ended December 24, 2000.

The following table summarizes activity in other comprehensive income related solely to derivatives classified as cash flow hedges held by the Company during the period from June 26, 2000 through December 24, 2000.

                                                                        (in thousands)
                                                                        ------------
Cumulative effect of adopting FAS 133...................               $        494
Reclassified into income from other comprehensive income                       (510)
Changes in fair value of derivatives, net...............                      1,994
                                                                        ------------
     Other comprehensive income,net ....................               $      1,978
                                                                        ============

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables recorded on Lam Research U.S. books into the U.S. dollar functional currency. These derivatives do not qualify for hedge accounting and therefore, the change in fair value of these derivatives are adjusted to fair value through income as a component of other income and expense as an offset to the change in fair value of the foreign currency denominated intercompany receivables.

NOTE J -- COMMITMENTS

During the second quarter of fiscal 2001, the Company entered into a five year Operating Lease Agreement ("the Agreement"), relating to certain buildings at its Fremont, California campus, in order to obtain more favorable terms and to reduce the amount of the Company's obligation. As part of the Agreement, the Company is required to provide a guaranteed residual value of $27.5 million at the end of the lease term.

NOTE K -- LITIGATION

See Part II, item 1 for discussion of litigation.

NOTE L -- PURCHASED TECHNOLOGY FOR RESEARCH and DEVELOPMENT

During the second quarter of fiscal 2001, the Company purchased a portfolio of chemical mechanical planarization ("CMP") intellectual property rights from Strasbaugh. The Company recognized a one-time charge to income of $8.0 million for the purchase of in process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. The Company's minority interest in Strasbaugh, will be accounted for under the equity method and the intangible assets will be amortized ratably over five years.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 25, 2000. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 6 to 10 of this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10K for a full understanding of our financial position and results of operations for the three and six month periods ended December 24, 2000.

RESULTS OF OPERATIONS

Total Revenue

Our total revenue for the three and six months ended December 24, 2000 increased 71.3% and 74.7% respectively, compared to the corresponding periods in fiscal 2000. We experienced significant growth in our Etch and CMP/Clean product lines for the three and six month periods ending December 24, 2000.

The geographic breakdown of revenue is as follows:

                          Three Months Ended          Six Months Ended
                      --------------------------  --------------------------
                      December 24,  December 26,  December 24,  December 26,
                         2000          1999          2000          1999
                      ------------  ------------  ------------  ------------
North America.......           32%           28%           33%           34%
Europe..............           25%           31%           24%           25%
Asia Pacific........           27%           31%           28%           29%
Japan...............           16%           10%           15%           12%

Gross Margin

Our gross margin percentage increased to 46.7% and 46.4%, respectively in the three and six month periods ended December 24, 2000, compared to 43.5% and 42.7%, respectively, for the corresponding periods in the prior fiscal year. The increase in our gross margin percentage was mainly due to the favorable impact of higher sales volume, the efficiencies of "lean" manufacturing techniques, and continued material cost reductions.

Research and Development

Research and Development ("R&D") expenses for the three and six months ended December 24, 2000, were 45.8% and 44.9% higher than the year ago periods, respectively. However, as a percentage of revenue, R&D expenses were 11.9% and 12.4% of total revenue, respectively, for the three and six months periods of fiscal 2001, compared with 14.0% and 15.0% for the three and six month periods of fiscal 2000. The decrease in R&D expenses as a percent of revenue is mainly due to the significant increase in revenue for the three and six month periods of fiscal 2001. The increase in R&D expenses in absolute dollars was a result of our continued investments in advanced etch and CMP/Clean applications and enhancements to our existing products, including developing the technology necessary to support smaller feature size, copper based devices and 300 mm wafers. We believe that in order to remain competitive, we must continue to invest substantially in R&D.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three and six months ended December 24, 2000 increased in absolute dollars but decreased as a percentage of revenue compared to the corresponding periods in fiscal 2000. As a percentage of revenue SG&A expenses for the three and six month periods ended December 24, 2000 were 12.6% and 12.4%, respectively, compared to 13.2% and 13.7%, respectively, of total revenue for the three and six month periods in fiscal 2000. SG&A expenses decreased as a percent of revenue mainly due to the significant increase in revenue for the three and six-month periods ended December 24, 2000. The increase in SG&A expenses in absolute dollars for the three and six month periods of fiscal 2001 was largely a result of increased infrastructure related to higher sales, marketing and administrative support for our expanding business as well as higher incentive payments to our employees.

Purchased Technology for R&D

During the second quarter of fiscal 2001, we purchased a portfolio of chemical mechanical planarization ("CMP") intellectual property rights from Strasbaugh. We recognized a one-time charge to income of $8.0 million for the purchase of in process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. Our minority interest in Strasbaugh, will be accounted for under the equity method and the intangible assets will be amortized ratably over five years.

Tax Expenses

Income tax was recorded using a 30% tax rate assumption based on our current revenue and profit outlook for fiscal 2001. Income tax was recorded using a 14% tax rate assumption for the second fiscal quarter 2000.

Transition to Single European Currency

During fiscal 1999, we established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and through the transition period to January 1, 2002. We met all related legal requirements by January 1, 1999, and we expect to meet all legal requirements through the transition period. We do not expect the cost of any related system modifications to be material and do not currently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities, or will result in any material increase in transaction costs. We will continue to evaluate the impact of the introduction of the Euro; however, based on currently available information, management does not believe that the introduction of the Euro has or will have a material adverse impact on our financial condition or results of our operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 24, 2000, we had $457.5 million in cash, cash equivalents, short-term investments, and restricted cash compared with $432.1 million at June 25, 2000. We had a total of $100.0 million available under a syndicated bank line of credit, which is due to expire in April 2001. Borrowings are subject to our compliance with financial and other covenants set forth in the credit documents. During fiscal 1999, we amended the syndicated bank line of credit with respect to certain applicable covenant requirements and amended the line of credit borrowing rates to a range of 0.55% to 1.25% over LIBOR. At December 24, 2000, we were in compliance with all our financial and other covenants and had no borrowings against our line of credit.

Net cash provided by operating activities was $108.9 million for the six months ending December 24, 2000. The increase in cash provided by operating activities primarily resulted from net income before non-cash charges of $139.6 million, sales of accounts receivables of $99.0 million and non cash charges for depreciation and amortization of $26.7 million, offset by net uses of working capital of $164.4 million (excluding the sales of accounts receivables of $99 million). Increases in accounts receivables and inventory resulted from increased sales volume and were partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities for the six months ended December 24, 2000 was $6.3 million. Cash outflows stemmed primarily from net capital expenditures of $36.4 million, and the payment of $14.0 million to Strasbaugh for the purchase of technology and equity. Use of cash in investing activities was partially offset by the net sales of short-term investments of $46.1 million.

Net cash flows used in financing activities for the six months ended December 24, 2000 were $30.1 million. We repurchased $50.5 million of common stock and reissued $13.1million of our treasury stock through our employee option and stock purchase programs. Additionally, we made principal payments on long-term debt and capital lease obligations of $1.4 million offset by proceeds from the issuance of short-term debt of $7.5 million.

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

Pursuant to this authorization described above, we have as of December 24, 2000 acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our common stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share. Pursuant to EITF 00-19, the redempton value of the put option contracts, $52.9 million, has been reclassified to temporary equity as of December 24, 2000.

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

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our cash, cash equivalents, short-term investments, restricted cash and available lines of credit at December 24, 2000 are expected to be sufficient to support our current anticipated levels of operations and capital expenditures through at least the next 12 months.

RISK FACTORS

Our Quarterly Revenues and Operating Results are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include, but are not limited to:

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
  new or modified accounting regulations;
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

Our ability to recognize revenues might be delayed due to changes in accounting rules. SAB No. 101 "Revenue Recognition in Financial Statements" provides new guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Currently, we generally recognize revenue on equipment upon shipment to our customers. The adoption of SAB 101 may require that some or all of that revenue not be recognized until the equipment is accepted by the customers, an event which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore might delay our recognition of revenue, compared to our current practice, for one or more quarters, causing an adverse impact on our operating results during the quarters in which product has been shipped, but not yet accepted by the customer. The SEC has delayed the required implementation date of SAB 101, which for us, will be the fourth quarter of fiscal 2001. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions". We are still in the process of assessing the impact of SAB 101 on our consolidated results of operations based upon the SEC's most recently issued guidance.

Further, because most of our manufacturing operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions) could adversely impact our financial performance.

The Semiconductor Equipment Industry is Volatile, which Affects Our Revenues and Financial Results

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past three years the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1998 and fiscal 1999, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. However, beginning in late fiscal 1999, we experienced a recovery in demand for our products, which drove sales growth throughout calendar year 2000. In the second half of the December 2000 quarter we began to see signs that this upturn was slowing and that customers are likely to reduce equipment purchases during at least the first half of calendar year 2001. Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.

We Depend on New Products and Processes for Our Success. For this Reason, We Are Subject to Risks Associated with Rapid Technological Change.

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture and successfully introduce new products with improved capabilities and to continue to enhance our existing products. Due to the risks inherent in transitioning to new products, we must forecast accurately demand for new products while managing the transition from older products. If new products have reliability or quality problems our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. In the past, some product introductions have caused delays and reliability and quality problems. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace, which would materially and adversely affect our results from operations.

We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, or we may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. In addition, in connection with the development of new products, we will invest in pilot production inventory. Our failure in a timely manner to complete commercialization of these new products could result in inventory obsolescence, which would adversely affect our financial results.

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

  technological change that we are unable to address with our products; and

  a failure to release new enhanced versions of our products on a timely basis.

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

We May Encounter Difficulties Obtaining Sufficient Personnel, Components and Other Resources to Meet Current Demands

During calendar year 2000, the semiconductor equipment industry experienced significant demand for its products. This demand has increased our requirements for qualified management, technical and engineering personnel needed for our business operations globally. Competition for adequate personnel, particularly in Taiwan and the San Francisco Bay Area, is intense, and we have at times experienced difficulty in identifying and hiring such personnel. The loss of the services of key management or technical and engineering employees could have a material adverse effect on our business, operating results, financial condition, cash flows, market perceptions and price of our common stock.

We might also experience shortages in components and other resources of all types required to satisfy customer demand for our products. If we are unable to satisfy customer demand, we might drive them to purchase products elsewhere, which might have a material adverse affect on our operating results and could result in damage to our customer relationships.

Once a Semiconductor Manufacturer Commits to Purchase a Competitor's Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor's Equipment, Making it More Difficult for Us to Sell our Equipment to that Customer

Semiconductor manufacturers must make a substantial investment to qualify and integrate capital processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier's processing equipment, the manufacturer generally relies upon that equipment for that specific production line application. Accordingly, we expect it to be more difficult to sell to a given customer if that customer initially selects a competitor's equipment. We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.

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

We anticipate our competitors will continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, it could adversely affect our ability to sell products to those manufacturers. In addition, competitors with higher levels of financial resources than we have may continue to deeply discount products similar to those we sell. For these reasons, we may fail to continue to compete successfully worldwide.

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

We currently enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on yen-denominated sales and assets, and will continue to enter into hedging transactions in the future.

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

Our Ability to Manage Potential Growth or Decline; Integration of Potential Acquisitions and Potential Disposition of Product Lines and Technologies Creates Risks for Us

Our management may face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures on a timely basis, and expanding, training and managing our work force if we experience additional growth. There can be no assurance that we will be able to perform such actions successfully. Alternatively, we may be faced with a sudden decrease in demand for our products, which would challenge our management to reduce spending on operations and inventory. In the future, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategy. Managing an acquired business or disposing of product technologies entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions or disposition of product lines or technologies, or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition and cash flows.

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

The Market for Our Common Stock is Volatile, which May Affect our Ability to Raise Capital or Make Acquisitions

The market price for our Common Stock is extremely volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to factors, including the following:

  general market or semiconductor industry conditions;

  global economic fluctuations;

  variations in our quarterly operating results;

  variations in our revenues or earnings from levels securities analysts forecast;

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

In addition, the stock market has, in recent years, experienced increasing significant price and volume fluctuations. Recent volatility in the price of our Common Stock was tied in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors may adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs and it could divert management's attention and resources and have an unfavorable impact in the price for our Common Stock.

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

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the Convertible Subordinated Notes we previously issued and which are due September 2, 2002. We have as of December 24, 2000 acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share. Pursuant to EITF 00-19, the redemption value of the put option contracts, $52.9 million, has been reclassified to temporary equity as of December 24, 2000.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

                           At
                       December 24,      At
                          2000        Maturity
                      ------------  ------------
                          (in thousands)
         Stock Value
              $5.00  $    (23,520) $    (24,998)
             $15.00  $      5,729  $     13,814
             $25.00  $     21,922  $     51,029
             $35.00  $     31,978  $     66,878
             $45.00  $     38,680  $     66,878
             $55.00  $     43,368  $     66,878

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In October 1993, Varian Associates, Inc. ("Varian") brought suit against us in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and our infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether our infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. In September 1999, a hearing was held on a summary judgment motion, which might dispose of a number of Varian's claims. After the quarter ended, in early January, the Court issued an order determining that we did not literally infringe Varian's patents, but the Court also held that a question of fact remained as to whether we may have infringed those patents by the doctrine of equivalents. A trial date previously scheduled for March 2000 was vacated, pending the court's decision of certain motions. There have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on our operating results or our financial position.

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

ITEM 4. Submission of Matters to Vote of Security Holders

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K
  Exhibits

Exhibit	10.73	Lease Agreement between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.
Exhibit	10.74	Participation Agreement between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.

  Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 24, 2000.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2001

LAM RESEARCH CORPORATION
(Registrant)
By:	/s/ Mercedes Johnson

Mercedes Johnson
Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	10.73	Lease Agreement between Lam Research Corporation and Cushing 2000 Trust dated December 6, 2000
Exhibit	10.74	Participation Agreement between Lam Research Corporation and Cushing 2000 Trust dated December 6, 2000