Form 10-Q
period 2001-03-25
LAM RESEARCH CORP
filed 2001-04-30
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of March 25, 2001 there were 123,623,978 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                         March 25,     June 25,
                                                           2001          2000
                                                                         (1)
                                                       ------------  ------------
                                                        (unaudited)
Assets

Cash and cash equivalents............................ $    190,758  $     70,056
Short-term investments...............................      254,110       301,666
Accounts receivable, net.............................      362,300       323,935
Inventories..........................................      328,429       227,169
Prepaid expenses and other assets....................       32,066        22,001
Deferred income taxes................................       76,508        76,508
                                                       ------------  ------------
          Total Current Assets.......................    1,244,171     1,021,335
Property and Equipment, net..........................      133,115       119,192
Restricted cash......................................       60,348        60,348
Deferred income taxes................................       12,317        12,317
Other assets.........................................       44,494        31,645
                                                       ------------  ------------
          Total Assets............................... $  1,494,445  $  1,244,837
                                                       ============  ============
Liabilities and Stockholders' Equity

Trade accounts payable............................... $    118,780  $     76,648
Accrued expenses and other
   current liabilities...............................      186,538       203,476
Current portion of long-term debt and
   capital lease obligations.........................       20,806         7,632
                                                       ------------  ------------
          Total Current Liabilities..................      326,124       287,756
Long-term debt and capital lease
   obligations, less current portion.................      312,163       321,657
                                                       ------------  ------------
          Total Liabilities..........................      638,287       609,413

Temporary equity.....................................       52,898          --
Preferred stock:  5,000 shares authorized;
   none outstanding..................................         --            --
Common Stock, at par value of $0.001 per share
   Authorized -- 400,000 shares; issued and
     outstanding 123,624 shares at March 25, 2001
     and 124,389 shares at June 25, 2000.............          124           124
Additional paid-in capital...........................      457,799       441,949
Treasury stock.......................................      (28,629)      (26,438)
Accumulated other comprehensive loss.................      (12,706)       (7,501)
Retained earnings....................................      386,672       227,290
                                                       ------------  ------------
          Total Stockholders' Equity.................      803,260       635,424
                                                       ------------  ------------
          Total Liabilities and Stockholders' Equity. $  1,494,445  $  1,244,837
                                                       ============  ============

(1) Derived from June 25, 2000 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                   Three Months Ended           Nine Months Ended
                               --------------------------  --------------------------
                                March 25,     March 26,     March 25,     March 26,
                                  2001          2000          2001          2000
                               ------------  ------------  ------------  ------------
Total revenue................ $    421,525  $    326,349  $  1,347,898  $    856,551

  Cost of goods sold.........      248,541       182,212       744,747       485,927
  Cost of goods sold - on
   restructuring recovery....         --            (849)         --            (849)
                               ------------  ------------  ------------  ------------
Gross margin                       172,984       144,986       603,151       371,473
  Research and development...       58,791        45,881       174,044       125,429
  Selling, general and
    administrative...........       55,167        41,147       170,269       113,647
  Restructuring recovery.....         --         (18,083)         --         (18,083)
  Purchased technology for
    research and development.         --            --           8,000         7,460
                               ------------  ------------  ------------  ------------
Operating income ............       59,026        76,041       250,838       143,020
Other income, net............        4,429         1,883        11,994         5,013
                               ------------  ------------  ------------  ------------
Income before taxes..........       63,455        77,924       262,832       148,033
Income tax expense...........       19,037        10,909        78,857        19,628
                               ------------  ------------  ------------  ------------
Net income................... $     44,418  $     67,015  $    183,975  $    128,405
                               ============  ============  ============  ============
Net income per share
   Basic..................... $       0.36  $       0.55  $       1.49  $       1.07
                               ============  ============  ============  ============
   Diluted................... $       0.33  $       0.48  $       1.36  $       0.97
                               ============  ============  ============  ============
Number of shares used in
  per share calculations:
   Basic.....................      123,182       122,646       123,693       119,747
                               ============  ============  ============  ============
   Diluted...................      141,901       145,931       142,400       131,752
                               ============  ============  ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Nine Months Ended
                                                      --------------------------
                                                       March 25,     March 26,
                                                          2001          2000
                                                      ------------  ------------
Cash flows from operating activities:

  Net income........................................ $    183,975  $    128,405
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization.....................       41,802        33,822
  Restructuring recovery............................          --        (18,932)
  Purchased technology for research and
    development.....................................          --          7,460
  Change in working capital accounts................     (121,775)     (112,346)
  Tax  benefit - stock options......................       69,020           --
                                                      ------------  ------------
Net cash provided by operating
  activities........................................      173,022        38,409
                                                      ------------  ------------

Cash flows from investing activities:

  Capital expenditures, net.........................      (54,565)      (38,970)
  Purchases of short-term investments...............   (5,724,308)   (1,805,611)
  Sales/maturities of short-term investments........    5,771,864     1,785,265
  Strategic Investments.............................       (6,000)          --

  Other, net........................................      (15,902)      (11,874)
                                                      ------------  ------------
Net cash used in investing activities...............      (28,911)      (71,190)
                                                      ------------  ------------

Cash flows from financing activities:

  Treasury stock repurchases........................      (45,070)       (5,146)
  Reissuance of treasury stock......................       18,014        13,575
  Issuance of common stock, net......................          --        39,034
  Principal payments on long-term debt
    and capital lease obligations...................       (6,091)      (26,863)
  Net proceeds from the issuance of short and
    long term debt..................................       13,483         8,685
                                                      ------------  ------------
Net cash used in financing activities...............      (19,664)       29,285
                                                      ------------  ------------
  Effect of exchange rate changes on cash...........       (3,745)       (7,173)
Net increase (decrease) in cash and
  cash equivalents..................................      120,702       (10,669)
Cash and cash equivalents at beginning of period....       70,056        37,965
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $    190,758  $     27,296
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 25, 2001
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

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition: Revenue from sales of the Company's equipment is generally recorded upon shipment. Estimated costs to be incurred by the Company related to equipment installation and warranty fulfillments are accrued at the date of shipment. Service revenue is recognized when services are provided. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. SAB 101 may require that some or all of that revenue not be recognized until the product is accepted by the customer, an event which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore might delay our recognition of some revenue, compared to our current practice, for one or more quarters.

Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 will be reported as a change in accounting principle. The impact of this change, if any, on previously recognized revenue will result in a cumulative adjustment to retained earnings as of the beginning of the fiscal year the Company adopts SAB 101. The SEC has delayed the required implementation date, which for the Company, will be the fourth quarter of fiscal 2001. Previously reported unaudited fiscal year 2001 quarterly operating results will be restated to reflect the impact, if any, of SAB 101 on the Company's revenue recognition policy. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions". The Company is still in the process of assessing the impact of SAB 101 on its consolidated financial statements based on the SEC's most recently issued guidance.

Derivative Instruments and Hedging. On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

Employee Stock Plans: In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

Equity Derivatives in a Company's Own Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensuses on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as temporary equity. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder.

Compliance with EITF 00-19 did not have a material impact on the Company's consolidated financial position but resulted in a reclassification from equity to temporary equity on the balance sheet.This reclassification is necessary because the put option contracts discussed in the Liquidity and Capital Resources section of Item 2, require that collateral be posted and require delivery of registered shares.

See Note E - - Stockholders' Equity for further discussion of compliance with EITF 00-19.

NOTE C -- INVENTORIES

                                    March 25,     June 25,
                                      2001          2000
                                  ------------  ------------
                                      (in thousands)
Raw materials................... $    195,400  $    153,721
Work-in-process.................       71,500        53,221
Finished goods..................       61,529        20,227
                                  ------------  ------------
                                 $    328,429  $    227,169
                                  ============  ============

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                      March 25,     June 25,
                                        2001          2000
                                    ------------  ------------
                                      (in thousands)
Manufacturing and other equipment.. $    148,164  $    128,508
Leasehold improvements.............       91,339        79,226
Furniture and fixtures.............        6,622         6,398
Computer equipment and software....       79,427        67,250
                                    ------------  ------------
                                         325,552       281,382
Less allowance for depreciation
  and amortization.................     (192,437)     (162,190)
                                    ------------  ------------
                                    $    133,115  $    119,192
                                    ============  ============

Certain amounts presented in the prior year have been reclassified to conform to the 2001 presentation.

NOTE E -- STOCKHOLDERS' EQUITY

Under the provisions of EITF Issue No. 00-19 (as discussed in Note B) for purposes of applying EITF Issue No. 96-13, the Company has reclassified $52.9 million from permanent equity to temporary equity. This amount represents the redemption value of the put option contracts the Company has entered into with independent third parties giving these third parties the right to sell to the Company 5.58 million shares of its Common Stock at a weighted average price of $9.48 per share. This reclassification is necessary because the put option contracts require that collateral be posted and require delivery of registered shares.

Furthermore, in accordance with the transition provisions of EITF No. 00-19, the Company will reclassify the fair value of its call and put options from permanent equity to an asset or liability account on June 24, 2001, if such call and put option contracts are still in place. Subsequent changes in fair value will be recorded in earnings. As of March 25, 2001, the fair value of the call and put options is $ 30.6 million, and would be recorded as an asset if the reclassification had been made as of March 25, 2001.

See the Liquidity and Capital Resources section of item 2, for discussion of the option contracts entered into by the Company.

NOTE F -- OTHER INCOME, NET

The significant components of other income, net are as follows:

                                      Three Months Ended          Nine Months Ended
                                  --------------------------  --------------------------
                                   March 25,     March 26,     March 25,     March 26,
                                     2001          2000          2001          2000
                                  ------------  ------------  ------------  ------------
                                      (in thousands)
Interest expense................ $     (4,958) $     (4,833) $    (15,190) $    (14,588)
Interest income.................        7,164         6,557        23,940        18,179
Other...........................        2,223           159         3,244         1,422
                                  ------------  ------------  ------------  ------------
                                 $      4,429  $      1,883  $     11,994  $      5,013
                                  ============  ============  ============  ============

NOTE G -- NET INCOME PER SHARE

Basic net income per share is calculated using the weighted average number of shares of Common Stock outstanding during the period. For the three and nine months ended March 25, 2001, and the three months ended March 26, 2000, the diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the convertible subordinated notes to common shares. For the nine months ended March 26, 2000, diluted net income per share includes the assumed exercise of employee stock options; the assumed conversion of the convertible subordinated notes to common shares was excluded from diluted net income per share because its effect would have been antidilutive.

The Company's basic and diluted net income per share amounts are as follows:

                                                              Three Months Ended          Nine Months Ended
                                                          --------------------------  ------------  ------------
                                                           March 25,     March 26,     March 25,     March 26,
                                                             2001          2000          2001          2000
                                                          ------------  ------------  ------------  ------------
                                                                       (in thousands, except per share data)

Numerator:
  Numerator for basic net income per share.............. $     44,418  $     67,015  $    183,975  $    128,405
  Add: Interest expense on convertible
     subordinated notes, net of taxes...................        3,025         3,717         9,075            --
                                                          ------------  ------------  ------------  ------------
  Numerator for diluted net income per share............$      47,443  $     70,732  $    193,050  $    128,405
                                                          ============  ============  ============  ============
Denominator:
  Basic net income per share -- average
     shares outstanding.................................      123,182       122,646       123,693       119,747
     Effect of potential dilutive securities:
     Convertible subordinated notes.....................       10,587        10,596        10,587            --
     Employee stock plans...............................        8,132        12,689         8,120        12,005
                                                          ------------  ------------  ------------  ------------
  Diluted net income per share -- average
     shares outstanding and other potential
     common shares......................................      141,901       145,931       142,400       131,752
                                                          ------------  ------------  ------------  ------------
Basic net income per share..............................        $0.36         $0.55         $1.49         $1.07
                                                          ============  ============  ============  ============
Diluted net income per share............................        $0.33         $0.48         $1.36         $0.97
                                                          ============  ============  ============  ============

NOTE H -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                      Three Months Ended          Nine Months Ended
                                  --------------------------  --------------------------
                                   March 25,     March 26,     March 25,     March 26,
                                     2001          2000          2001          2000
                                  ------------  ------------  ------------  ------------
                                      (in thousands)
Net income ..................... $     44,418  $     67,015  $    183,975  $    128,405
Foreign currency translation
  adjustment....................       (8,621)         (579)       (9,771)       (7,173)
Unrealized gain on financial
  instruments.....................      2,588        --             4,566        --
                                  ------------  ------------  ------------  ------------
Comprehensive income ........... $     38,385  $     66,436  $    178,770  $    121,232
                                  ============  ============  ============  ============

Accumulated other comprehensive loss of $12.7 million presented in the accompanying consolidated condensed balance sheets as of March 25, 2001 consists of an accumulated foreign currency translation adjustment loss of $17.3 million and a $4.6 million gain from activity related to derivatives classified as cash flow hedges held by the Company.

Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets as of June 25, 2000 consists of an accumulated foreign currency translation adjustment.

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

The Company's policy is to ensure that material short term business exposure to foreign exchange risks are identified, measured and minimized using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted Yen denominated cash flows resulting from sales by the Company's Japanese subsidiary to third-party customers, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts generally expiring within 12 months, and no later than 24 months, to hedge portions of its forecasted revenue denominated in Japanese Yen. These foreign currency forward contracts are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gain or loss recorded in other comprehensive income (a component of stockholders' equity) and subsequently recognized in earnings in the same period the hedged revenue is recognized. The Company does not use derivatives for trading purposes.

Effectiveness tests for foreign currency forward contracts entered into prior to October 2000, compare the foreign currency spot rate at inception to the current market spot rate. Subsequent hedges are tested for effectiveness by comparing the foreign currency forward rates at inception to the current market forward rate. The change reflects the Company's conclusion that under FAS 133 hedge effectiveness will not be impacted by including time value in hedge effectiveness testing, as the critical terms of the contract and the underlying, including maturity, are matched. For the three and nine month periods ended March 25, 2001, the Company recognized a net gain of $354,000 and $2,028,000 respectively, related to the time value excluded from the assessment of hedge effectiveness.

At March 25, 2001, the Company expects to reclassify the amount accumulated in other comprehensive income to earnings during the next twelve months due to the recognition in earnings of the hedged forecasted transactions.

If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be reclassified into earnings as a component of other income and expense. No such amounts were recorded in earnings during the three and nine-month periods ended March 25, 2001.

The following table summarizes activity in other comprehensive income related solely to derivatives classified as cash flow hedges held by the Company during the period from June 26, 2000 through March 25, 2001.

                                                                        (in thousands)
                                                                        ------------
Cumulative effect of adopting FAS 133...................               $        494
Reclassified into income from other comprehensive income                     (1,626)
Changes in fair value of derivatives, net...............                      5,698
                                                                        ------------
     Other comprehensive income, net ...................               $      4,566
                                                                        ============

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables recorded on Lam Research U.S. books. These derivatives do not qualify for hedge accounting and therefore, the change in fair value of these derivatives are adjusted to fair value through income as a component of other income and expense and offset the change in fair value of the foreign currency denominated intercompany receivables.

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

NOTE L -- PURCHASED TECHNOLOGY FOR RESEARCH and DEVELOPMENT

During the second quarter of fiscal 2001, the Company purchased a portfolio of chemical mechanical planarization ("CMP") intellectual property rights and research and development technology from Strasbaugh. The Company recognized a one-time charge to income of $8.0 million for the purchase of in process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. The Company accounts for its minority interest in Strasbaugh under the equity method and the intangible assets are amortized ratably over five years.

Income from the Company's investment in Strasbaugh was immaterial for the third quarter of fiscal 2001, and is reflected in other income, net, on the accompanying statements of income.

NOTE M - SUBSEQUENT EVENT

On April 11, 2001, the Company announced a plan to reduce global headcount by approximately 15% during the fourth quarter of fiscal 2001. The planned reduction in force is driven by the anticipated decline in the Company's revenues over the next six months due to the forecasted contraction of the semiconductor equipment market from calendar year 2000 levels.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical facts, the statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, royalty income, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 25, 2000. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 6 to 11 of this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10K for a full understanding of our financial position and results of operations for the three and nine month periods ended March 25, 2001.

RESULTS OF OPERATIONS

Total Revenue

Our total revenue for the three and nine months ended March 25, 2001 increased 29.2% and 57.4% respectively, compared to the corresponding periods in fiscal 2000. The increase in revenue for the three and nine month periods of fiscal 2001 compared to the corresponding periods in fiscal 2000 reflects the strong demand for our products which was driven by the expansion of the semiconductor industry in fiscal 2000 and early fiscal 2001.

During the third fiscal quarter of 2001, a slowing economy and a worldwide decline in demand for semiconductors resulted in excess capacity in the semiconductor industry and a severe contraction in demand for semiconductor manufacturing equipment. Our current outlook is for lower revenues in the next two quarters and potentially beyond, due to semiconductor manufacturers delaying or reducing capital expenditures for calendar year 2001.

The geographic breakdown of revenue was as follows:

                          Three Months Ended          Nine Months Ended
                      --------------------------  --------------------------
                       March 25,     March 26,     March 25,     March 26,
                         2001          2000          2001          2000
                      ------------  ------------  ------------  ------------
North America.......           26%           23%           30%           30%
Europe..............           25%           32%           25%           28%
Asia Pacific........           37%           30%           31%           29%
Japan...............           12%           15%           14%           13%

Gross Margin

Our gross margin percentage decreased to 41.0% for the three month period ended March 25, 2001, compared to 44.4% for the corresponding period in the prior fiscal year. The decrease in our gross margin percentage is due to the significant level of customer requests for shipment delays within manufacturing lead times. These delays reduced sales volumes creating manufacturing inefficiencies and excess capacity.

The gross margin percentage for the nine month period ended March 25, 2001 increased to 44.7%, compared to 43.4% for the nine months ended March 26, 2000. The increase in the gross margin for the nine month period ended March 25, 2001 compared to the corresponding period in fiscal 2000 reflects the favorable impact of higher sales volume during the first and second quarters of fiscal 2001 and the efficiencies of our "lean" manufacturing techniques.

Research and Development

Research and Development ("R&D") expenses for the three and nine months ended March 25, 2001, were 28.1% and 38.8% higher than the year ago periods, respectively. However, as a percentage of revenue, R&D expenses were 13.9% and 12.9% of total revenue, respectively, for the three and nine months periods of fiscal 2001, compared with 14.1% and 14.6% for the three and nine month periods of fiscal 2000. The decrease in R&D expenses as a percent of revenue is mainly due to the increase in revenue for the three and nine month periods of fiscal 2001. The increase in R&D expenses in absolute dollars was a result of our continued investments in advanced etch and CMP/Clean applications and enhancements to our existing products, including developing the technology necessary to support smaller feature size, copper based devices and 300 mm wafers.

We believe that in order to remain competitive, we must continue to invest substantially in R&D. We expect R&D costs as a percent of revenue to increase in the next few quarters as sales volumes are anticipated to decline while investment in R&D programs is maintained at levels slightly below those of the fiscal third quarter.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses for the three and nine months ended March 25, 2001 were 13.1% and 12.6%, respectively, compared to 12.6% and 13.3%, respectively, of total revenue for the three and nine month periods in fiscal 2000. The increase as a percent of revenue for the three months ended March 25, 2001 reflects the decrease in our revenues due to the downturn in the equipment market. In response to the slowdown we implemented cost reduction measures such as reduced executive and director compensation during the third quarter of fiscal 2001.

SG&A expenses decreased as a percentage of revenue for the nine month period ended March 25, 2001 compared to the corresponding period in fiscal 2000, mainly due to the increased sales volume. The increase in SG&A expenses in absolute dollars for the nine month period of fiscal 2001 was largely a result of increased infrastructure related to higher sales, marketing and administrative support for our expanding business in prior quarters as well as higher incentive payments to our employees.

Restructuring Recovery

During the third quarter of fiscal 2000 we completed certain elements of our restructuring activities in accordance with our previously established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market during fiscal year 2000, we were able to recover approximately $18.9 million of the restructuring charges recorded in prior periods.

Purchased Technology for R&D

During the second quarter of fiscal 2001, we purchased a portfolio of chemical mechanical planarization ("CMP") intellectual property rights from Strasbaugh. We recognized a one-time charge to income of $8.0 million for the purchase of in process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. Our minority interest in Strasbaugh, is accounted for under the equity method and the intangible assets are amortized ratably over five years.

Reduction in Force

On April 11, 2001, we announced a plan to reduce global headcount by approximately 15% during the fourth quarter of fiscal 2001. The planned reduction in force is driven by the anticipated decline in our revenues over the next six months due to the forecasted contraction of the semiconductor equipment market from calendar year 2000 levels.

Tax Expenses

Income tax expenses were recorded using a 30% tax rate estimate based on our current revenue and profit outlook for fiscal 2001. Income tax expenses were recorded using a 14% rate assumption for the third fiscal quarter 2000 in accordance with an estimated tax rate of 13% for fiscal year 2000.

Transition to Single European Currency

During fiscal 1999, we established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and through the transition period to January 1, 2002. We met all related legal requirements by January 1, 1999, and we expect to meet all legal requirements through the transition period. We do not expect the cost of any related system modifications to be material and do not currently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities, nor will result in any material increase in transaction costs. We will continue to evaluate the impact of the introduction of the Euro; however, based on currently available information, management does not believe that the introduction of the Euro has or will have a material adverse impact on our financial condition or results of our operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 25, 2001, we had $505.2 million in cash, cash equivalents, short-term investments, and restricted cash compared with $432.1 million at June 25, 2000. As of March 25, 2001, we were in compliance with all our financial and other covenants. Our $100.0 million syndicated bank line of credit, against which we had no borrowings, expired in April 2001.

During the second quarter of fiscal 2001, we entered into a five year Operating Lease Agreement ("the Agreement"), relating to certain buildings at our Fremont, California campus. As part of the Agreement, we are required to provide a guaranteed residual value of $27.5 million at the end of the lease term.

Net cash provided by operating activities was $173.0 million for the nine months ended March 25, 2001. Cash provided by operating activities primarily resulted from net income of $184.0 million, non cash charges for depreciation and amortization of $41.8 million, and a tax benefit of $69.0 million related to tax deductions received for stock option exercises offset by net uses of working capital of $121.8 million. Significant use of working capital included increases in accounts receivable and inventories of $249.8 million and $103.1 million, respectively, offset by decreases in accounts payables and other liabilities of $24.1 million and proceeds from sales of accounts receivable of $211.4 million.

Net cash used in investing activities for the nine months ended March 25, 2001 was $28.9 million. Cash outflows stemmed primarily from net capital expenditures of $54.6 million, and the payment of $14.0 million to Strasbaugh for the purchase of technology and equity. Use of cash in investing activities was partially offset by the net sales of short-term investments of $47.6 million.

Net cash flows used in financing activities for the nine months ended March 25, 2001 were $19.7 million. We repurchased $45.1 million of common stock and reissued $18.0 million from treasury stock through our employee option and stock purchase programs. Additionally, we made principal payments on long-term debt and capital lease obligations of $6.1 million offset by proceeds from the issuance of short-term debt of $13.5 million.

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

Pursuant to this authorization described above, we have as of March 25, 2001 acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our common stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share. Pursuant to EITF 00-19 (see Note B) the redemption value of this put option, $52.9 million, has been reclassified to temporary equity.

The call and put options are European style options exercisable upon expiration; all of the options expire no later than September 3, 2002, which is the business day following the date on which the Notes must either be converted or retired. Upon option exercise, we have the ability, at our option, to permit the options to be physically settled (i.e., shares would be delivered to us against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). We can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate third party. While the options are only exercisable at expiration, the terms of the contracts with the third parties provide for early termination and settlement of the options upon the occurrence of certain events, including without limitation our material breach of the agreement, default on certain indebtedness or covenants relating to our financial condition, reduction in our S&P credit rating below B or a drop in the price of our Common Stock to less than $1.67 per share.

If the average stock price is below $9.48 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in our dilutive earnings per share ("EPS") calculation.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our cash, cash equivalents, short-term investments and restricted cash at March 25, 2001 are expected to be sufficient to support our current anticipated levels of operations and capital expenditures through at least the next 12 months.

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

Our ability to recognize revenues might be delayed due to changes in accounting rules. SAB No. 101 "Revenue Recognition in Financial Statements" provides new guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Currently, we generally recognize revenue on equipment upon shipment to our customers. The adoption of SAB 101 may require that some or all of that revenue not be recognized until the equipment is accepted by the customers, an event which generally does not happen until sometime after shipment has occurred. Compliance with SAB 101 therefore might delay our recognition of revenue, compared to our current practice, for one or more quarters. The SEC has delayed the required implementation date of SAB 101, which for us, will be the fourth quarter of fiscal 2001. In October 2000, the SEC issued implementation guidance in the form of "Frequently Asked Questions". We are still in the process of assessing the impact of SAB 101 on our consolidated results of operations based upon the SEC's most recently issued guidance.

Further, because most all of our manufacturing operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions) could adversely impact our financial performance.

The Semiconductor Equipment Industry is Volatile; and the Industry is Currently Experiencing a Fall in Product Demand

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past three years the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1998 and fiscal 1999, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. However, beginning in late fiscal 1999, we experienced a recovery in demand for our products, which drove sales growth throughout calendar year 2000. In the second half of the December 2000 quarter we began to see signs that this upturn was slowing and that customers were likely to reduce equipment purchases during the first half of calendar year 2001. These signs were confirmed in the March 2001 quarter as semiconductor manufacturers canceled or delayed many orders. These order reductions are expected to have a negative impact on the level of system shipments in at least the June 2001 and September 2001 quarters.

Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility will continue to materially affect our aggregate bookings, revenues and operating results. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results

We Depend on New Products and Processes for Our Success. For this Reason, We Are Subject to Risks Associated with Rapid Technological Change.

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

Risk Associated with Our Call and Put Options

We have entered into third party option transactions for the purchase and sale of our stock. The option positions will be of value to us if our stock price exceeds the exercise price of the call options at the time the options are exercised. Conversely, our stock price could also decline. If our stock price on the exercise date of the options were below the put option exercise price, we would have to settle the put obligation by paying cash or the equivalent value in Common Stock.

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

In October 1993, Varian Associates, Inc. sued us in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Varian held. We asserted defenses that the subject patents are invalid and unenforceable, and that our products do not infringe these patents. Litigation is inherently uncertain and we may fail to prevail in this litigation. However, we believe that the Varian lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 1of this Form 10-Q for a discussion of the Varian lawsuit.

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

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the Convertible Subordinated Notes we previously issued and which are due September 2, 2002. We have as of March 25, 2001 acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share. Pursuant to EITF 00-19 the redemption value of the put option contracts, $52.9 million, has been reclassified to temporary equity.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

                           At
                        March 25,        At
                          2001        Maturity
                      ------------  ------------
                          (in thousands)
         Stock Value
              $5.00  $    (24,618) $    (24,998)
             $15.00  $      6,717  $     13,814
             $25.00  $     24,457  $     51,029
             $35.00  $     35,410  $     66,878
             $45.00  $     42,466  $     66,878
             $55.00  $     47,305  $     66,878

PART II. -- OTHER INFORMATION

ITEM 1. Legal Proceedings

In October 1993, Varian Associates, Inc. ("Varian") brought suit against us in the United States District Court, for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and our infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether our infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. In September 1999, a hearing was held on a summary judgment motion, which might dispose of a number of Varian's claims. In early January 2001, the Court issued an order determining that we did not literally infringe Varian's patents, but the Court also held that a question of fact remained as to whether we may have infringed those patents by the doctrine of equivalents. There is now a trial date of November 26, 2001. There have been no findings in the action which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on our operating results or our financial position.

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

ITEM 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 2, 2000.

Out of 124,519,539 shares of Common Stock entitled to vote at the meeting, 112,875,570 shares were present in person or by proxy.

The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
James W. Bagley Roger D. Emerick David G. Arscott Richard J. Elkus, Jr. Jack R. Harris Grant M. Inman Kenneth M. Thompson	112,504,665 112,336,196 112,508,362 112,514,317 112,506,821 112,506,237 112,510,617	370,905 539,374 367,208 361,253 368,749 369,333 364,953

The results of voting on the following items were as set forth below:

Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 24, 2001:

IN FAVOR	OPPOSED	ABSTAIN	BROKER NON VOTE
112,722,137	68,328	85,105	0

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits: None

  Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended March 25, 2001.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2001

LAM RESEARCH CORPORATION
(Registrant)
By:	/s/ Mercedes Johnson

Mercedes Johnson
Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)