Form 10-K405/A
period 2000-06-25
LAM RESEARCH CORP
filed 2001-05-02
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

COMMON STOCK, $0.001 PAR VALUE
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

EXPLANATORY NOTE

This Amendment No. 2 to the Lam Research Corporation Form 10-K for the fiscal year ended June 25, 2000 is solely to make the following corrections to the previously filed Form 10-K, as amended:

1. The "Operating Results- Restructuring Charges" section to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended to correct the table summarizing activity relating to the fiscal 1998 restructuring. Due to a typographical error, the table summarizing activity relating to the fiscal 1999 restructing was incorrectly inserted in place of the table relating to the fiscal 1998 restructuring. The correct table was included in the printed Form 10-K that was distributed to its stockholders prior to its annual meeting.

2. The "Exhibit Index" has been revised to reflect that the Company is filing its complete Certificate of Incorporation, as amended, with this Amendment No.2 to the Form 10-K; and to delete certain previously filed agreements that were no longer in effect as of the filing date of the Form 10-K and which had been entered into more than two years prior to such filing date.

3. Exhibit 3.1 has been replaced to file as one exhibit the Company's Certificate of Incorporation reflecting the last amendment which effected that previously disclosed March 2000 stock split. The previously disclosed Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock is filed hereto as Exhibit 3.3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development ("R&D") and operating expenses, our management's plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading Risk Factors within the section of this report entitled Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed previously and other documents we file from time to time with the Securities and Exchange Commission; specifically, our quarterly reports on Forms 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal year apply to our fiscal years, which ended June 25, 2000, June 30, 1999 and June 30, 1998.

Results of Operations - Restructuring Charges

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

During the third quarter of fiscal 2000 we completed certain elements of our restructuring activities in accordance with our previously established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market, we were able to recover approximately $18.9 million of the restructuring charges recorded in prior periods. Of this amount $1.4 million was recovered due to outplacement services guaranteed by us for terminated employees and other exit costs not being utilized. Another $5.6 million was recovered because we were able to reoccupy or successfully sublease certain manufacturing and administrative facilities under long term operating leases. We also recovered $3.1 million through the sale of our previously abandoned and written off facility in Korea. Additionally, we will utilize leasehold improvements of $5.5 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business. Approximately $0.8 million was recovered from the salvage of CVD inventories previously segregated and written off due to requests from former customers to purchase certain piece parts. The remaining $2.5 million was recovered due to certain customers not utilizing system return credits they requested and which were issued as a result of the decision to exit the CVD and FPD businesses.

As a result of the continued growth of the semiconductor capital equipment market, we recovered an additional $17.0 million of restructuring charges during the fourth quarter of fiscal 2000 at which time we completed the remaining elements of our restructuring plan. Of this amount, $9.5 million was recovered due to lower severance and termination costs than we had planned for certain employees and executives. Another $3.9 million was recovered from successful subleasing or occupancy of certain manufacturing and administrative facilities due to the aforementioned faster and more robust than anticipated industry recovery. We also recovered approximately $1.4 million from the sale of more CVD and FPD inventory. Another $1.9 million was recovered as a result of customers not utilizing system return credits they had originally requested. Additionally, we will utilize leasehold improvements of $0.3 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business

Below is a table summarizing activity relating to the fiscal 1999 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED  CREDITS ON
                                    AND     ON VACATED   FIXED     RETURNED
                                  BENEFITS  FACILITIES   ASSETS   EQUIPMENT    TOTAL
                                 ---------- ---------- ---------- ---------- ----------
                                                     (in thousands)
Fiscal year 1999 provision......   $16,521     $1,125    $28,141     $7,585    $53,372
Cash payments...................   (11,663)      (440)      --         (258)   (12,361)
Non-cash charges................      --          --     (28,141)    (1,959)   (30,100)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 30, 1999........     4,858        685       --        5,368    $10,911
Recovery of assets..............      --          171      4,258       --       $4,429
Cash payments...................    (1,831)      (680)      --         (275)   ($2,786)
Non cash charges................      --         --         --         (806)     ($806)
Reversal of retructuring
  charges.......................    (3,027)      (176)    (4,258)    (2,586)  ($10,047)
                                 ---------- ---------- ---------- ---------- ----------
Balance at June 25, 2000........       --         --         --      $1,701     $1,701
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

Below is a table summarizing activity relating to the fiscal 1998 restructuring:

                                              LEASE                 EXCESS
                                 SEVERANCE   PAYMENTS  ABANDONED     AND     CREDITS ON   OTHER
                                    AND     ON VACATED   FIXED     OBSOLETE   RETURNED    EXIT
                                  BENEFITS  FACILITIES   ASSETS   INVENTORY  EQUIPMENT    COSTS     TOTAL
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
                                                                (in thousands)
Fiscal year 1998 provision......   $40,317    $16,998    $47,341    $31,933     $6,547    $5,722  $148,858
Cash payments...................    (9,766)    (1,518)       --         --         --         --   (11,284)
Non-cash charges................       --         --     (47,341)   (31,933)    (4,135)   (5,722)  (89,131)
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
Balance at June 30, 1998........    30,551     15,480        --         --       2,412        --    48,443
Adjustment......................       --         --         --         --       1,528        --     1,528
Cash payments...................   (19,777)    (3,039)       --         --      (2,150)       --   (24,966)
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
Balance at June 30, 1999........    10,774     12,441        --         --       1,790        --    25,005
Recovery of assets..............       --         --       4,656      2,249        --         --     6,905
Cash payments...................    (1,228)    (2,234)       --         --         --         --    (3,462)
Non cash charges................       --         --         --         --         --         --         0
Reversal of retructuring charges    (7,683)    (9,277)    (4,656)    (2,249)    (1,790)       --   (25,655)
                                 ---------- ---------- ---------- ---------- ---------- --------- ---------
Balance at June 25, 2000........    $1,863       $930       --          --         --         --    $2,793
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

The inventory write-off, which was included in the restructuring charge, related to inventory from the operations which were exited. The inventory write-off included raw materials on hand and inventory scheduled to be purchased under non- cancelable commitments from suppliers, spare parts, work-in-process and finished goods related to the products from the exited operations.

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
                                 ========== ========== ========== ==========

Severance and Benefits relates to the salary and fringe benefit expense for the involuntarily terminated employees, which represented approximately 11% of the global workforce. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to a plan of termination and determined the benefits the employees being terminated would receive. Prior to the financial statement date, the expected termination benefits were communicated to employees in enough detail that they could determine their type and amount of benefit. The actual termination of employees occurred shortly after the plan of restructuring was finalized. During fiscal 1998, the Company revised its estimate relating to severance and benefits and transferred the excess balance of remaining lease payments on vacated facilities of $ 1.1 million to severance and benefits.

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

LAM RESEARCH CORPORATION

By:	/s/ MERCEDES JOHNSON

Mercedes Johnson,
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Dated: May 2, 2001

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

          SIGNATURES                       TITLE                     DATE
------------------------------ ------------------------------ -------------------
*
/s/ JAMES W. BAGLEY            Chairman, Chief Executive         May 2, 2001
------------------------------ Officer
  James W. Bagley

/s/ MERCEDES JOHNSON           Vice President, Finance and       May 2, 2001
------------------------------ Chief Financial Officer
 Mercedes Johnson              (Principal Financial Officer)

/s/ MARK FREY                 Controller                         May 2, 2001
------------------------------
 Mark Frey
*
/s/ DAVID G. ARSCOTT           Director                          May 2, 2001
------------------------------
 David G. Arscott
*
/s/ RICHARD J. ELKUS, JR.      Director                          May 2, 2001
------------------------------
Richard J. Elkus, Jr.
*
/s/ JACK R. HARRIS             Director                          May 2, 2001
------------------------------
Jack R. Harris
*
/s/ GRANT M. INMAN             Director                          May 2, 2001
------------------------------
Grant M. Inman
*
/s/ KENNETH M. THOMPSON        Director                          May 2, 2001
------------------------------
Kenneth M. Thompson
*

/S/  MERCEDES JOHNSON
------------------------------

Mercedes Johnson

* Attoney-In-Fact

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 25, 2000
EXHIBIT INDEX

Exhibit	Description
3.1

Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as of March 7, 2000.

3.2(16)	Amended and Restated By Laws of the Registrant, dated March 24, 1997.
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.
4.1(1)	Amended 1981 Incentive Stock Option Plan and Forms of Stock Option Agreements.
4.2(1)	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.
4.4(8)	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.
4.7(1)	Rights Agreement, dated as of January 23, 1997, between the Registrant and ChaseMellon Shareholder Service, L.L.C., which includes Exhibit B thereto the Form of Right Certificate.
4.8(24)	Amended and restated 1997 Stock Incentive Plan.
4.10(28)	Lam Research Corporation 1999 Employee Stock Purchase Plan.
4.11(30)	Amended and restated 1996 Performance-Based Restricted Stock Plan.
4.12(30)	Amended and restated 1999 Stock Option Plan.
10.3(2)	Form of Indemnification Agreement.
10.12(4)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.
10.16(5)	License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.
10.19(6)	Deferred Compensation Agreement with Roger D. Emerick.
10.30(9)	1996. Lease Agreement Between Lam Research Corporation and the Industrial Bank of Japan, Limited dated March 27, 1996.
10.33(11)	Employment contract for Roger D. Emerick, effective July 1, 1996.
10.35(14)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc. dated as of March 24, 1997.
10.38(15)

Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia and the Nippon Credit Bank, LTD. dated March 28, 1997.

10.41(17)	Employment Agreement for James W. Bagley, dated July 1, 1997.
10.42(16)	Employment agreement for Stephen G. Newberry, dated August 5, 1997.
10.43(16)	Addendum to Roger D. Emerick Employment contract, dated June 26, 1997.
10.44(18)	Consent and Waiver Agreement among Lam Research Corporation, IBJTC Leasing Corporation-BSC and Participants dated October 7, 1997.
10.46(20)	Receivables Purchase Agreement between Lam Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.
10.49(20)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., LTD. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.
10.50(22)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.
10.51(22)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.
10.52(23)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.
10.53(23)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.
10.54(19)	Indenture by and between the Company and LaSalle National Bank dated as of August 15, 1997.
10.55(19)	Registration Rights Agreement by and between the Company and Deutsche Morgan Grenfeld Inc., ABN AMRO Rothschild, and Lombard Odier International Underwriters Limited, dated as of August 15, 1997.
10.58(24)	Loan Agreement between Lam Research Co., LTD and ABN AMRO Bank N.V., dated September 30, 1998.
10.59(24)	Guaranty to Loan Agreement between Lam Research Co., LTD and ABN AMRO Bank N.V., dated September 30, 1998.
10.60(24)	Second Addendum to Employment Agreement between Lam Research Corporation and Roger D. Emerick, effective September 1, 1998.
10.61(25)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.
10.62(25)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.63(25)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.64(25)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.66(26)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.
10.67(27)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co. and Collateral Appendix thereto, dated June 1999.
10.68(27)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.
10.69(29)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products dated August 31, 1999.
10.70(31)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.
10.71(31)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.
21*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney.
27*	Financial Data Schedule.

---------------

* Previously filed.

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