Form 10-K405
period 2001-06-24
LAM RESEARCH CORP
filed 2001-09-17
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2001

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

(510) 572-0200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing price of the Common Stock on September 7, 2001, as reported by the Nasdaq National Market, was approximately $2,403,993,000. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

      As of September 1, 2001, the Registrant had outstanding 126,015,251 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 8, 2001 are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

The index to Exhibits is located on pages 73 to 77.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development ("R&D") and operating expenses, our management's plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading Risk Factors within the section of this report entitled Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other documents we file from time to time with the Securities and Exchange Commission; specifically, our quarterly reports on Forms 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 24, 2001, June 25, 2000 and June 30, 1999.

Item 1. Business

We design, manufacture, market and service semiconductor processing equipment used in the fabrication of integrated circuits. We are recognized as a leading supplier of front-end wafer processing equipment to the worldwide semiconductor industry. Our etch products selectively remove portions of various films to create an integrated circuit. Etch processes, which are repeated numerous times during the fabrication cycle, are required to manufacture every type of semiconductor device produced today. We sell a broad range of plasma ("dry") etch products to address specific applications. Our TCP® etchers utilize a high-density plasma process to etch device features below 100 nanometers.

Chemical Mechanical Planarization ("CMP") is used to planarize the surface of the processed wafer to prepare it for further processing. CMP is currently the planarization technology of choice for manufacturing 130 nanometers and smaller integrated circuits with multiple metal layers. Post-CMP clean processes are used to remove residues left on the wafer after CMP processing. We market both the DSS-200® and Synergy™ product lines of post-CMP cleaners, which are used to remove residual slurries and other contaminants from wafer surfaces, both after CMP polishing and before and after essential semiconductor process steps. Our Teres® CMP integrated system leverages our post-CMP cleaning expertise to provide fully integrated polishing and cleaning solutions.

Lam Research Corporation, a Delaware Corporation, was founded in 1980, and is headquartered in Fremont, California. The postal address for our principal executive offices is 4650 Cushing Parkway, Fremont, California 94538. Our telephone number is (510) 572-0200.

Products

Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. Quality assurance tests are often conducted between each step. Our products are currently used in the front-end of the wafer processing manufacturing cycle: etch, CMP, and post-CMP clean. Several of our etch products are available as standalone systems or as clusters used on the Alliance® multichamber or 2300™ platforms. We also supply advanced control system software with all systems for production management.

Etch Products

The etch process defines linewidths and other microscopic features on integrated circuits. Plasma etching was developed to meet the demand for device geometries smaller than three microns. Plasma consists of ions and neutral species that react with exposed portions of the wafer to produce the finely delineated features and patterns of the integrated circuit. Today, manufacturers of advanced integrated circuits require etch systems that create features of 130 nanometers and below (the thickness of a human hair). In the near future, systems capable of producing devices with feature sizes below 100 nanometers will be needed. The trend toward features in the 100 nanometer range accompanies a transition from aluminum to copper conductive lines for faster processing speeds. In addition to continually shrinking feature sizes, advanced manufacturing facilities are now producing integrated circuits on 200 mm (8 inch diameter) silicon wafers and will transition to wafer diameters of 300 mm (12 inches). To accommodate these decreasing linewidths and increasing wafer diameters, semiconductor manufacturers will increasingly require more precise control over the etch process. Our family of etch systems incorporates plasma technologies designed to meet both current and future needs.

Rainbow™ . The first Rainbow etch single chamber system was introduced in 1987. The Rainbow series of products addresses processes that utilize wafer sizes up to 200 mm and feature linewidth sizes as small as 180 nanometers in some cases.

4520XLe™ , Exelan® and Exelan® High Performance. The 4520XLe™ is a dual frequency dialectric etch system that offers extended process window and capabilities down to 180 nanometer geometries. Exelan® is our dialectric etch system offering introduced in July 1999 and well suited for copper conductive lines creation processes. Exelan® High Performance, introduced in 2001, targets sub-130 nanometer geometries for advanced applications and latest generation dialectric films.

TCP. Our TCP product line of high-density, low-pressure etch systems, which was introduced in late 1992, incorporates our patented Transformer Coupled Plasma™ source technology, which has been proven to etch features below 100 nanometers. We currently offer the TCP® 9600SE II, TCP® 9600PTX, and TCP® 9600DFM for metal etch applications and the TCP® 9400SE II, TCP® 9400PTX and TCP® 9400DFM, for polysilicon, polycide and shallow trench isolation ("STI") etch applications. These systems are currently used in the production of a broad range of advanced logic and memory devices, while research and development ("R&D") has demonstrated their continued application in advanced next-generation features and production, such as STI and copper dual damascene processes. The TCP series operates at low pressures for improved pattern control and high plasma density for higher etch rates. Our TCP systems are designed to offer customers a reliable, low cost of ownership solution for their advanced processing needs. The TCP systems are available as a standalone (chamber) configuration or on the Alliance multichamber platform.

2300™ Etch Series. The 2300 Etch Series, introduced in November 2000, enables wafer fabrication facilities to have one platform independent, of their need to process 200 or 300 mm wafers. The 2300 Exelan® combines the benefits of our Dual Frequency Confined™ ("DFC"™ ) plasma technology with state-of-the-art chamber design to provide the most advanced process performance required by copper conductive lines creation, latest generation insulating films and high aspect ratio applications. The 2300 Versys™ Silicon and 2300 Versys™ Metal further enhance the production capability of our proven Transformer Coupled Plasma technology giving the flexibility needed for leading edge device structures.

CMP Product

Teres. We offer 200 mm and 300 mm Teres CMP integrated polishing and cleaning systems with Linear Planarization Technology™ ("LPT"™), which uses a high-speed belt instead of the rotating table used in conventional polishers. LPT offers a wider process window and more flexible polishing options than conventional systems. We designed the Teres system to planarize patterned films with higher removal rates and better uniformity and planarity than conventional systems currently offer. The Teres is supplied with an integrated Synergy post-CMP cleaning system (see discussion below) to provide dry in/dry out production.

Post-CMP Wafer Cleaning Products

DSS-200. The DSS-200 Series II cleaning system has a number of features that distinguish it from competitive cleaning methods. Double-sided scrubbing technology with chemical cleaning simultaneously scrubs both sides of the wafer with proprietary brushes top and bottom, while limiting contact that can contaminate the backside of the wafer resulting in improved cleaning efficiency. In addition, single wafer processing minimizes the risks inherent in processing wafers in batches.

Synergy. Synergy products combine double-sided scrubbing technology and Chemical Mechanical Cleaning ("CMC"™ ) technology to perform mechanical cleaning and chemical cleaning simultaneously in a single-step process. The applications for the Synergy family include oxide, STI, tungsten and copper cleaning. In response to the worldwide demand for a dry in/dry out CMP solution, we provide the Synergy Integra™ , which incorporates advanced cleaning technology with a platform that integrates polisher and cleaner. Integrated systems are the result of partnerships between Lam and other polishing vendors.

"Lam", "Transformer Coupled Plasma", "4520XLe", "Rainbow", "2300", "Versys", "DFC", "Linear Planarization Technology", "LPT", "CMC", "Synergy", "OnTrak" and "Synergy Integra" are trademarks of Lam Research Corporation. "TCP", "Teres", "Exelan", "2300 Exelan", "Alliance", "Lam Research" and "DSS-200" are registered trademarks of Lam Research Corporation. "MÆRI" is a registered trademark of Trikon Technologies.

Research and Development

The market for semiconductor capital equipment is characterized by rapid technological change. We believe that continued and timely development of new products and enhancements to existing products is necessary for us to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to R&D programs and seek to maintain close relationships with our customers to be responsive to their wafer processing needs.

Our R&D expenses during fiscal 2001, 2000, and 1999 were $227.2 million, $176.9 million and $142.5 million, respectively, and represented 15.0%, 14.4%, and 22.0% of total revenue, respectively. Current significant projects are targeted at continued development of advanced Etch, CMP and Clean applications and enhancements to our existing products, including developing the technology necessary to support smaller feature sizes, new insulating materials, copper-based devices and 300 mm wafers. In addition, we maintain an in-house group of highly skilled application engineers to develop and respond to customer process needs worldwide, when a high level of technical expertise is required.

We expect to continue to make substantial investments in R&D to meet our customers' product needs and enhance our competitive position.

Marketing, Sales and Service

Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing professionals, sales personnel as well as equipment and process engineers that work closely with individual customers to find solutions to their processing needs. After-sales support is an essential element of our marketing and sales programs. We maintain an ongoing support relationship with our customers and have an extensive network of field service personnel in place throughout the United States, Europe, Japan, and Asia Pacific. We believe that our comprehensive support programs and close working relationships are essential to our competitiveness.

We have more than 40 sales and support centers located throughout the United States, Europe, Japan, and Asia Pacific, through which technical personnel sell and/or and service our products. We provide our customers a comprehensive warranty package on all released products.

Export sales accounted for approximately 50%, 52%, and 33% of our net sales in fiscal 2001, 2000, and 1999, respectively. Export sales consist of sales from our U.S. operating subsidiary to non-affiliated customers in non-U.S. countries. A significant portion of our sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing non-U.S. subsidiary and branch operations, potentially adverse tax consequences, and the potential for difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, results of operations and cash flows. Reference is made to Note P of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning export sales, which information is incorporated herein by this reference.

Customers

Our customers include the world's leading semiconductor manufacturers. In fiscal years 2001 and 2000, revenue from STMicroelectronics accounted for 15% of total revenue. No individual customer accounted for more than 10% of our total revenue in fiscal 1999.

Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal 1999, semiconductor manufacturers reduced or delayed purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. In late fiscal 1999, we began to experience a recovery in demand for our products, which drove sales growth through the first half of fiscal 2001. Beginning in the second half of fiscal 2001, a slowing U.S. economy and a worldwide decline in demand for integrated circuits resulted in excess capacity in the semiconductor industry and a severe contraction in demand for manufacturing equipment. Our current outlook is for lower revenues in the first half of fiscal 2002 and potentially beyond compared to the second half of fiscal 2001, due to our customers' current plans to delay or reduce capital expenditures for calendar years 2001 and early 2002.

Backlog

We schedule production of our systems based upon purchase orders in backlog and our customers' delivery requirements. Included in our backlog are orders for which written requests have been accepted and shipment dates assigned. Our policy is to make adjustments to our financial backlog to reflect customer delivery dates delays, as well as order cancellations, so that only those orders for which equipment is expected to ship within the next 12 months are reflected in our reported backlog amounts. As of June 24, 2001 and June 25, 2000, our order backlog was approximately $231 million and $551 million, respectively. All orders for our products are subject to cancellation by our customers, in some cases with limited penalties. Because some orders are received for systems to be shipped in the same quarter and because of possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for succeeding periods.

Manufacturing

Our manufacturing operations consist mainly of assembling and testing components and subassemblies that are then integrated into finished systems. Once we have completed final testing of all electronic and electromechanical subassemblies that make up one of our offerings, the completed modules are process tested with defined processes. Most of the assembly and all testing of our products is conducted in cleanroom environments. Prior to shipping a completed system, customer representatives may perform acceptance tests at our facility. After passing these acceptance tests, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

During fiscal 1999, we entered into a five-year contract manufacturing agreement with Yokogawa Electric Corporation ("Yokogawa"). Under the terms of the agreement, Yokogawa assembles Transport Modules ("TMs") from kits supplied by our Fremont manufacturing operations. Yokogawa integrates these TMs with completed process modules provided by us, performs final test services for the completed units, and ships them to our customers in Japan.

Certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have a severe near-term effect on our operating results and could result in damage to customer relationships.

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

Employees

As of September 7, 2001, we had approximately 3,150 full-time employees. None of our employees are represented by a trade union, and we have never experienced a work stoppage. Our management considers employee relations to be good.

Each of our employees signs an agreement to maintain the confidentiality of our proprietary information, and all key employees have stock or stock option arrangements with us that provide for the vesting of their options over several years.

Competition

The semiconductor equipment industry is highly competitive. We face substantial competition throughout the world. Our management believes that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support organizations. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price and performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering etch, CMP or post-CMP clean products similar to those we sell, our ability to sell our products to those customers could be adversely affected. No assurance can be given that we will continue to compete successfully in the United States or worldwide.

We face significant competitive factors in the equipment market, including quality, repeatability, process capability and flexibility, and overall cost of ownership, which may be affected by factors such as reliability, software automation, throughput, customer support and system price. Although we believe that we compete favorably with respect to many of these factors, our ability to compete successfully in the marketplace will depend upon our ability to introduce product enhancements and new products on a timely basis. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Applied Materials, Inc. and Tokyo Electron Limited. Our Teres CMP integrated polishing system faces significant competition from several competitors. Among the companies currently offering polishing systems are Applied Materials, Inc., Ebara Corp., and SpeedFam-IPEC, Inc. In CMP slurry removal and cleaning applications, our competitors include DaiNippon Screen Manufacturing Co. Ltd. and VERTEQ Inc.

Patents and Licenses

We have a policy of seeking patents on inventions relating to new products and processes developed as part of our ongoing research, engineering, and manufacturing activities. We hold United States patents and corresponding foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the life cycles of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately eight to seventeen years. We believe that although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on acceptable terms, or at all.

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

EXECUTIVE OFFICERS OF THE COMPANY

As of September 7, 2001, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Title
James W. Bagley	62	Chairman and Chief Executive Officer
Stephen G. Newberry	47	President and Chief Operating Officer
Mercedes Johnson	47	Vice President, Finance and Chief Financial Officer
Nick Bright	45	Vice President, Global Products
Mark Frey	48	Chief Accounting Officer and Corporate Controller
Craig Garber	43	Vice President, Corporate Finance and Treasurer
Scott J. Landstrom	43	Vice President, Global Field Operations

James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the Merger with OnTrak Systems, Inc. in 1997. Effective September 1, 1998, Mr. Bagley was appointed Chairman of the Board of Lam. Mr. Bagley currently is a director of Teradyne, Inc., Micron Technology, Inc. and Wind River Systems, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak. Prior to joining OnTrak, Mr. Bagley was employed by Applied Materials, Inc. for 15 years in various senior management positions, most recently as Chief Operating Officer and Vice Chairman of the Board. Mr. Bagley held various management positions at Texas Instruments, Inc. before he joined Applied Materials, Inc.

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

Mercedes Johnson joined the Company in April 1997 and was appointed Chief Financial Officer in May 1997. She was formerly Vice President and Worldwide Operations Controller of Applied Materials, Inc., where she also served in several senior financial management positions since 1986. Prior to joining Applied Materials, Inc., Ms. Johnson held managerial and controller positions at Nanometrics, Inc., NCR Corporation, and Hewlett-Packard Company.

Nick Bright joined Lam in May 1998 as the Vice President of Technology and Engineering. He now holds the position of Vice President, Global Products. Prior to joining Lam, Mr. Bright was employed by Applied Materials, Inc., as Engineering Vice President where during his 16-year tenure Mr. Bright held senior management engineering and technology positions in etch, ion implant and automation business units. He has also held positions at GEC in the United Kingdom and ABB in Sweden. Mr. Bright holds numerous patents in semiconductor manufacturing disciplines.

Mark Frey joined the Company in November 1999 as Corporate Controller and became Chief Accounting Officer in November 2000. Previously, he was employed by Raychem Corporation for 10 years, most recently as Vice President of Finance of the Electronics OEM Division. Prior to joining Raychem Corporation, Mr. Frey held managerial and controller positions at Activision Inc., Unisys Corporation, and Communications Satellite Corporation.

Craig Garber joined the Company in September 1997 as Vice President, Corporate Finance and Treasurer. Before joining the Company, and since 1984, Mr. Garber held various management positions in finance at Applied Materials, Inc., most recently as Assistant Treasurer and Senior Director of Treasury Operations.

Scott J. Landstrom joined the Company in April 2001 as Vice President, Global Field Operations. Prior to joining Lam, Mr. Landstrom was Vice President of Business Development at KLA-Tencor where he also held the position of Vice President and General Manager of multiple different product divisions. Prior to joining KLA-Tencor, Mr. Landstrom held the position of President and Chief Executive Officer of SiScan Systems, Inc., a privately held semiconductor equipment manufacturer.

Item 2. Properties

Our executive offices and principal manufacturing and R&D facilities are located in Fremont, California, and are under leases expiring from 2001 to 2006. As a result of the restructuring of our operations, we have subleased some of our idle facilities. In addition, we lease facilities for our service, technical support and sales personnel throughout the United States, Europe, Japan, and Asia Pacific. Our fiscal 2001 rental payments for the space occupied as of June 24, 2001, aggregated approximately $23.8 million and are subject to periodic increases. We believe that our existing facilities are well maintained and in good operating condition.

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

In September 1999, Tegal Corporation ("Tegal") brought suit against us in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLe™ and Exelan products as infringing the patents Tegal is asserting. On our motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The information required by this Item is incorporated by reference from "Item 6. Selected Financial Data", below.

Item 6. Selected Consolidated Financial Data

                                                                       Year ended
                                                June 24,    June 25,              June 30,
                                               ----------- ----------- -----------------------------------
                                                  2001        2000        1999        1998        1997
                                               ----------- ----------- ----------- ----------- -----------
                                                            (in thousands, except per share data)
OPERATIONS:
Total revenue................................  $1,519,789  $1,230,767    $647,955  $1,052,586  $1,073,197
Gross margin.................................     653,479     541,855     233,364     374,142     349,793
Restructuring charge (recovery)  (1).........      12,780     (33,691)     53,372     116,925       9,021
Purchased technology for
  research and development...................       8,000       7,460       5,000      12,100          --
Merger costs.................................          --          --          --      17,685          --
Operating income (loss) .....................     186,532     229,842    (113,201)   (180,924)    (60,776)
Income (loss) before cumulative effect
  of changes in accounting principles........     141,137     204,756    (112,913)   (144,599)    (30,676)
Cumulative effect of EITF 00-19 (2)............    33,074          --          --          --          --
Cumulative effect of SAB 101,
  net of tax  (3)............................    (122,105)         --          --          --          --
Net income (loss)............................      52,106     204,756    (112,913)   (144,599)    (30,676)

Net income (loss) per share:
Income (loss) before cumulative effect
 of changes in accounting principles
  Basic......................................       $1.14       $1.69      ($0.98)     ($1.27)     ($0.28)
  Diluted....................................       $1.07       $1.53      ($0.98)     ($1.27)     ($0.28)
Cumulative effect of EITF 00-19 (2)
  Basic......................................       $0.27          --          --          --          --
  Diluted....................................       $0.25          --          --          --          --
Cumulative effect of SAB 101,
  net of tax (3)
  Basic......................................      ($0.99)         --          --          --          --
  Diluted....................................      ($0.92)         --          --          --          --
Net Income (loss)
  Basic......................................       $0.42       $1.69      ($0.98)     ($1.27)     ($0.28)
  Diluted....................................       $0.39       $1.53      ($0.98)     ($1.27)     ($0.28)
Pro forma amounts with the change in
 accounting principle related to revenue
 recognition applied retroactively
 (unaudited):
          Total revenues (4).................   1,519,789   1,009,006     761,000           **          **
          Net income (4).....................     174,211     108,133     (66,277)          **          **
          Net income per share:
             Basic (4).......................       $1.41       $0.89      ($0.57)          **          **
             Diluted (4).....................       $1.30       $0.81      ($0.57)          **          **

BALANCE SHEET:
Working capital..............................  $1,076,922    $733,579    $494,875    $603,580    $462,171
Total assets.................................   1,871,775   1,244,837     979,451   1,150,772   1,035,049
Long-term obligations, less
  current portion............................     659,718     321,657     326,500     334,174      46,592

(1) Restructuring charge (recovery) excludes charges (recoveries) included in cost of goods sold and reflected in gross margin for the years ending June 24, 2001, June 25, 2000, and June 30, 1998.

(2) The Company recorded a non-cash gain of $33.1 million (no related tax), or $0.25 per diluted share, to reflect the cumulative effect of the accounting change as of June 24, 2001, related to the adoption of EITF 00-19, "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

(3) The Company recorded a non-cash charge of $122.1 million, after reduction for income tax benefits of $81.4 million, or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of June 26, 2000, related to the adoption of Securities and Exchange Commission ("SEC ") Staff Accounting Bulletin No. 101, ("SAB") No. 101, "Revenue Recognition in Financial Statements".

(4) ** Data is not available to provide pro forma information for these years.

                                                         Unaudited Selected Quarterly Financial Data
                                                      1ST             2ND             3RD             4TH
                                                --------------- --------------- --------------- ---------------
                                                            (in thousands, except per share data)
                                                  Restated (1)    Restated (1)     Restated (1)
QUARTERLY 2001
Total revenue................................         $305,031        $384,097        $465,125        $365,536
Gross margin.................................          132,668         170,031         203,023         147,757
Restructuring charge  (2)....................               --              --              --          12,780
Purchased technology for
  research and development...................               --           8,000              --              --
Operating Income.............................           23,701          41,313          88,617          32,901
Income (loss) before cumulative effect of
  changes in accounting principles...........           19,840          30,969          65,122          25,206
 Cumulative effect of EITF 00-19.............               --              --              --          33,074
 Cumulative effect of SAB 101, net of tax....         (122,105)             --              --              --
Net income (loss)............................         (102,265)         30,969          65,122          58,280
Net income (loss) per share:
Income (loss) before cumulative effect of
 changes in accounting principles
  Basic......................................            $0.16           $0.25           $0.53           $0.20
  Diluted....................................            $0.15           $0.24           $0.48           $0.19
Cumulative effect of EITF 00-19
  Basic......................................               --              --              --           $0.27
  Diluted....................................               --              --              --           $0.25
Cumulative effect of SAB 101, net of tax
  Basic......................................           ($0.98)             --              --              --
  Diluted....................................           ($0.91)             --              --              --
Net Income (loss)
  Basic......................................           ($0.82)          $0.25           $0.53           $0.47
  Diluted....................................           ($0.76)          $0.24           $0.48           $0.44
Price range per share........................    $19.63 - $41.69 $13.00 - $24.00 $14.06 - $30.13 $19.38 - $33.76

                                                      1ST             2ND             3RD             4TH
                                                --------------- --------------- --------------- ---------------
                                                             (in thousands, except per share data)
                                                                        (as reported)
QUARTERLY 2000
Total revenue................................         $241,582        $288,620        $326,349        $374,216
Gross margin.................................          100,811         125,676         144,986         170,382
Restructuring recovery.......................               --              --         (18,932)        (17,008)
Purchased technology for
  research and development...................               --           7,460              --              --
Operating income.............................           27,047          39,932          76,041          86,822
Net income...................................           24,682          36,708          67,015          76,351
Net income per share
  Basic......................................            $0.21           $0.31           $0.55           $0.61
  Diluted....................................            $0.19           $0.28           $0.48           $0.55
Price range per share........................    $14.27 - $21.77 $19.79 - $36.71 $34.29 - $54.25 $26.44 - $55.56

(1) See Note T (unaudited) in the Notes to the Consolidated Financial Statements for the reconciliation of previously reported fiscal 2001 quarterly operating results to 2001 quarterly operating results using SAB 101 accounting guidelines.

(2) Restructuring charges exclude amounts included in cost of goods sold and reflected in gross margin.

Stock and Dividend Information:

Our Common Stock is traded on the Nasdaq National Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

As of September 7, 2001, we had 603 stockholders of record.

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

Results of Operations

Lam Research Corporation is a supplier of technically complex thin film selective removal equipment used at the front-end of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, CMP and post-CMP wafer cleaning systems. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive new products. For these and other reasons, our results of operations for fiscal 2001, 2000, and 1999 may not necessarily be indicative of future operating results.

Fiscal 2001 vs. 2000

Total Revenue

Our total revenue for the fiscal year ended June 24, 2001, was $1.5 billion, compared to $1.2 billion in fiscal 2000. Total revenue of $1.5 billion in fiscal 2001 reflects the adoption of SAB 101, discussed below in "Changes in Accounting Policy". Fiscal 2000 pro forma revenue, applying SAB 101, was $1.0 billion.

The increase in revenue for fiscal 2001 compared to fiscal 2000 reflects the strong demand for our systems which was driven by the significant increase in semiconductor production capacity in fiscal 2000 and the first half of fiscal 2001. Revenue from our etch products experienced the greatest increase.

In December 2000, we began to see signs of a downturn resulting from a slowing economy and a worldwide decline in demand for semiconductors. Our orders drastically dropped in the last half of fiscal 2001 as our customers sharply reduced capital expenditures due to excess integrated circuits inventory levels and over capacity in the semiconductor industry. Our current outlook is for lower revenues in the first half of fiscal 2002 and potentially beyond compared to the second half of fiscal 2001, due to semiconductor manufacturers delaying, reducing or canceling capital equipment purchases.

Regional geographic breakdown of revenue is as follows:

                                        Year Ended
                                    June 24, June 25,
                                    -----------------
                                      2001     2000
                                    -------- --------
North America......................      30%      29%
Europe.............................      28%      28%
Asia Pacific.......................      33%      31%
Japan..............................       9%      12%

Gross Margin

Our gross margin percentage decreased to 43.0% in fiscal 2001, compared to 44.0% for reported fiscal 2000. The decrease in our gross margin percentage results from unabsorbed indirect overhead costs in the second half of fiscal 2001, due to the industry slowdown. Additionally, implementation of SAB 101, which generally resulted in the delay of revenue recognition on systems until quarterly accounting periods after their manufacture, further reduced gross margins as a percent of revenues in fiscal 2001. This is because certain indirect manufacturing costs continue to be recognized as expenses during the period the systems were manufactured.

Our current outlook is for a decline in gross margins as a percent of revenue at least in the first half of fiscal 2002 and potentially beyond compared to the second half of fiscal 2001, due to lower production output and utilization of field resources. The unfavorable impact of lower output is expected to be partially offset by cost reduction activities initiated in late fiscal 2001.

Research and Development

  R&D expenses for fiscal year, 2001, were $227.2 million, 28.5% higher than the prior fiscal year. R&D expenses were 15.0% of total revenue for the current fiscal year, compared to 14.4% of total reported revenue for the prior fiscal year. The increase in R&D expenses was driven by our continued investments in advanced etch and CMP/Clean applications and enhancements to our existing products, including developing the technology necessary to support smaller feature size, new insulating materials, copper-based devices and 300 mm wafers.

We believe that in order to remain competitive, we must continue to invest substantially in R&D. We expect R&D costs as a percent of revenue to further increase in the next 2 quarters and potentially beyond as revenues are anticipated to decline while investment in R&D programs will continue at slightly reduced levels.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses (excluding restructuring charges/recoveries) were 14.4% of total revenue in fiscal 2001, as compared to 13.1% of total reported revenue in fiscal 2000. The increase in absolute dollars for fiscal 2001 compared to fiscal 2000 was largely a result of increased infrastructure related to higher sales, marketing, and administrative support for our expanding business in the first half of fiscal 2001, as well as higher incentive payments to our employees. SG&A increased as a percent of revenue largely due to the decline in sequential quarterly revenue starting in the fourth quarter of fiscal 2001.

In response to the industry slowdown we implemented cost reduction measures such as reducing executive and director compensation, headcount reductions and mandatory shutdown days during the second half of fiscal 2001. We will continue to implement additional cost reduction programs and proactively manage variable expenses to more closely align our cost structure with forecasted future revenues.

Fiscal 2001 Restructuring Charges

In April 2001, we announced a plan to reduce global headcount up to 15% during the fourth quarter of fiscal 2001 ("the Plan"). The reduction in force was driven by the anticipated decline in our short-term revenues due to the significant contraction of the semiconductor equipment market from calendar year 2000 levels. During the fourth quarter of fiscal 2001, the Plan was approved by the appropriate level of management necessary to commit us to the specific actions of the Plan. We began implementing the announced restructuring plan and reduced our workforce by approximately 11% prior to June 24, 2001. We recorded a restructuring charge of $16.8 million which, in addition to severance and benefits for involuntarily terminated employees, included charges for remaining lease payments and leasehold improvements on vacated facilities, and inventories of an etch product line that will no longer be supported by the Company. In addition, we consolidated our Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets.

Below is a table summarizing activity relating to the fiscal 2001 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED               OTHER
                                    AND     ON VACATED   FIXED   DISCONTINUED   EXIT
                                  BENEFITS  FACILITIES   ASSETS   INVENTORY    COSTS      TOTAL
                                 ---------- ---------- ---------- ---------- ---------- ---------
                                                                (in thousands)
Fiscal year 2001 provision......    $8,282     $1,312     $3,036     $3,732       $407   $16,769
Cash payments...................    (4,067)        --         --         --         --    (4,067)
Non-cash charges................        --         --     (3,036)    (3,732)       (10)   (6,778)
                                 ---------- ---------- ---------- ---------- ---------- ---------
Balance at June 24, 2001........    $4,215     $1,312     $   --     $   --       $397    $5,924
                                 ========== ========== ========== ========== ========== =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to the plan of termination and determined the benefits the employees being terminated would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $4.2 million as of June 24, 2001 will be utilized by the end of March 2002.

     Lease Payments on Vacated Facilities relates to the remainder of the lease term after the abandonment of the facility currently under long-term operating lease agreements. We estimated, given the prevailing real estate market conditions, that it would take approximately 24 months to sub-lease its vacated facilities in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

  We wrote-off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and etch product line inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with a discontinued capital improvement project related to vacated facilities.

Purchased Technology for Research & Development

During the second quarter of fiscal 2001, we made an equity investment in, and purchased a portfolio of CMP intellectual property rights and research and development technology from Strasbaugh. We recognized a one-time charge to income of $8.0 million for the purchase of in process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. Our equity interest in Strasbaugh, representing approximately 20% of Strasbaugh's total capital stock, is accounted for under the equity method and the intellectual property rights are being amortized ratably over five years.

Other Income, net

Other income, net, of $15.1 million in fiscal 2001 increased from $7.0 million in fiscal 2000, driven by the increase in interest income on a substantially larger average investment portfolio than the previous fiscal year's.

Tax Expenses

For fiscal year 2001, we recorded income tax expense of $60.5 million, which was 30.0% of income before taxes. For fiscal year 2000, we recorded an income tax expense of $32.1 million, which was 13.5% of income before taxes. The fiscal 2000 rate reflected the benefit of net operating losses and research and development tax credits carried over from prior periods. At June 24, 2001, we had gross deferred tax assets arising from non-deductible temporary differences and tax credit carryforwards of $244.1 million. A valuation allowance of $31.2 million and deferred tax liabilities of $35.6 million offset the gross deferred tax assets. Realization of the majority of the net deferred tax assets is dependent on our ability to generate future taxable income. We believe that it is more likely than not that the assets will be realized based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. We will evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowance.

Changes in Accounting Principles and Policies

Revenue Recognition. We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period. Revenue related to spare parts sales is generally recognized on shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month are recognized on a prorated straight-line basis over the term of the contract.

In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance as of June 26, 2000 was $433 million. This amount is comprised of equipment that was shipped but had not yet been accepted as of June 25, 2000. Of this amount $401 million was recognized as revenue in fiscal 2001. The unaudited pro forma amounts presented in the income statement were calculated assuming the accounting change was retroactively applied to prior periods.

Prior to fiscal year 2001, our revenue recognition policy was to recognize revenue for equipment generally at the time of shipment.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensuses on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19" or "the Consensus"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. The consensus is required to be applied on June 24, 2001 for our contracts still outstanding as of that date through a cumulative effect adjustment approach. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value and subsequent changes in fair value are not recognized unless a change in the contracts classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

In accordance with EITF 00-19, as of June 24, 2001, we recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to our own stock as an asset. The cumulative effect adjustment, a gain of $33.1 million ($0.25 per diluted share), reflects the non-taxable increase in the fair value of the derivative instruments since their inception to June 24, 2001. The fair value of these equity derivatives, $33.1 million, is recorded in Other Assets.

Recent Accounting Pronouncements

Derivative Instruments and Hedging. On July 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on our consolidated financial position or operating results.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125". FAS 140 revised the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 expands related financial statement disclosures. FAS 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of FAS 140 did not have a material impact on our consolidated financial position or operating results.

Business Combinations and Goodwill and other Intangible Assets.In July 2001, the FASB issued Statement of Financial Accounting Standards No.141 ("FAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No.142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001. We are required to adopt FAS 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. FAS 141 and FAS 142 are not expected to materially impact our consolidated financial position or operating results.

Transition to Single European Currency

During fiscal 1999, we established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and through the transition period to January 1, 2002. We met all related legal requirements by January 1, 1999, and we expect to meet all legal requirements through the transition period. We do not expect the cost of any related system modifications to be material and do not currently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities, or will result in any material increase in transaction costs. We will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information, our management does not believe that the introduction of the Euro had or will have a material adverse impact on our financial condition or results of our operations.

Fiscal 2000 vs. 1999

Total Revenue

Our total revenue for the fiscal year ended June 25, 2000 was $1.2 billion ($1.0 billion on a pro forma basis), 90% higher than prior fiscal year revenue of $648 million ($761 million on a pro forma basis). We experienced increased revenue for all of our product lines due to the expansion of the semiconductor capital equipment industry in fiscal 2000.

The first nine months of fiscal 1999 were unfavorably impacted from the semiconductor industry slowdown driven by depressed DRAM pricing, production over-capacity, as well as uncertainty in the worldwide financial markets. In the last quarter of fiscal 1999, the global semiconductor equipment industry began to recover, which lead to increased sales and profitability.

Gross Margin

Our gross margin percentage increased to 44.0% for fiscal 2000, compared to 36.0% for fiscal 1999. During fiscal 2000, our gross margin percentage was favorably impacted by higher sales volume, the efficiencies of "lean" manufacturing techniques, and continued material cost reductions compared to fiscal 1999.

Research and Development

R&D expenses for the fiscal year ended June 25, 2000, were $176.9 million, 24.1% higher than the prior fiscal year. However, as a percentage of revenue, R&D expenses were 14.4% of total revenue for fiscal year 2000, compared to 22.0% of total revenue for the prior fiscal year. The decrease in R&D expenses as a percent of revenue was mainly due to the significant increase in revenue in fiscal 2000.

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

The increase in SG&A expenses was largely a result of higher sales and marketing expenses related to higher sales volume and an overall increase in headcount. In addition, incentive payments to employees and management in fiscal 2000 were greater than those paid in fiscal 1999.

Restructuring Charges and Recoveries

During the second quarter of fiscal 1999 and as a result of economic contraction in the semiconductor industry, the Company recorded a restructuring charge of $53.4 million, relating to severance compensation and benefits for involuntarily terminated employees worldwide (representing approximately 15% of the global workforce), lease payments on abandoned facilities, the write-off of related leasehold improvements and fixed assets and returned equipment credits issued to certain customers.

Beginning in late fiscal 1999, there were indications of a recovery in the semiconductor industry. On a global basis, semiconductor makers began adding new capacity to address an increase in the demand for integrated circuits. In addition to new capacity, the semiconductor industry accelerated a migration to new materials such as copper and the new interconnect processes required to implement them. In early calendar year 2000, we concluded that the upturn would be sustainable and that it was likely to continue through the end of the calendar year.

During fiscal 2000, we completed the remaining elements of our prior restructuring activities in accordance with established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market, we were able to recover approximately $35.9 million of the restructuring charges recorded in prior periods. Of this amount, $10.9 million was recovered due to lower severance and termination costs than we had planned for certain employees and executives as well as guaranteed outplacement services and other exit costs not being utilized. Another $9.5 million was recovered because we were able to reoccupy or successfully sublease certain manufacturing and administrative facilities under long term operating leases. Additionally, we determined it would utilize leasehold improvements of $5.8 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business. We also recovered $3.1 million through the sale of its previously abandoned and written-off facility in Korea. Another $4.4 million was recovered due to customers not utilizing system return credits they had originally requested and which were issued as a result of our decision to exit certain product lines. We also recovered approximately $1.4 million from the sale of previously written-off inventory. In addition, approximately $0.8 million was recovered from the salvage of inventories previously segregated and written-off due to requests from former customers to purchase certain piece parts.

At June 24, 2001, $1.8 million of prior years' restructuring charges remains in accrued liabilities, relating primarily to executive severance and lease payments on abandoned equipment. The reserve balance will be utilized to make scheduled fixed cash payments through the remainder of the employee separation contracts and equipment lease contracts.

Purchased Technology for Research & Development

During the second quarter of fiscal 2000, we purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc ("Oliver"). We recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which are being amortized ratably over their estimated useful life of five years. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use.

In the third quarter of fiscal 1998, we purchased a non-exclusive license for Trikon Technologies' MÆRI™ source technology. During fiscal 1999, $5.0 million in additional fees for the purchase of a non-exclusive license for MÆ RI source technology became payable (separate from royalties owed on shipments of MÆRI souce-based systems determined by rates prescribed in the license). This completed the purchase payments for this technology. The technology was used in a single discrete etch product development project and has no future alternative use.

Other Income, Net

Other income, net, of $7.0 million in fiscal 2000 increased from $0.3 million in fiscal 1999, largely due to greater foreign exchange currency gains on Japanese Yen-denominated receivables. Another contributor to our higher other income was the increase in interest income as a result of a larger investment portfolio and a higher rate of return on our investments than during the previous fiscal year, consistent with the higher interest rates prevailing in the U.S. market.

Tax Expense

For fiscal year 2000, we recorded an income tax expense of $32.1 million, which was 13.5% of income before taxes. This rate reflects the benefit of net operating losses and research and development tax credits carried over from prior periods. For fiscal year 1999, we did not record an income tax benefit on the loss before income taxes. No net tax benefit was recorded in fiscal 1999 because it was offset by a valuation allowance against net operating loss carryforwards arising from the net loss. At June 25, 2000, we had gross deferred tax assets arising from non-deductible temporary differences and tax loss and tax credit carryforwards of $202.5 million. The gross deferred tax assets are offset by a valuation allowance of $94.7 million and deferred tax liabilities of $19.0 million.

Functional Currency

The functional currency of our European, Japanese and Asia Pacific subsidiaries is the individual subsidiary's local currency. Our subsidiaries primarily generate and expend cash in their local currency; billings and receipts for their labor and services are primarily denominated in the local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact our cash flows and there is an active local sales market for the foreign subsidiaries' products and services. All balance sheet accounts of these local functional currency subsidiaries are translated at the current exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as currency translation adjustments, which are a component of accumulated other comprehensive income (loss).

Liquidity and Capital Resources

As of June 24, 2001, we had $925.4 million in cash, cash equivalents, short-term investments, and restricted cash compared with $432.1 million at June 25, 2000. Our $100.0 million syndicated bank line of credit, against which we had no borrowings, expired in April 2001 and was not renewed. At June 24, 2001, we were in compliance with all our financial and other covenants.

During May 2001, we completed an offering of $300.0 million of 4% Convertible Subordinated Notes ("the 4% Notes"), which mature on June 1, 2006. Interest on the 4% Notes is payable on June 1 and December 1 of each year, commencing December 1, 2001. The 4% Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share, subject to certain adjustments. The 4% Notes are redeemable, in whole or in part, at our option beginning on June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest. The 4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Expenses associated with the offering of approximately $8.5 million have been deferred in other assets and are being amortized to other expense using the effective interest method over the term of the 4% Notes.

In August 1997, we completed an offering of $310.0 million of 5% Convertible Subordinated Notes ("the 5% Notes"), which mature on September 2, 2002. Interest on the 5% Notes is payable on September 1 and March 1 of each year, commencing March 1, 1998. The 5% Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $29.26 per share, subject to anti-dilution adjustments. The 5% Notes are redeemable, in whole or in part, at our option beginning on September 6, 2000 with at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, if the closing price of Lam Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the notice of redemption. The 5% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Expenses associated with the offering of approximately $9.0 million were deferred in other assets and are being amortized to other expense using the effective interest method over the term of the 5% Notes.

Additionally, during the fourth quarter of fiscal 2001, in order to fund our Japanese subsidiary operations, we entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($49.3 million at June 24, 2001) with syndicated financial institutions. This credit facility replaces borrowings of ¥1.7 billion under a separate credit facility which were held with other financial institutions and which were repaid in June 2001. The entire principal amount under the new term loan is due at maturity, June 11, 2004, and has a floating interest rate, which at year end was 1.8% per annum. The new facility reflects terms that were more favorable than the previous Yen-denominated loan.

Net cash provided by operating activities was $261.3 million in fiscal 2001. This amount consisted of net income of $52.1 million, non-cash adjustments from the cumulative net effect of changes in accounting principles totaling $89.0 million, and non-cash charges of $76.0 million for depreciation and amortization, restructuring and other, offset by net uses of working capital of $5.2 million, net of a tax benefit of $49.4 million related to tax deductions received for stock option exercises. Focus in accelerating collections and sales of accounts receivable resulted in a decline in accounts receivable of $68.6 million, but were offset by increases in inventories of $73.1 million. The increase in inventories resulted from significant levels of customer push-outs and order cancellations within manufacturing lead times during the second half of fiscal 2001.

Net cash used in investing activities during fiscal 2001 was $427.5 million. Net purchases of short-term investments used $341.2 million. Net capital expenditures were $64.4 million and cash totaling $14.0 million was used for strategic technology investments.

     Net cash flows provided by financing activities during fiscal 2001 were $321.9 million due primarily from net proceeds of $292.0 million from our 4% Note offering in June 2001, and $50.0 million in borrowings from the Yen-denominated term loan. During fiscal 2001 we made principal payments on long-term debt and capital lease obligations of $23.9 million. We also repurchased $45.1 million of common stock and reissued $24.5 million of our treasury stock through our employee option and stock purchase programs. Net proceeds from the issuance of our common stock generated $6.7 million. We plan to use the net proceeds from our debt offering for general corporate purposes, including working capital needs.

During the second quarter of fiscal 2001, we entered into a five-year operating lease agreement relating to certain buildings at our Fremont, California campus. As part of the agreement, we are required to provide a guaranteed residual value of $27.5 million to the lessor at the end of the lease term.

In fiscal 1999, we entered into certain option transactions with independent third parties (the "third parties") for the purchase and sale of our Common Stock. Our Board of Directors authorized us to acquire from the third parties options to purchase up to 10.5 million shares of our Common Stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into Common Stock of the 5% Convertible Subordinated Notes previously issued by us, and due September 2, 2002. As part of the program, the Board of Directors also authorized us to enter into put options with the same third parties covering up to 15.75 million shares of our Common Stock. We anticipated that the premiums we would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost of our purchase of the call options from those same third parties. Consequently, we do not expect to exchange cash over the course of the program with the third parties in conjunction with our purchase of the call options.

Pursuant to the authorization described above, we have, as of June 24, 2001, acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the 5% Notes issued in August 1997, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

The call and put options are European style options exercisable upon expiration; all of the options expire no later than September 3, 2002, which is the business day following the date on which the 5% Notes must either be converted or retired. Upon option exercise, we have the ability, at our option, to permit the options to be physically settled (i.e., shares would be delivered to us against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). Certain scenarios may require that we deliver cash to the counter-party to achieve full settlement under the terms of the instruments. We can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate third party. While the options are only exercisable at expiration, the terms of the contracts with the third parties provide for early termination and settlement of the options upon the occurrence of certain events (in a form determined by us which includes net settlement of shares), including without limitation our material breach of the agreement, default on certain indebtedness or covenants relating to our financial condition, reduction in our S&P credit rating below B or a drop in the price of our Common Stock to less than $1.67 per share.

We account for these derivative financial instruments, indexed and potentially settled in our stock, under the provisions of EITF 00-19. At June 24, 2001, the instruments had a net fair value of $33.1 million in our favor and are included in "Other Assets".

If the average stock price is below $9.48 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in our dilutive earnings per share ("EPS") calculation.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 24, 2001, combined with proactive cost reduction activities, are expected to be sufficient to support our currently anticipated levels of operations and capital expenditures through at least December 2002.

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
  customer acceptances of equipment;
  the size and timing of orders from customers;
  customer cancellations or delays in our shipments and/or installations;
  our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;
  our competitors' introduction of new products;
  legal or technical challenges to our products and technology;
  new or modified accounting regulations;
  changes in average selling prices and product mix;
  changes in import/export regulations; and
  exchange rate fluctuations.

We manage our expense levels in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected.

We derive our revenue primarily from the sale of a relatively small number of high-priced systems. Our systems can range in price from approximately $400,000 to $4 million per unit. Our operating results for a quarter may suffer substantially if:

  we sell fewer systems than we anticipate in any quarter;
  we do not receive anticipated orders in time to enable shipment and acceptance of equipment during a given quarter;
  one or more customers delay or cancel anticipated shipments and/or installations;
  shipments are delayed by procurement shortages or manufacturing difficulties or;
  our customers delay final acceptance of our shipments due to delays in their evaluation of our systems.

Further, because most of our manufacturing operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions) could adversely impact our financial performance.

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

In December 1999 the Securities and Exchange Commission issued SAB No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition of revenue for sales that involve contractual customer acceptance provisions and product installation commitments. Based on the guidance provided by SAB 101, we changed our revenue recognition policy for equipment sales effective June 26, 2000. Prior to SAB 101, the Company generally recognized systems revenue on the date the equipment was shipped to customers. Under SAB 101, the Company now recognizes revenue on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize systems revenues is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

The Semiconductor Equipment Industry is Volatile; and the Industry is Currently Experiencing Reduced Product Demand which is Expected to have a Negative Impact on Shipments and Equipment Acceptance Cycle Time

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During the past three years the semiconductor industry has experienced severe swings of product demand and volatility in product pricing. In early fiscal 1998 and fiscal 1999, the semiconductor industry reduced or delayed significantly purchases of semiconductor manufacturing equipment and construction of new fabrication facilities because of an industry downturn. However, beginning in late fiscal 1999, we experienced a recovery in demand for our products, which drove sales growth throughout fiscal 2000 and early fiscal 2001. In the second half of the December 2000 quarter, we began to see signs that this upturn was slowing and that customers were likely to reduce equipment purchases during the first half of calendar year 2001. These signs were confirmed in the March 2001 quarter as semiconductor manufacturers canceled or delayed many orders as a result of overcapacity. These order reductions are expected to have a negative impact on the level of system shipments and the cycle time of acceptances in at least the first half of fiscal 2002 and potentially beyond.

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

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture, and successfully introduce new products with improved capabilities and to continue to enhance our existing products. Due to the risks inherent in transitioning to new products, we must accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace, which would materially and adversely affect our results from operations.

We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, or we may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. In addition, in connection with the development of new products, we will invest in pilot production inventory. Our failure, to complete commercialization of these new products in a timely manner could result in inventory obsolescence, which would adversely affect our financial results.

We are Subject to Risks Associated with the Introduction of New Products

We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products to this market, which may affect our ability to sell our new products. Furthermore, new products represent significant investments of our resources and their success, or lack thereof, could have a material effect on our financial results.

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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

We are Dependent Upon a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Each of our key suppliers has a one-year blanket purchase contract under which we may issue purchase orders. We may renew these contracts periodically. Each of these suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative source suppliers. Nevertheless, a prolonged inability to obtain certain components could adversely affect our operating results and result in damage to our customer relationships.

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

We May Lack the Financial Resources or Technological Capabilities of Certain of Our Competitors Needed to Capture Increased Market Share

Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore are increasingly dominating the semiconductor equipment industry. In addition, there are smaller, emerging semiconductor equipment companies that may provide innovative technology that may have performance advantages over systems we currently, or expect to, offer.

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

Our present or future competitors may be able to develop products comparable or superior to those we offer or that adapt more quickly to new technologies or evolving customer requirements. In particular, while we currently are developing additional product enhancements that we believe will address customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, we may be unable to continue to compete effectively in our markets, competition may intensify or future competition may have a material adverse effect on our revenues, operating results, financial condition, and cash flows.

Our Future Success Depends on International Sales

International sales accounted for approximately 70% of our total revenue in fiscal 2001, 71% in fiscal 2000 and 54% in fiscal 1999. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including, but not limited to:

  foreign exchange risks;

  changing import/export requirements;

  foreign trade disputes; and

  economic, political, banking and currency problems in the relevant region.

We currently enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on Yen-denominated sales and assets, and will continue to enter into hedging transactions for the foreseeable future.

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

Our Ability to Manage Potential Growth or Decline; Integration of Potential Acquisitions and Potential Disposition of Product Lines and Technologies Creates Risks for Us

Currently, the semiconductor equipment industry is experiencing a severe decrease in demand for its products, which challenges our management to reduce spending on operating activities. Alternatively, if we experience rapid growth in the future we may face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures on a timely basis, and expanding, training, and managing our work force. There can be no assurance that we will be able to perform such actions successfully. In the future, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategy. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations amongst others. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition, and cash flows.

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. We may acquire additional businesses, products or technologies in the future. Any acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations and/or the price of our Common Stock.

The Market for Our Common Stock is Volatile, which May Affect our Ability to Raise Capital or Make Acquisitions

The market price for our Common Stock is extremely volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to factors, including but not limited to the following:

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

In addition, the stock market experiences significant price and volume fluctuations. Recent volatility in the price of our Common Stock was tied in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors may adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs and it could divert management's attention and resources and have an unfavorable impact on the price for our Common Stock.

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

The Potential Anti-Takeover Effects of Our Bylaws Provisions and the Rights Plan We have in Place May Affect Our Stock Price and Inhibit a Change of Control Desired by Some of Our Stockholders

In 1997, we adopted a Rights Plan (the "Rights Plan") in which rights were distributed as a dividend at the rate of one right for each share of our Common Stock, held by stockholders of record as of the close of business on January 31, 1997, and thereafter. In connection with the adoption of the Rights Plan, our Board of Directors also adopted a number of amendments to our Bylaws, including amendments requiring advance notice of stockholder nominations of directors and stockholder proposals.

Our Rights Plan may have certain anti-takeover effects. Our Rights Plan will cause substantial dilution to a person or group that attempts to acquire Lam in certain circumstances. Accordingly, the existence of the Rights Plan and the issuance of the related rights may deter certain acquirers from making takeover proposals or tender offers. The Rights Plan, however, is not intended to prevent a takeover. Rather it is designed to enhance the ability of our Board of Directors to negotiate with a potential acquirer on behalf of all of our stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations at June 24, 2001, and June 25, 2000:

                                                                 June 24,                                June 25,
                                                                  2001                                     2000
                          ------------------------------------------------------------------------------ ---------
                                                                             THERE-              FAIR
                             2002      2003      2004      2005      2006    AFTER     TOTAL     VALUE     TOTAL
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
                                                                 ($ in thousands)
Cash equivalents
  Fixed rate............. $175,000        --        --        --        --       --  $175,000  $175,000    $2,800
Average rate.............     4.03%       --        --        --        --       --      4.03%       --      6.46%
Short-term investments
  Fixed rate............. $262,963  $242,087        --        --        --       --  $505,050  $505,050  $258,366
Average rate.............     5.19%     4.68%       --        --        --       --      4.94%       --      6.27%
  Auction rate preferreds
  Variable rate.......... $137,850        --        --        --        --       --  $137,850  $137,850   $43,300
Average rate.............     4.36%       --        --        --        --       --      4.36%       --      6.77%
Restricted cash
  Fixed rate ............  $60,800        --        --        --        --       --   $60,800   $60,800   $60,348
Average rate.............     4.79%       --        --        --        --       --      4.79%       --      5.92%
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
Total investment
  Securities............. $636,613  $242,087        --        --        --       --  $878,700  $878,700  $364,814
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
Average rate.............     4.65%     4.68%       --        --        --       --      4.66%       --      6.27%
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
Long-term debt
  Fixed rate.............   $8,481  $310,455   $49,263        --   300,000       --  $668,199  $719,672  $326,645
Average rate.............     1.01%     5.00%     1.81%       --      4.00%      --      4.26%       --      4.83%
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

We have no cash flow exposure related to our fixed rate $309.8 million and $300.0 million Convertible Subordinated Notes, or on our current capital lease obligations. However, we do have cash flow exposures on the interest expense related to our new ¥6.0 billion Japanese Yen-denominated bank term loan because the lending rates we receive under that term loan vary with TIBOR. At April 13, 2001, our $100.0 million line of credit expired and was not replaced.

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For this reason, we enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of our Yen-denominated assets. We recognize realized and unrealized gains and losses through income on these contracts and offset them against realized and unrealized gains and losses from the related Yen-denominated receivables. In addition, we periodically hedge anticipated transactions with foreign currency forward contracts. We defer the gains and losses on these contracts and recognize them in income during the same period as the hedged transaction. At June 24, 2001, the notional amount of outstanding foreign currency exchange contracts was $47.0 million. The unrealized gain on the contracts at June 24, 2001, was $4.8 million. An appreciation in the exchange rate of the Yen from inception of the contracts of approximately 15% would result in an unrealized loss of $8.3 million. A depreciation in the exchange rate of the Yen of approximately 15% would result in an unrealized gain of $6.1 million.

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $309.8 million 5% Convertible Subordinated Notes which are due September 2, 2002. As of June 24, 2001, we have acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our anticipated gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

                                    AT
                June 24, 2001    MATURITY
               ---------------  ----------
                      (in thousands)
Stock Value
    $5.00         ($24,343)     ($24,998)
   $15.00           $9,569       $13,814
   $25.00          $28,669       $51,029
   $35.00          $40,073       $66,877
   $45.00          $47,198       $66,877
   $55.00          $51,824       $66,877

In November 2000, the FASB's Emerging Issues Task Force reached final consensuses on the rules for accounting for derivative financial instruments indexed to and potentially settled in a company's own stock. In accordance with the provisions of EITF 00-19 we recorded the fair value of our put and call options as a long-term asset on the Balance Sheet at fiscal 2000 year end. Their value as of June 24, 2001 was $33.1 million, which is recorded as a cumulative effect adjustment in the fourth quarter fiscal 2001 Statement of Operations. For future quarters, the value of these derivatives will be re-calculated based on their market value at quarter end and the change in value will be reported as a gain or loss in Other Income and Expense.

Item 8. Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 14(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 6 "Selected Financial Data".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the Commission, for our Annual Meeting of Stockholders to be held November 8, 2001 (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. (However, the Report of the Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption "Executive Officers of the Company", which information is incorporated herein by this reference.

Item 10. Directors and Executive Officers of the Registrant

      The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading "Proposal No. 1 Election of Directors".

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Executive Compensation and Other Information".

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Proposal No. 1 Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management".

Item 13. Certain Relationship and Related Transactions

      The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Certain Relationships and Related Transactions".

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Index to Financial Statements

  2. Index to Financial Statement Schedules

Page
Schedule II--Valuation and Qualifying Accounts	72

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (c) of this Item 14, which is incorporated herein by reference.

(b) Reports on Form 8-K

We filed a Form 8-K on May 18, 2001 making an item 5 disclosure regarding our intentions to offer convertible subordinated notes for sales in a Rule 144A private placement. See Note H to the Consolidated Financial Statements.

(c) The list of Exhibits is set forth on pages 73 to 77 of this Form 10-K and are incorporated herein by this reference.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                  June 24,    June 25,
                                                                    2001        2000
                                                                ----------- -----------
                            ASSETS
Cash and cash equivalents......................................   $221,659     $70,056
Short-term investments.........................................    642,900     301,666
Accounts receivable, less allowance for doubtful
  accounts of $4,948 in 2001 and $4,570 in 2000................    248,910     323,935
Inventories....................................................    284,757     227,169
Prepaid expenses and other assets..............................     20,855      22,001
Deferred income taxes..........................................    157,525      76,508
                                                                ----------- -----------
          Total current assets.................................  1,576,606   1,021,335
Property and equipment, net....................................    126,533     119,192
Restricted cash................................................     60,800      60,348
Deferred income taxes..........................................     19,767      12,317
Other assets...................................................     88,069      31,645
                                                                ----------- -----------
          Total assets......................................... $1,871,775  $1,244,837
                                                                =========== ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable.........................................    $56,568     $76,648
Accrued expenses and other liabilities.........................    183,319     203,476
Deferred profit................................................    250,834         --
Current portion of long-term debt and capital lease
  obligations..................................................      8,963       7,632
                                                                ----------- -----------
          Total current liabilities............................    499,684     287,756
Long-term debt and capital lease obligations,
  less current portion.........................................    659,718     321,657
Commitments and contingencies
Preferred stock at par value of $0.001 per share; 5,000 share
  authorized, none outstanding.................................        --          --
Common stock at par value of $0.001 per share
  Authorized -- 400,000 shares; issued and outstanding, 124,917
  shares at June 24, 2001 and 124,389 shares at June 25, 2000..        125         124
Additional paid-in capital.....................................    498,066     441,949
Treasury stock, at cost .......................................    (21,904)    (26,438)
Accumulated other comprehensive loss...........................    (18,195)     (7,501)
Retained earnings..............................................    254,281     227,290
                                                                ----------- -----------
          Total stockholders' equity...........................    712,373     635,424
                                                                ----------- -----------
          Total liabilities and stockholders' equity........... $1,871,775  $1,244,837
                                                                =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED
                                                                   -----------------------------------
                                                                    June 24,    June 25,    June 30,
                                                                      2001         2000       1999
                                                                   ----------- ----------- -----------
Total revenue..................................................... $1,519,789  $1,230,767    $647,955
Costs and expenses:
  Cost of goods sold -- on revenue................................    862,321     691,161     414,591
  Cost of goods sold -- restructuring
    charges (recoveries)..........................................      3,989      (2,249)        --
                                                                   ----------- ----------- -----------
     Gross margin.................................................    653,479     541,855     233,364
  Research and development........................................    227,248     176,895     142,495
  Selling, general and administrative.............................    218,919     161,349     145,698
  Restructuring charges (recoveries)..............................     12,780     (33,691)     53,372
  Purchased technology for research and development...............      8,000       7,460       5,000
                                                                   ----------- ----------- -----------
                                                                      466,947     312,013     346,565
                                                                   ----------- ----------- -----------
     Operating income (loss)......................................    186,532     229,842    (113,201)
                                                                   ----------- ----------- -----------
Other income (expense):
  Interest income.................................................     31,950      25,088      22,810
  Interest expense................................................    (19,980)    (20,655)    (20,168)
  Other, net......................................................      3,132       2,538      (2,354)
                                                                   ----------- ----------- -----------
                                                                       15,102        6971         288
                                                                   ----------- ----------- -----------
     Income (loss) before income taxes and
      cumulative effect adjustments...............................    201,634     236,813    (112,913)
Income tax provision (benefit) ...................................     60,497      32,057         --
                                                                   ----------- ----------- -----------
     Income (loss) before cumulative effect adjustments...........    141,137     204,756    (112,913)

Cumulative effect of EITF 00-19, no related tax ..................     33,074         --          --

Cumulative effect of SAB 101, net of $81,441 related tax benefit..   (122,105)        --          --
                                                                   ----------- ----------- -----------
     Net income (loss)............................................    $52,106    $204,756   ($112,913)
                                                                   =========== =========== ===========

Net income (loss) per share:
Basic
   Income (loss) before cumulative effect of
     changes in accounting principles.............................      $1.14       $1.69      ($0.98)
  Cumulative effect of EITF 00-19 ................................      $0.27         --          --
  Cumulative effect of SAB 101....................................     ($0.99)        --          --
                                                                   ----------- ----------- -----------
  Basic net income (loss) per share...............................      $0.42       $1.69      ($0.98)
                                                                   =========== =========== ===========
Diluted
   Income (loss) before cumulative effect of
     changes in accounting principles.............................      $1.07       $1.53      ($0.98)
  Cumulative effect of EITF 00-19.................................      $0.25         --          --
  Cumulative effect of SAB 101....................................     ($0.92)        --          --
                                                                   ----------- ----------- -----------
  Diluted net income (loss) per share.............................      $0.39       $1.53      ($0.98)
                                                                   =========== =========== ===========
Number of shares used in per share calculations:
  Basic...........................................................    123,856     120,949     115,476
                                                                   =========== =========== ===========
  Diluted.........................................................    132,243     143,327     115,476
                                                                   =========== =========== ===========
Pro forma amounts with the change in accounting principle
     related to revenue applied retroactivley (unaudited):
       Net revenues............................................... $1,519,789  $1,009,006    $761,000
       Net income (loss)..........................................   $174,211    $108,133    ($66,277)
       Net income (loss) per share:
           Basic..................................................      $1.41       $0.89      ($0.57)
           Diluted................................................      $1.30       $0.81      ($0.57)
Number of shares used in pro forma per share calculations:
  Basic...........................................................    123,856     120,949     115,476
                                                                   =========== =========== ===========
  Diluted.........................................................    142,829     132,736     115,476
                                                                   =========== =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 YEAR ENDED
                                                                     -----------------------------------
                                                                      June 24,    June 25,    June 30,
                                                                        2001        2000        1999
                                                                     ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................     $52,106    $204,756   ($112,913)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
   Cumulative effect of change in accounting principle, EITF 00-19.     (33,074)        --          --
   Cumulative effect of change in accounting principle, SAB 101
    net of tax ....................................................     122,105         --          --
   Depreciation and amortization...................................      58,727      46,015      50,924
   Deferred income taxes...........................................      (7,027)     18,566      (3,508)
   Restructuring charges (recoveries)..............................      16,769     (30,609)     34,141
   Purchased technology for research and
     development...................................................       8,000       7,460       5,000
   Other...........................................................        (442)        --          --
   Changes in certain working capital accounts:
     Accounts receivable, net of allowance.........................    (168,048)   (232,152)    (18,171)
     Sales of accounts receivable..................................     236,608      81,327      17,669
     Inventories...................................................     (73,118)    (44,804)     33,727
     Prepaid expenses and other assets.............................        (122)     (3,940)      8,632
     Trade accounts payable........................................     (17,828)     25,367     (16,487)
     Deferred profit...............................................      45,776         --          --
     Accrued expenses and other liabilities........................     (28,557)     47,864     (36,229)
    Tax benefit from employee stock options........................      49,412         --          --
                                                                     ----------- ----------- -----------
        Net cash provided by (used for) operating
          activities...............................................     261,287     119,850     (37,215)
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross capital expenditures.........................................     (64,395)    (50,360)    (33,183)
Purchases of available-for-sale securities.........................  (1,359,095) (4,304,863) (3,771,267)
Sales of available-for-sale securities.............................   1,017,861   4,277,033   3,881,078
Purchase of investments for restricted cash........................         --          --       (8,991)
Strategic investments..............................................     (14,000)     (6,460)     (5,000)
Other..............................................................      (7,915)     (7,091)      7,324
                                                                     ----------- ----------- -----------
        Net cash provided by (used for) investing
          activities...............................................    (427,544)    (91,741)     69,961
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of short and long-term debt.............     359,604       8,685      20,746
Principal payments on long-term debt and capital
   lease obligations...............................................     (23,876)    (29,081)    (27,816)
Treasury stock purchases...........................................     (45,070)    (31,584)    (18,896)
Reissuances of treasury stock......................................      24,489       7,277      10,467
Proceeds from issuance of common stock.............................       6,706      53,088       7,936
                                                                     ----------- ----------- -----------
        Net cash provided by (used for) financing
          activities...............................................     321,853       8,385      (7,563)
                                                                     ----------- ----------- -----------
Effect of exchange rate changes on cash............................      (3,993)     (4,403)       (727)
                                                                     ----------- ----------- -----------
Net increase in cash and cash equivalents..........................     151,603      32,091      24,456
Cash and cash equivalents at beginning of year.....................      70,056      37,965      13,509
                                                                     ----------- ----------- -----------
Cash and cash equivalents at end of year...........................    $221,659     $70,056     $37,965
                                                                     =========== =========== ===========
Supplemental disclosures:
Cash payments for interest.........................................     $20,111     $15,978     $16,840
                                                                     =========== =========== ===========
Cash payments for income taxes.....................................     $14,968      $7,765     $13,300
                                                                     =========== =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                          COMMON           ADDITIONAL           ACCUMULATED OTHER
                                          STOCK    COMMON   PAID-IN   TREASURY   COMPREHENSIVE    RETAINED
                                          SHARES   STOCK    CAPITAL     STOCK    INCOME/(LOSS)    EARNINGS    TOTAL
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 30, 1998................ 114,801     $115   $380,934     $ --              $295   $141,745   $523,089
Sale of common stock....................   1,734        2      7,934       --               --         --       7,936
Purchase of treasury stock..............     --       --         --    (18,896)             --         --     (18,896)
Reissuance of treasury stock............     --       --         --     10,467              --         --      10,467
Components of comprehensive loss:
    Net loss............................     --       --         --        --               --    (112,913)  (112,913)
    Foreign currency translation
       adjustment.......................     --       --         --        --              (727)       --        (727)
                                                                                                            ----------
         Total comprehensive loss.......                                                                     (113,640)
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 30, 1999................ 116,535      117    388,868    (8,429)            (432)    28,832    408,956
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Sale of common stock....................   7,854        7     53,081       --               --         --      53,088
Purchase of treasury stock..............     --       --         --    (31,584)             --         --     (31,584)
Reissuance of treasury stock............     --       --         --     13,575              --      (6,298)     7,277
Components of comprehensive income:
    Net income..........................     --       --         --        --               --     204,756    204,756
    Foreign currency translation
       adjustment.......................     --       --         --        --            (7,069)       --      (7,069)
                                                                                                            ----------
         Total comprehensive income.....                                                                      197,687
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 25, 2000................ 124,389      124    441,949   (26,438)          (7,501)   227,290    635,424
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Sale of common stock....................     528        1      6,705       --               --         --       6,706
Income tax benefit from stock
  option transactions...................     --       --      49,412       --               --         --      49,412
Purchase of treasury stock..............     --       --         --    (45,070)             --         --     (45,070)
Reissuance of treasury stock............     --       --         --     49,604              --     (25,115)    24,489
Components of comprehensive income:
    Net income..........................     --       --         --        --               --      52,106     52,106
    Foreign currency translation
       adjustment.......................     --       --         --        --           (15,631)       --     (15,631)
    Change in fair value of derivatives.     --       --         --        --             4,937        --       4,937
                                                                                                            ----------
         Total comprehensive income.....                                                                       41,412
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 24, 2001................ 124,917     $125   $498,066  ($21,904)        ($18,195)  $254,281   $712,373
                                         ======== ======== ========== ========= ================ ========== ==========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 24, 2001

Note A: Company and Industry Information

Lam Research Corporation ("the Company") is a supplier of technically complex thin film selective removal equipment used at the front-end of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization ("CMP") and post-CMP wafer cleaning systems. The Company sells its products primarily to companies involved in the production of semiconductors in the United States, Europe, Japan and Asia Pacific. Credit evaluations are performed on all customers, and the Company does not usually require collateral on sales.

The semiconductor industry has historically been cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for wafer processing equipment, including equipment manufactured and marketed by the Company. Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have a severe near-term effect on the Company's operating results and could result in damage to customer relationships.

Note B: Summary of Significant Accounting Policies

Effective fiscal year 2000, the Company changed its reporting period to a 52/53-week fiscal year. The Company's fiscal year end will fall on the last Sunday of June each year. The Company's current fiscal year ended on June 24, 2001 and included 52 weeks. The Company's next fiscal year ending June 30, 2002 will include 53 weeks. Adoption of the change in fiscal year did not have a material impact on the Company's consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     Cash Equivalents: All highly-liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounting Changes - Revenue Recognition: The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its system installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period. Revenue related to spare parts sales is generally recognized on shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month are recognized on a prorated straight-line basis over the term of the contract.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance as of June 26, 2000 was $433 million. This amount is comprised of equipment that was shipped but had not yet been accepted as of June 25, 2000. Of this amount $401 million was recognized as revenue in fiscal 2001. The unaudited pro forma amounts presented in the income statement were calculated assuming the accounting change was retroactively applied to prior periods.

Prior to fiscal year 2001, the Company's revenue recognition policy was to recognize revenue for equipment generally at the time of shipment.

Accounting Changes - Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensuses on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19" or "the Consensus"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. The consensus is required to be applied on June 24, 2001 for our contracts still outstanding as of that date through a cumulative effect adjustment approach. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value and subsequent changes in fair value are not recognized unless a change in the contracts classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

In accordance with EITF 00-19, as of June 24, 2001, the Company recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to its own stock as an asset. The cumulative effect adjustment, a gain of $33.1 million ($0.25 per diluted share), reflects the non-taxable increase in the fair value of the derivative instruments since their inception to June 24, 2001. The fair value of these equity derivatives, $33.1 million, is recorded in Other Assets.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company evaluates the need to record adjustments for impairment of inventory on a quarterly basis. The Company's policy is to assess the valuation of all inventory, including manufacturing raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of the Company's estimated usage for the next 12 to 24 months' requirements is written down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to the Company's future manufacturing schedules, customer demand, obsolescence, possible alternative uses and ultimate realization of potential excess inventory.

Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of equipment under capital leases is included with depreciation.

Foreign Currency: The Company's functional currency of its European, Japanese and Asia Pacific subsidiaries is the individual subsidiary's local currency. The Company's subsidiaries primarily generate and expend cash in their local currency; billings and receipts for their labor and services are primarily denominated in the local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company's cash flows and there is an active local sales market for the foreign subsidiaries' products and services. All balance sheet accounts of these local functional currency subsidiaries are translated at the current exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as currency translation adjustments, which are a component of accumulated other comprehensive income (loss).

Foreign Exchange Forward Contracts: The Company enters into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of its cash flows from forecasted revenue denominated in Japanese Yen and foreign currency denominated assets. Foreign currency forward exchange contracts designated and qualifying as cash flow hedges are treated as hedges for accounting purposes. The effective portion of the contracts' gains or losses is recorded in other comprehensive income (a component of stockholders' equity) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables recorded on Lam Research U.S. books are adjusted to fair value through operations as a component of other income and expense and offset the change in fair value of the foreign currency denominated intercompany receivables. The Company does not use derivatives for trading purposes.

Employee Stock Plans: The Company accounts for its stock option plans and its employee stock purchase plans using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") and makes pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), were followed.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements: On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of FAS 133 did not have a material impact on the Company's consolidated financial position or operating results.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125". FAS 140 revised the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, FAS 140 expands related financial statement disclosures. FAS 140 is effective for transfers of financial assets occurring after March 31, 2001. The adoption of FAS 140 did not have a material impact on the Company's consolidated financial position or operating results.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001. The Company is required to adopt FAS 142 effective July 1, 2002. FAS 141 and FAS 142 are not expected to materially impact the Company's consolidated financial position or operating results.

Note C: Financial Instruments

Investments at June 24, 2001 and June 25, 2000, consist of the following:

                                                 June 24,            June 25,
                                                   2001                2000
                                           ------------------- -------------------
                                                     ESTIMATED           ESTIMATED
                                                       FAIR                FAIR
                                             COST      VALUE     COST      VALUE
                                           --------- --------- --------- ---------
                                                       (in thousands)
Available-for-sale:
  Institutional Money Market Funds........ $175,000  $175,000    $2,800    $2,800
                                           --------- --------- --------- ---------
  Amounts included in cash and cash
    equivalents...........................  175,000   175,000     2,800     2,800
  Bank and Corporate Notes................  201,353   201,353   145,742   145,742
  Yankee and Euro Certificates of Deposit.    4,998     4,998    43,548    43,548
  Auction Rate Preferreds.................  137,850   137,850    43,300    43,300
  Agency Notes............................   67,908    67,908    28,953    28,953
  Commercial Paper........................    --        --       11,616    11,616
  Municipal Bonds and Notes...............  230,791   230,791    28,507    28,507
                                           --------- --------- --------- ---------
  Amounts included in short-term
    investments...........................  642,900   642,900   301,666   301,666
  Institutional Money Market Funds........   51,357    51,357    51,357    51,357
  Agency Notes............................    9,443     9,443     8,991     8,991
                                           --------- --------- --------- ---------
  Amounts included in restricted cash.....   60,800    60,800    60,348    60,348
                                           --------- --------- --------- ---------
          Total Available-for-sale........ $878,700  $878,700  $364,814  $364,814
                                           ========= ========= ========= =========

     The Company's available-for-sale securities are invested in financial instruments with a minimum rating of A2 or A, as rated by Moody's or Standard & Poor's ("S&P"), respectively.

The amortized cost and estimated fair value of investments in debt securities by contractual maturities, are as follows:

                                              June 24,             June 25,
                                                2001                2000
                                         ------------------- -------------------
                                                   ESTIMATED           ESTIMATED
                                                     FAIR                FAIR
                                           COST      VALUE     COST      VALUE
                                         --------- --------- --------- ---------
                                                      (in thousands)
Due in less than one year............... $323,763  $323,763  $259,964  $259,964
Due after one year through five years...  242,087   242,087    58,750    58,750
                                         --------- --------- --------- ---------
          Total investments in debt
            securities.................. $565,850  $565,850  $318,714  $318,714
                                         ========= ========= ========= =========

The carrying and fair values of the Company's other financial instruments are as follows:

                                           June 24, 2001       June 25, 2000
                                         ------------------- -------------------
                                                   ESTIMATED           ESTIMATED
                                         CARRYING    FAIR    CARRYING    FAIR
                                           VALUE     VALUE     VALUE     VALUE
                                         --------- --------- --------- ---------
                                                       (in thousands)
Equity collar                             $33,074   $33,074        --   $36,865
Convertible subordinated notes.......... (609,763) (661,236) (309,763) (456,529)
Foreign currency forward contracts......    4,793     4,793    (1,523)    1,822
Other debt.............................. ($58,918) ($58,939) ($19,526) ($18,295)

As presented in the preceding tables, the fair values of the Company's investments in debt securities and restricted cash are based on quoted market prices at June 24, 2001 and June 25, 2000, respectively. The fair value of the Company's auction rate preferreds is based upon par value, which approximated fair value due to the nature of the instruments. The fair value of the Company's foreign currency forward contracts is estimated based upon the Yen exchange rate at June 24, 2001 and June 25, 2000, respectively. The fair value of the Company's convertible subordinated notes and the Company's other long-term debt is estimated based on the current rates offered to the Company for similar debt instruments with comparable terms and maturities.

At June 24, 2001 and June 25, 2000, the notional amount of outstanding foreign currency forward contracts were $46,987,000 and $175,982,000 respectively. Of the total outstanding contracts at June 24, 2001 and June 25, 2000, $15,706,000 and $104,116,000, respectively, were to hedge Yen-denominated intercompany receivables, and $31,281,000 and $71,866,000, respectively, were to hedge forecasted Yen-denominated revenues from Japanese sales.

The Company has an agreement with a bank to sell specific Japanese Yen-denominated receivables, subject to recourse provisions. At June 24, 2001 and June 25, 2000, $7,966,000 and $17,295,000 of these receivables sold to the bank, respectively, remained uncollected, of which $7,966,000 and $6,994,000 at June 24, 2001 and June 25, 2000, respectively, were subject to recourse provisions.

The Company has a similar agreement to sell specific U.S. Dollar-denominated receivables, subject to recourse provisions to two financial institutions. At June 24, 2001 and June 25, 2000, $44,580,000 and $47,640,000 of these receivables, respectively, remained uncollected, of which $4,912,000 and $4,743,000 at June 24, 2001 and June 25, 2000, respectively, were subject to recourse provisions.

Note D: Derivative Financial Instruments and Hedging

On July 1, 2000, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as discussed in Note B. FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

In most countries, system sales are generally transacted in U.S. dollars while the sales of spare parts and services are generally conducted in the local country's currency. In Japan, the Company generally sells its systems and spare parts in Japanese Yen. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations.

The Company's policy is to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. The Company generally enters into foreign currency forward contracts to minimize the impact of the exchange rate fluctuations on the value of its forecasted Yen-denominated cash flows resulting from sales by the Company's Japanese subsidiary to third-party customers and foreign currency denominated intercompany receivables.

To protect against the reduction in value of forecasted Yen-denominated cash flows resulting from sales by the Company's Japanese subsidiary to third-party customers, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts generally expiring within 12 months, and no later than 24 months, to hedge portions of its forecasted revenue denominated in Japanese Yen. These foreign currency forward exchange contracts, designated as cash flow hedges, are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gains or losses recorded in other comprehensive income (a component of stockholders' equity) and subsequently recognized in earnings in the same period the hedged revenue is recognized. The Company does not use derivatives for trading purposes.

Effectiveness tests for foreign currency forward contracts entered into prior to October 2000, compare the foreign currency spot rate at inception to the current market spot rate. Subsequent hedges are tested for effectiveness by comparing the foreign currency forward rates at inception to the current market forward rate. The change reflects the Company's conclusion that under FAS 133 hedge effectiveness would not be substantively impacted by including time value in hedge effectiveness testing. For the 12-month period ended June 24, 2001, the Company recognized a net gain of $3,276,000 related to the time value excluded from the assessment of hedge effectiveness.

At June 24, 2001, the Company expects to reclassify the amount accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions. If a cash flow hedge should be discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated other comprehensive income will be reclassified into earnings as a component of other income and expense. No such amounts were recorded in earnings during the 12-month period ended June 24, 2001.

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by the Company during fiscal year 2001.

                                           (in thousands)
                                           -------------
Cumulative effect of adopting FAS 133.... $         494
Reclassified into income from other
comprehensive income.....................        (1,998)
Changes in fair value of derivatives, net         6,441
                                           -------------
     Other comprehensive income, net .... $       4,937
                                           =============

At June 24, 2001, $436,000 of the beginning cumulative transition gain has been reclassified into earnings.

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

Note E: Inventories

      Inventories consist of the following:

                                            June 24   June 25,
                                             2001      2000
                                           --------- ---------
                                             (in thousands)
Raw materials............................. $158,508  $153,721
Work-in-process...........................   74,170    53,221
Finished goods............................   52,079    20,227
                                           --------- ---------
                                           $284,757  $227,169
                                           ========= =========

Note F: Property and Equipment

Property and equipment consists of the following at:

                                                    June 24   June 25,
                                                      2001     2000
                                                   --------- ---------
                                                     (in thousands)
Manufacturing and other equipment................. $147,203  $128,508
Leasehold improvements............................   89,587    79,226
Furniture and fixtures............................    6,363     6,398
Computer equipment and software...................   76,211    67,250
                                                   --------- ---------
                                                    319,364   281,382
Less accumulated depreciation and amortization.... (192,831) (162,190)
                                                   --------- ---------
                                                   $126,533  $119,192
                                                   ========= =========

Note G: Accrued Expenses and Other Liabilities

      The significant components of accrued expenses and other liabilities consist of the following:

                                                    June 24   June 25,
                                                      2001     2000
                                                   --------- ---------
                                                     (in thousands)
Accrued compensation..............................  $74,207   $71,875
Warranty and installation reserves................   28,337    34,990
Income and other taxes payable....................   26,619    39,373
Other.............................................   54,156    57,238
                                                   --------- ---------
                                                   $183,319  $203,476
                                                   ========= =========

Note H: Line of Credit, Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations consist of the following:

                                                                    June 24,  June 25,
                                                                      2001      2000
                                                                    --------- ---------
                                                                       (in thousands)
5% Convertible subordinated notes, interest payable
  semi-annually, due September 2002................................ $309,763  $309,763
4% Convertible subordinated notes, interest payable
  semi-annually, due June 2006.....................................  300,000       --
Capitalized lease obligations, with interest rates
  from 4.6% to 9.5%................................................      482     2,644
Japanese Yen-denominated bank loans with fixed interest
  rates from 2.08% to 4.25%, principal payable in quarterly
  and semi-annual installments from September 2001 to April
  2004.............................................................    8,973    13,697
Japanese Yen-denominated bank loan with floating interest rate
   at year end of 1.8%, principal payable at maturity, June 2004...   49,263       --
Other..............................................................      200     3,185
                                                                    --------- ---------
                                                                     668,681   329,289
Less current portion...............................................   (8,963)   (7,632)
                                                                    --------- ---------
                                                                    $659,718  $321,657
                                                                    ========= =========

During May 2001, the Company completed an offering of $300.0 million of Convertible Subordinated Notes ("the 4% Notes"), which mature on June 1, 2006. Interest on the 4% Notes is payable on June 1 and December 1 of each year, commencing December 1, 2001. The 4% Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share, subject to certain adjustments. The 4% Notes are redeemable, in whole or in part, at the option of the Company beginning on June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest. The 4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Expenses associated with the offering of approximately $8.5 million have been deferred in other assets and are being amortized to other expense using the effective interest method over the term of the 4% Notes.

In August 1997, the Company completed an offering of $310.0 million of 5% Convertible Subordinated Notes ("the 5% Notes"), which mature on September 2, 2002. Interest on the 5% Notes is payable on September 1 and March 1 of each year, commencing March 1, 1998. The 5% Notes are convertible into shares of Lam Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $29.26 per share, subject to anti-dilution adjustments. The 5% Notes are redeemable, in whole or in part, at the option of the Company beginning on September 6, 2000 with at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, if the closing price of Lam Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the notice of redemption. The 5% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Expenses associated with the offering of approximately $9.0 million were deferred in other assets and are being amortized to other expense using the effective interest method over the term of the 5% Notes.

Additionally, during the fourth quarter of fiscal 2001, in order to fund our Japanese subsidiary operations, the Company entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($49.3 million at June 24, 2001) with syndicated financial institutions. This credit facility replaces borrowings of ¥1.7 billion under a separate credit facility which were held with other financial institutions and which were repaid in June 2001. The entire principal amount under the new term loan is due at maturity, June 11, 2004, and has a floating interest rate, which at year end was 1.8% per annum. The new facility reflects terms that were more favorable than the previous Yen-denominated loan.

The Board of Directors of the Company has authorized the Company to acquire from independent third parties (the "third parties") options to purchase up to 10.5 million shares of Lam common stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into common stock of the 5% Notes issued by the Company in August 1997 and due September 2, 2002. As part of the program, the Board of Directors also authorized the Company to enter into put options with the same third parties covering up to 15.75 million shares of Lam Common Stock. The Board of Directors anticipated that the premiums the Company would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost to the Company of its purchase of the call options from those same third parties. Consequently, the Company does not expect to exchange cash over the course of the program with the third parties in conjunction with the Company's purchase of the call options.

Pursuant to the authorization described above, the Company has as of June 24, 2001, acquired call options to purchase 3.72 million shares of Lam Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that the maximum benefit to the Company of the call options at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the debentures, and the weighted average exercise price of the call options). The Company has also entered into put option contracts with the same third parties covering 5.58 million shares of its common stock, giving those third parties the right to sell to the Company shares of Lam Common Stock at a weighted average price of $9.48 per share.

The call and put options are European style options exercisable upon expiration; all of the options expire no later than September 3, 2002, which is the business day following the date on which the 5% Notes must either be converted or retired. Upon option exercise, the Company has the ability, at its option, to permit the options to be physically settled (i.e., shares would be delivered to the Company against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). Certain scenarios may require the Company deliver cash to the counter-party to achieve full settlement under the terms of the instruments. The Company can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate third party. While the options are only exercisable at expiration, the terms of the contracts with the third parties provide for early termination and settlement of the options upon the occurrence of certain events (in a form determined by the Company which includes net settlement of shares), including without limitation the Company's material breach of the agreement, default on certain indebtedness or covenants relating to the Company's financial condition, reduction in the Company's S&P credit rating below B or a drop in the price of the Company's Common Stock to less than $1.67 per share.

The Company accounts for these derivative financial instruments indexed and potentially settled in its own stock, under the provisions of EITF 00-19. At June 24, 2001, the instruments had a net fair value of $33.1 million in favor of the Company and are included in "Other Assets".

If the average stock price is below $9.48 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in the Company's dilutive earnings per share calculation.

As of June 24, 2001, the Company has deposited $9.4 million as security for its obligations under the put options. The Company is required to increase this amount if the Company enters into additional option transactions with the third parties. The Company will also have to increase the amount of this security deposit by the amount from time to time that the put options are actually in the money.

A $100.0 million syndicated bank line of credit, against which the Company had no borrowings, was allowed to expire in April 2001.

At June 24, 2001, future maturities of long-term debt and minimum payments for capital lease obligations are as follows:

                                         CAPITAL
                                          LEASE      LONG-TERM
                                       OBLIGATIONS      DEBT        TOTAL
                                       ------------ ------------ ------------
                                                    (in thousands)
FISCAL YEAR,
     2002.............................        $488       $8,481       $8,969
     2003.............................         --       310,455      310,455
     2004.............................         --        49,263       49,263
     2005.............................         --           --           --
     2006.............................         --       300,000      300,000
                                       ------------ ------------ ------------
                                               488      668,199      668,687
Less amounts representing interest....          (6)         --            (6)
                                       ------------ ------------ ------------
                                              $482     $668,199     $668,681
                                       ============ ============ ============

Capital lease obligations are collateralized by equipment with a cost and accumulated depreciation and amortization of $4,725,000 and $(4,286,000), respectively, at June 24, 2001, and of $4,725,000 and $(3,341,000), respectively, at June 25, 2000.

Note I: Stockholders' Equity

During fiscal 2001, the Company repurchased 2,405,000 shares of Lam Common Stock for $45.1 million under a share acquisition program approved by the Board of Directors on September 30, 1998, authorizing management to acquire up to 6,000,000 shares of the Company's common stock. During fiscal 2000, the Company repurchased 1,049,000 shares of Lam Common Stock for $31.6 million. At June 24, 2001, 1,076,000 shares remain available for repurchase under the share repurchase program authorized by the Board of Directors.

Note J: Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all years presented is derived from the information on the face of the income statement and there are no reconciling items in either the numerator or denominator.

Diluted earnings per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations.

                                                               2001        2000         1999
                                                            ----------- ----------- -----------
                                                          (in thousands, except per share data)
Numerator:
  Numerator for basic income (loss) per share before
     cumulative effect adjustments........................    $141,137    $204,756   ($112,913)
  Add: Interest expense on convertible
     subordinated notes, net of taxes.....................          --      14,996          --
                                                            ----------- ----------- -----------
  Numerator for diluted income (loss) per share before
     cumulative effect adjustments........................    $141,137    $219,752   ($112,913)
                                                            =========== =========== ===========
Denominator:
  Basic income (loss) per share before cumulative effect
     adjustments  -- average shares outstanding...........     123,856     120,949     115,476
     Effect of potential dilutive securities:               ----------- ----------- -----------
        Convertible subordinated notes....................          --      10,591          --
        Employee stock plans..............................       8,387      11,787          --
  Diluted income (loss) per share before cumulative
     effect adjustments -- average shares outstanding       ----------- ----------- -----------
     and other potential common shares....................     132,243     143,327     115,476
                                                            ----------- ----------- -----------
Income (loss) per share before cumulative effect of
      changes in accounting principles - Basic............       $1.14       $1.69      ($0.98)
                                                            =========== =========== ===========

Income (loss) per share before cumulative effect of
      changes in accounting principles - Diluted..........       $1.07       $1.53      ($0.98)
                                                            =========== =========== ===========

Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during the period. For fiscal year 2001, diluted net income per share includes the assumed exercise of employee stock options. The assumed conversion of the convertible subordinated notes into 11,192,000 shares was antidilutive and therefore excluded from the computation of diluted net income per share. For fiscal year 2000, diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the 5% convertible subordinated notes to common shares. Options and convertible securities were outstanding during fiscal 1999, but all 17,756,000 potential common shares were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive. The shares potentially issuable under the put option agreement have been excluded from the computation of dilutive net income (loss) per share because the effect would have been antidilutive for all periods presented.

Note K: Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of tax, are as follows:

                                                    2001     2000       1999
                                               ---------- ---------- ----------
                                                        (in thousands)
Net income (loss).............................   $52,106   $204,756  ($112,913)
Foreign currency translation adjustment.......   (15,631)    (7,069)      (727)
Unrealized gain on financial instruments......     4,937         --         --
                                               ---------- ---------- ----------
Comprehensive income (loss)...................   $41,412   $197,687  ($113,640)
                                               ========== ========== ==========

Accumulated other comprehensive income (loss), is as follow:

                                                      2001      2000
                                                   --------- ---------
                                                      (in thousands)
Accumulated foreign currency translation
  adjustment.....................................  ($23,132)  ($7,501)
Accumulated unrealized gain on
  financial instruments..........................     4,937        --
                                                   --------- ---------
Accumulated other comprehensive loss.............  ($18,195)  ($7,501)
                                                   ========= =========

Note L: Stock Option Plans and Stock Purchase Plan

The Company has adopted stock option plans that provide for the granting to qualified employees of stock options to purchase shares of Lam Common Stock. In addition, the plans permit the granting of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The option price is determined by the Board of Directors, but in no event will it be less than the fair market value of Lam Common Stock on the date of grant (no less than 85% of the fair market value at the date of grant in the case of nonstatutory options). Options granted under the plans vest over a period determined by the Board of Directors. Under the automatic grant program, each outside director receives an option immediately exercisable for 12,000 shares of Lam Common Stock during December of each year during which the outside director serves, with the exercise price equal to the fair market value on the date of grant.

A summary of stock option plan transactions follows:

                                    AVAILABLE                 OPTION    WEIGHTED
                                    FOR GRANT   OUTSTANDING    PRICE     AVERAGE
                                   ------------ ----------- ----------- ---------
June 30, 1998.....................   2,499,144  19,968,651  $ 0.09-20.96   $9.76
Additional amount authorized......   9,000,000         --          --        --
Granted........................... (16,447,056) 16,447,056    3.33-14.13    6.26
Exercised.........................      --      (1,543,020)   0.18-11.92    7.38
Canceled..........................   7,231,431  (7,231,431)   0.80-20.96   10.05
Expired...........................    (746,637)        --       --
                                   ------------ ----------- ----------- ---------
June 30, 1999.....................   1,536,882  27,641,256  $ 0.09-18.48   $7.72
Additional amount authorized......   6,000,000      --             --        --
Granted...........................  (7,038,815)  7,038,815   14.67-53.00   28.44
Exercised.........................      --      (7,285,119)   0.09-16.94    6.35
Canceled..........................   1,517,989  (1,517,989)   1.00-53.00    9.32
Expired...........................    (174,130)        --          --
                                   ------------ ----------- ----------- ---------
June 25, 2000.....................   1,841,926  25,876,963  $ 1.75-53.00  $13.41
Additional amount authorized......     909,428         --          --        --
Granted...........................  (2,963,388)  2,963,388   14.38-40.25   21.94
Exercised.........................      --      (1,747,566)   1.75-29.58    7.94
Canceled..........................   2,173,636  (2,173,636)   3.33-53.00   21.43
Expired...........................      (1,310)        --          --
                                   ------------ ----------- ----------- ---------
June 24, 2001.....................   1,960,292  24,919,149  $ 1.75-53.00  $14.13
                                   ============ =========== =========== =========

At June 24, 2001, 26,879,441 shares of Lam Common Stock were reserved for future issuance under the various stock option plans.

Outstanding and exercisable options presented by price range at June 24, 2001 are as follows:

                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
               ------------------------------------- --------------------------
                 NUMBER OF     WEIGHTED                NUMBER OF
                  OPTIONS      AVERAGE    WEIGHTED      OPTIONS      WEIGHTED
   RANGE OF     OUTSTANDING   REMAINING    AVERAGE    EXERCISABLE     AVERAGE
   EXERCISE     AT JUNE 24,      LIFE     EXERCISE    AT JUNE 24,    EXERCISE
    PRICES           2001      (YEARS)      PRICE          2001        PRICE
-------------- -------------- ---------- ----------- -------------- -----------
 $1.75 -  $4.82    2,657,562       7.30       $4.68      1,957,142       $4.68
  5.87 -   6.33    5,043,525       7.46        6.31      2,004,687        6.29
  6.38 -   6.96    4,200,745       4.91        6.91      3,524,876        6.92
  7.21 -  18.47    5,495,348       7.06       13.99      2,485,672       14.16
 18.48 -  26.44    5,508,769       8.52       23.58        503,145       24.41
 26.63 -  53.00    2,013,200       8.74       35.83        407,757       36.62
-------------- -------------- ---------- ----------- -------------- -----------
 $1.75 - $53.00   24,919,149       7.26      $14.13     10,883,279       $9.98
============== ============== ========== =========== ============== ===========

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

During fiscal 1999, the Board of Directors of the Company approved the 1999 Stock Option Plan, which provides for the grant of non-qualified stock option awards to eligible employees, consultants and advisors of the Company and its subsidiaries. However, employees who are also members of the Board of Directors or of the Company's senior management, or who are a principal stockholder of the Company, are not eligible to receive stock option awards under this plan. Initially, 9,000,000 shares were reserved for issuance. In fiscal 2001, the Board of Directors approved an additional 500,000 and in fiscal 2000, stockholders approved an additional 6,000,000 shares for issuance under the 1999 Stock Option Plan. In addition, during fiscal 2001 the Board of Directors approved that 409,428 shares, the balance in the 1996 Performance-Based Restricted Stock Plan (the "RSP"), be made available for issuance.

In fiscal 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The 1999 ESPP allows employees to designate a portion of their base compensation to be used to purchase Lam Common Stock at a purchase price per share of the lower of 85% of the fair market value of Lam Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. The 1999 ESPP, approved by the Company's stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (the "1984 ESPP"). The Company has 9,000,000 shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 3,000,000 shares may be issued at any time and additional shares (up to 6,000,000 total additional shares) may be issued for each share of Lam Common Stock which the Company redeems in public-market at private purchases and designated for this purpose.

During fiscal 2001, 1,177,179 shares of Lam Common Stock were sold to employees under the 1999 ESPP. A total of 11,467,105 shares of the Lam's Common Stock were issued under the 1999, and 1984 Plans through June 24, 2001, at prices ranging from $0.09 to $31.84 per share. At June 24, 2001, 4,605,573 shares remain available for purchase under all employee stock purchase plans.

In fiscal 1996, the Company adopted the RSP designed to reward executives based upon the achievement of certain predetermined goals. Grants are based on the fair market value of the Lam's Common Stock at the end of the quarter, provided the predetermined goals are met. The Company authorized 450,000 shares to be reserved for issuance under the Performance-Based Stock Plan. At June 24, 2001, 14,817 of these shares have vested, 25,755 have not vested and are subject to repurchase and the remaining, 409,428 shares, have been made available for stock options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         OPTIONS                  ESPP
                                 ----------------------- -----------------------
                                   2001    2000    1999    2001    2000    1999
                                 ------- ------- ------- ------- ------- -------
Expected life (years)...........    3.0     3.9     3.2    0.54    0.33     1.0
Expected stock price volatility.     83%     76%     70%     83%     76%     70%
Risk-free interest rate.........    4.9%    6.2%    4.9%    4.9%    6.2%    4.9%

The weighted average fair value of options granted during 2001, 2000, and 1999 was $12.15, $17.09 and $9.25 per share, respectively. The weighted average fair value of shares granted under the ESPP plans during fiscal 2001, 2000 and 1999 was $6.08, $3.46, and $5.39 per share, respectively.

For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the option's vesting period (for options) and the respective four, six or 12-month purchase periods (for stock purchases under the respective employee stock purchase plans). The Company's pro forma information follows:

                                                                2001       2000       1999
                                                            ---------- ---------- ----------
                                                      (in thousands, except per share amounts)
Income (loss) before cumulative effect of changes
  in accounting principles -- as reported................    $141,137   $204,756  ($112,913)
Income (loss) before cumulative effect of changes
  in accounting principles -- pro forma..................      87,785    166,593   (146,903)
Net income (loss) -- as reported.........................      52,106    204,756   (112,913)
Net income (loss) -- pro forma...........................      (1,246)   166,593   (146,903)
Basic income (loss) per share before cumulative effect
 of changes in accounting principles -- as reported......       $1.14      $1.69     ($0.98)
Basic income (loss) per share before cumulative effect
 of changes in accounting principles -- pro forma........       $0.71      $1.38     ($1.27)
Basic net income (loss) per share -- as reported.........       $0.42      $1.69     ($0.98)
Basic net income (loss) per share -- pro forma...........      ($0.01)     $1.38     ($1.27)
Diluted income (loss) per share before cumulative effect
 of changes in accounting principles -- as reported......       $1.07      $1.53     ($0.98)
Diluted income (loss) per share before cumulative effect
 of changes in accounting principles -- pro forma........       $0.66      $1.27     ($1.27)
Diluted net income (loss) per share -- as reported.......       $0.39      $1.53     ($0.98)
Diluted net income (loss) per share -- pro forma.........      ($0.01)     $1.27     ($1.27)

Note M: Profit Sharing Plan and Benefit Plans

Profit sharing is awarded to employees based upon performance against certain corporate financial and operating goals. Distributions to employees by the Company are made bi-annually based upon a percentage of base salary, provided that a threshold level of the Company's financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were, $43,445,000, $27,741,000, and $2,121,000 during fiscal years 2001, 2000, and 1999, respectively.

The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 2% to 15% of his or her annual salary to the plan, subject to statutory limitations. The Company matches employee contributions to the plan at the rate of 50% of the first 6% of salary contributed. The Company made matching contributions of $4,713,000, $3,832,000 and $3,610,000 in fiscal 2001, 2000 and 1999, respectively.

Note N: Commitments

The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. All of the Company's facility leases for buildings located at its Fremont, California headquarters and certain operating leases provide the Company an option to extend the leases for additional periods. Certain of the Company's other facility leases provide for periodic rent increases based on the general rate of inflation.

Future minimum lease payments under operating leases are as follows:

                                                 (in thousands)
2002.............................................     $22,029
2003.............................................      61,830
2004.............................................      11,323
2005.............................................      33,867
2006.............................................      32,347
Thereafter.......................................       3,291
                                                    ----------
                                                     $164,687
                                                    ==========

Lease agreements relating to certain buildings at the Company's Fremont, California campus, require the Company to provide guaranteed residual values totaling $97.1 million at the end of the respective lease terms which are reflected in the preceding table. Additionally, as part of the collateral restrictions of a lease agreement, the Company is required to maintain a certain amount of cash, $51.4 million at June 24, 2001 and June 25, 2000, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of maintained cash is reduced), as the underlying obligation is paid down.

Total rent expense for all leases amounted to approximately $31,184,000, $26,505,000, and $33,144,000, for fiscal years 2001, 2000, and 1999, respectively.

The Company has subleased some of its buildings and currently is entitled to receive income of approximately $3,690,000, $2,958,000, $1,627,000, $1,512,000, and $903,000 for the fiscal years 2002, 2003, 2004, 2005, and 2006, respectively.

For the fiscal years ended June 24, 2001, June 25, 2000, and June 30, 1999, the Company received income totaling $4,418,000, $4,671,000, and $3,226,000, respectively, on its subleased facilities.

Note O: Income Taxes

The provision for income tax expense (benefit) consists of the following:

                                             2001       2000       1999
                                          ---------- ---------- ----------
                                                   (in thousands)
Federal:
Current..................................   $58,595     $2,781         --
Deferred.................................      (309)    15,425         --
                                          ---------- ---------- ----------
                                             58,286     18,206         --
State:
Current..................................       206        135        286
Deferred.................................    (5,218)     3,141     (3,508)
                                          ---------- ---------- ----------
                                             (5,012)     3,276     (3,222)
Foreign:
Current..................................     8,723     10,575      3,222
Deferred.................................    (1,500)        --         --
                                          ---------- ---------- ----------
                                              7,223     10,575      3,222
                                          ---------- ---------- ----------
                                            $60,497    $32,057         --
                                          ========== ========== ==========

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of June 24, 2001 and June 25, 2000 are as follows:

                                             2001       2000
                                          ---------- ----------
                                              (in thousands)
Deferred tax assets:
  Tax benefit carryforwards..............   $44,495   $118,070
  Accounting reserves and accruals
     deductible in different periods.....   140,161     37,941
  Inventory valuation differences........    32,039     26,746
  Capitalized R&D expenses...............    17,616     14,291
  Net undistributed profits of
     foreign subsidiaries................     9,789      5,479
                                          ---------- ----------
Gross deferred tax assets................   244,100    202,527
                                          ---------- ----------
Deferred tax liabilities:
  Temporary differences for capital
    assets...............................    (6,806)    (7,085)
  Unrealized(gain)/loss..................    (5,954)        --
  State cumulative temporary differences.   (15,321)        --
  Other..................................    (7,528)   (11,946)
                                          ---------- ----------
Gross deferred tax liabilities...........   (35,609)   (19,031)
                                          ---------- ----------
Valuation allowance for deferred tax
    assets...............................   (31,199)   (94,671)
                                          ---------- ----------
Net deferred tax assets..................  $177,292    $88,825
                                          ========== ==========

Approximately $13.1 million and $71.9 million of the valuation allowance for deferred taxes, for fiscal 2001 and 2000, respectively, is attributable to stock option deductions, the benefit of which will be credited to equity when realized.

Realization of the Company's net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

At June 24, 2001 the Company has federal tax loss carryforwards of approximately $37.5 million, which will expire in 2020. The Company also has federal and state tax credit carryforwards of approximately $31.0 million, of which approximately $18.0 million will expire in varying amounts between 2003 and 2006. The remaining balance of $13.0 million of tax carryforwards may be carried forward indefinitely. A valuation allowance has been provided for a portion of the deferred tax assets related to the carryforwards.

A reconciliation of income taxes provided at the federal statutory rate (35% in 2001, 2000, and 1999) to actual income tax expense follows:

                                             2001       2000       1999
                                          ---------- ---------- ----------
                                                    (in thousands)
Income tax  provision (benefit) computed
  federal statutory rate.................   $70,572    $82,885   ($39,520)
Tax carryforwards (benefited)/unbenefited        --    (56,965)    48,124
Tax exempt interest......................      (801)        --         --
Tax credits..............................    (8,000)        --     (5,727)
State income tax  provision (benefit),
  net of federal tax provision...........    (3,258)     2,129     (2,094)
Other....................................     1,984      4,008       (783)
                                          ---------- ---------- ----------
                                            $60,497    $32,057         --
                                          ========== ========== ==========

Income before income taxes from foreign operations for fiscal years 2001, 2000, and 1999 was $18,405,000, $25,780,000, and $13,829,000, respectively. In addition, the Company received royalty and other income from foreign sources of $933,000, $369,000, and $410,000, in fiscal years 2001, 2000, and 1999, respectively, which is subject to foreign tax withholding.

Note P: Segment, Geographic Information and Major Customers

The Company operates in one business segment: manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. All products and services are marketed within the geographic regions in which the Company operates. The Company's current product offerings qualify for aggregation under FAS 131, "Disclosures about Segments of an Enterprise and Related Information," as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

  The Company operates in four geographic regions: the United States, Europe, Asia Pacific and Japan. The summary of local operations by geographic region for fiscal years 2001, 2000, and 1999 is as follows:

                                                       Years Ended
                                             -----------------------------------
                                               June 24,    June 25,    June 30,
                                                 2001        2000        1999
                                             ----------- ----------- -----------
                                                       (in thousands)
Sales to unaffiliated customers:
  United States............................. $1,213,583  $1,001,048    $511,372
  Europe....................................     96,828      65,623      56,259
  Asia Pacific..............................     69,057      40,334      30,745
  Japan.....................................    140,321     123,762      49,579
                                             ----------- ----------- -----------
        Total sales to unaffiliated
          customers.........................  1,519,789   1,230,767     647,955
                                             =========== =========== ===========
Operating income (loss):
  United States.............................   $113,851    $182,951   ($120,273)
  Europe....................................     34,579      12,914       5,155
  Asia Pacific..............................     25,267       1,644        (107)
  Japan.....................................     12,835      32,333       2,024
                                             ----------- ----------- -----------
        Total operating income (loss).......   $186,532    $229,842   ($113,201)
                                             =========== =========== ===========
Property and equipment, net:
  United States.............................   $104,427    $101,279     $79,411
  Europe....................................      2,245       1,494       1,544
  Asia Pacific..............................      4,296       4,842      10,836
  Japan.....................................     15,565      11,577      11,546
                                             ----------- ----------- -----------
        Total property and equipment, net...    126,533     119,192     103,337
All other identifiable assets:
  United States.............................  1,490,739   1,008,801     806,199
  Europe....................................     62,976      37,478       3,827
  Asia Pacific..............................     39,597      22,860      13,916
  Japan.....................................    151,930      56,506      52,172
                                             ----------- ----------- -----------
        Total all other identifiable assets.  1,745,242   1,125,645     876,114
                                             ----------- ----------- -----------
        Total identifiable assets........... $1,871,775  $1,244,837    $979,451
                                             =========== =========== ===========

Sales between geographic regions are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. Intercompany profit and loss is eliminated in consolidation. Fiscal 2001 revenue is recognized in accordance with SAB 101 from locations within a designated geographic region. Fiscal 2000 and fiscal 1999 revenue in each geographic area was generally recognized upon shipment from locations within a designated geographic region.

Total export revenue consisting of sales from the Company's U.S. operating subsidiaries to non-affiliated customers by geographic region for the three years are as follows:

                                                Years Ended
                                         -----------------------------
                                          June 24,  June 25,  June 30,
                                            2001      2000      1999
                                         --------- --------- ---------
                                                (in thousands)
Asia Pacific............................ $429,934  $333,870  $133,667
Europe..................................  326,756   282,934    78,614
Japan...................................    3,105    23,842     3,160
                                         --------- --------- ---------
                                         $759,795  $640,646  $215,441
                                         ========= ========= =========

During fiscal 2001 and fiscal 2000, a single customer accounted for 15% of total sales. No individual customer accounted for greater than 10% of total sale in fiscal 1999.

Note Q: Restructuring

In April 2001, the Company announced a plan to reduce global headcount up to 15% during the fourth quarter of fiscal 2001 ("the Plan"). The reduction in force was driven by the anticipated decline in the Company's short- term revenues due to the significant contraction of the semiconductor equipment market from calendar year 2000 levels. During the fourth quarter of fiscal 2001, the Plan was approved by the appropriate level of management necessary to commit the Company to the specific actions of the Plan. The Company began implementing the announced restructuring plan and reduced its workforce by approximately 11% prior to June 24, 2001. The Company recorded a restructuring charge of $16.8 million which, in addition to severance and benefits for involuntarily terminated employees, included charges for remaining lease payments and leasehold improvements on vacated facilities, and inventories of an etch product line that will no longer be supported by the Company. In addition, the Company consolidated its Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets.

Below is a table summarizing activity relating to the fiscal 2001 restructuring:

                                              LEASE
                                 SEVERANCE   PAYMENTS  ABANDONED               OTHER
                                    AND     ON VACATED   FIXED   DISCONTINUED   EXIT
                                  BENEFITS  FACILITIES   ASSETS   INVENTORY    COSTS      TOTAL
                                 ---------- ---------- ---------- ---------- ---------- ---------
                                                          (in thousands)
Fiscal year 2001 provision......    $8,282     $1,312     $3,036     $3,732       $407   $16,769
Cash payments...................    (4,067)        --         --         --         --    (4,067)
Non-cash charges................        --         --     (3,036)    (3,732)       (10)   (6,778)
                                 ---------- ---------- ---------- ---------- ---------- ---------
Balance at June 24, 2001........    $4,215     $1,312     $   --     $   --       $397    $5,924
                                 ========== ========== ========== ========== ========== =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to the plan of termination and determined the benefits the employees being terminated would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $4.2 million as of June 24, 2001 will be utilized by the end of March 2002.

     Lease Payments on Vacated Facilities relates to the remainder of the lease term after the abandonment of the facility currently under long-term operating lease agreements. The Company estimated, given the prevailing real estate market conditions, that it would take approximately 24 months to sub-lease its vacated facilities in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

The Company wrote off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and etch product line inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with a discontinued capital improvement project related to vacated facilities.

During the second quarter of fiscal 1999 and as a result of economic contraction in the semiconductor industry, the Company recorded a restructuring charge of $53.4 million, relating to severance compensation and benefits for involuntarily terminated employees worldwide (representing approximately 15% of the global workforce), lease payments on abandoned facilities, the write-off of related leasehold improvements and fixed assets and returned equipment credits issued to certain customers.

Beginning in late fiscal 1999, there were indications of a recovery in the semiconductor industry. On a global basis, semiconductor makers began adding new capacity to address an increase in the demand for integrated circuits. In addition to new capacity, the semiconductor industry accelerated a migration to new materials such as copper and the new interconnect processes required to implement them. In early calendar year 2000, the Company concluded that the upturn would be sustainable and that it was likely to continue through the end of the calendar year.

During fiscal 2000, the Company completed the remaining elements of its prior restructuring activities in accordance with established and announced plans. As a result of the stronger than anticipated recovery of the semiconductor capital equipment market, the Company was able to recover approximately $35.9 million of the restructuring charges recorded in prior periods. Of this amount, $10.9 million was recovered due to lower severance and termination costs than the Company had planned for certain employees and executives as well as guaranteed outplacement services and other exit costs not being utilized. Another $9.5 million was recovered because the Company was able to reoccupy or successfully sublease certain manufacturing and administrative facilities under long term operating leases. Additionally, the Company determined it would utilize leasehold improvements of $5.8 million in certain manufacturing and administration facilities under operating leases which have been reoccupied as a result of the stronger than anticipated rebound in business. The Company also recovered $3.1 million through the sale of its previously abandoned and written-off facility in Korea. Another $4.4 million was recovered due to customers not utilizing system return credits they had originally requested and which were issued as a result of the Company's decision to exit certain product lines. The Company also recovered approximately $1.4 million from the sale of previously written off inventory. In addition, approximately $0.8 million was recovered from the salvage of inventories previously segregated and written-off due to requests from former customers to purchase certain piece parts.

At June 24, 2001, $1.8 million of prior years' restructuring charges remains in accrued liabilities, relating primarily to executive severance and lease payments on abandoned equipment. The reserve balance will be utilized to make scheduled fixed cash payments through the remainder of the employee separation contracts and equipment lease contracts.

Note R: Purchased Technology for R&D

During the second quarter of fiscal 2001, the Company made an equity investment in, and purchased a portfolio of CMP intellectual property rights and research and development technology from Strasbaugh. The Company recognized a one-time charge to income of $8.0 million for the purchase of in process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. The Company's equity interest in Strasbaugh, representing approximately 20% of Strasbaugh's total capital stock, is accounted for under the equity method and the intellectual property rights are being amortized ratably over five years. Accumulated amortization as of June 24,2001 was $200,000.

Equity income from the Company's investment in Strasbaugh of $689,000 has to date not been material, and, therefore, is included in other income, net, on the accompanying statements of operations

In the second quarter of fiscal 2000, the Company purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc, ("Oliver"). The Company recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which are being amortized ratably over their estimated useful life of five years. Accumulated amortization as of the end of fiscal 2001 and 2000 was $300,000 and $150,000, respectively. The technology is being used in a single discrete next generation post-CMP wafer cleaning product development project and has no future alternative use.

In the third quarter of fiscal 1998, the Compny purchased a non-exclusive license for Trikon's MÆ RI™ source technology. During fiscal 1999, $5.0 million in additional fees for the purchase of a non-exclusive license for MÆ RI source technology became payable (separate from royalties owed on shipments of MÆ RI souce-based systems determined by rates prescribed in the license). This completed the purchase payments for this technology. The technology was used in a single discrete etch product development project and has no future alternative use.

Note S: Litigation

    In October 1993, Varian Associates, Inc. ("Varian") brought suit against the Company in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on alleged infringement of certain patents held by Varian. By order of the Court, those proceedings were bifurcated into an initial phase to determine the validity of the Varian patents and the Company's infringement (if any), and a secondary phase to determine damages to Varian (if any) and whether the Company's infringement (if shown) was willful. On April 13, 1999, the Court issued an interlocutory order construing the meaning of the terms of the patent claims at issue in the action. In September 1999, a hearing was held on a summary judgment motion, which might dispose of a number of Varian's claims. In early January 2001, the Court issued an order determining that the Company did not literally infringe Varian's patents, but the Court also held that a question of fact remained as to whether the Company may have infringed those patents by the doctrine of equivalents. A November 26, 2001 trial date has been scheduled. There have been no findings in the action which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, would have a material adverse effect on its operating results or our financial position.

In September 1999, Tegal Corporation ("Tegal") brought suit against the Company in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on an alleged infringement of certain patents held by Tegal. Specifically, Tegal identified the Company's 4520XLe and Exelan products as infringing the patents Tegal is asserting. On a Company initiated motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether the Company's products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action, which have caused the Company reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on its operating results or financial position.

From time to time, the Company has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. In such cases, it is the Company's policy to defend the claims or negotiate licenses on commercially reasonable terms, where considered appropriate. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on its consolidated financial position or operating results.

Note T: Quarterly Financial Data Applying SAB 101 (unaudited)

The following unaudited selected quarterly financial data has been included to demonstrate the effect on fiscal Quarter 1 through Quarter 3, 2001, of applying the Company's revised revenue recognition policy, pursuant to the provisions of SAB 101 (See Note B), effective on June 26, 2000, as of the beginning of fiscal year 2001.

                                                              Year Ended June 24, 2001 (unaudited)
                                                             1ST        2ND        3RD        4TH
                                                          ---------  ---------  ---------  ---------
                                                             (in thousands, except per share data)
Total revenues
  As previously reported (quarters 1-3)................. $ 432,041  $ 494,332  $ 421,525  $ 365,536
  Effect of change in accounting principle - SAB 101....  (127,010)  (110,235)    43,600         --
                                                          ---------  ---------  ---------  ---------
  As restated in first three quarters and reported
    in fourth quarter ..................................   305,031    384,097    465,125    365,536
                                                          ---------  ---------  ---------  ---------
Gross margins
  As previously reported (quarters 1-3).................   199,246    230,921    172,984    147,757
  Effect of change in accounting principle - SAB 101....   (66,578)   (60,890)    30,039         --
                                                          ---------  ---------  ---------  ---------
  As restated in first three quarters and reported
    in fourth quarter ..................................   132,668    170,031    203,023    147,757

Income before changes in accounting principles,
  As previously reported (quarters 1-3).................    66,089     73,468     44,418     25,206
  Effect of change in accounting principle - SAB 101....   (46,249)   (42,499)    20,704         --
                                                          ---------  ---------  ---------  ---------
Income before changes in accounting principles .........    19,840     30,969     65,122     25,206
  Cumulative effect of changes in accounting principles:
     EITF 00-19, no related tax.........................        --         --         --     33,074
     SAB 101, net of $81,441 tax benefit................  (122,105)        --         --         --
                                                          ---------  ---------  ---------  ---------
Net income (loss)
  As restated in first three quarters and reported
    in fourth quarter .................................. $(102,265) $  30,969  $  65,122  $  58,280
                                                          =========  =========  =========  =========

Net income (loss) per share - basic
Income before changes in accounting principles:
  As previously reported (quarters 1-3)................. $    0.53  $    0.60  $    0.36  $    0.20
  Effect of change in accounting principle - SAB 101....     (0.37)     (0.34)      0.17         --
  As restated in first three quarters and reported        ---------  ---------  ---------  ---------
    in fourth quarter .................................. $    0.16  $    0.25  $    0.53  $    0.20
                                                          ---------  ---------  ---------  ---------
  Cumulative effect of changes in accounting principles:
     EITF 00-19......................................... $      --  $      --  $      --  $    0.27
     SAB 101 ...........................................     (0.98)        --         --         --
                                                          ---------  ---------  ---------  ---------
Basic net income (loss) per share....................... $   (0.82) $    0.25  $    0.53  $    0.47
                                                          =========  =========  =========  =========
Net income (loss) per share - diluted
Income before changes in accounting principles:
  As previously reported (quarters 1-3 )................ $    0.48  $    0.54  $    0.33  $    0.19
  Effect of change in accounting principle - SAB 101....     (0.33)     (0.30)      0.15         --
  As restated in first three quarters and reported        ---------  ---------  ---------  ---------
    in fourth quarter .................................. $    0.15  $    0.24  $    0.48  $    0.19
  Cumulative effect of changes in accounting principles:
     EITF 00-19......................................... $      --  $      --  $      --  $    0.25
     SAB 101 ...........................................     (0.91)        --         --         --
                                                          ---------  ---------  ---------  ---------
Diluted net income (loss) per share .................... $   (0.76) $    0.24  $    0.48  $    0.44
                                                          =========  =========  =========  =========

Note U: Subsequent Event (unaudited)

On August 31, 2001, the Company announced a plan to further reduce its global workforce by approximately 10% during the first quarter of fiscal 2002 ("the Plan") and implement other actions to further reduce operating expenses. The Company determined a reduction in force was needed to reduce its cost structure in line with the projected decline in revenues. The majority of impacted employees were terminated shortly after the Plan was announced. The Company expects to finalize its restructuring plan and record an additional restructuring charge in the quarter ending September 23, 2001.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 24, 2001 and June 25, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 24, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 24, 2001 and June 25, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 24, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" and adopted the provisions of Emerging Issues Task Force Consensus No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

/s/ ERNST & YOUNG LLP

San Jose, California
July 20, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By:	/s/ JAMES W. BAGLEY
James W. Bagley,
Chairman, Chief Executive Officer

Dated: September 14, 2001

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

Signatures	Title	Date
/s/ JAMES W. BAGLEY James W. Bagley	Chairman, Chief Executive Officer	September 14, 2001
/s/ MERCEDES JOHNSON Mercedes Johnson	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	September 14, 2001
/s/ MARK S.FREY Mark S. Frey	Corporate Controller (Principal Accounting Officer)	September 14, 2001
/s/ DAVID G. ARSCOTT David G. Arscott	Director	September 14, 2001
/s/ ROBERT M. BERDAHL Robert M. Berdahl	Director	September 14, 2001
/s/ RICHARD J. ELKUS, Jr. Richard J. Elkus, Jr.	Director	September 14, 2001
/s/ JACK R. HARRIS Jack R. Harris	Director	September 14, 2001
/s/ GRANT M. INMAN Grant M. Inman	Director	September 14, 2001
/s/ KENNETH M. THOMPSON Kenneth M. Thompson	Director	September 14, 2001

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

LAM RESEARCH CORPORATION

                                                  ADDITIONS
                                    ----------- ----------- ---------
                                      BALANCE     CHARGED    CHARGED                  BALANCE
                                        AT          TO         TO                       AT
                                     BEGINNING     COSTS      OTHER                     END
                                        OF          AND     ACCOUNTS  DEDUCTIONS        OF
            DESCRIPTION               PERIOD     EXPENSES   DESCRIBE   DESCRIBE       PERIOD
----------------------------------- ----------- ----------- --------- -----------   -----------
              COL. A                  COL. B      COL. C                COL. D        COL. E
----------------------------------- ----------- -----------           -----------   -----------
YEAR ENDED JUNE 24, 2001
Deducted from asset accounts:
  Allowance for doubtful accounts.. $4,570,000   2,047,000       --    1,669,000 (1)$4,948,000
YEAR ENDED JUNE 25, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts.. $4,580,000   1,525,000       --    1,535,000 (1)$4,570,000
YEAR ENDED JUNE 30, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts.. $5,103,000         --        --      523,000 (1)$4,580,000

(1) Represents specific customer accounts written-off.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 24, 2001
EXHIBIT INDEX
Exhibit	Description
3.1(35)

Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2(16)	Amended and Restated By Laws of the Registrant, dated March 24, 1997.
3.3(35)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.
4.1(1)	Amended 1981 Incentive Stock Option Plan and Forms of Stock Option Agreements.
4.2(1)	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.
4.4(8)	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.
4.7(1)	Rights Agreement, dated as of January 23, 1997, between the Registrant and ChaseMellon Shareholder Service, L.L.C., which includes Exhibit B thereto the Form of Right Certificate.
4.8(24)	Amended and restated 1997 Stock Incentive Plan.
4.10(28)	Lam Research Corporation 1999 Employee Stock Purchase Plan.
4.11(30)	Amended and restated 1996 Performance-Based Restricted Stock Plan.
4.12(30)	Amended and restated 1999 Stock Option Plan.
10.3(2)	Form of Indemnification Agreement.
10.12(4)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.
10.16(5)	License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.
10.19(6)	Deferred Compensation Agreement with Roger D. Emerick.
10.30(9)	1996 Lease Agreement Between Lam Research Corporation and the Industrial Bank of Japan, Limited, dated March 27, 1996.
10.33(11)	Employment Contract for Roger D. Emerick, effective July 1, 1996.
10.35(14)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997.
10.38(15)

Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia, and the Nippon Credit Bank, Ltd., dated March 28, 1997.

10.41(17)	Employment Agreement for James W. Bagley, dated July 1, 1997.
10.42(16)	Employment Agreement for Stephen G. Newberry, dated August 5, 1997.
10.43(16)	Addendum to Roger D. Emerick Employment Contract, dated June 26, 1997.
10.46(20)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.
10.49(20)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.
10.50(22)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.
10.51(22)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.
10.52(23)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.
10.53(23)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.
10.54(19)	Indenture by and between the Company and LaSalle National Bank, dated as of August 15, 1997.
10.55(19)	Registration Rights Agreement by and between the Company and Deutsche Morgan Grenfeld Inc., ABN AMRO Rothschild, and Lombard Odier International Underwriters Limited, dated as of August 15, 1997.
10.58(24)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.
10.59(24)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.
10.60(24)	Second Addendum to Employment Agreement between Lam Research Corporation and Roger D. Emerick, effective September 1, 1998.
10.61(25)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.
10.62(25)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.63(25)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.64(25)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.66(26)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.
10.67(27)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.
10.68(27)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.
10.69(29)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.
10.70(31)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.
10.71(31)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.
10.72(32)	Employment Agreement for Mercedes Johnson, dated December 1, 1999.
10.73(33)	Lease Agreement Between Lam Research Corporation and Cushng 2000 Trust, Dated December 6, 2000.
10.74(33)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.
10.75(34)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, Dated May 22, 2001
10.76(34)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, Dated May 22, 2001.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney.

____________

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

(7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(9) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(10) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

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

(13) Incorporated by reference to Registrant's Report on Form 8-K dated February 4, 1997.

(14) Incorporated by reference to Registrant's Report on Form 8-K dated March 31, 1997.

(15) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(17) Incorporated by reference to Registrant's Registration Statement on Form S-4 dated July 1, 1997.

(18) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(19) Incorporated by reference to Registrant's Registration Statement on Form S-3 dated October 31, 1997.

(20) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(21) Incorporated by reference to Registrant's Registration Statement on Form S-8 dated January 30, 1998.

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

(28) Incorporated by reference to Registrant's Report on Form S-8 dated November 5, 1998.

(29) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

(30) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(31) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(32) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 24, 2000.

(33) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 24, 2000.

(34) Incorporated by reference to Registrant's Registration Statement on Form S-3 dated July 27, 2001.

(35) Incorporated by reference to Registrant's Amendment No.2 to its Annual Report on Form 10k/A for the fiscal year ended June 25, 2000.