Form 10-Q
period 2001-09-23
LAM RESEARCH CORP
filed 2001-11-05
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of September 23, 2001 there were 125,451,590 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                       September 23,  June 24,
                                                           2001         2001
                                                       -----------  -----------
                                                        (unaudited)     (1)
Assets

Cash and cash equivalents............................ $    94,999  $   221,659
Short-term investments...............................     764,521      642,900
Accounts receivable, net.............................     202,014      248,910
Inventories..........................................     231,552      284,757
Prepaid expenses and other current assets............      38,168       20,855
Deferred income taxes................................     157,525      157,525
                                                       -----------  -----------
          Total current assets.......................   1,488,779    1,576,606
Property and equipment, net..........................     114,475      126,533
Restricted cash......................................      60,800       60,800
Deferred income taxes................................      19,767       19,767
Other assets.........................................      54,804       88,069
                                                       -----------  -----------
          Total assets............................... $ 1,738,625  $ 1,871,775
                                                       ===========  ===========
Liabilities and stockholders' equity

Trade accounts payable............................... $    33,103  $    56,568
Accrued expenses and other
   current liabilities...............................     181,767      183,319
Deferred profit......................................     147,446      250,834
Current portion of long-term debt and
   capital lease obligations.........................     318,489        8,963
                                                       -----------  -----------
          Total Current Liabilities..................     680,805      499,684
Long-term debt and capital lease
   obligations, less current portion.................     351,259      659,718
                                                       -----------  -----------
          Total liabilities..........................   1,032,064    1,159,402
Commitments and contingencies
Preferred stock, at par value of $0.001 per share;
   authorized -- 5,000 shares, none outstanding......         --           --
Common stock, at par value of $0.001 per share;
     authorized -- 400,000 shares; issued and
     outstanding -- 125,452 shares at September 23,
    2001 and 124,917 shares at June 24, 2001.........         125          125
Additional paid-in capital...........................     501,689      498,066
Treasury stock, at cost..............................     (21,733)     (21,904)
Accumulated other comprehensive loss.................     (14,678)     (18,195)
Retained earnings....................................     241,158      254,281
                                                       -----------  -----------
          Total stockholders' equity.................     706,561      712,373
                                                       -----------  -----------
          Total liabilities and stockholders' equity. $ 1,738,625  $ 1,871,775
                                                       ===========  ===========

(1) Derived from June 24, 2001 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                              Three Months Ended
                                          --------------------------
                                          September 23, September 24,
                                             2001          2000
                                          ------------  ------------
                                                         (restated)
Total revenue........................... $    339,580  $    305,031

  Cost of goods sold....................      213,869       172,363
  Cost of goods sold -
   restructuring charges................        7,600          --
                                          ------------  ------------
Gross margin                                  118,111       132,668
  Research and development..............       47,230        56,531
  Selling, general and
    administrative......................       47,165        52,436
  Restructuring charges.................       13,448          --
                                          ------------  ------------
Operating income .......................       10,268        23,701
Other income (expense), net.............      (18,179)        4,640
                                          ------------  ------------
Income (loss)  before taxes.............       (7,911)       28,341
Income tax expense......................        1,009         8,501
                                          ------------  ------------
Income (loss) before cumulative effect
 of change in accounting principle...... $     (8,920) $     19,840

Cumulative effect of the application
of SAB 101, "Revenue Recognition in
Financial Statements", net of $81,441
related tax  benefit....................         --        (122,105)
                                          ------------  ------------
Net loss                                       (8,920)     (102,265)
                                          ============  ============
Net income (loss) per share:

 Basic:
  Income (loss) before cumulative effect
   of change in accounting principle....        (0.07)         0.16

  Cumulative effect of change
   in accounting principle, SAB 101.....         --           (0.98)
                                          ------------  ------------
   Basic net loss per share............. $      (0.07) $      (0.82)
                                          ============  ============
 Diluted:
  Income (loss) before cumulative effect
   of change in accounting principle....        (0.07)         0.15

  Cumulative effect of change
   in accounting principle, SAB 101.....         --           (0.91)
                                          ------------  ------------
   Diluted net loss per share........... $      (0.07) $      (0.76)
                                          ============  ============
Number of shares used in
  per share calculations:
   Basic................................      125,340       124,477
                                          ============  ============
   Diluted..............................      125,340       133,733
                                          ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                      September 23, September 24,
                                                          2001          2000
                                                      ------------  ------------
Cash flows from operating activities:

  Net loss.......................................... $     (8,920) $   (102,265)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
  Loss on equity derivative contracts...............       17,994           --
  Cumulative effect of change in accounting
    principle, SAB 101..............................          --        122,105
  Depreciation and amortization.....................       15,954        13,260
  Deferred income taxes.............................          --        (19,749)
  Restructuring charges.............................       21,048           --
  Change in working capital accounts................      (48,937)         (236)
                                                      ------------  ------------
Net cash provided by (used for) operating
  activities........................................       (2,861)       13,115
                                                      ------------  ------------

Cash flows from investing activities:

  Capital expenditures, net.........................       (2,003)      (15,956)
  Purchases of available-for-sale securities........     (734,147)     (215,387)
  Sales of available-for-sale securities............      612,526       217,737

  Other, net........................................         (272)       (1,824)
                                                      ------------  ------------
Net cash used for investing activities..............     (123,896)      (15,430)
                                                      ------------  ------------

Cash flows from financing activities:

  Net proceeds from the issuance of short and
    long term debt..................................          --          3,441
  Principal payments on long-term debt
    and capital lease obligations...................         (604)         (674)
  Treasury stock repurchases........................      (10,678)       (3,515)
  Reissuance of treasury stock......................        6,646         7,117
  Issuance of common stock, net.....................        3,623           108
                                                      ------------  ------------
Net cash provided by (used for) financing activities       (1,013)        6,477
                                                      ------------  ------------
  Effect of exchange rate changes on cash...........        1,110           235
Net increase (decrease) in cash and
  cash equivalents..................................     (126,660)        4,397
Cash and cash equivalents at beginning of period....      221,659        70,056
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $     94,999  $     74,453
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 23, 2001
(Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 24, 2001, which are included in the Annual Report on Form 10-K, File Number 0-12933.

Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the 2002 presentation.

NOTE B -- CHANGES IN ACCOUNTING PRINCIPLES AND POLICIES

Revenue Recognition: The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its system installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. Revenue related to spare parts sales is generally recognized on shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance as of June 26, 2000 was $433.0 million. This amount consists of equipment that was shipped but had not yet been accepted as of June 25, 2000 and was included in the cumulative effect adjustment as of June 26, 2000. Of this amount $167.0 million was recognized as revenue during the three-month period ending September 24, 2000, and $10.4 million was recognized as revenue during the three-month period ended September 23, 2001.

The unaudited Statement of Operations for the three-month period ending September 24, 2000 has been restated to reflect the application of SAB 101.

Prior to fiscal year 2001, the Company's revenue recognition policy was generally to recognize revenue for equipment at the time of shipment.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19" or "the Consensus"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value, and subsequent changes in fair value are not recognized unless a change in the contract's classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

In accordance with EITF 00-19, as of June 24, 2001, the Company recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to its own stock as an asset. The cumulative effect adjustment, a gain of $33.1 million ($0.25 per diluted share), was based on a June 24, 2001 stock price of $28.50. The cumulative change was not recorded net of tax because the Company believes the option settlement will be non-taxable. The fair value of these equity derivatives, $33.1 million, was recorded in Other Long Term Assets.

Based on a September 21, 2001 stock price of $16.64, the fair value of the derivatives was $15.1 million. The $11.86 decline in the price per share of the Company's stock from June 24, 2001 to September 23, 2001 resulted in an $18.0 million charge to Other Income and Expense in the September 2001 Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next twelve months.

In future quarters prior to maturity, the price of the Company's stock will significantly impact the fair value of the derivatives, which will be re-calculated accordingly, and the change in fair value will be reported as a gain or loss in Other Income and Expense.

NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001. The Company is required to adopt FAS 142 effective July 1, 2002. As of this date, the adoption of FAS 141 and FAS 142 is not expected to materially impact the Company's consolidated financial position or operating results.

NOTE D -- INVENTORIES

Inventories consist of the following:

                                  September 23,   June 24,
                                      2001          2001
                                  ------------  ------------
                                      (in thousands)
Raw materials................... $    141,524  $    158,508
Work-in-process.................       62,893        74,170
Finished goods..................       27,135        52,079
                                  ------------  ------------
                                 $    231,552  $    284,757
                                  ============  ============

NOTE E -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                     September 23,   June 24,
                                         2001          2001
                                     ------------  ------------
                                         (in thousands)
Manufacturing and other equipment . $    144,488  $    147,203
Leasehold improvements.............       90,675        89,587
Furniture and fixtures.............        5,201         6,363
Computer equipment and software....       76,318        76,211
                                     ------------  ------------
                                         316,682       319,364
Less accumulated depreciation
  and amortization.................     (202,207)     (192,831)
                                     ------------  ------------
                                    $    114,475  $    126,533
                                     ============  ============

NOTE F -- OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net are as follows:

                                          Three Months Ended
                                      --------------------------
                                      September 23, September 24,
                                         2001          2000
                                      ------------  ------------
                                          (in thousands)
Loss on equity derivative contracts  $    (17,994) $         --
Interest expense....................       (7,234)       (4,109)
Interest income.....................        9,068         9,208
Other...............................       (2,019)         (459)
                                      ------------  ------------
                                     $    (18,179) $      4,640
                                      ============  ============

See the discussion "Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock" discussed in Note B of this form 10-Q for additional information on the loss on equity derivative contracts.

NOTE G -- NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the income statement and, there are no reconciling items in either the numerator or denominator.

Diluted earnings per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income (loss) from continuing operations.

                                                                        Three Months Ended
                                                                    --------------------------
                                                                    September 23, September 24,
                                                                       2001          2000
                                                                    ------------  ------------
                                                               (in thousands, except per share data)

Numerator:
  Numerator for basic income (loss) per share before
    cumulative effect of change in accounting principle........... $     (8,920) $     19,840
                                                                    ============  ============

Denominator:
  Basic income (loss) per share before cumulative effect of
     change in accounting principle -- average shares outstanding.      125,340       124,477
     Effect of potential dilutive securities:
     Employee stock plans.........................................           --         9,256
                                                                    ------------  ------------
  Diluted income (loss) per share before cumulative effect of change in accounting principle -- average shares outstanding
     and other potential common shares............................      125,340       133,733
                                                                    ============  ============
Income (loss) per share before cumulative effect of change in
 accounting principle - Basic.....................................       ($0.07)        $0.16

Income (loss) per share before cumulative effect of change in       ============  ============
 accounting principle - Diluted...................................       ($0.07)        $0.15
                                                                    ============  ============

For the three month period ending September 23, 2001 options and convertible securities were outstanding but all 25,199,000 potential common shares were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss for the period. For the three-month period ending September 24, 2000 diluted net income per share includes the assumed exercise of employee stock options. The assumed conversion of the convertible subordinated notes into 10,587,000 shares was antidilutive and therefore excluded from the computation of net income per share. The shares potentially issuable under the put option agreement have been excluded from the computation of dilutive net income (loss) per share because the effect would have been antidilutive for all periods presented.

NOTE H -- COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows:

                                      Three Months Ended
                                  --------------------------
                                  September 23, September 24,
                                     2001          2000
                                  ------------  ------------
                                      (in thousands)
Net loss ....................... $     (8,920) $   (102,265)
Foreign currency translation
  adjustment....................        3,442         2,453
Unrealized gain on financial
  instruments.....................         75            86
                                  ------------  ------------
Comprehensive loss ............. $     (5,403) $    (99,726)
                                  ============  ============

Accumulated other comprehensive loss, is as follows:

                                            September 23,  June 24,
                                                 2001         2001
                                            ------------ ------------
                                                   (in thousands)
Accumulated foreign currency translation
  adjustment................................   ($19,691)    ($23,132)
Accumulated unrealized gain on
  financial instruments.....................      5,013        4,937
                                            ------------ ------------
Accumulated other comprehensive loss........   ($14,678)    ($18,195)
                                            ============ ============

NOTE I -- DERIVATIVE INSTRUMENTS AND HEDGING

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated nor qualify as FAS 133 hedges must be adjusted to fair value through income. If the derivative is a hedge of an anticipated transaction changes in the fair value of the derivative are recorded in other comprehensive income ("OCI"), until the hedged item is recognized in earnings (cash flow hedges). Any hedge ineffectiveness is immediately recognized in earnings.

In most countries, system sales are generally transacted in U.S. dollars while spare parts and service sales are denominated in the local country's currency. In Japan, the Company sells its systems and spare parts in Japanese Yen. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations.

The Company's policy is to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted Yen-denominated cash flows resulting from sales in Japanese Yen, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts generally expiring within 12 months, and no later than 24 months. These foreign currency forward exchange contracts, designated as cash flow hedges, are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gains or losses accumulated in OCI and subsequently recognized in earnings in the same period the hedged revenue is recognized. The Company does not use derivatives for trading purposes.

Effectiveness tests for foreign currency forward contracts entered into prior to October 2000, excluded time value and compared the foreign currency spot rate at inception to the then market spot rates. Subsequent hedges include time value and are tested for effectiveness by comparing the foreign currency forward rates at inception to the current market forward rate. The change reflects the Company's conclusion that hedge effectiveness would not be substantively impacted by including time value. For the three-month period ended September 23, 2001, the Company recognized a net loss of $73,000 for hedge ineffectiveness related to the time value included in the assessment of hedge effectiveness.

If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated OCI will be reclassified into earnings as a component of other income and expense. No such amounts were recorded in earnings during the three-month period ended September 23, 2001 and September 24, 2000.

The following table summarizes activity in accumulated OCI related solely to derivatives classified as cash flow hedges held by the Company during the quarter ended September 23, 2001.

                                                                        (in thousands)
                                                                        ------------
Balance at June 24, 2001                                               $      4,937
Reclassified into income from other comprehensive income                       (161)
Changes in fair value of derivatives, net...............                        237
                                                                        ------------
     Balance at September 23, 2001 .....................               $      5,013
                                                                        ============

At September 23, 2001, the Company expects to reclassify the entire amount accumulated in OCI to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables recorded by Lam Research North America. Under FAS 133 these are not "designated hedges". Therefore, the change in fair value of these derivatives is adjusted to fair value through income as a component of Other Income and Expense and offset the change in fair value of the foreign currency denominated intercompany receivables.

NOTE J -- RESTRUCTURING

In April 2001, the Company announced its intention to reduce global headcount up to 15% during the fourth quarter of fiscal 2001 ("the June 2001 Plan"). The reduction in force was driven by the anticipated decline in the Company's revenues due to the then forecasted contraction of the semiconductor equipment market from calendar year 2000 levels. During the fourth quarter of fiscal 2001, the June 2001 Plan was approved by the appropriate level of management necessary to commit the Company to its specific actions. The Company began implementing the announced restructuring plan and reduced its workforce by approximately 11% prior to June 24, 2001. The Company recorded a restructuring charge of $16.8 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of an etch product line that has been discounted. In addition, the Company consolidated its Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets.

Below is a table summarizing activity relating to the June 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned               Other
                                   and     on Vacated   Fixed    Discontinued Exit
                                Benefits   Facilities  Assets    Inventory    Costs      Total
                                ---------  ---------  ---------  ----------   -------  ---------
                                                     (in thousands)
June 2001 provision........... $   8,282  $   1,312  $   3,036  $    3,732   $   407  $  16,769
Cash payments.................    (4,067)        --        --          --          --    (4,067)
Non-cash charges..............       --          --     (3,036)     (3,732)      (10)    (6,778)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at June 24, 2001......     4,215      1,312        --         --         397      5,924
Cash payments.................    (1,108)      (216)       --         --           --    (1,324)
Non-cash charges..............       --          --        --         --           --        --
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at September 23, 2001. $   3,107  $   1,096  $     --   $     --     $   397  $   4,600
                                =========  =========  =========  ==========   =======  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $3.1 million as of September 23, 2001 will be utilized by the end of March 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sub-lease its vacated facilities in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

The Company wrote-off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and etch manufacturing inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with a discontinued capital improvement project related to vacated facilities.

By mid to late summer, further deterioration in semiconductor sales resulted in a worsening outlook for the wafer fabrication equipment market and therefore in the company's revenues. Consequently, on August 31, 2001 the Company announced a new plan ("the September 2001 Plan") to further reduce its fixed cost infrastructure, including an approximate 10% reduction-in-force. During the September 2001 quarter, the September 2001 Plan was approved by the appropriate level of management necessary to commit the Company to its specific actions. The Company began implementing the announced restructuring activities and reduced its workforce by approximately 12% prior to September 23, 2001. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of selected, older etch product lines that have been discontinued.

Below is a table summarizing activity relating to the September 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed    Discontinued
                                Benefits   Facilities  Assets    Inventory     Total
                                ---------  ---------  ---------  ----------   -------

September 2001 provision...... $  10,767  $   2,662  $      19  $    7,600   $21,048
Cash payments.................    (1,159)        --         --         --     (1,159)
Non-cash charges..............        --         --        (19)     (7,600)   (7,619)
                                ---------  ---------  ---------  ----------   -------
Balance at September 23, 2001.     9,608      2,662         --         --     12,270
                                =========  =========  =========  ==========   =======

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $9.6 million as of September 23, 2001 will be utilized over the next four to six quarters.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sub-lease its vacated facilities in Fremont, California.

The Company wrote-off all leasehold improvements relating to the vacated buildings, as these items will have no future economic benefit and have been abandoned. Additionally, the Company exited selected, older etch product lines and wrote-off the related discontinued manufacturing inventory.

NOTE K -- LITIGATION

See Part II, item 1 for discussion of litigation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by that statute. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue and income, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 24, 2001. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 6 to 15 of this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three- month period ended September 23, 2001.

RESULTS OF OPERATIONS

Results of Operations

Lam Research Corporation is a leading supplier of technically complex thin film selective removal equipment used during the wafer fabrication process of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization ("CMP") and post-CMP wafer cleaning systems. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive new products. For these and other reasons, our results of operations for the three-month period ending September 23, 2001 may not necessarily be indicative of future operating results.

Total Revenue

Our total revenue for the three months ended September 23, 2001 was $339.6 million, 11.3% higher than revenue (restated for SAB 101) of $305.0 million in the corresponding period of fiscal 2000. Based on the guidance provided by SAB 101, we now generally recognize systems revenue on the date of customer acceptance. As a result, the fiscal period in which we are able to recognize systems revenue is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation. The new systems revenue recognition policy has the effect of delaying revenue recognition generally from four to seven months from the date of shipment. Our current quarterly operating results primarily reflect revenues recognized on shipments from prior periods.

Our current outlook is for lower revenues in the next two quarters reflecting the reduction of semiconductor manufacturers' capital expenditures and delay of deliveries of new equipment in calendar year 2001. Our revenue for calendar year 2002 will be dependent upon our customers' investments during the later part of calendar year 2001 and the first three quarters of calendar year 2002.

The geographic breakdown of revenue was as follows:

                          Three Months Ended
                      --------------------------
                      September 23, September 24,
                         2001          2000
                      ------------  ------------
North America.......           27%           34%
Europe..............           25%           24%
Asia Pacific........           38%           29%
Japan...............           10%           13%

Gross Margin

Our gross margin as percentage of revenue was 34.8% for the three-month period ended September 23, 2001, compared to 43.5% for the corresponding period in the prior fiscal year. The decrease in our gross margin percentage results from excess capacity due to lower manufacturing volumes, and September 2001 restructuring charges of $7.6 million.

Our current outlook is for diminished gross margins as a percent of revenue for the next two quarters due to lower production output and under utilization of field service resources. The unfavorable impact of unabsorbed costs is expected to be partially mitigated by cost reduction activities implemented during the September and June 2001 quarters.

Research and Development

Research and Development ("R&D") expenses were $47.2 million for the three months ended September 23, 2001, or 13.9% of total revenue, compared to $56.5 million, or 18.5% of total revenue, for the corresponding period a year ago.

We expect to maintain R&D investments at spending levels comparable to or slightly below those of the current fiscal quarter for at least the next two to three quarters.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses of $47.2 million for the three months ended September 23, 2001 were 13.9% of total revenue compared to $52.4 million or 17.2% of total revenue for the corresponding three-month period a year ago. The decrease in SG&A expenses reflects the impact of our downsizing activities and other cost reduction programs. We expect SG&A expenses to continue to decrease in absolute dollars over the next two quarters.

Restructuring

In April 2001, we announced our intention to reduce global headcount up to 15% during the fourth quarter of fiscal 2001 ("the June 2001 Plan"). The reduction in force was driven by the anticipated decline in our revenues due to the then forecasted contraction of the semiconductor equipment market from calendar year 2000 levels. During the fourth quarter of fiscal 2001, the June 2001 Plan was approved by the appropriate level of management necessary to commit us to its specific actions. We began implementing the announced restructuring plan and reduced our workforce by approximately 11% prior to June 24, 2001. We recorded a restructuring charge of $16.8 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of an etch product line that has been discontinued. In addition, we consolidated our Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets.

Below is a table summarizing activity relating to the June 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned               Other
                                   and     on Vacated   Fixed    Discontinued Exit
                                Benefits   Facilities  Assets    Inventory    Costs      Total
                                ---------  ---------  ---------  ----------   -------  ---------
                                                     (in thousands)
June 2001 provision........... $   8,282  $   1,312  $   3,036  $    3,732   $   407  $  16,769
Cash payments.................    (4,067)        --        --          --          --    (4,067)
Non-cash charges..............       --          --     (3,036)     (3,732)      (10)    (6,778)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at June 24, 2001......     4,215      1,312        --         --         397      5,924
Cash payments.................    (1,108)      (216)       --         --           --    (1,324)
Non-cash charges..............       --          --        --         --           --        --
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at September 23, 2001. $   3,107  $   1,096  $     --   $     --     $   397  $   4,600
                                =========  =========  =========  ==========   =======  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to the plan of termination and determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $3.1 million as of September 23, 2001 will be utilized by the end of March 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sub-lease our vacated facilities in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

We wrote-off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and etch manufacturing inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with a discontinued capital improvement project related to vacated facilities.

By mid to late summer, further deterioration in semiconductor sales resulted in a worsening outlook for the wafer fabrication equipment market and therefore in our revenues. Consequently, on August 31, 2001 we announced a new plan ("the September 2001 Plan") to further reduce our fixed cost infrastructure, including an approximate 10% reduction-in-force. During the September 2001 quarter, the September 2001 Plan was approved by the appropriate level of management necessary to commit us to its specific actions. We began implementing the announced restructuring activities and reduced our workforce by approximately 12% prior to September 23, 2001. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of selected, older etch product lines that have been discontinued.

Below is a table summarizing activity relating to the September 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed    Discontinued
                                Benefits   Facilities  Assets    Inventory     Total
                                ---------  ---------  ---------  ----------   -------

September 2001 provision...... $  10,767  $   2,662  $      19  $    7,600   $21,048
Cash payments.................    (1,159)        --         --         --     (1,159)
Non-cash charges..............        --         --        (19)     (7,600)   (7,619)
                                ---------  ---------  ---------  ----------   -------
Balance at September 23, 2001.     9,608      2,662         --         --     12,270
                                =========  =========  =========  ==========   =======

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $9.6 million as of September 23, 2001 will be utilized over the next four to six quarters.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sub-lease the vacated facilities in Fremont, California.

We wrote-off all leasehold improvements relating to the vacated buildings, as these items will have no future economic benefit and have been abandoned. Additionally, we exited selected, older etch product lines and wrote-off the related discontinued manufacturing inventory.

Tax Expenses

Income tax expense in the September 2001 quarter was recorded using a 10% tax rate estimate for fiscal 2002 based on our continued and substantial investment in engineering and development programs qualifying for R&D tax benefits and our current revenue and profit outlook for the fiscal year. Income tax expenses were recorded using a 30% rate for the corresponding quarter a year ago.

Changes In Accounting Principles and Policies

Revenue Recognition: We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. Revenue related to spare parts sales is generally recognized on shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance as of June 26, 2000 was $433.0 million. This amount consists of equipment that was shipped but had not yet been accepted as of June 25, 2000 and was included in the cumulative effect adjustment as of June 26, 2000. Of this amount $167.0 million was recognized as revenue during the three-month period ending September 24, 2000 and $10.4 million was recognized as revenue during the quarter ended September 23, 2001.

The unaudited Statement of Operations for the three-month period ending September 24, 2000 has been restated to reflect the application of SAB 101.

Prior to fiscal year 2001, our revenue recognition policy was generally to recognize revenue for equipment at the time of shipment.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19" or "the Consensus"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value, and subsequent changes in fair value are not recognized unless a change in the contracts classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

In accordance with EITF 00-19, as of June 24, 2001, we recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to our own stock as an asset. The cumulative effect adjustment, a gain of $33.1 million ($0.25 per diluted share), was based on a June 24, 2001 stock price of $28.50. The cumulative change was not recorded net of tax because we believe the option settlement will be non-taxable. The fair value of these equity derivatives, $33.1 million, was recorded in Other Long Term Assets.

Based on a September 21, 2001 stock price of $16.64, the fair value of the derivatives was $15.1 million. The $11.86 decline in the price per share of our stock from June 24, 2001 to September 23, 2001 resulted in an $18.0 million charge to the Other Income and Expense section of the September 2001 Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next 12 months.

In future quarters prior to maturity, the price per share of our stock will significantly impact the fair value of the derivatives, which will be re-calculated accordingly, and the change in fair value will be reported as a gain or loss in Other Income and Expense.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 23, 2001, we had $920.3 million in cash, cash equivalents, short-term investments, and restricted cash compared with $925.4 million at June 24, 2001.

Net cash used for operating activities was $2.9 million for the three months ending September 23, 2001. Cash used by operating activities primarily resulted from a net loss of $8.9 million offset by non-cash charges of $55.0 million (including restructuring, loss on equity derivative contracts and depreciation and amortization) and net uses of working capital of $48.9 million. Significant uses of working capital were decreases in accounts payable of $23.4 million and other liabilities, including deferred profit, of $103.4 million, offset by decreases in accounts receivables of $46.9 million and inventories of $44.4 million, net of restructuring charges.

Net cash used for investing activities for the three months ended September 23, 2001 was $123.9 million. Cash outflows stemmed primarily from net purchases of available for sale securities.

Net cash used for financing activities for the three months ended September 23, 2001 was $1.0 million. We repurchased $10.7 million of common stock and reissued $6.6 million from treasury stock through our employee option and stock purchase programs. Net proceeds from other issuance of our common stock were $3.6 million.

During the three months ended September 23, 2001 we sold U.S. dollar denominated accounts receivable of $14.0 million. These agreements increased cash and reduced accounts receivable outstanding.

During May 2001, we completed an offering of $300.0 million of 4% Convertible Subordinated Notes ("the 4% Notes"), which mature on June 1, 2006. Interest on the 4% Notes is payable on June 1 and December 1 of each year, commencing December 1, 2001. The 4% Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share, subject to certain adjustments. The 4% Notes are redeemable, in whole or in part, at our option beginning on June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest. The 4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Debt issuance costs associated with the offering of approximately $8.5 million have been deferred in Other Assets and are being amortized to other expense using the effective interest method over the term of the 4% Notes.

In August 1997, we completed an offering of $310.0 million of 5% Convertible Subordinated Notes ("the 5% Notes"), which mature on September 2, 2002. Interest on the 5% Notes is payable on September 1 and March 1 of each year, commencing March 1, 1998. The 5% Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $29.26 per share, subject to anti-dilution adjustments. The 5% Notes are redeemable, in whole or in part, at our option beginning on September 6, 2000 with at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, if the closing price of our Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the notice of redemption. The 5% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Debt issuance costs associated with the offering of approximately $9.0 million were deferred in other assets and are being amortized to other expense using the effective interest method over the term of the 5% Notes.

In fiscal 1999, we entered into certain option transactions with independent third parties (the "third parties") for the purchase and sale of our Common Stock. Our Board of Directors authorized us to acquire from the third parties options to purchase up to 10.5 million shares of our Common Stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into Common Stock of the 5% Convertible Subordinated Notes previously issued by us, and due September 2, 2002. As part of the program, our Board of Directors also authorized us to enter into put options with the same third parties covering up to 15.75 million shares of our Common Stock. We anticipated that the premiums we would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost of our purchase of the call options from those same third parties. Consequently, we do not expect to exchange cash over the course of the program with the third parties in conjunction with our purchase of the call options.

Pursuant to the authorization described above, we have, as of September 23, 2001, acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the 5% Notes issued in August 1997, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

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

We account for these derivative financial instruments, indexed and potentially settled in our stock, under the provisions of EITF 00-19. At September 23, 2001, the instruments had a net fair value of $15.1 million in our favor and are included in Other Current Assets.

If the average stock price is below $9.48 during any period, the required number of shares to net settle our obligation under the put option agreement would be considered dilutive securities in our dilutive earnings per share ("EPS") calculation.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 23, 2001, combined with proactive cash conserving activities, are expected to be sufficient to support our currently anticipated levels of operations and capital expenditures through at least the next twelve months.

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

We derive our revenue primarily from the sale and acceptance of a relatively small number of high-priced systems. Our systems can range in price from approximately $400,000 to $4 million per unit. Our operating results for a quarter may suffer substantially if:

  we sell fewer systems than we anticipate in any quarter;

  we do not receive anticipated orders in time to enable shipment of equipment during a given quarter;

  one or more customers delay or cancel anticipated shipments and/or installations;

  shipments are delayed by procurement shortages or manufacturing or transportation difficulties or;

  our customers delay final acceptance of our shipments due to delays in their evaluation of our systems.

Further, because most of our manufacturing operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions, earthquakes and power failures) could adversely impact our financial performance.

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

In December 1999 the Securities and Exchange Commission issued SAB No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition of revenue for sales that involve contractual customer acceptance provisions and product installation commitments. Based on the guidance provided by SAB 101 we changed our revenue recognition policy for equipment sales effective June 26, 2000. Prior to SAB 101, we generally recognized systems revenue on the date the equipment was shipped to customers. Under SAB 101, we now recognize revenue on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize systems revenues is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

The Semiconductor Equipment Industry is Volatile; and the Industry is Currently Experiencing Reduced Product Demand which is Expected to have a Negative Impact on Shipments and Equipment Acceptance Cycle Time

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. In late fiscal 1999, increased demand for our products drove sales growth throughout fiscal 2000 and early fiscal 2001. In the second half of the December 2000 quarter, we began to see signs that this upturn was slowing and that customers were likely to reduce equipment purchases during the first half of calendar year 2001. These signs were confirmed in calendar year 2001 as semiconductor manufacturers canceled or delayed many orders as a result of overcapacity. These order reductions have and are expected to continue to have a negative impact on the level of system shipments and the cycle time of acceptances in at least the first half of fiscal 2002.

Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility are expected to continue to materially affect our aggregate bookings, revenues and operating results. We will continue to respond to these fluctuations with cost management programs aimed at alignment of our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results

We Depend on New Products and Processes for Our Success. For this Reason, We are Subject to Risks Associated with Rapid Technological Change

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

We anticipate our competitors will continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, it could adversely affect our ability to sell products to those manufacturers. In addition, competitors with higher levels of financial resources than we have may deeply discount products similar to those we sell. For these reasons, we may fail to continue to compete successfully worldwide.

Our present or future competitors may be able to develop products comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we currently are developing additional product enhancements that we believe will address customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, we may be unable to continue to compete effectively in our markets, competition may intensify or future competition may have a material adverse effect on our revenues, operating results, financial condition, and cash flows.

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

  variations in our revenues or earnings from levels that securities analysts forecast;

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

If settlement were to occur prior to option expiration because of the occurrence of an event giving the third parties the right to terminate the transactions, we will be required both to pay to the third parties the value of their position (which would depend on a number of factors, including the time remaining to expiration and the volatility of our Common Stock) which could be greater or lesser than the difference between the options' exercise prices and the then market price of our Common Stock, as well as any costs or expenses incurred by the third parties as a result of unwinding the transactions.

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

In October 1993, Varian Associates, Inc. sued us in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Varian held. We asserted defenses that the subject patents are invalid and unenforceable, and that our products do not infringe these patents. Litigation is inherently uncertain, and we may fail to prevail in this litigation. However, we believe that the Varian lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 1 of this Form 10-Q for a discussion of the Varian lawsuit.

Additionally, in September 1999, Tegal Corporation sued us in the United States District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal is asserting. Litigation is inherently uncertain, and we may fail to prevail in this litigation. However, we believe that the Tegal lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 1of this Form 10-Q for a discussion of the Tegal lawsuit.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 24, 2001.

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $309.8 million 5% Convertible Subordinated Notes which are due September 2, 2002. As of September 23, 2001, we have acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

                           At
                      September 23,      At
                          2001        Maturity
                      ------------  ------------
                          (in thousands)
         Stock Value
              $5.00  $    (25,133) $    (24,998)
             $15.00  $     10,872  $     13,814
             $25.00  $     31,601  $     51,029
             $35.00  $     43,835  $     66,877
             $45.00  $     49,753  $     66,877
             $55.00  $     53,730  $     66,877

 Based on a September 21, 2001 stock price of $16.64, the fair value of the derivatives was $15.1 million.
The $11.86 decline in the price per share of our stock from June 24, 2001 to September 23, 2001 resulted in an $18.0 million non-taxable charge to Other Income and Expense in the September
2001 Statement of Operations.  The fair value of the options is carried in Other Current Assets, as the instruments mature within the next twelve months.

 For future quarters, the price of our stock will significantly impact the value of the derivatives which will be re-calculated accordingly, and the change in fair value will be reported as a gain or loss in Other Income and Expense. This discussion should be read in conjunction
with Note B presented in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

 In September 1999, Tegal Corporation ("Tegal") brought suit against the Company in the United States
District Court for the Eastern District of Virginia, seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal.  Specifically, Tegal identified our 4520XLe™
 and Exelan®
 products as infringing the patents Tegal is asserting. On our motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Tegal's patents.  No trial date is currently scheduled in the action.  Furthermore, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

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

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits: Employment agreement for Scott Landstrom, dated March 21, 2001.

  Reports on Form 8-K

The Company filed a Form 8-K on July 25, 2001 making an item 5 disclosure announcing that on July 24,
2001, Lam Research Corporation (the "Company") issued a press release announcing its fiscal 2001 fourth quarter and year-end results.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this
Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2001

LAM RESEARCH CORPORATION

(Registrant)

By:

/s/ Mercedes Johnson

Mercedes Johnson

Vice President, Finance & Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

10.77

Employment Agreement for Scott Landstrom, dated March 21, 2001.