Form 10-Q
period 2001-12-30
LAM RESEARCH CORP
filed 2002-02-13
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of December 30, 2001 there were 125,860,177 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                        December 30,  June 24,
                                                           2001         2001
                                                       -----------  -----------
                                                        (unaudited)     (1)
Assets

Cash and cash equivalents............................ $   100,878  $   221,659
Short-term investments...............................     779,256      642,900
Accounts receivable, net.............................     101,886      248,910
Inventories..........................................     185,629      284,757
Prepaid expenses and other current assets............      54,649       20,855
Deferred income taxes................................     189,602      157,525
                                                       -----------  -----------
          Total current assets.......................   1,411,900    1,576,606
Property and equipment, net..........................      85,510      126,533
Restricted cash......................................      60,800       60,800
Deferred income taxes................................      19,767       19,767
Other assets.........................................      54,602       88,069
                                                       -----------  -----------
          Total assets............................... $ 1,632,579  $ 1,871,775
                                                       ===========  ===========
Liabilities and stockholders' equity

Trade accounts payable............................... $    23,305  $    56,568
Accrued expenses and other
   current liabilities...............................     194,623      183,319
Deferred profit......................................      62,113      250,834
Current portion of long-term debt and
   capital lease obligations.........................     312,351        8,963
                                                       -----------  -----------
          Total current liabilities..................     592,392      499,684
Long-term debt and capital lease
   obligations, less current portion.................     357,984      659,718
                                                       -----------  -----------
          Total liabilities..........................     950,376    1,159,402
Commitments and contingencies
Preferred stock, at par value of $0.001 per share;
   authorized -- 5,000 shares, none outstanding......         --           --
Common stock, at par value of $0.001 per share;
     authorized -- 400,000 shares; issued and
     outstanding -- 125,860 shares at December 30,
    2001 and 124,917 shares at June 24, 2001.........         126          125
Additional paid-in capital...........................     526,814      498,066
Treasury stock, at cost..............................     (21,733)     (21,904)
Accumulated other comprehensive loss.................     (12,381)     (18,195)
Retained earnings....................................     189,377      254,281
                                                       -----------  -----------
          Total stockholders' equity.................     682,203      712,373
                                                       -----------  -----------
          Total liabilities and stockholders' equity. $ 1,632,579  $ 1,871,775
                                                       ===========  ===========

(1) Derived from June 24, 2001 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                              Three Months Ended           Six Months Ended
                                          --------------------------  --------------------------
                                          December 30,  December 24,  December 30,  December 24,
                                             2001          2000          2001          2000
                                          ------------  ------------  ------------  ------------
                                                         (restated)                  (restated)
Total revenue........................... $    259,173  $    384,097  $    598,753  $    689,128

  Cost of goods sold....................      193,745       214,066       407,614       386,429
  Cost of goods sold -
   restructuring charges................         --            --           7,600          --
  Cost of goods sold - Varian settlement       38,780          --          38,780          --
                                          ------------  ------------  ------------  ------------
Gross margin                                   26,648       170,031       144,759       302,699
  Research and development..............       49,734        58,722        96,964       115,253
  Selling, general and administrative...       43,524        61,996        90,689       114,432
  Restructuring charges.................       33,773          --          47,221          --
  Purchased technology for
    research and development............         --           8,000          --           8,000
                                          ------------  ------------  ------------  ------------
Operating income (loss) ................     (100,383)       41,313       (90,115)       65,014
Other income, net.......................       18,498         2,926           319         7,566
                                          ------------  ------------  ------------  ------------
Income (loss)  before taxes.............      (81,885)       44,239       (89,796)       72,580
Income tax expense (benefit)............      (30,230)       13,270       (29,221)       21,771
                                          ------------  ------------  ------------  ------------
Income (loss) before cumulative effect
 of change in accounting principle......      (51,655) $     30,969       (60,575)       50,809

Cumulative effect of the application
  of SAB 101, "Revenue Recognition in
  Financial Statements", net of $81,441
  related tax  benefit..................         --            --            --        (122,105)
                                          ------------  ------------  ------------  ------------
Net income (loss)                        $    (51,655) $     30,969  $    (60,575) $    (71,296)
                                          ============  ============  ============  ============
Net income (loss) per share:

 Basic:
  Income (loss) before cumulative effect
   of change in accounting principle....        (0.41)         0.25         (0.48)         0.41

  Cumulative effect of change
   in accounting principle, SAB 101.....         --            --            --           (0.99)
                                          ------------  ------------  ------------  ------------
   Basic net income (loss) per share.... $      (0.41) $       0.25  $      (0.48) $      (0.58)
                                          ============  ============  ============  ============
 Diluted:
  Income (loss) before cumulative effect
   of change in accounting principle....        (0.41)         0.24         (0.48)         0.38

  Cumulative effect of change
   in accounting principle, SAB 101.....         --            --            --           (0.92)
                                          ------------  ------------  ------------  ------------
   Diluted net income (loss) per share.. $      (0.41) $       0.24  $      (0.48) $      (0.54)
                                          ============  ============  ============  ============
Number of shares used in
  per share calculations:
   Basic................................      125,674       123,420       125,507       123,949
                                          ============  ============  ============  ============
   Diluted..............................      125,674       130,392       125,507       132,063
                                          ============  ============  ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Six Months Ended
                                                      --------------------------
                                                      December 30,  December 24,
                                                          2001          2000
                                                      ------------  ------------
Cash flows from operating activities:                                (restated)

  Net loss.......................................... $    (60,575) $    (71,296)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
  Gain on equity derivative contracts...............         (890)          --
  Cumulative effect of change in accounting
   principle, SAB 101...............................          --        122,105
  Depreciation and amortization.....................       31,709        26,740
  Deferred income taxes.............................      (32,263)      (37,893)
  Restructuring charges.............................       54,821           --
  Varian settlement.................................       33,780           --
  Impairment charge.................................        9,500           --
  Purchased technology for research and
    development.....................................          --          8,000
  Change in working capital accounts................      (13,969)       61,242
                                                      ------------  ------------
Net cash provided by operating activities...........       22,113       108,898
                                                      ------------  ------------

Cash flows from investing activities:

  Capital expenditures, net.........................       (4,848)      (36,350)
  Purchases of available-for-sale securities........   (1,436,159)   (2,344,824)
  Sales of available-for-sale securities............    1,299,803     2,390,893
  Strategic investments.............................          --         (6,000)
  Other, net........................................        1,399       (10,057)
                                                      ------------  ------------
Net cash used for investing activities..............     (139,805)       (6,338)
                                                      ------------  ------------

Cash flows from financing activities:

  Net proceeds from the issuance of short and
    long term debt..................................          --          7,477
  Principal payments on long-term debt
    and capital lease obligations...................       (6,477)       (1,428)
  Treasury stock purchases..........................      (10,678)      (50,523)
  Reissuance of treasury stock......................        6,520        13,069
  Issuance of common stock, net.....................        7,268         1,271
                                                      ------------  ------------
Net cash used for financing activities..............       (3,367)      (30,134)
                                                      ------------  ------------
  Effect of exchange rate changes on cash...........          278          (890)
Net increase (decrease) in cash and
  cash equivalents..................................     (120,781)       71,536
Cash and cash equivalents at beginning of period....      221,659        70,056
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $    100,878  $    141,592
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2001
(Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 24, 2001, which are included in the Annual Report on Form 10-K, File Number 0-12933. Lam's Form 10-K is available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov.

The Company's reporting period is a 52/53-week fiscal year. The Company's current fiscal year will end June 30, 2002 and includes 53 weeks. The extra week was included in the quarter ended December 30, 2001 and did not have a material impact on the Company's consolidated financial statements.

Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the 2002 presentation.

NOTE B -- CHANGES IN ACCOUNTING PRINCIPLES AND POLICIES

Revenue Recognition: The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its system installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. Revenue related to spare parts sales, system upgrades and remanufactured systems is generally recognized on shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance as of June 26, 2000, was $433.0 million. This amount consists of equipment that was shipped but had not yet been accepted as of June 25, 2000, and was included in the cumulative effect adjustment as of June 26, 2000. Of this amount the Company recognized revenue of $134.0 million and $301.0 million, respectively, during the three and six months ended December 24, 2000. During the three and six months ended December 30, 2001, the Company recognized revenue of $14.0 and $24.4 million, respectively, that was included in the cumulative effect adjustment as of June 26, 2000. At December 30, 2001, the deferred revenue balance, including $7.8 million attributable to the cumulative effect adjustment, was approximately $151.0 million.

The unaudited Statement of Operations for the three and six months ended December 24, 2000 has been restated to reflect the application of SAB 101.

Prior to fiscal year 2001, the Company's revenue recognition policy was generally to recognize revenue for sales of equipment at the time of shipment.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value, and subsequent changes in fair value are not recognized unless a change in the contract's classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

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

Based on a September 21, 2001, stock price of $16.64, the fair value of the equity derivatives was $15.1 million. The $11.86 decline in the price per share of the Company's stock from June 24, 2001, to September 23, 2001, resulted in an $18.0 million non-taxable charge to Other Income and Expense in the September 2001 Statement of Operations. Based on a December 28, 2001 stock price of $24.13, the fair value of the equity derivatives was $34.0 million. The $7.49 increase in the price per share of the Company's stock from September 23, 2001 to December 30, 2001 resulted in a non-taxable gain of $18.9 million for the three months ended December 30, 2001 and a non-taxable gain of $0.9 million for the six months ended December 30, 2001. The gains are recorded in the Other Income and Expense section of the December 2001 Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next twelve months.

The put and call options indexed to the Company's own stock expire no later than September 3, 2002. In future quarters prior to maturity, the price of the Company's stock will significantly impact the fair value of the derivatives, which will be re-calculated accordingly, and the change in fair value will be reported as a non-taxable gain or loss in Other Income and Expense.

Refer to Item 3, "Qualitative and Quantitative Disclosures about Market Risk" for additional information about the Company's investments in equity derivative financial instruments.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets". FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired prior to July 1, 2001. The Company is required to adopt FAS 142 effective July 1, 2002. As of this date, the adoption of FAS 141 and FAS 142 is not expected to materially impact the Company's consolidated financial position or operating results.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and applies to all long- lived assets (including discontinued operations). The Company is required to adopt FAS 144 effective July 1, 2002. As of this date, the adoption of FAS 144 is not expected to materially impact the Company's consolidated financial position or operating results.

NOTE D -- INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                       December 30,   June 24,
                                          2001          2001
                                      ------------  ------------
                                          (in thousands)
Raw materials....................... $    116,085  $    158,508
Work-in-process.....................       44,395        74,170
Finished goods......................       25,149        52,079
                                      ------------  ------------
                                     $    185,629  $    284,757
                                      ============  ============

NOTE E -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                       December 30,   June 24,
                                          2001          2001
                                      ------------  ------------
                                          (in thousands)
Manufacturing and other equipment .. $    132,052  $    147,203
Leasehold improvements..............       86,280        89,587
Furniture and fixtures..............        5,683         6,363
Computer equipment and software.....       75,583        76,211
                                      ------------  ------------
                                          299,598       319,364
Less accumulated depreciation
  and amortization..................     (214,088)     (192,831)
                                      ------------  ------------
                                     $     85,510  $    126,533
                                      ============  ============

NOTE F -- OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net are as follows:

                                          Three Months Ended          Six Months Ended
                                      --------------------------  --------------------------
                                      December 30,  December 24,  December 30,  December 24,
                                         2001          2000          2001          2000
                                      ------------  ------------  ------------  ------------
                                                        (in thousands)
Gain on equity derivative contracts  $     18,884  $        --   $        890  $        --
Interest expense....................       (7,484)       (6,123)      (14,718)      (10,232)
Interest income.....................        8,210         7,568        17,278        16,776
Other, net .........................       (1,112)        1,481        (3,131)        1,022
                                      ------------  ------------  ------------  ------------
                                     $     18,498  $      2,926  $        319  $      7,566
                                      ============  ============  ============  ============

See the discussion "Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock" discussed in Note B of this form 10-Q for additional information on the gains on equity derivative contracts.

NOTE G -- NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator.

Diluted earnings per share are computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income (loss) before the cumulative effect of change in accounting principle.

                                                                Three Months Ended          Six Months Ended
                                                            --------------------------  --------------------------
                                                            December 30,  December 24,  December 30,  December 24,
                                                               2001          2000          2001          2000
                                                            ------------  ------------  ------------  ------------
                                                                    (in thousands, except per share data)

Numerator:
  Numerator for basic income (loss) per share before
    cumulative effect of change in accounting principle... $    (51,655) $     30,969  $    (60,575) $     50,809
                                                            ============  ============  ============  ============

Denominator:
  Basic income (loss) per share before cumulative
     effect of change in accounting principle -- average
     shares outstanding...................................      125,674       123,420       125,507       123,949
     Effect of potential dilutive securities:
     Employee stock plans.................................            --        6,972             --        8,114
                                                            ------------  ------------  ------------  ------------
  Diluted income (loss) per share before cumulative
     effect of change in accounting principle -- average
     shares outstanding and other potential common shares.      125,674       130,392       125,507       132,063
                                                            ============  ============  ============  ============
Income (loss) per share before cumulative effect of
 change in accounting principle - Basic...................       ($0.41)        $0.25        ($0.48)        $0.41

Income (loss) per share before cumulative effect of         ============  ============  ============  ============
 change in accounting principle - Diluted.................       ($0.41)        $0.24        ($0.48)        $0.38
                                                            ============  ============  ============  ============

For the three and six months ended December 30, 2001, options and convertible securities were outstanding, but all 24,293,000 and 24,746,000 potential common shares, respectively, were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss for the period. See Note L for discussion of the warrant issued in connection with the settlement of patent litigation. Incremental shares potentially issuable in connection with the warrant issued during the quarter ended December 30, 2001, were excluded from the computation of earnings (loss) per share because the effect would have been antidulitve. For the three and six months ended December 24, 2000, diluted net income per share includes the assumed exercise of employee stock options. During these periods, the assumed conversion of the convertible subordinated notes into 10,587,000 shares was antidilutive and therefore excluded from the computation of net income per share.

NOTE H - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

                                      Three Months Ended          Six Months Ended
                                  --------------------------  --------------------------
                                  December 30,  December 24,  December 30,  December 24,
                                     2001          2000          2001          2000
                                  ------------  ------------  ------------  ------------
                                      (in thousands)
Net income (loss) .............. $    (51,655) $     30,969  $    (60,575) $    (71,296)
Foreign currency translation
  adjustment....................        1,584        (3,603)        5,026        (1,150)
Unrealized gain on derivative
  financial instruments.........          713         1,892           788         1,978
                                  ------------  ------------  ------------  ------------
Comprehensive income (loss) .... $    (49,358) $     29,258 $     (54,761) $    (70,468)
                                  ============  ============  ============  ============

Accumulated other comprehensive loss, is as follows:

                                            December 30,   June 24,
                                                 2001         2001
                                            ------------ ------------
                                                   (in thousands)
Accumulated foreign currency translation
  adjustment................................   ($18,106)    ($23,132)
Accumulated unrealized gain on
  derivative financial instruments..........      5,725        4,937
                                            ------------ ------------
Accumulated other comprehensive loss........   ($12,381)    ($18,195)
                                            ============ ============

NOTE I -- DERIVATIVE INSTRUMENTS AND HEDGING

The Company recognizes all derivative financial instruments on the balance sheet at fair value. Derivatives that are not designated nor qualify as Financial Accounting Standards No.133, "Accounting for Derivative Instuments and Hedging Activites"("FAS 133") hedges must be adjusted to fair value through income. If the derivative is a hedge of an anticipated transaction, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings (cash flow hedges). Any hedge ineffectiveness is immediately recognized in earnings.

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

The Company's policy is to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted Yen- denominated cash flows resulting from sales in Japanese Yen, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward contracts generally expiring within 12 months, and no later than 24 months. These foreign currency forward exchange contracts, designated as cash flow hedges, are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gains or losses accumulated in OCI and subsequently recognized in earnings in the same period the hedged revenue is recognized. The Company does not use derivatives for trading purposes.

Effectiveness tests for foreign currency forward contracts entered into prior to October 2000, excluded time value and compared the foreign currency spot rate at inception to the then market spot rates. Subsequent hedges include time value and are tested for effectiveness by comparing the foreign currency forward rates at inception to the current market forward rate. The change reflects the Company's conclusion that hedge effectiveness would not be substantively impacted by including time value. For the three and six months ended December 30, 2001, the Company recognized a net loss of $31,600 and $104,600, respectively, for hedge ineffectiveness.

If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated OCI will be reclassified into earnings as a component of other income and expense. No such amounts were recorded in earnings during the three and six months ended December 30, 2001 and December 24, 2000.

The following table summarizes activity in accumulated OCI related solely to derivatives classified as cash flow hedges held by the Company during the six months ended December 30, 2001.

                                                                          (in thousands)
                                                                          ------------
Balance at June 24, 2001                                                 $      4,937
Reclassified into income from other comprehensive income..........               (547)
Changes in fair value of derivative
   financial instruments, net.....................................              1,335
                                                                          ------------
     Balance at December 30, 2001 ........................               $      5,725
                                                                          ============

At December 30, 2001, the Company expects to reclassify the entire amount accumulated in OCI to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables recorded on Lam Research U.S. books. Under FAS 133 these are not "designated hedges". Therefore, the change in fair value of these derivatives is adjusted to fair value through income as a component of Other Income and Expense and offsets the change in fair value of the foreign currency denominated intercompany receivables. (See Note N).

NOTE J -- RESTRUCTURING

In April 2001, the Company announced its intention to reduce global headcount up to 15% during the fourth quarter of fiscal 2001 ("the June 2001 Plan"). The reduction in force was driven by the anticipated decline in the Company's revenues due to the then forecasted contraction of the semiconductor equipment market from calendar year 2000 levels. During the fourth quarter of fiscal 2001, the appropriate level of management necessary to commit the Company to the specific actions of the plan approved the June 2001 Plan. The Company began implementing the announced restructuring plan and reduced its workforce by approximately 11% prior to June 24, 2001. The Company recorded a restructuring charge of $16.8 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of an etch product line that has been discontinued. In addition, the Company consolidated its Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets.

Below is a table summarizing activity relating to the June 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned               Other
                                   and     on Vacated   Fixed    Discontinued Exit
                                Benefits   Facilities  Assets    Inventory    Costs      Total
                                ---------  ---------  ---------  ----------   -------  ---------
                                                     (in thousands)
June 2001 provision........... $   8,282  $   1,312  $   3,036  $    3,732   $   407  $  16,769
Cash payments.................    (4,067)         --         --          --        --    (4,067)
Non-cash charges..............         --         --    (3,036)     (3,732)      (10)    (6,778)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at June 24, 2001......     4,215      1,312          --          --      397      5,924
Cash payments.................    (1,426)      (276)         --          --      (19)    (1,721)
Non-cash charges..............         --         --         --          --     (246)      (246)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at December 30, 2001.. $   2,789  $   1,036  $       -- $        --  $   132  $   3,957
                                =========  =========  =========  ==========   =======  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $2.8 million as of December 30, 2001 will be utilized by the end of June 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease its vacated facilities in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

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

By mid to late summer, further deterioration in semiconductor sales resulted in a worsening outlook for the wafer fabrication equipment market and therefore in the company's revenues. Consequently, in August 2001, the Company announced a new plan ("the September 2001 Plan") to further reduce its fixed cost infrastructure, including an approximate 10% reduction-in-force. During the first quarter of fiscal year 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit the Company to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduced its workforce by approximately 12% prior to September 23, 2001. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of selected, older etch product lines that were discontinued.

Below is a table summarizing activity relating to the September 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed    Discontinued
                                Benefits   Facilities  Assets    Inventory     Total
                                ---------  ---------  ---------  ----------   -------

September 2001 provision...... $  10,767  $   2,662  $      19  $    7,600   $21,048
Cash payments.................    (6,917)      (223)         --          --   (7,140)
Non-cash charges..............         --         --      (935)     (7,600)   (8,535)
Adjustments.....................       --      (916)       916           --        --
                                ---------  ---------  ---------  ----------   -------
Balance at December 30, 2001.. $   3,850  $   1,523  $       -- $        --  $ 5,373
                                =========  =========  =========  ==========   =======

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $3.9 million as of December 30, 2001 will be utilized by September 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease its vacated facilities in Fremont, California.

The Company wrote-off all leasehold improvements relating to the vacated buildings of approximately $935,000, as these items have no future economic benefit and have been abandoned. Additionally, the Company exited selected, older etch product lines and wrote-off the related discontinued manufacturing inventory.

The continued degradation in the wafer fabrication equipment market in late calendar year 2001 and its impact on the Company's near-term financial forecast necessitated another restructuring plan ("the December 2001 Plan"). On December 20, 2001, the Company publicly announced its intention to reduce global headcount by approximately 400 people, worldwide, and further consolidate its facilities globally. During the second fiscal quarter, the December 2001 Plan was approved by the appropriate level of management necessary to commit the Company to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduction of its workforce by approximately 12% prior to December 30, 2001. The Company recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

Below is a table summarizing activity relating to the December 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed
                                Benefits   Facilities  Assets      Total
                                ---------  ---------  ---------  ----------
                                                     (in thousands)
December 2001 provision....... $  14,208  $   9,637  $   9,928  $   33,773
Cash payments.................    (3,151)         --         --     (3,151)
Non-cash charges..............         --         --    (9,928)     (9,928)
                                ---------  ---------  ---------  ----------
Balance at December 30, 2001.. $  11,057  $   9,637  $       -- $   20,694
                                =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $11.1 million as of December 30, 2001, will be utilized by December 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease its vacated facilities in Fremont, California.

The Company wrote off leasehold improvements relating to the vacated buildings of approximately $8.8 million, as these items will have no future economic benefit and have been abandoned. Additionally, certain fixed assets associated with these facilities had no future economic benefit and have been abandoned and written-off.

NOTE K -- IMPAIRMENT CHARGE

During the quarter ended December 30, 2001, the Company incurred an impairment charge of $9.5 million related to asset write-downs for laboratory and demonstration equipment to be disposed of by sale. A $5.3 million write-down to fair value of selected laboratory tools is included in Research and Development ("R&D") expenses and a $4.2 million write-down to fair value of demonstration equipment is included in Selling, General and Administrative ("SG&A") expenses. The write-down of selected laboratory and demonstration equipment is due to rapid technological changes brought about by the move to copper and 300 mm applications.

NOTE L -- PATENT LITIGATION SETTLEMENT

On December 19, 2001, the Company reached a final settlement with Varian Semiconductor Equipment Associates, Inc. ("Varian") in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted the Company a nonexclusive license to the patents involved in the litigation. The Company agreed to pay Varian $20.0 million in cash ($5.0 million in December 2001, and the balance of $15.0 million to be paid quarterly over the next 3 years) and issued a warrant that entitles Varian to purchase 2,000,000 shares of Lam Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, the Company and Varian agreed to dismiss all pending claims and counterclaims relating to the litigation.

In connection with the settlement, the Company recorded a special charge of $38.8 million for the quarter ended December 30, 2001, which represents approximately 95% of the total value of the settlement. The remaining portion of the total value of the settlement, $2.7 million, will be carried on the Company's balance sheet and amortized over future periods.

The imputed value of the warrant, $21.30 per share, an aggregate amount of $21.5 million, was determined using the Black-Scholes valuation model. The key assumptions used in the valuation model were an expected life of 4 years, an expected stock price volatility of 61% and a risk-free interest rate of 4.5%.

NOTE M -- LITIGATION

See Part II, item 1 for discussion of litigation.

NOTE N -- SUBSEQUENT EVENT

On January 30, 2002, the Company entered into an interest rate swap agreement ("the swap") on a notional amount of $300 million resulting in the Company assuming a variable interest rate based on the London Interbank Offered Rate ("LIBOR"). The swap contract was entered into in order to hedge the fixed rate interest expense on the Company's 4% Convertible Subordinated Notes ("the 4% Notes") by swapping the fixed interest rate for a LIBOR based variable rate. At current interest rates, the Company expects the swap to result in interest savings of approximately $1.0 million quarterly. However, a rise in 6-month LIBOR interest rates above approximately 4 percent would result in incremental interest expense to the Company. Under the terms of the swap, the Company must provide collateral to match any mark-to-market exposure on the swap. The collateral will be accounted for as restricted cash.

The swap will be accounted for as a fair value hedge under the provisions of FAS 133 with changes in the fair value of the 4% Notes being offset by changes in the fair value of the swap through income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by these statutes. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue and income, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development and operating expenses, our management's plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 24, 2001. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof.

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented thereto on pages 6 to 17 of this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and six month periods ended December 30, 2001.

RESULTS OF OPERATIONS

Lam Research Corporation is a leading supplier of technically complex thin film selective removal equipment used during the wafer fabrication process of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization ("CMP") and post-CMP wafer cleaning systems. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive, new products. For these and other reasons, our results of operations for the three and six months ended December 30, 2001 may not necessarily be indicative of future operating results.

Total Revenue

Our total revenues for the three and six month periods ended December 30, 2001 were $259.2 million and $598.8 million, respectively, a decrease of 32.5% and 13.1%, respectively, compared to the corresponding periods in the prior year (restated for SAB 101). The decrease in revenues compared to the corresponding periods in fiscal 2001 reflects the continuing economic contraction in the semiconductor equipment industry.

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

Our current outlook is for lower revenues in the next two quarters reflecting the reduction of semiconductor manufacturers' capital expenditures and delay of deliveries of new equipment in calendar year 2001. Our revenue for calendar year 2002 will be dependent upon our customers' investments during the first three quarters of calendar year 2002. The geographic breakdown of revenue was as follows:

                          Three Months Ended          Six Months Ended
                      --------------------------  --------------------------
                      December 30,  December 24,  December 30,  December 24,
                         2001          2000          2001          2000
                      ------------  ------------  ------------  ------------
North America.......           27%           32%           27%           33%
Europe..............           22%           25%           23%           24%
Asia Pacific........           30%           27%           35%           28%
Japan...............           21%           16%           15%           15%

Gross Margin

Our gross margin as a percentage of revenue decreased to 10.3% for the three months ended December 30, 2001, compared to 44.3% for the corresponding period in the prior fiscal year. The decrease in our gross margin percentage results from excess capacity due to lower manufacturing volumes, a $24.1 million inventory write-down charge and a $38.8 million one-time charge for patent litigation. The charge to increase our reserves for excess and obsolete inventory resulted from our customary quarterly analysis of inventories and their realizable value based on forecasted demand. This analysis highlighted limited anticipated consumption of our .35 micron and above processing equipment due to technological changes and resulted in an inventory write-down.

The gross margin percentage for the six months ended December 30, 2001, decreased to 24.2%, compared to 43.9% for the six months ended December 24, 2000. The decrease in margin compared to the corresponding period in fiscal 2001 resulted from excess capacity due to lower manufacturing volumes, the inventory write-down charge, the patent litigation settlement and September 2001 inventory related restructuring charges.

Our current outlook is for gross margin as a percent of revenue to remain below 35% for the next two quarters due to continued under-utilization of production resources. The unfavorable impact of unabsorbed costs is expected to be partially offset by cost reduction activities including outsourcing of manufacturing functions to third parties.

Research and Development

R&D expenses for the three and six months ended December 30, 2001, were $49.7 million and $97.0 million, 15.3% and 15.9% lower than the year ago periods, respectively. R&D expenses as a percentage of revenue for the three months ended December 30, 2001, were 19.2%, compared to 15.3% for the corresponding period a year ago. A $5.3 million impairment charge was recognized in the December 2001 quarter. This write-down of selected R&D laboratory equipment, is due to rapid technological changes brought about by the move to copper and 300 mm applications. The increase in R&D expenses, as a percentage of total revenue, is primarily due to lower revenues in the December 2001 quarter due to the downturn in the semiconductor equipment market.

R&D expenses for the six months ended December 30, 2001, were 16.2% of total revenue, compared to 16.7%, for the corresponding six month period of fiscal 2001. The decrease in R&D expenses as a percentage of total revenue for the six month period ended December 30, 2001, as compared to the corresponding period a year ago, reflects decreased R&D spending.

We expect to maintain R&D investments at spending levels below those of the current fiscal quarter for at least the next two quarters.

Selling, General and Administrative

SG&A expenses for the three and six months ended December 30, 2001 were $43.5 million and $90.7 million, 29.8% and 20.7% lower, respectively, than SG&A expenses in the corresponding fiscal 2001 periods. As a percentage of revenue SG&A expenses for the three months ended December 30, 2001, were 16.8% of total revenue, compared to 16.1% of total revenue for the corresponding period in fiscal 2001. The increase as a percentage of revenue for the three months ended December 30, 2001, as compared to the corresponding period a year ago, reflects the decrease in our revenues due to the downturn in the semiconductor equipment market, partially offset by reduced spending. A $4.2 million impairment charge was recognized in the December 2001 quarter. This write-down of selected demonstration equipment, used in sales and marketing activities, is due to rapid technological changes brought about by the move to copper and 300 mm applications.

SG&A expenses for the six months ended December 30, 2001, were 15.1% of total revenue, compared to 16.6%, for the corresponding six month period of fiscal 2001. The decrease in SG&A expenses as a percentage of total revenue for the six months ended December 30, 2001, as compared to the corresponding period a year ago, reflects cost containment actions implemented in the June, September and December quarters.

We expect SG&A expenses to continue to decrease in absolute dollars over the next two quarters reflecting our continued cost containment programs.

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

Below is a table summarizing activity relating to the June 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned               Other
                                   and     on Vacated   Fixed    Discontinued Exit
                                Benefits   Facilities  Assets    Inventory    Costs      Total
                                ---------  ---------  ---------  ----------   -------  ---------
                                                     (in thousands)
June 2001 provision........... $   8,282  $   1,312  $   3,036  $    3,732   $   407  $  16,769
Cash payments.................    (4,067)         --         --          --        --    (4,067)
Non-cash charges..............         --         --    (3,036)     (3,732)      (10)    (6,778)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at June 24, 2001......     4,215      1,312          --          --      397      5,924
Cash payments.................    (1,426)      (276)         --          --      (19)    (1,721)
Non-cash charges..............         --         --         --          --     (246)      (246)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at December 30, 2001.. $   2,789  $   1,036  $       -- $        --  $   132  $   3,957
                                =========  =========  =========  ==========   =======  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to the plan of termination and determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $2.8 million as of December 30, 2001, will be utilized by the end of June 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease our vacated facilities in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

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

By mid to late summer, further deterioration in semiconductor sales resulted in a worsening outlook for the wafer fabrication equipment market and therefore in our revenues. Consequently, in August 2001, we announced a new plan ("the September 2001 Plan") to further reduce our fixed cost infrastructure, including an approximate 10% reduction-in-force. During the first quarter of fiscal 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit us to the specific actions of the plan. We began implementing the announced restructuring activities and reduced our workforce by approximately 12% prior to September 23, 2001. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of selected, older etch product lines that were discontinued.

Below is a table summarizing activity relating to the September 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed    Discontinued
                                Benefits   Facilities  Assets    Inventory     Total
                                ---------  ---------  ---------  ----------   -------

September 2001 provision...... $  10,767  $   2,662  $      19  $    7,600   $21,048
Cash payments.................    (6,917)      (223)         --          --   (7,140)
Non-cash charges..............         --         --      (935)     (7,600)   (8,535)
Adjustments.....................       --      (916)       916           --        --
                                ---------  ---------  ---------  ----------   -------
Balance at December 30, 2001.. $   3,850  $   1,523  $       -- $        --  $ 5,373
                                =========  =========  =========  ==========   =======

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $3.9 million as of December 30, 2001 will be utilized by September 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease the vacated facilities in Fremont, California.

We wrote-off leasehold improvements relating to the vacated buildings of approximately $935,000, as these items will have no future economic benefit and have been abandoned. Additionally, we exited selected, older etch product lines and wrote-off the related discontinued manufacturing inventory.

The continued degradation in the wafer fabrication equipment market in late calendar year 2001 and its impact on our near-term financial forecast necessitated another restructuring plan ("the December 2001 Plan"). On December 20, 2001, we publicly announced our intention to reduce global headcount by approximately 400 people, worldwide, and further consolidate our facilities globally. During the second fiscal quarter, the December 2001 Plan was approved by the appropriate level of management necessary to commit us to the specific actions of the plan. We began implementing the announced restructuring activities and reduction of our workforce by approximately 12% prior to December 30, 2001. We recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

Below is a table summarizing activity relating to the December 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed
                                Benefits   Facilities  Assets      Total
                                ---------  ---------  ---------  ----------
                                                     (in thousands)
December 2001 provision....... $  14,208  $   9,637  $   9,928  $   33,773
Cash payments.................    (3,151)         --         --     (3,151)
Non-cash charges..............         --         --    (9,928)     (9,928)
                                ---------  ---------  ---------  ----------
Balance at December 30, 2001.. $  11,057  $   9,637  $       -- $   20,694
                                =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed us to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The Severance and Benefits reserve balance of $11.1 million as of December 30, 2001, will be utilized by December 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease its vacated facilities in Fremont, California.

We wrote off leasehold improvements relating to the vacated buildings of approximately $8.8 million, as these items will have no future economic benefit and have been abandoned. Additionally, certain fixed assets associated with these facilities had no future economic benefit and have been abandoned and written-off.

Impairment Charge

During the quarter ended December 30, 2001, we incurred an impairment charge of $9.5 million related to asset write-downs for laboratory and demonstration equipment to be disposed of by sale. A $5.3 million write-down to fair value of selected laboratory tools is included in R&D expenses and a $4.2 million write-down to fair value of demonstration equipment is included in SG&A expenses. The write-down of selected laboratory and demonstration equipment is due to rapid technological changes brought about by the move to copper and 300 mm applications.

Patent Litigation Settlement

On December 19, 2001, we reached a final settlement with Varian Semiconductor Equipment Associates, Inc. ("Varian") in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash ($5.0 million in December 30, 2001, and the balance of $15.0 million to be paid quarterly over the next 3 years) and issued a warrant that entitles Varian to purchase 2,000,000 shares of our Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Varian and we agreed to dismiss all pending claims and counterclaims relating to the litigation.

In connection with the settlement, we recorded a special charge of $38.8 million for the quarter ended December 30, 2001, which represents approximately 95% of the total value of the settlement. The remaining portion of the total value of the settlement, $2.7 million, will be carried on our balance sheet and amortized over future periods.

The imputed value of the warrant, $21.30 per share, an aggregate amount of $21.5 million, was determined using the Black-Scholes valuation model. The key assumptions used in the valuation model were an expected life of 4 years, an expected stock price volatility of 61% and a risk-free interest rate of 4.5%.

Tax Expenses

Income tax benefit for the quarter ended December 30, 2001 was recorded using a 30% tax benefit rate estimate as compared to a 10% tax rate estimate for the quarter ended September 2001. The gain or loss from the change in fair value of our equity derivatives indexed to our stock is non-taxable. The change in tax estimate is based on our continued and substantial investment in engineering and development programs qualifying for R&D tax benefits and our current revenue and profit outlook for the fiscal year.

Income tax expenses were recorded using a 30% rate for the corresponding three and six month periods ended a year ago.

Significant Accounting Policies

Revenue Recognition: We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. Revenue related to spare parts sales, system upgrades and remanufactured systems is generally recognized on shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a prorated straight-line basis over the term of the contract.

In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance, as of June 26, 2000, was $433.0 million. This amount consists of equipment that was shipped but had not yet been accepted as of June 25, 2000, and was included in the cumulative effect adjustment as of June 26, 2000. Of this amount we recognized revenue of $134.0 million and $301.0 million, respectively, during the three and six months ended December 24, 2000. During the three and six months ended December 30, 2001, we recognized revenue of $14.0 and $24.4 million, respectively, that was included in the cumulative effect adjustment as of June 26, 2000. At December 30, 2001, the deferred revenue balance including, $7.8 million attributable to the cumulative effect adjustment, was approximately $151.0 million.

The unaudited Statement of Operations for the three and six months ended December 24, 2000 has been restated to reflect the application of SAB 101.

Prior to fiscal year 2001, our revenue recognition policy was generally to recognize revenue for sales of equipment at the time of shipment.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value, and subsequent changes in fair value are not recognized unless a change in the contracts classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

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

Based on a September 21, 2001, stock price of $16.64, the fair value of the equity derivatives was $15.1 million. The $11.86 decline in the price per share of our stock from June 24, 2001, to September 23, 2001, resulted in an $18.0 million non-taxable charge to Other Income and Expense in the September 2001 Statement of Operations. Based on a December 28, 2001 stock price of $24.13, the fair value of the equity derivatives was $34.0 million. The $7.49 increase in the price per share of our stock from September 23, 2001 to December 30, 2001 resulted in a non-taxable gain of $18.9 million for the three month period ended December 30, 2001 and a net non-taxable gain of $0.9 million for the six months ended December 30, 2001. The gains are recorded in the Other Income and Expense section of the December 2001 Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next twelve months.

The put and call options indexed to our own stock, expire no later than September 3, 2002. In future quarters prior to maturity, the price of our stock will significantly impact the fair value of the derivatives, which will be re-calculated accordingly, and the change in fair value will be reported as a non-taxable gain or loss in Other Income and Expense.

Refer to Item 3, "Qualitative and Quantitative Disclosures about Market Risk" for additional information about our investments in equity derivative financial instruments.

Inventory Valuation: Inventories are stated at the lower of cost (first-in, first-out method) or market. Management evaluates the need to record adjustments for impairment of inventory on a quarterly basis. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts. Obsolete inventory or inventory in excess of management's estimated usage for the next 12 to 36 months' requirements is written-down to its estimated market value, if less than its cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

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

Transition to Single European Currency

During fiscal 1999, we established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and through the transition period to January 1, 2002. The introduction of the Euro did not have a material impact on our business, financial condition or results of our operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 30, 2001, we had $941.0 million in cash, cash equivalents, short-term investments, and restricted cash compared with $925.4 million at June 24, 2001.

Net cash provided by operating activities for the six months ended December 30, 2001, was $22.1 million. A net loss of $60.6 million, and a $14.0 million use of working capital was offset by non-cash charges of $96.7 million. Significant uses of working capital were decreases in accounts payable and other liabilities of $66.2 million and deferred profit of $188.7 million, offset by decreases in accounts receivables of $147.0 million and inventories of $88.7 million, net of restructuring charges.

Net cash used for investing activities for the six months ended December 30, 2001 was $139.8 million. Net purchases of short-term investments used $136.4 million and net capital expenditures used $4.8 million.

Net cash used for financing activities for the six months ended December 30, 2001 was $3.4 million. We repurchased $10.7 million of common stock and reissued $6.5 million from treasury stock through our employee stock purchase program. Net proceeds from other issuance of our common stock were $7.3 million. Additionally, we made principal payments on long-term debt of $6.5 million.

We have an agreement with a bank to sell specific Japanese Yen-denominated receivables, subject to recourse provisions. During the three and six months ended December 30, 2001 no Yen-denominated receivables were sold. At December 30, 2001, $7.7 million of these receivables sold to the bank in prior periods remained uncollected of which $2.0 million at December 30, 2001 were subject to recourse provisions.

We have a similar agreement to sell specific U.S. Dollar-denominated receivables, subject to recourse provisions to two financial institutions. During the three and six months ended December 30, 2001, we sold $15.4 million and $29.4 million of these receivables, respectively. At December 30, 2001, $15.4 million of these receivables remained uncollected, of which $475,000 was subject to recourse provisions.

During May 2001, we completed an offering of $300.0 million of the 4% Notes, which mature on June 1, 2006. Interest on the 4% Notes is payable on June 1 and December 1 of each year, commencing December 1, 2001. The 4% Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share, subject to certain adjustments. The 4% Notes are redeemable, in whole or in part, at our option beginning on June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest. The 4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Debt issuance costs associated with the offering of approximately $8.5 million have been deferred in Other Assets and are being amortized to other expense using the effective interest method over the term of the 4% Notes. This discussion should be read in conjunction with Note N in the accompanying Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

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

Additionally, during the fourth quarter of fiscal 2001, in order to fund our Japanese subsidiary operations, we entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($47.6 million at December 30, 2001) with a Japanese financial institution. This credit facility replaces borrowings of ¥1.7 billion under a separate credit facility which were held with other financial institutions and which were repaid in June 2001. The entire principal amount under the new term loan is due at maturity, June 11, 2004, and has a floating interest rate, which at December 30, 2001 was 1.85% per annum. The new facility reflects terms that were more favorable than the previous Yen-denominated loan.

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. All of our facility leases for buildings located at our Fremont, California headquarters and certain operating leases provide us with an option to extend the leases for additional periods. Certain of our other facility leases provide for periodic rent increases based on the general rate of inflation.

Our contractual cash obligations and commitments relating to our debt obligations and lease payments are as follows:

                                            Operating
                                   Debt       Leases
                                ----------  ----------
Fiscal year, (1)                       (in thousands)
Through June 30, 2002 ........ $    2,291  $   11,066
2003 through 2005 (2).........    314,763     112,339
2006 through 2007 ............    353,282      39,355
Thereafter....................           -      1,553
                                ----------  ----------
  Total ...................... $  670,336  $  164,313
                                ==========  ==========

(1) The Company's fiscal year end falls on the last Sunday of June each each year.

(2) The 5% Notes mature on September 2,2002 and are included in the Current Liabilities section of the Balance Sheet for the period ended December 30,2001.

Lease agreements relating to certain buildings at our Fremont, California campus, require us to provide guaranteed residual values totaling $97.1 million at the end of the respective lease terms which are reflected in the preceding table ($44.4 million in 2003, $25.2 million in 2005 and $27.5 million in 2006). Additionally, as part of the collateral restrictions of a lease agreement, we are required to maintain a certain amount of cash, $51.4 million at December 30, 2001, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of required cash collateral is reduced), as the underlying obligation is paid down.

Total rent expense for all leases amounted to approximately $5.2 million and $10.9 million, during the three and six months ended December 30, 2001, respectively.

In fiscal 1999, we entered into certain option transactions with independent third parties (the "third parties") for the purchase and sale of our Common Stock. Our Board of Directors authorized us to acquire from the third parties options to purchase up to 10.5 million shares of our Common Stock. These call options are to be acquired to offset the anticipated dilutive effect of a potential conversion into Common Stock of the 5% Notes previously issued by us, and due September 2, 2002. As part of the program, our Board of Directors also authorized us to enter into put options with the same third parties covering up to 15.75 million shares of our Common Stock. We anticipated that the premiums we would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost of our purchase of the call options from those same third parties. Consequently, we do not expect to exchange cash over the course of the program with the third parties in conjunction with our purchase of the call options.

Pursuant to the authorization described above, we have, as of December 30, 2001 acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the 5% Notes issued in August 1997, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share (for an aggregate amount of $52.9 million).

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

As of December 30, 2001, we have deposited $9.4 million as security for our obligations under the put options. We are required to increase this amount if we enter into additional option transactions with the third parties. We will also have to increase the amount of this security deposit by the amount from time to time that the put options are actually in the money.

We account for these derivative financial instruments, indexed and potentially settled in our stock, under the provisions of EITF 00-19. At December 30, 2001, the instruments had a net fair value of $34.0 million in our favor and are included in Other Current Assets.

If the average stock price is below $9.48 during any period, the required number of shares to net settle our obligation under the put option agreement would be considered dilutive securities in our dilutive earnings per share ("EPS") calculation.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 30, 2001, combined with proactive cash conserving activities, are expected to be sufficient to support our currently anticipated levels of operations, investments, capital expenditures and potential settlement in cash of our 5% Notes which mature in September 2002, through at least the next twelve months.

In the longer-term, liquidity will depend in large part on our future revenues, and our ability to contain expenses and appropriately size our business based on demand for our products.

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
  customer cancellations or delays in our shipments, installations and/or acceptances;
  our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;
  our competitors' introduction of new products;
  legal or technical challenges to our products and technology;
  new or modified accounting regulations;
  changes in average selling prices and product mix;
  changes in import/export regulations; and
  exchange rate fluctuations.

We manage our expense levels in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. We derive our revenue primarily from the sale and acceptance of a relatively small number of high-priced systems. Our systems can range in price from approximately $400,000 to $4 million per unit. Because our operating expenses are based on anticipated future revenues, and a high percentage of those expenses are relatively fixed, a change in the timing of recognition of revenue and the level of gross profit from a single transaction can unfavorably affect operating results in a particular quarter.

Our operating results for a quarter may suffer substantially if:

  we sell fewer systems than we anticipate in any quarter;

  our customers delay final acceptance of our shipments;

  we do not receive anticipated orders in time to enable shipment or acceptance of equipment during a given quarter;

  one or more customers delays or cancels anticipated shipments and/or installations;

  shipments are delayed by procurement shortages or manufacturing or transportation difficulties; or
  our suppliers or outsource vendors fail to perform their obligations in a manner consistent with our expectations.

Further, because most of our manufacturing and administrative operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions, earthquakes and power failures) could adversely impact our financial performance.

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

The Semiconductor Equipment Industry is Volatile; and the Industry is Currently Experiencing Reduced Product Demand which is Expected to have a Negative Impact on Shipments and Equipment Acceptance Cycle Time

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. In late fiscal 1999, increased demand for our products drove sales growth throughout fiscal 2000 and early fiscal 2001. In the second half of the December 2000 quarter, we began to see signs that this upturn was slowing and that customers were likely to reduce equipment purchases during the first half of calendar year 2001. These signs were confirmed in calendar year 2001 as semiconductor manufacturers canceled or delayed many orders as a result of overcapacity. These order reductions have had a negative impact on the level of system shipments and the cycle time of acceptances in the first half of fiscal 2002.

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

We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with nonsalable product or obsolete inventory or both. We may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. In addition, in connection with the development of new products, we will invest in pilot production inventory. Our failure to complete commercialization of these new products in a timely manner could result in inventory obsolescence, which would adversely affect our financial results.

We are Subject to Risks Associated with the Introduction of New Products

We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products, which may affect our ability to sell our new products. Furthermore, new products represent significant investments of our resources and their success, or lack thereof, could have a material effect on our financial results.

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

Our Outsource Providers May Fail to Perform as We Expect

We are expanding the role that outsource providers play in our business. We anticipate that these outsource providers will play keys roles in our manufacturing operations and in many of our core transactional and administrative functions. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers will fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers will require us to implement changes to our existing operations and to adopt new procedures to deal with and supervise the performance of those outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and have a negative effect on our operating results.

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

We anticipate our competitors will continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced performance characteristics. If our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, it could adversely affect our ability to sell products to those manufacturers. In addition, competitors with higher levels of financial resources than we have may deeply discount or give away products similar to those we sell. For these reasons, we may fail to continue to compete successfully worldwide.

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

In the future, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategy. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition, and cash flows.

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

In addition, the stock market experiences significant price and volume fluctuations. Recent volatility in the price of our Common Stock was tied in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors may adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management's attention and resources and have an unfavorable impact on the price for our Common Stock.

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

If settlement were to occur prior to option expiration because of the occurrence of an event giving the third parties the right to terminate the transactions, we will be required both to pay to the third parties the value of their position (which would depend on a number of factors, including the time remaining to expiration and the volatility of our Common Stock) which could be greater or less than the difference between the options' exercise prices and the then market price of our Common Stock, as well as any costs or expenses incurred by the third parties as a result of unwinding the transactions.

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

Intellectual Property and Other Claims Against Us Can Be Costly and Could Result in the Loss of Significant Rights which are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition or other claims against us. Additionally, from time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity agreements with certain officers, directors and key employees provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam. In such cases, it is our policy either to defend the claims or to negotiate licenses on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results.

In September 1999, Tegal Corporation sued us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal is asserting. Litigation is inherently uncertain, and we may fail to prevail in this litigation. However, we believe that the Tegal lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 1 of this Form 10-Q for a discussion of the Tegal lawsuit.

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

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $309.8 million 5% Notes which are due September 2, 2002. As of December 30, 2001, we have acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

                           At
                       December 30,      At
                          2001        Maturity
                      ------------  ------------
                          (in thousands)
         Stock Value
              $5.00  $    (25,060) $    (24,998)
             $15.00  $     13,099  $     13,814
             $25.00  $     35,470  $     51,029
             $29.26  $     41,964  $     66,877
             $35.00  $     48,405  $     66,877
             $45.00  $     55,677  $     66,877
             $55.00  $     59,775  $     66,877

Based on a September 21, 2001, stock price of $16.64, the fair value of the equity derivatives was $15.1 million. The $11.86 decline in the price per share of our stock from June 24, 2001, to September 23, 2001, resulted in an $18.0 million non-taxable charge to Other Income and Expense in the September 2001 Statement of Operatons. Based on a December 30, 2001 stock price of $24.13, the fair value of the derivatives was $34.0 million. The $7.46 increase in the price per share of Lam's stock from September 23, 2001 to December 30, 2001 resulted in non-taxable gains of $18.9 million and $0.9 million, during the three and six month periods ended December 30, 2001, respectively. The gains are recorded in the Other Income and Expense section of the December 2001 Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next twelve months.

In future quarters prior to maturity, the price of our stock will significantly impact the fair value of the derivatives, which will be re-calculated accordingly, and the change in fair value will be reported as a non-taxable gain or loss in Other Income and Expense. This discussion should be read in conjunction with Note B presented in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 19, 2001, we reached a final settlement with Varian Semiconductor Equipment Associates, Inc. in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash and issued a warrant that entitles Varian to purchase 2,000,000 shares of Lam Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Lam and Varian agreed to dismiss all pending claims and counterclaims relating to the litigation.

In September 1999, Tegal Corporation ("Tegal") brought suit against the Company seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal is asserting. On our motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

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

ITEM 2. Changes in Securities and Use of Proceeds

On December 19, 2001, we entered into a final settlement with Varian in connection with the patent infringement litigation filed by Varian in October 1993. Pursuant to the terms of the settlement, we issued a warrant dated December 19, 2001 that entitles Varian to purchase 2,000,000 shares of Lam Common Stock at an exercise price of $21.30 per share. The issuance of the warrant to Varian was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act. The shares issuable to Varian upon exercise of the warrant have been registered for resale by Varian pursuant to a Registration Statement on Form S-3 (file number 333-81664) filed with the Securities and Exchange Commission on January 30, 2002 and declared effective by the Securities and Exchange Commission on February 7, 2002. We will not receive any proceeds from the sale by Varian Semiconductor of the shares of Common Stock issuable upon exercise of the warrant.

ITEM 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 8, 2001.

Out of 126,025,953 shares of Common Stock (as of the record date of September 14, 2001) entitled to vote at the meeting, 116,595,136 shares were present in person or by proxy.

The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
James W. Bagley	99,523,335	17,071,637
David G. Arscott	116,377,375	217,597
Robert M. Berdahl	116,367,659	227,477
Richard J. Elkus, Jr.	116,364,591	230,545
Jack R. Harris	116,369,882	225,254
Grant M. Inman	116,374,785	220,351
Kenneth M. Thompson	116,366,450	228,686

The results of voting on the following items were as set forth below:

Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 24, 2002:

IN FAVOR	OPPOSED	ABSTAIN
115,854,621	518,630	221,885

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits: None
  Reports on Form 8-K

We did not file any reports on From 8-K during the quarter ended December 30, 2001.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002

LAM RESEARCH CORPORATION
(Registrant)
By:	/s/ Mark S. Frey

Mark S. Frey
Corporate Controller
(Principal Accounting Officer)