Form 10-Q
period 2002-03-31
LAM RESEARCH CORP
filed 2002-05-15
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of April 26, 2002, there were 127,410,192 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                         March 31,    June 24,
                                                           2002         2001
                                                       -----------  -----------
                                                        (unaudited)     (1)
Assets

Cash and cash equivalents............................ $   130,085  $   221,659
Short-term investments...............................     700,372      642,900
Accounts receivable, net.............................     125,957      248,910
Inventories..........................................     176,892      284,757
Prepaid expenses and other current assets............      73,879       20,855
Deferred income taxes................................     197,263      157,525
                                                       -----------  -----------
          Total current assets.......................   1,404,448    1,576,606
Property and equipment, net..........................      77,311      126,533
Restricted cash......................................      71,098       60,800
Deferred income taxes................................      19,767       19,767
Other assets.........................................      50,806       88,069
                                                       -----------  -----------
          Total assets............................... $ 1,623,430  $ 1,871,775
                                                       ===========  ===========
Liabilities and stockholders' equity

Trade accounts payable............................... $    32,001  $    56,568
Accrued expenses and other
   current liabilities...............................     180,133      183,319
Deferred profit......................................      47,941      250,834
Current portion of long-term debt and
   capital lease obligations.........................     312,120        8,963
                                                       -----------  -----------
          Total current liabilities..................     572,195      499,684
Long-term debt,capital lease obligations,
   and other liabilities.............................     354,605      659,718
                                                       -----------  -----------
          Total liabilities..........................     926,800    1,159,402
Commitments and contingencies
Preferred stock, at par value of $0.001 per share;
   authorized -- 5,000 shares, none outstanding......         --           --
Common stock, at par value of $0.001 per share;
     authorized -- 400,000 shares; issued and
     outstanding -- 127,240 shares at March 31,
    2002 and 124,917 shares at June 24, 2001.........         127          125
Additional paid-in capital...........................     536,928      498,066
Treasury stock, at cost..............................     (14,070)     (21,904)
Accumulated other comprehensive loss.................     (15,442)     (18,195)
Retained earnings....................................     189,087      254,281
                                                       -----------  -----------
          Total stockholders' equity.................     696,630      712,373
                                                       -----------  -----------
          Total liabilities and stockholders' equity. $ 1,623,430  $ 1,871,775
                                                       ===========  ===========

(1) Derived from June 24, 2001 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                              Three Months Ended           Nine Months Ended
                                          --------------------------  --------------------------
                                           March 31,     March 25,     March 31,     March 25,
                                             2002          2001          2002          2001
                                          ------------  ------------  ------------  ------------
                                                         (restated)                  (restated)
Total revenue........................... $    164,105  $    465,125  $    762,858  $  1,154,253

  Cost of goods sold....................      109,118       262,102       516,732       648,531
  Cost of goods sold -
   restructuring charges................         --            --           7,600          --
  Cost of goods sold - litigation
   settlement ..........................         --            --          38,780          --
                                          ------------  ------------  ------------  ------------
Gross margin                                   54,987       203,023       199,746       505,722
  Research and development..............       40,552        58,791       137,516       174,044
  Selling, general and administrative...       36,849        55,615       127,538       170,047
  Restructuring charges.................         --            --          47,221          --
  Purchased technology for
    research and development............         --            --            --           8,000
                                          ------------  ------------  ------------  ------------
Operating income (loss) ................      (22,414)       88,617      (112,529)      153,631
Other income, net.......................       17,443         4,429        17,762        11,995
                                          ------------  ------------  ------------  ------------
Income (loss)  before taxes.............       (4,971)       93,046       (94,767)      165,626
Income tax expense (benefit)............       (6,540)       27,924       (35,761)       49,695
                                          ------------  ------------  ------------  ------------
Income (loss) before cumulative effect
 of change in accounting principle......        1,569        65,122       (59,006)      115,931

Cumulative effect of the application
  of SAB 101, "Revenue Recognition in
  Financial Statements", net of $81,441
  related tax  benefit..................         --            --            --        (122,105)
                                          ------------  ------------  ------------  ------------
Net income (loss)                        $      1,569  $     65,122  $    (59,006) $     (6,174)
                                          ============  ============  ============  ============
Net income (loss) per share:

 Basic:
  Income (loss) before cumulative effect
   of change in accounting principle....         0.01          0.53         (0.47)         0.94

  Cumulative effect of change
   in accounting principle, SAB 101.....         --            --            --           (0.99)
                                          ------------  ------------  ------------  ------------
   Basic net income (loss) per share.... $       0.01  $       0.53  $      (0.47) $      (0.05)
                                          ============  ============  ============  ============
 Diluted:
  Income (loss) before cumulative effect
   of change in accounting principle....         0.01          0.48         (0.47)         0.88

  Cumulative effect of change
   in accounting principle, SAB 101.....         --            --            --           (0.86)
                                          ------------  ------------  ------------  ------------
   Diluted net income (loss) per share.. $       0.01  $       0.48  $      (0.47) $       0.02
                                          ============  ============  ============  ============
Number of shares used in
  per share calculations:
   Basic................................      126,747       123,182       125,921       123,693
                                          ============  ============  ============  ============
   Diluted..............................      134,420       141,901       125,921       142,400
                                          ============  ============  ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Nine Months Ended
                                                      --------------------------
                                                       March 31,     March 25,
                                                          2002          2001
                                                      ------------  ------------
Cash flows from operating activities:                                (restated)

  Net loss.......................................... $    (59,006) $     (6,174)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
  Gain on equity derivative contracts...............      (17,718)          --
  Cumulative effect of change in accounting
   principle, SAB 101...............................          --        122,105
  Depreciation and amortization.....................       46,332        41,802
  Deferred income taxes.............................      (39,736)      (29,072)
  Restructuring charges.............................       54,821           --
  Litigation settlement.............................       33,780           --
  Loss on sale or disposal of fixed assets .........        1,730           --
  Impairment charge.................................       11,500           --
  Purchased technology for research and
    development.....................................          --          8,000
  Change in working capital accounts................      (55,907)       36,361
                                                      ------------  ------------
Net cash provided by/(used for) operating activities      (24,204)      173,022
                                                      ------------  ------------

Cash flows from investing activities:

  Capital expenditures, net.........................       (8,518)      (54,565)
  Purchases of available-for-sale securities........   (2,097,734)   (5,724,308)
  Sales of available-for-sale securities............    2,040,262     5,771,864
  Strategic investments.............................          --         (6,000)
  Other, net........................................      (10,035)      (15,902)
                                                      ------------  ------------
Net cash used for investing activities..............      (76,025)      (28,911)
                                                      ------------  ------------

Cash flows from financing activities:

  Net proceeds from issuance of short and
    long term debt..................................          --         13,483
  Principal payments on long-term debt
    and capital lease obligations...................       (6,909)       (6,091)
  Treasury stock purchases..........................      (10,678)      (45,070)
  Reissuances of treasury stock.....................       12,324        18,285
  Proceeds from issuance of common stock............       14,270          (271)
                                                      ------------  ------------
Net cash provised by/(used for) financing activities        9,007       (19,664)
                                                      ------------  ------------
  Effect of exchange rate changes on cash...........         (352)       (3,745)
Net increase (decrease) in cash and
  cash equivalents..................................      (91,574)      120,702
Cash and cash equivalents at beginning of period....      221,659        70,056
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $    130,085  $    190,758
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 24, 2001, which are included in the Annual Report on Form 10-K, File Number 0-12933. Lam's Form 10-K is available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. Lam also posts the Form 10-K on the corporate website at http://www.lamrc.com.

The Company's reporting period is a 52/53-week fiscal year. The Company's current fiscal year will end June 30, 2002 and includes 53 weeks. The extra week was included in the quarter ended December 30, 2001, and did not have a material impact on the Company's consolidated financial statements.

Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the 2002 presentation.

NOTE B -- CHANGES IN ACCOUNTING PRINCIPLES AND POLICIES

Revenue Recognition: The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its system installation obligations and received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. Revenue related to spare parts sales, system upgrades and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a straight-line basis over the term of the contract.

In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance as of June 26, 2000, was $433.0 million. This amount consists of equipment that was shipped but had not yet been accepted as of June 25, 2000, and was included in the cumulative effect adjustment as of June 26, 2000. Of this amount the Company recognized revenue of $87.0 million and $388.0 million, respectively, during the three and nine months ended March 25, 2001. During the three and nine months ended March 31, 2002, the Company recognized revenue of $1.7 and $26.1 million, respectively, that was included in the cumulative effect adjustment as of June 26, 2000. At March 31, 2002, the deferred revenue balance, including $6.1 million attributable to the cumulative effect adjustment, was approximately $106.5 million.

The unaudited Statements of Operations for the three and nine months ended March 25, 2001, have been restated to reflect the application of SAB 101.

Prior to fiscal year 2001, the Company's revenue recognition policy was generally to recognize revenue for sales of equipment at the time of shipment.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer" for purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. EITF 00-19 addresses and clarifies whether specific contract provisions or other circumstances cause a net-share or physical settlement alternative to be within or outside the control of the issuer. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. To qualify as permanent equity all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value, and subsequent changes in fair value are not recognized unless a change in the contract's classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

In accordance with EITF 00-19, as of June 24, 2001, the Company recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to its own stock as an asset. The cumulative effect adjustment, a gain of $33.1 million ($0.25 per diluted share), was based on a June 24, 2001 stock price of $28.50, and was recognized in the fourth quarter of fiscal 2001. The cumulative change was not recorded net of tax because the Company believes the option settlement will be non-taxable. The fair value of these equity derivatives, $33.1 million, was recorded in Other Long Term Assets. In accordance with EITF 00-19, the Company adjusts the carrying value of these derivative instruments to their fair value at the end of each reporting period, with the change in fair value being recorded as a gain or loss on the Company's statement of operations.

Based on a March 31, 2002 stock price of $29.32, the fair value of the equity derivatives was $50.8 million which resulted in a non-taxable gain of $16.8 million for the three months ended March 31, 2002 and a non-taxable gain of $17.7 million for the nine months ended March 31, 2002. The gains are recorded in Other Income (Expense), Net in the March 2002 Condensed Consolidated Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next twelve months.

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

NOTE D -- INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                        March 31,     June 24,
                                          2002          2001
                                      ------------  ------------
                                            (in thousands)
Raw materials....................... $    100,227  $    158,508
Work-in-process.....................       45,382        74,170
Finished goods......................       31,283        52,079
                                      ------------  ------------
                                     $    176,892  $    284,757
                                      ============  ============

NOTE E -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                        March 31,     June 24,
                                          2002          2001
                                      ------------  ------------
                                            (in thousands)
Manufacturing and other equipment .. $    129,554  $    147,203
Leasehold improvements..............       85,777        89,587
Furniture and fixtures..............        5,993         6,363
Computer equipment and software.....       74,846        76,211
                                      ------------  ------------
                                          296,170       319,364
Less accumulated depreciation
  and amortization..................     (218,859)     (192,831)
                                      ------------  ------------
                                     $     77,311  $    126,533
                                      ============  ============

NOTE F -- OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net are as follows:

                                          Three Months Ended          Nine Months Ended
                                      --------------------------  --------------------------
                                       March 31,     March 25,     March 31,     March 25,
                                         2002          2001          2002          2001
                                      ------------  ------------  ------------  ------------
                                                        (in thousands)
Gain on equity derivative contracts  $     16,828  $        --   $     17,718  $        --
Interest expense....................       (5,841)       (4,958)      (20,559)      (15,190)
Interest income.....................        7,592         7,164        24,870        23,940
Other, net .........................       (1,136)        2,223        (4,267)        3,245
                                      ------------  ------------  ------------  ------------
                                     $     17,443  $      4,429  $     17,762  $     11,995
                                      ============  ============  ============  ============

See the discussion "Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock" discussed in Note B of this form 10-Q for additional information regarding the gains on equity derivative contracts.

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

Diluted net income per share is computed as though all potential dilutive common shares were outstanding during the period. The following table provides a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income (loss) before the cumulative effect of change in accounting principle.

                                                                Three Months Ended          Nine Months Ended
                                                            --------------------------  --------------------------
                                                             March 31,     March 25,     March 31,     March 25,
                                                               2002          2001          2002          2001
                                                            ------------  ------------  ------------  ------------
                                                                     (in thousands, except per share data)

Numerator:
  Basic income (loss) before cumulative
    effect of change in accounting principle.............. $      1,569  $     65,122  $    (59,006) $    115,931
  Add: Interest expense on convertible subordinated
    notes, net of taxes ..................................            --        3,025             --        9,075

  Diluted income (loss) before cumulative                   ------------  ------------  ------------  ------------
    effect of change in accounting principle.............. $      1,569  $     68,147  $    (59,006) $    125,006
                                                            ============  ============  ============  ============

Denominator:
  Basic shares outstanding                                      126,747       123,182       125,921       123,693
  Effect of potential dilutive securities:
     Employee stock plans and warrants....................        7,673         8,132             --        8,120
     Convertible subordinated notes.......................            --       10,587             --       10,587
                                                            ------------  ------------  ------------  ------------
  Diluted average shares outstanding......................      134,420       141,901       125,921       142,400
                                                            ============  ============  ============  ============
Income (loss) per share before cumulative effect of
 change in accounting principle - Basic...................        $0.01         $0.53        ($0.47)        $0.94

Income (loss) per share before cumulative effect of         ============  ============  ============  ============
 change in accounting principle - Diluted.................        $0.01         $0.48        ($0.47)        $0.88
                                                            ============  ============  ============  ============

For the three-month period ended March 31, 2002, diluted net income per share includes the assumed exercise of employee stock options and warrants. The assumed conversion of the Company's 5% Convertible Subordinated Notes ("the 5% Notes") and the 4% Convertible Subordinated Notes ("the 4% Notes") into 17,264,000 shares of the Company's common stock was antidilutive and therefore excluded from net income per share. Refer to the Liquidity And Capital Resources section of Item 2, " Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about the Company's 4% and 5% Notes. For the nine month period ended March 31, 2002, options, warrants and convertible securities were outstanding, but all 24,809,000 potential common shares issuable upon the exercise or conversion of these instruments were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss recorded for the period. See Note L for discussion of the warrant issued in connection with the settlement of patent litigation. For the three and nine months ended March 25, 2001, diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the 5% Notes.

NOTE H - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

                                      Three Months Ended          Nine Months Ended
                                  --------------------------  --------------------------
                                   March 31,     March 25,     March 31,     March 25,
                                     2002          2001          2002          2001
                                  ------------  ------------  ------------  ------------
                                                           (in thousands)
Net income (loss) .............. $      1,569  $     65,122  $    (59,006) $     (6,174)
Foreign currency translation
  adjustment....................         (778)       (8,621)        4,248        (9,771)
Change in unrealized gain on
  derivative financial instrumen       (2,283)        2,588        (1,495)        4,566
                                  ------------  ------------  ------------  ------------
Comprehensive income (loss) .... $     (1,492) $     59,089 $     (56,253) $    (11,379)
                                  ============  ============  ============  ============

Accumulated other comprehensive loss, is as follows:

                                             March 31,     June 24,
                                                 2002         2001
                                            ------------ ------------
                                                   (in thousands)
Accumulated foreign currency translation
  adjustment................................   ($18,884)    ($23,132)
Accumulated unrealized gain on
  derivative financial instruments..........      3,442        4,937
                                            ------------ ------------
Accumulated other comprehensive loss........   ($15,442)    ($18,195)
                                            ============ ============

NOTE I -- DERIVATIVE INSTRUMENTS AND HEDGING

The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair value. Changes in the fair value of derivatives that are not designated nor qualify as hedges under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") must be recognized in earnings immediately. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income ("OCI") until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

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

Effectiveness tests for foreign currency forward contracts entered into prior to October 2000, excluded time value and compared the foreign currency spot rate at inception to the then market spot rates. Subsequent hedges include time value and are tested for effectiveness by comparing the foreign currency forward rates at inception to the current market forward rate. The change reflects the Company's conclusion that hedge effectiveness would not be substantively impacted by including time value. There was no such hedge ineffectiveness that was included in earnings during the three-month period ended March 31, 2002. For the nine- month period ended March 31, 2002, the Company recognized net losses of $104,600, resulting from hedge ineffectiveness.

If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss in accumulated OCI will be reclassified into earnings as a component of Other Income (Expense), net. For the quarter ended March 31, 2002, the Company recorded a $2.2 million gain for cash flow hedges that have been discontinued, because the original forecasted transactions did not occur. The gains are recorded in the Other Income (Expense), net in the March 2002 Condensed Consolidated Statement of Operations.

The following table summarizes activity in accumulated OCI related solely to derivatives classified as cash flow hedges held by the Company during the nine months ended March 31, 2002.

                                                                          (in thousands)
                                                                          ------------
Balance at June 24, 2001                                                 $      4,937
Reclassified into income from other comprehensive income..                     (3,353)
Changes in fair value of derivative
   financial instruments, net.............................                      1,858
                                                                          ------------
Balance at March 31, 2002 ................................               $      3,442
                                                                          ============

At March 31, 2002, the Company expects to reclassify the entire amount accumulated in OCI to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

The Company's policy is to minimize the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its 4% Notes, the Company during the quarter ended March 31, 2002, entered into an interest rate swap agreement ("the swap") with a notional amount of $300 million. The Company entered into the swap in order to hedge changes in the fair value of the Company's 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest payments based on the London Interbank Offered Rate ("LIBOR") rate. The swap is accounted for as a fair value hedge under the provisions of FAS 133 with fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component recorded in earnings, and offset by changes in the fair value of the swap, which are also recorded in earnings.

Generally, fair value hedge ineffectiveness results when changes in the fair value of the derivative differ from changes in the fair value of the specific component of the underlying hedged instrument being hedged. If the offsetting changes in fair value do not equal, the difference is recognized in earnings. No such amounts were recorded in earnings during the three and nine months ended March 31, 2002.

The amount of net gain or loss recognized in earnings must be written off immediately to income when a hedged firm commitment no longer qualifies as a fair value hedge. No such amounts were recorded in earnings during the three and nine months ended March 31, 2002.

Additionally, the Company enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables. Under FAS 133, these are not designated hedges. Therefore, the change in fair value of these derivatives is adjusted to fair value through income as a component of Other Income (Expense), Net and offsets the change in fair value of the foreign currency denominated intercompany receivables.

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

Below is a table summarizing activity relating to the June 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned               Other
                                   and     on Vacated   Fixed    Discontinued Exit
                                Benefits   Facilities  Assets    Inventory    Costs      Total
                                ---------  ---------  ---------  ----------   -------  ---------
                                                     (in thousands)
June 2001 provision........... $   8,282  $   1,312  $   3,036  $    3,732   $   407  $  16,769
Cash payments.................    (4,067)         --         --          --        --    (4,067)
Non-cash charges..............         --         --    (3,036)     (3,732)      (10)    (6,778)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at June 24, 2001......     4,215      1,312          --          --      397      5,924
Cash payments.................    (1,520)      (496)         --          --      (28)    (2,044)
Non-cash charges..............      (774)         --         --          --     (246)    (1,020)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at March 31, 2002..... $   1,921  $     816  $       -- $        --  $   123  $   2,860
                                =========  =========  =========  ==========   =======  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to June 24, 2001, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $1.9 million as of March 31, 2002 will be utilized by the end of June 2002.

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

By mid to late summer of 2001, further deterioration in semiconductor sales resulted in a lower outlook for the wafer fabrication equipment market and therefore in the company's revenues. Consequently, in August 2001, the Company announced a new plan ("the September 2001 Plan") to further reduce its fixed cost infrastructure, including an approximate 10% reduction-in-force. During the first quarter of fiscal year 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit the Company to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduced its workforce by approximately 12% prior to September 23, 2001. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of selected, older etch product lines that were discontinued.

Below is a table summarizing activity relating to the September 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed    Discontinued
                                Benefits   Facilities  Assets    Inventory     Total
                                ---------  ---------  ---------  ----------  ----------
                                                  (in thousands)
September 2001 provision...... $  10,767  $   2,662  $      19  $    7,600  $   21,048
Cash payments.................    (8,135)      (489)         --          --     (8,624)
Non-cash charges..............      (926)         --      (935)     (7,600)     (9,461)
Adjustments.....................       --      (916)       916           --          --
                                ---------  ---------  ---------  ----------  ----------
Balance at March 31, 2002..... $   1,706  $   1,257  $       -- $        -- $    2,963
                                =========  =========  =========  ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $1.7 million as of March 31, 2002 will be utilized by September 2002.

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

Below is a table summarizing activity relating to the December 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed
                                Benefits   Facilities  Assets      Total
                                ---------  ---------  ---------  ----------
                                               (in thousands)
December 2001 provision....... $  14,208  $   9,637  $   9,928  $   33,773
Cash payments.................    (7,677)       (10)         --     (7,687)
Non-cash charges..............    (1,064)      (127)    (9,928)    (11,119)
                                ---------  ---------  ---------  ----------
Balance at March 31, 2002..... $   5,467  $   9,500  $       -- $   14,967
                                =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $5.5 million as of March 31, 2002 will be utilized by December 2002.

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

NOTE K -- ASSET IMPAIRMENT CHARGE

During the quarter ended December 30, 2001, the Company incurred an impairment charge of $9.5 million related to asset write-downs for laboratory and demonstration equipment no longer in use. A $5.3 million write-down to fair value of certain laboratory tools is included in R&D expenses and $4.2 million of write-downs to fair value of demonstration equipment is included in SG&A expenses. The write-down of selected laboratory and demonstration equipment is due to rapid technological changes brought about by the move to copper and 300 mm applications.

NOTE L - PATENT LITIGATION SETTLEMENT

On December 19, 2001, the Company signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. ("Varian") in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted the Company a nonexclusive license to the patents involved in the litigation. The Company agreed to pay Varian $20.0 million in cash ($5.0 million in December 30, 2001 and the balance of $15.0 million to be paid quarterly over the next 3 years) and issued a warrant that entitles Varian to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Varian and the Company agreed to dismiss all pending claims and counterclaims relating to the litigation.

In connection with the settlement, the Company recorded a charge of $38.8 million in the quarter ended December 30, 2001, which represents approximately 95% of the total value of the settlement. The remaining portion of the total value of the settlement, $2.7 million, is being amortized ratably over future periods. Accumulated amortization for the quarter ending March 31, 2002 was $270,000.

The imputed value of the warrant, an aggregate amount of $21.5 million, was determined using the Black-Scholes valuation model. The key assumptions used in the valuation model were an expected life of 4 years, an expected stock price volatility of 61% and a risk-free interest rate of 4.5%.

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

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three and nine month periods ended March 31, 2002.

RESULTS OF OPERATIONS

Lam Research Corporation is a leading supplier of technically complex thin film selective removal equipment used during the wafer fabrication process of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization ("CMP") and post-CMP wafer cleaning systems. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive, new products. For these and other reasons, our results of operations for the three and nine months ended March 31, 2002 may not necessarily be indicative of future operating results.

Total Revenue

Our total revenues for the three and nine month periods ended March 31, 2002 were $164.1 million and $762.9 million, respectively, a decrease of 64.7% and 33.9%, respectively, compared to the corresponding periods in the prior year (restated for SAB 101). The decrease in revenues compared to the corresponding periods in fiscal 2001 results from reduced capital spending by semiconductor manufacturers due to the worldwide decline in demand for semiconductors that was experienced throughout calendar year 2001.

Based on the guidance provided by SAB 101, we now generally recognize systems revenue on the date of customer acceptance. As a result, the fiscal period in which we are able to recognize systems revenue is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation. The new systems revenue recognition policy has the effect of delaying revenue recognition generally from two to seven months from the date of shipment.

Our current outlook is for slightly higher revenues in the next two quarters reflecting the beginning signs of increased capital investment and manufacturing activity by our customers. However, our revenue for calendar year 2002 will ultimately be dependent upon our customers' decision to invest in capital equipment during the remaining three quarters of calendar year 2002.

The geographic breakdown of revenue for the March quarter was as follows:

                          Three Months Ended          Nine Months Ended
                      --------------------------  --------------------------
                       March 31,     March 25,     March 31,     March 25,
                         2002          2001          2002          2001
                      ------------  ------------  ------------  ------------
North America.......           24%           28%           26%           31%
Europe..............           20%           27%           23%           29%
Asia Pacific........           37%           38%           35%           31%
Japan...............           19%            7%           16%            9%

Gross Margin

Our gross margin as a percentage of revenue decreased to 33.5% for the three months ended March 31, 2002, compared to 43.6% for the corresponding period in the prior fiscal year. The decrease in gross margin compared to the corresponding period in fiscal 2001 results primarily from excess production capacity due to lower manufacturing volumes The gross margin percentage for the nine months ended March 31, 2002, decreased to 26.2%, compared to 43.8% for the nine months ended March 31, 2001. The decrease in margin compared to the corresponding period in fiscal 2001 results from excess production capacity due to lower manufacturing volumes, inventory write-down charges of $24.1 million and the patent litigation settlement of $38.8 million that were taken in December 2001 quarter, and the September 2001 inventory related restructuring charges, of $7.6 million.

Our current outlook is for gross margin as a percent of revenue to begin to rise in subsequent quarters reflecting increased manufacturing efficiencies and higher customer acceptance levels.

Research and Development

R&D expenses for the three and nine months ended March 31, 2002, were $40.6 million and $137.5 million, 31.0% and 21.0% lower than the year ago periods, respectively. R&D expenses as a percentage of revenue for the three months ended March 31, 2002, were 24.7%, compared to 12.6% for the corresponding period a year ago. The increase in R&D expenses as a percentage of total revenue, is primarily due to lower revenues in the March 2002 quarter due to the downturn in the semiconductor equipment market and was partially offset by reduced spending.

R&D expenses for the nine months ended March 31, 2002, were 18.0% of total revenue, compared to 15.1%, for the corresponding nine-month period of fiscal 2001. The increase in R&D expenses as a percentage of total revenue is primarily due to the decrease in our revenues during fiscal 2002 and is partially offset by reduced spending in the current and prior quarters of fiscal 2002.

A $5.3 million impairment charge was recognized in the December 2001 quarter to write-down the value of certain R&D laboratory equipment, which was no longer useful due to rapid technological changes brought about by the move to copper and 300 mm applications.

We expect to maintain R&D investments at slightly higher spending levels than those of the current fiscal quarter for at least the next two quarters.

Selling, General and Administrative

SG&A expenses for the three and nine months ended March 31, 2002 were $36.8 million and $127.5 million, 33.7% and 25.0% lower, respectively, than SG&A expenses in the corresponding fiscal 2001 periods. As a percentage of revenue SG&A expenses for the three months ended March 31, 2002, were 22.5% of total revenue, compared to 12.0% of total revenue for the corresponding period in fiscal 2001. The increase as a percentage of revenue for the three months ended March 31, 2002, as compared to the corresponding period a year ago, reflects the decrease in our revenues due to the downturn in the semiconductor equipment market and was partially offset by cost saving programs implemented in prior quarters.

SG&A expenses for the nine months ended March 31, 2002, were 16.7% of total revenue, compared to 14.7%, for the corresponding nine month period of fiscal 2001. The increase in SG&A expenses as a percentage of total revenue for the nine months ended March 31, 2002, as compared to the corresponding period a year ago, is primarily due to the decrease in revenues and was partially offset by reduced spending. In response to the industry slowdown we implemented cost reduction measures such as headcount reductions and mandatory shutdown days.

A $4.2 million impairment charge was recognized in the December 2001 quarter to write-down the value of certain demonstration equipment, used in sales and marketing activities, which was no longer useful due to rapid technological changes brought about by the move to copper and 300 mm applications.

We expect SG&A expenses to increase modestly in absolute dollars over the next two quarters, the result of increased sales volume.

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

Below is a table summarizing activity relating to the June 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned               Other
                                   and     on Vacated   Fixed    Discontinued Exit
                                Benefits   Facilities  Assets    Inventory    Costs      Total
                                ---------  ---------  ---------  ----------   -------  ---------
                                                     (in thousands)
June 2001 provision........... $   8,282  $   1,312  $   3,036  $    3,732   $   407  $  16,769
Cash payments.................    (4,067)         --         --          --        --    (4,067)
Non-cash charges..............         --         --    (3,036)     (3,732)      (10)    (6,778)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at June 24, 2001......     4,215      1,312          --          --      397      5,924
Cash payments.................    (1,520)      (496)         --          --      (28)    (2,044)
Non-cash charges..............      (774)         --         --          --     (246)    (1,020)
                                ---------  ---------  ---------  ----------   -------  ---------
Balance at March 31, 2002..... $   1,921  $     816  $       -- $        --  $   123  $   2,860
                                =========  =========  =========  ==========   =======  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to June 24, 2001, management, with the proper level of authority, approved and committed us to the plan of termination and determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $1.9 million as of March 31, 2002, will be utilized by the end of June 2002.

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

By mid to late summer of 2001, further deterioration in semiconductor sales resulted in a lower outlook for the wafer fabrication equipment market and therefore in our revenues. Consequently, in August 2001, we announced a new plan ("the September 2001 Plan") to further reduce our fixed cost infrastructure, including an approximate 10% reduction-in- force. During the first quarter of fiscal 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit us to the specific actions of the plan. We began implementing the announced restructuring activities and reduced our workforce by approximately 12% prior to September 23, 2001. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of selected, older etch product lines that were discontinued.

Below is a table summarizing activity relating to the September 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed    Discontinued
                                Benefits   Facilities  Assets    Inventory     Total
                                ---------  ---------  ---------  ----------  ----------
                                                  (in thousands)
September 2001 provision...... $  10,767  $   2,662  $      19  $    7,600  $   21,048
Cash payments.................    (8,135)      (489)         --          --     (8,624)
Non-cash charges..............      (926)         --      (935)     (7,600)     (9,461)
Adjustments.....................       --      (916)       916           --          --
                                ---------  ---------  ---------  ----------  ----------
Balance at March 31, 2002..... $   1,706  $   1,257  $       -- $        -- $    2,963
                                =========  =========  =========  ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed us to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $1.7 million as of March 31, 2002 will be utilized by September 2002.

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

Below is a table summarizing activity relating to the December 2001 Plan:

                                             Lease
                                Severance  Payments   Abandoned
                                   and     on Vacated   Fixed
                                Benefits   Facilities  Assets      Total
                                ---------  ---------  ---------  ----------
                                              (in thousands)
December 2001 provision....... $  14,208  $   9,637  $   9,928  $   33,773
Cash payments.................    (7,677)       (10)         --     (7,687)
Non-cash charges..............    (1,064)      (127)    (9,928)    (11,119)
                                ---------  ---------  ---------  ----------
Balance at March 31, 2002..... $   5,467  $   9,500  $       -- $   14,967
                                =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed us to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefits package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $5.5 million as of March 31, 2002 will be utilized by December 2002.

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

Asset Impairment Charge

During the quarter ended December 30, 2001, we incurred an impairment charge of $9.5 million related to asset write-downs for laboratory and demonstration equipment no longer in use. A $5.3 million write-down to fair value of certain laboratory tools is included in R&D expenses and $4.2 million of write-downs to fair value of demonstration equipment are included in SG&A expenses. The write-down of selected laboratory and demonstration equipment is due to rapid technological changes brought about by the move to copper and 300 mm applications.

Patent Litigation Settlement

On December 19, 2001, we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. ("Varian") in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash ($5.0 million in December 30, 2001 and the balance of $15.0 million to be paid quarterly over the next 3 years) and issued a warrant that entitles Varian to purchase 2,000,000 shares of our Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Varian and we agreed to dismiss all pending claims and counterclaims relating to the litigation.

In connection with the settlement, we recorded a charge of $38.8 million for the quarter ended December 30, 2001, which represents approximately 95% of the total value of the settlement. The remaining portion of the total value of the settlement, $2.7 million, is being amortized ratably over future periods. Accumulated amortization for the quarter ending March 31, 2002 was $270,000.

The imputed value of the warrant, an aggregate amount of $21.5 million, was determined using the Black-Scholes valuation model. The key assumptions used in the valuation model were an expected life of 4 years, an expected stock price volatility of 61% and a risk-free interest rate of 4.5%.

Tax Expenses

Income tax benefit for the quarters ended March 31, 2002 and December 30, 2001, was recorded using a 30% tax benefit rate estimate as compared to a 10% tax rate estimate for the quarter ended September 2001. The gain or loss from the change in fair value of our equity derivatives indexed to our stock is non-taxable. The change in tax estimate is based on our continued and substantial investment in engineering and development programs qualifying for R&D tax benefits and our current revenue and profit outlook for the fiscal year.

Income tax expenses were recorded using a 30% rate for the corresponding three and nine month periods ended a year ago.

Critical Accounting Policies and Estimates

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

Revenue Recognition: We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. Revenue related to spare parts sales, system upgrades and remanufactured systems is generally recognized on shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a straight- line basis over the term of the contract.

In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $122.1 million (after a reduction for income taxes of $81.4 million), or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year ended June 24, 2001.

The deferred revenue balance as of June 26, 2000, was $433.0 million. This amount consists of equipment that was shipped but had not yet been accepted as of June 25, 2000, and was included in the cumulative effect adjustment as of June 26, 2000. Of this amount we recognized revenue of $87.0 million and $388.0 million, respectively, during the three and nine months ended March 25, 2001. During the three and nine months ended March 31, 2002, we recognized revenue of $1.7 and $26.1 million, respectively, that was included in the cumulative effect adjustment as of June 26, 2000. At March 31, 2002, the deferred revenue balance, including $6.1 million attributable to the cumulative effect adjustment, was approximately $106.5 million.

The unaudited Statement of Operations for the three and nine months ended March 25, 2001, has been restated to reflect the application of SAB 101.

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

In accordance with EITF 00-19, as of June 24, 2001, the Company recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to its own stock as an asset. The cumulative effect adjustment, a gain of $33.1 million ($0.25 per diluted share), was based on a June 24, 2001 stock price of $28.50, and was recognized in the fourth quarter of fiscal 2001. The cumulative change was not recorded net of tax because the Company believes the option settlement will be non-taxable. The fair value of these equity derivatives, $33.1 million, was recorded in Other Long Term Assets. In accordance with EITF 00-19, the Company adjusts the carrying value of these derivative instruments to their fair value at the end of each reporting period, with the change in fair value being recorded as a gain or loss on the Company's statement of operations.

Based on a March 31, 2002, stock price of $29.32, the fair value of the equity derivatives was $50.8 million which resulted in a non-taxable gain of $16.8 million for the three months ended March 31, 2002 and a non-taxable gain of $17.7 million for the nine months ended March 31, 2002. The gains are recorded in Other Income (Expense), net in the March 2002 Condensed Consolidated Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next twelve months.

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

Installation and Warranty: We generally record actual labor and material installation costs to cost of sales upon equipment acceptance and revenue recognition. Our contractual warranty period runs concurrent with the system installation process, generally for a period 12 months from system acceptance, not to exceed 14 months from the date of shipment to the customer. We record a provision for estimated warranty costs to cost of sales for each system upon customer acceptance and revenue recognition. The amount recorded is based on actual historical spending activity by system, customer, and geographic region. Actual warranty expenses incurred on a system-by system basis, and overall, may differ from our estimates.

Impairment of long-lived assets: We routinely consider whether indicators of impairment of long-lived assets are present. If such indicators are present, we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which we depreciate over the remaining estimated useful life of the asset. We may incur impairment losses in future periods if factors influencing our estimates change.

Restructuring: Restructuring accruals recorded by us have included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, write-offs of abandoned facility assets and charges for discontinued product line inventories (which are recognized in Cost of Sales). The amounts recorded as restructuring charges require that we estimate costs to be incurred as well as cash flows that will be received upon the disposition of certain assets or through sub leasing existing facilities. While we consistently monitor the progress of our restructuring activities, if actual costs incurred or proceeds received upon asset dispositions are different than our estimates, we may recognize adjustments to restructuring expenses in the period in which those differences arise or are identified.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had $901.6 million in cash, cash equivalents, short-term investments, and restricted cash compared with $925.4 million at June 24, 2001.

We used $24.2 million of cash from operations for the nine months ended March 31, 2002. A net loss of $59.0 million and a $55.9 million use of working capital were partially offset by non-cash charges of $90.7 million. Focus on collections resulted in a decline in accounts receivable of $123.0 million and lower revenue resulted in inventory reductions of $96.4 million. These sources were offset by decreases in accounts payable and other liabilities of $71.4 million and deferred profit of $202.9 million.

Net cash used by investing activities for the nine months ended March 31, 2002, was $76.0 million. Net purchases of short-term investments used $57.5 million and net capital expenditures used $8.5 million. Our restricted cash increased $10.3 million as a result of our interest rate swap agreement collateral requirements.

Net cash provided by financing activities for the nine months ended March 31, 2002, was $9.0 million. We repurchased $10.7 million of common stock and reissued $12.3 million from treasury stock through our employee stock purchase programs. Net proceeds from the issuance of our common stock were $14.3 million. Additionally, we made principal payments on long- term debt of $6.9 million.

We have an agreement with a bank to sell specific Japanese Yen-denominated receivables, subject to recourse provisions. During the three and nine months ended March 31, 2002, no Yen-denominated receivables were sold. At March 31, 2002, $1.9 million of these receivables sold to the bank in prior periods remained uncollected, all of which were subject to recourse provisions.

We have a similar agreement to sell specific U.S. Dollar-denominated receivables, subject to recourse provisions to two financial institutions. During the three and nine months ended March 31, 2002, we sold $13.7 million and $ 43.1 million of these receivables, respectively. At March 31, 2002, $13.7 million of these receivables remained uncollected, of which $538,000 was subject to recourse provisions.

During May 2001, we completed an offering of $300.0 million, 4% Convertible Subordinated Notes which mature on June 1, 2006. Interest on the 4% Notes is payable on June 1 and December 1 of each year, commencing December 1, 2001. The 4% Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share, subject to certain adjustments. The 4% Notes are redeemable, in whole or in part, at our option beginning on June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% of par value and at diminishing prices thereafter, plus accrued interest. The 4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Debt issuance costs associated with the offering of approximately $8.5 million have been deferred in Other Assets and are being amortized to other expense using the effective interest method over the term of the 4% Notes.

During the quarter ended March 31, 2002, the Company entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of the Company's 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate. The swap resulted in interest expense savings of approximately $1.5 million for the quarter ended March 31, 2002. However, a rise in 6-month LIBOR interest rates above approximately 5 percent per annum in future periods could result in incremental interest expense to the Company. Under the terms of the swap, we must provide collateral to match any mark-to-market exposure on the swap. The amount of collateral required by us under the swap agreement totals a minimum of $6.0 million plus an amount equal to the mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter to quarter commensurate with the mark-to-market exposure on the swap instrument. Generally the required collateral will rise as interest rates rise. During the quarter ended March 31, 2002 changes in the fair value of the swap required us to post $10.5 million in restricted cash and are accounted for as restricted cash on our balance sheet.

The swap will be accounted for as a fair value hedge under the provisions of FAS 133. This discussion should be read in conjunction with Note I in the accompanying Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

In August 1997, we completed an offering of $310.0 million of 5% Convertible Subordinated Notes which mature on September 2, 2002. Interest on the 5% Notes is payable on September 1 and March 1 of each year, commencing March 1, 1998. The 5% Notes are convertible into shares of our Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed, at a conversion price of $29.26 per share, subject to anti-dilution adjustments. The 5% Notes are redeemable, in whole or in part, at our option beginning on September 6, 2000 with at least 20 days notice, at redemption prices starting at 102.0% of par value and at diminishing prices thereafter, plus accrued interest, if the closing price of our Common Stock is at least 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days prior to the notice of redemption. The 5% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness, as defined, of the Company. Debt issuance costs associated with the offering of approximately $9.0 million were deferred in Other Assets and are being amortized to other expense using the effective interest method over the term of the 5% Notes.

Additionally, during the fourth quarter of fiscal 2001, in order to fund our Japanese subsidiary operations, we entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($45.5 million at March 31, 2002) with a Japanese financial institution. This credit facility replaces borrowings of ¥1.7 billion under a separate credit facility which were held with other financial institutions and which were repaid in June 2001. The entire principal amount under the new term loan is due at maturity, June 11, 2004, and has a floating interest rate, which at March 31, 2002, was 2.60% per annum. The new facility reflects terms that were more favorable than the previous Yen-denominated loan.

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

Our contractual cash obligations and commitments relating to our debt obligations, other long-term liabilities, lease payments and outsourcing are as follow:

                                Debt and other
                                 long-term    Operating   Outsourcing
                                liabilities     Leases    Commitments
                                ------------  ----------  ---------
Fiscal year, (1)                            (in thousands)
Through June 30, 2002 ........ $      2,544  $    5,260  $   3,734
2003 through 2005 (2).........      364,181     111,938     28,461
2006 through 2007 ............      300,000      39,303           -
Thereafter....................             -      2,827           -
                                ------------  ----------  ---------
  Total ...................... $    666,725  $  159,328  $  32,195
                                ============  ==========  =========
(1) The Company's fiscal year end falls on the last Sunday of June each year.

(2) The 5% Notes mature on September 2,2002 and are included in the Current Liabilities section of the Balance Sheet for the period ended March 31,2002.

During the quarter ended March 31, 2002, we entered into agreements with third parties to outsource certain elements of our manufacturing and information technology functions. Entering into these outsourcing contracts will provide us more flexibility to scale our operations, including related administrative functions, in a more timely manner to respond to the cyclical nature of our business. The table above contains our minimum outsourcing obligations. Actual expenditures will vary based on the volume of transactions, and length of contractual service provided. In addition to minimum spending commitments, these agreements provide for potential cancellation charges including the assumption of leases, assets and employees.

Lease agreements relating to certain buildings at our Fremont, California campus, require us to provide guaranteed residual values totaling $97.1 million at the end of the respective lease terms which are reflected in the preceding table ($44.4 million in 2003, $25.2 million in 2005 and $27.5 million in 2006). The lessors associated with certain of these lease agreements are special purpose entities or equivalent structures. Presently, we account for these leases as operating leases while the special purpose entities own and account for the leased assets and related liabilities. The FASB has indicated that it will, prior to June 30, 2002, issue proposed new rules on accounting for "Entities That Lack Sufficient Independent Economic Substance", including special purpose entities in the form of an Interpretation to SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries" and Accounting Research Bulletin No. 51, "Consolidated Financial Statements." Based on public comments from the FASB to date, the proposed interpretation will provide guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a special purpose entity, that functions to support the activities of the Primary Beneficiary. The expected proposed Interpretation may result in us having to consolidate the operating results of special purpose entities and similar entities which are the lessors under the aforementioned operating lease agreements. The effective date of these proposed new rules on our current operating leases could be as early as the beginning of our fiscal year ending June 30, 2004, and sooner on any new leases entered into after the new rules' effective date which utilize special purpose entities or equivalent lease structures. We do not expect the adoption of these new rules to have a significant impact on our consolidated financial position or operating results.

As part of the collateral restrictions of a lease agreement, we are required to maintain a certain amount of cash, $51.4 million at March 31, 2002, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of required cash collateral is reduced), as the underlying obligation is paid down.

Total rent expense for all leases amounted to approximately $4.5 million and $15.5 million, during the three and nine months ended March 31, 2002, respectively.

In fiscal 1999, we entered into certain option transactions with independent third parties (the "third parties") for the purchase and sale of our Common Stock. Our Board of Directors authorized us to acquire from the third parties options to purchase up to 10.5 million shares of our Common Stock. The shares underlying these call options may be acquired to partially offset the anticipated dilutive effect of a potential conversion into Common Stock of the 5% Notes previously issued by us, and due September 2, 2002. As part of the program, our Board of Directors also authorized us to enter into put options with the same third parties covering up to 15.75 million shares of our Common Stock. We anticipated that the premiums we would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost of our purchase of the call options from those same third parties. Consequently, we do not expect to exchange cash over the course of the program with the third parties in conjunction with our purchase of the call options.

Pursuant to the authorization described above, we have, as of March 30, 2002, acquired call options to purchase 3.72 million shares of our Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the 5% Notes issued in August 1997, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share (for an aggregate amount of $52.9 million).

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

As of March 31, 2002, we have deposited $9.2 million as security for our obligations under the put options. We are required to increase this amount if we enter into additional option transactions with the third parties. We will also have to increase the amount of this security deposit by the amount from time to time that the put options are actually in the money.

We account for these derivative financial instruments, indexed and potentially settled in our stock, under the provisions of EITF 00-19. At March 31, 2002, the instruments had a net fair value of $50.8 million in our favor and are included in Other Current Assets. This discussion should be read in conjunction with Note B presented in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

If the average stock price is below $9.48 during any period, the required number of shares to net settle our obligation under the put option agreement would be considered dilutive securities in our dilutive earnings per share ("EPS") calculation.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to maintain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 31, 2002, combined with proactive cash conservation activities, are expected to be sufficient to support our currently anticipated levels of operations, investments, capital expenditures and potential settlement in cash of our 5% Notes which mature in September 2002, through at least the next twelve months.

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
  the extent that customers use our products and services in their business;
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
  changes in import/export regulations;
  exchange rate fluctuations; and
  exposure on interest rate swap agreements.

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

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

In December 1999 the Securities and Exchange Commission issued SAB No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition of revenue for sales that involve contractual customer acceptance provisions and product installation commitments. Based on the guidance provided by SAB 101 we changed our revenue recognition policy for new equipment sales effective June 26, 2000. Prior to SAB 101, we generally recognized systems revenue on the date the equipment was shipped to customers. Under SAB 101, we now recognize revenue on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new systems revenues is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

The Semiconductor Equipment Industry is Volatile and Reduced Product Demand has a Negative Impact on Shipments

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. In late fiscal 1999, increased demand for our products drove sales growth throughout fiscal 2000 and early fiscal 2001. In the second half of the December 2000 quarter, we began to see signs that this upturn was slowing and that customers were likely to reduce equipment purchases during the first half of calendar year 2001. These signs were confirmed in calendar year 2001 as semiconductor manufacturers canceled or delayed many orders as a result of overcapacity. These order reductions have had a negative impact on the level of system shipments and the cycle time of acceptances in the nine months of fiscal 2002.

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

We are Subject to Risks Associated with the Introduction of New Products

We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products, which may affect our ability to sell our products. Furthermore, our own introduction of new products represents significant investments of our resources and their success, or lack thereof, could have a material effect on our financial results.

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

Our Outsource Providers May Fail to Perform as We Expect

We are expanding the role that outsource providers play in our business. We anticipate that these outsource providers will play keys roles in our manufacturing operations and in many of our transactional and administrative functions. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers will fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers will require us to implement changes to our existing operations and to adopt new procedures to deal with and supervise the performance of those outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and have a negative effect on our operating results.

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

Our Ability to Manage Potential Growth or Decline; Integration of Potential Acquisitions and Potential Disposition of Product Lines and Technologies Creates Risks for Us

Current conditions in the semiconductor equipment industry challenges our management to control spending on operating activities. If we experience rapid growth or decline in growth in the future we may face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures on a timely basis and training, managing and appropriately sizing our work force. There can be no assurance that we will be able to perform such actions successfully.

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

  general market, semiconductor industry conditions, or semiconductor equipment companies;

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

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $309.8 million 5% Notes which are due September 2, 2002. As of March 31, 2002, we have acquired call options to purchase 3.72 million shares of our Common Stock. The weighted average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We have also entered into put option contracts with the same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

                           At
                        March 31,        At
                          2002        Maturity
                      ------------  ------------
                          (in thousands)
         Stock Value
              $5.00  $    (24,895) $    (24,998)
             $15.00  $     15,493  $     13,814
             $25.00  $     42,782  $     51,029
             $29.26  $     50,443  $     66,877
             $35.00  $     57,282  $     66,877
             $45.00  $     63,025  $     66,877
             $55.00  $     65,057  $     66,877

Based on a March 31, 2002, stock price of $29.32, the fair value of the equity derivatives was $50.8 million which resulted in a non-taxable gain of $16.8 million for the three months ended March 31, 2002 and a non-taxable gain of $17.7 million for the nine months ended March 31, 2002. The gains are recorded in Other Income (Expense), Net in the March 2002 Condensed Consolidated Statement of Operations. The fair value of the options is recorded in Other Current Assets, as the instruments mature within the next twelve months.

In future quarters prior to maturity, the price of our stock may significantly impact the fair value of the derivatives, which will be re-calculated accordingly, and the change in fair value will be reported as a non-taxable gain or loss in Other Income and Expense, Net. This discussion should be read in conjunction with Note B presented in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

During the quarter ended March 31, 2002, the Company entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of the Company's 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate. The swap resulted in interest expense savings of approximately $1.5 million for the quarter ended March 31, 2002. However, a rise in 6-month LIBOR interest rates above approximately 5 percent per annum in future periods could result in incremental interest expense to the Company. Under the terms of the swap, we must provide collateral to match any mark-to-market exposure on the swap. The amount of collateral required by us under the swap agreement totals a minimum of $6.0 million plus an amount equal to the mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter to quarter commensurate with the mark-to-market exposure on the swap instrument. Generally the required collateral will rise as interest rates rise. During the quarter ended March 31, 2002 changes in the fair value of the swap required us to post $10.5 million in restricted cash and are accounted for as restricted cash on our balance sheet.

The swap will be accounted for as a fair value hedge under the provisions of FAS 133. This discussion should be read in conjunction with Note I in the accompanying Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 19, 2001, we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash and issued a warrant that entitles Varian to purchase 2,000,000 shares of Lam Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Lam and Varian agreed to dismiss all pending claims and counterclaims relating to the litigation.

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

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits: None
  Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended March 31, 2002.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002

LAM RESEARCH CORPORATION
(Registrant)
By:	/s/ Mercedes Johnson

Mercedes Johnson
Vice President, Finance & Chief Financial Officer
(Principal Financial Officer)