Form 10-K
period 2002-06-30
LAM RESEARCH CORP
filed 2002-09-12
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

COMMON STOCK, $0.001 PAR VALUE PER SHARE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average of the closing price of the Common Stock on September 3, 2002, as reported by the Nasdaq National Market, was approximately $994,648,978. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

      As of September 3, 2002, the Registrant had outstanding 125,192,565 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2002 are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Audit Committee, Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Signatures	80
Certifications	82
Exhibits Index	85

PART I

The index to Exhibits is located on pages 85 to 89.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development ("R&D"), outsourcing plans and operating expenses, our management's plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or research and development activities, general economic conditions and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading Risk Factors within the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other documents we file from time to time with the Securities and Exchange Commission; such as, our quarterly reports on Forms 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 30, 2002, June 24, 2001 and June 25, 2000.

Item 1. Business

Lam Research Corporation ("Lam"), a Delaware corporation, was founded in 1980, and is headquartered in Fremont, California. The mailing address for our principal executive offices is 4650 Cushing Parkway, Fremont, California 94538 and our telephone number is (510) 572-0200. Additional information about Lam is available on our website at http://www.lamrc.com. Our Form 10-K is available online at the Securities and Exchange Commission's website at http://www.sec.gov.

We design, manufacture, market and service semiconductor processing equipment used in the fabrication of integrated circuits. We are recognized as a leading supplier of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. Etch and Chemical Mechanical Planarization ("CMP") products selectively remove portions of various films from the wafer to create an integrated circuit.

Etch processes, which are repeated numerous times during the fabrication cycle, are required to manufacture every type of semiconductor device produced today. Our etch systems employ Lam's TCP® high density and Dual Frequency ConfinedTM (DFCTM) medium density plasma sources to etch device features as small as 100 nanometers (nm), or smaller, in size.

CMP is used to planarize the surface of the wafer to prepare it for further processing. CMP is currently the planarization technology of choice for manufacturing integrated circuits with features 130-nm and smaller with multiple metal layers. Our Teres® CMP integrated systems provide fully integrated polishing and cleaning solutions.

Etch Process

The etch process defines linewidths and other microscopic features on integrated circuits. Plasma etching was developed to meet the demand for device geometries smaller than three microns. Plasma consists of ions and neutral species that react with exposed portions of the wafer surface to remove dielectric, metal, or polysilicon material and produce the finely delineated features and patterns of an integrated circuit.

Current generation advanced integrated circuit manufacturing requires etch systems that create features of 0.13 micron (130-nm), and for future semiconductor products below 100-nm. The trend toward feature sizes in the 100-nm range accompanies a transition from aluminum to copper conductive lines for faster device processing speeds. Subsequent feature size reductions below 100-nm will begin to integrate more fragile dielectric materials (low k and porous low k). In addition to continually shrinking feature sizes, advanced manufacturing facilities are now producing integrated circuits on 200-mm (8-inch) silicon wafers and transitioning to wafer diameters of 300-mm (12 inch). To accommodate these decreasing linewidths and increasing wafer diameters, semiconductor manufacturers will increasingly require more precise control over the etch process.

Several of our etch products are available as standalone systems or as clusters used on the Alliance® or 2300TM Etch multichamber platforms.

Dielectric Etch Products

4520 Series Systems. The 4520 system processes wafer sizes up to 200 mm and linewidths as small as 180-nm.

4520XLETM System. The 4520XLE™ system introduced Lam's proprietary Dual Frequency Confined ("DFC") plasma technology, which reduces plasma volume and sidewall polymer accumulation for cleaner, low-cost operation. Additionally, it offers a wider process window than the 4520 system with capabilities below 180-nm geometries.

Exelan® , Exelan® High Performance, Exelan® HPT, and 2300 Exelan® Systems. The Exelan family of products extends DFC technology to create smaller feature sizes, as well as, to mix sequential etch processes in the same chamber, which improves productivity and lowers cost of ownership. Exelan was introduced in July 1999 to define the structures required for manufacturing copper conductive lines in semiconductors. Exelan High Performance, introduced in 2001, extends Exelan's capabilities for etching newer low k insulating films. Exelan HPT, introduced early in 2002, targets sub-130-nm geometries.

The 2300 Exelan® system addresses sub-90-nm requirements for 200-mm and 300-mm wafer sizes. Process chambers are upgradable from 200-mm to 300-mm. This capability, combined with an overall system footprint comparable to 200-mm systems, has allowed semiconductor manufacturers to develop processes using 200-mm wafers instead of more expensive 300-mm wafers, which can later be scaled up.

Conductor Etch Products

TCP® 9400 and TCP® 9600 Series and 2300 VersysTM Systems. The first TCP products were introduced in late 1992. They utilize Lam's patented Transformer Coupled Plasma™ source technology, a high-density, low-pressure plasma source that can etch features well below 100-nm. For 200-mm wafer sizes, we offer the TCP® 9400SE II, TCP® 9400PTX, and TCP® 9400DFM addressing silicon etch applications and the TCP® 9600SE II, TCP® 9600PTX, and TCP® 9600DFM for metal etch applications. These systems are used in the production of a broad range of advanced logic and memory devices with feature sizes below 130-nm.

The 2300 Versys system for silicon and metal films scale TCP technology to address leading-edge device structure requirements. The 2300 Versys systems have the capability to process 200 or 300-mm wafer sizes. The newly introduced 2300 Versys StarTM silicon etch system, in production at several customer sites, enables sequential step tuning of gas flow and wafer temperature. This capability is targeted at sub-90-nm, next-generation, critical dimension uniformity requirements.

CMP and Post-CMP Wafer Cleaning Processes

CMP is a relatively new process step that was adopted by the semiconductor industry a few years ago. With increasingly smaller geometries, more layers are required to connect the individual devices of an integrated circuit. Each additional layer exaggerates the uneven topography of the previous ones, creating a depth of focus problem for subsequent photolithographic steps, which diminishes the precision of the linewidth dimensions. The CMP process removes excess material from the wafer surface by a combination of chemical and abrasive actions to provide a flatter surface improving photolithography results. Additionally, CMP processes are required for the creation of copper conductive lines. Removing the residue of the abrasive and chemical materials used in CMP requires special cleaning techniques following processing.

CMP and Post-CMP Clean Products

Teres®. We offer 200-mm Teres CMP systems integrated with our Synergy IntegraTM cleaning systems and 300-mm systems integrated with a proprietary vertical brush cleaner. These tools target advanced copper/low k and shallow trench isolation (STI) applications. Both systems incorporate our Linear Planarization TechnologyTM (LPTTM) which uses a high-speed belt combined with patented air-bearing platen capability. These features achieve uniformity control across the wafer surface by changing the shape of the belt (pad) using air pressure. Independent zones can be adjusted to change the pad pressure instead of bending the wafer backside so that fragile 300-mm wafers and multi-layer low k film stacks are not unnecessarily stressed during processing.

DSS-200®. The DSS-200 Series of cleaning systems simultaneously scrub both sides of the wafer with top and bottom side brushes.

SynergyTM. Synergy products combine DSS technology and Chemical Mechanical CleaningTM (CMCTM) technology to perform mechanical and chemical cleaning in a single-step process. The Synergy Integra incorporates Synergy's cleaning technology with a platform that can be integrated with other suppliers' polishing systems. Certain integrated systems in the industry are the result of partnerships between Lam and other polishing vendors.

"Lam", "2300", "4520XLe", "Versys", "Dual Frequency Confined", "DFC", "Linear Planarization Technology", "LPT", "Optimized Productivity Services", "Rainbow," "Synergy", "Synergy Integra", "Transformer Coupled Plasma", "Versys Star", and "XD Platen" are trademarks of Lam Research Corporation. "2300 Exelan", "DSS", "DSS-200", "Exelan", "Exelan High Performance", "Exelan HPT", "Lam Research", "Alliance" "TCP", "TCP 9600SE II", "TCP 9600PTX", "TCP 9600DFM", "TCP 9400SE II", "TCP 9400PTX", "TCP 9400DFM", and "Teres", are registered trademarks of Lam Research Corporation.

Research and Development

The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. Our ability to maintain competitive advantage depends in part on our continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to R&D programs and seek to maintain close relationships with our customers and be responsive to their wafer processing needs.

Our R&D expenses during fiscal 2002, 2001, and 2000 were $179.2 million, $227.2 million, and $176.9 million, respectively, and represented 19.0%, 15.0%, and 14.4% of total revenue, respectively. Expenditures are targeted at continued development of advanced etch, CMP and post-CMP Clean applications and enhancements to our existing products, including developing the technology necessary to support our customers' transition to smaller feature sizes, (90-nm, 65-nm), new materials, copper-based devices and 300-mm wafers.

We expect to continue to make substantial investments in R&D to meet our customers' product needs and enhance our competitive position.

Marketing, Sales and Service

Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing professionals, sales personnel as well as equipment and process engineers that work closely with individual customers to develop solutions to their processing needs. After-sales support is an essential element of our marketing and sales programs. We maintain ongoing support relationships with our customers and have an extensive network of field service personnel in place throughout the United States, Europe, Japan, and Asia Pacific. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining our competitiveness in the marketplace.

We have approximately 40 sales and support centers around the world, through which technical personnel sell and/or service our products. We provide our customers comprehensive warranty packages on all released products.

Export Sales

Export sales accounted for approximately 44%, 50%, and 52% of our net sales in fiscal 2002, 2001, and 2000, respectively. Export sales consist of sales from any of our U.S. operating subsidiaries to non-affiliated customers outside the U.S. As a result, a significant portion of our sales and operations will be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing non-U.S. subsidiary and branch operations, potentially adverse tax consequences, exchange rate fluctuations, and the potential for difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, and results of operations and cash flows. Refer to Note Q of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning export sales.

Customers

Our customers include many of the world's leading semiconductor manufacturers. No individual customer accounted for more than 10% of our total revenue in fiscal 2002. In fiscal years 2001 and 2000, revenue from STMicroelectronics accounted for approximately 15% of total revenue.

A material reduction in orders from several of our larger customers, due to market or business conditions in the semiconductor industry could adversely affect our results of operations and projected financial conditions. Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. In fiscal 2000 and the first half of fiscal 2001, we experienced strong demand for our systems, driven by semiconductor manufacturers needs for additional capacity and new technology. Beginning in the second half of fiscal 2001, a slowing U.S. economy and worldwide decline in demand for integrated circuits resulted in excess capacity in the semiconductor industry and a severe contraction of the manufacturing equipment market. Our customers reduced their level of capital expenditures, which caused a steep decline in demand for our products in fiscal 2002. A modest recovery in our served market during the last half of fiscal 2002 supports our current outlook for slightly higher revenues in the first fiscal quarter of 2003, compared to the prior quarter.

Backlog

Company backlog includes orders for systems, spares and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect customer delivery date changes, as well as order cancellations. We schedule production of our systems based upon purchase orders in backlog and our customers' delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices agreed and shipment dates assigned. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific customer service and spares contracts do not contain specific delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts.

As of June 30, 2002 and June 24, 2001, our backlog was approximately $287 million and $231 million, respectively. All orders for our products and services are subject to cancellation by our customers, generally, with limited penalties. Because some orders are received for shipments in the same quarter and because of possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual revenues for succeeding periods.

Manufacturing

Our manufacturing operations consist mainly of assembling and testing components and subassemblies that are then integrated into finished systems. Most of the assembly and testing of our products is conducted in cleanroom environments. Prior to shipping a completed system, customer representatives may perform acceptance tests at our facility. After passing these acceptance tests, the system is vacuum-bagged in a cleanroom environment and prepared for shipment.

During fiscal 2002, we entered into agreements with third parties to outsource certain elements of our manufacturing, production warehousing and logistics functions. We believe that entering into these outsourcing contracts will provide us more flexibility to scale our operations up and down in a more timely and cost effective manner, to respond to the cyclical nature of our business. We believe that we have selected reputable providers and are securing their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers has required us to implement changes to our existing operations and to adopt new procedures to effectively manage the performance of those outsource providers. We believe that we have implemented adequate supervision procedures. Even so, any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and have a negative effect on our operating results. Refer to Note U of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our outsourcing commitments.

Certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers. We believe that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse short-term effect on our operating results and could unfavorably impact our customer relationships.

Environmental Matters

We are currently not aware of any pending notices of violation, fines, lawsuits or investigations arising from environmental matters that would have any material effect on our business. We are subject to a variety of governmental regulations related to the management of hazardous materials. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers' acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

Employees

As of September 3, 2002, we had approximately 2,500 regular full-time employees.

Each of our employees signs an agreement to maintain the confidentiality of our proprietary information, and most of our employees have stock or stock option arrangements with us that provide for the vesting of their options over several years.

In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends to a significant extent upon our continued ability to attract and retain qualified employees, particularly in R&D and customer support functions.

Competition

The semiconductor equipment industry is highly competitive throughout the world. Our management believes that to compete effectively, we must invest significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to develop enhanced product capabilities. Certain of our existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support organizations. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers covering etch, CMP or post-CMP clean products similar to those we sell, our ability to sell our products to those customers could be adversely affected. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate processing equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier's tool set, the manufacturer generally maintains that selection for that specific production application. Accordingly, we may experience difficulty in selling to a given customer if that customer initially selects a competitor's system. There can be no assurance that in the future we will be able to compete successfully on a worldwide basis.

We face significant competitive factors in the equipment market, including quality, repeatability, process capability and flexibility, and overall cost of ownership, which may be affected by factors such as reliability, software automation, throughput, customer support and system price. Although we believe that we compete favorably with respect to many of these factors, our ability to succeed in the marketplace will depend upon our ability to introduce product enhancements and new products on a timely basis. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Applied Materials, Inc. and Tokyo Electron Limited. Our Teres CMP integrated polishing system faces significant competition from Applied Materials, Inc., Ebara Corp., and SpeedFam-IPEC, Inc. In CMP slurry removal and cleaning applications, our competitors include DaiNippon Screen Manufacturing Co. Ltd. and VERTEQ Inc.

Patents and Licenses

Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We hold United States patents and non-U.S. patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately seven to seventeen years. We believe that although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, service and manufacturing skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on acceptable terms, or at all.

From time to time, we have received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by our products. In such cases it is our policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that we will be able, in the future, to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results. For further discussion of legal matters see Item 3 "Legal Proceedings" of this Form 10-K.

Other Cautionary Statements

See the discussion of risks in the section of this report entitled Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EXECUTIVE OFFICERS OF THE COMPANY

As of September 3, 2002, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Title
James W. Bagley	63	Chairman and Chief Executive Officer
Stephen G. Newberry	48	President and Chief Operating Officer
Mercedes Johnson	48	Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer.
Nicolas J. Bright	46	Senior Vice President, Global Products
Steven A. Lindsay	63	Vice President, Global Field Operations and Corporate Marketing
Ernest Maddock	44	Vice President, Customer Service Business Group

James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the Merger with OnTrak Systems, Inc. in 1997. Effective September 1, 1998, Mr. Bagley was appointed Chairman of the Board of Lam. Mr. Bagley currently is a director of Teradyne, Inc., Micron Technology, Inc. and Wind River Systems, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak. He was formerly Chief Operating Officer and Vice Chairman of the Board of Applied Materials, Inc., where he also served in other senior executive positions during his 15 year tenure. Mr. Bagley held various management positions at Texas Instruments, Inc. before he joined Applied Materials, Inc.

Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. In July 1998, Mr. Newberry was promoted to President of Lam. Previously, he was employed by Applied Materials, Inc. for 17 years, most recently as Group Vice President of Global Operations and Planning. From 1990 to 1992, Mr. Newberry served as Vice President of Applied Materials Japan and was responsible for Customer Service, Engineering and Manufacturing activities in that region. Upon his return to the United States, Mr. Newberry served in a variety of executive management positions at Applied Materials, Inc.

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

Nicolas J. Bright joined the Company in May 1998 as Vice President of Technology and Engineering. He currently holds the position of Senior Vice President, Global Products. Prior to joining Lam, Mr. Bright was employed by Applied Materials, Inc., most recently as Engineering Vice President. During his 16-year tenure at that firm, Mr. Bright held senior management engineering and technology positions in etch, ion implant and automation business units. He has also held positions at General Electric Co. in the United Kingdom and ASEA Brown Boveri in Sweden. Mr. Bright holds numerous patents in semiconductor manufacturing disciplines.

Steven A. Lindsay, Vice President of Global Field Operations and Corporate Marketing since November 2001, joined the Company in September 1999 as Vice President of Corporate Marketing. Previously, Mr. Lindsay was employed by Applied Materials, Inc. where during his 22-year tenure, he held numerous senior management positions in sales and marketing. Most recently, he held the position of President, Applied Materials North America and Group Vice President, Applied Materials, Inc. He has also held sales management positions at Fairchild Semiconductor and ITT Semiconductor.

Ernest Maddock, Vice President of the Customer Support Business Group, joined the Company in November 1997. Mr. Maddock's previously held positions include Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.

Item 2. Properties

Our executive offices and principal manufacturing and R&D facilities are located in Fremont, California, and are under operating leases expiring from 2002 to 2007. As a result of the restructuring of our operations, we have subleased some of our idle facilities. In addition, we lease facilities for our service, technical support and sales personnel throughout the United States, Europe, Japan, and Asia Pacific. Our fiscal 2002 rental payments for the space occupied during that period, aggregated approximately $16.8 million, net of sublease income of $3.9 million. Our facilities lease obligations are subject to periodic increases and we believe that our existing facilities are well maintained and in good operating condition.

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

In September 1999, Tegal Corporation ("Tegal") brought suit against us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal is asserting. On our motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether our products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

From time to time, we have received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by our products. In such cases it is our policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that in the future we will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated financial position or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The information required by this Item is incorporated by reference from "Item 6. Selected Financial Data", below.

Item 6. Selected Consolidated Financial Data

                                                                       Year ended
                                               -----------------------------------------------------------
                                                June 30,    June 24,    June 25,    June 30,    June 30,
                                                  2002        2001        2000        1999        1998
                                               ----------- ----------- ----------- ----------- -----------
OPERATIONS:                                                 (in thousands, except per share data)
Total revenue (1)............................    $943,114  $1,519,789  $1,230,767    $647,955  $1,052,586
Gross margin.................................     266,089     653,479     541,855     233,364     374,142
Restructuring charge (recovery)  (2).........      44,850      12,780     (33,691)     53,372     116,925
Purchased technology for
  research and development...................          --       8,000       7,460       5,000      12,100
Merger costs.................................          --          --          --          --      17,685
Operating income (loss) .....................    (119,838)    186,532     229,842    (113,201)   (180,924)
Loss on equity derivative in ................
  Company stock (EITF 00-19).................      (8,236)         --          --          --          --
Income (loss) before cumulative effect
  of changes in accounting principles........     (90,051)    141,137     204,756    (112,913)   (144,599)
Cumulative effect of EITF 00-19 (3)............        --      33,074          --          --          --
Cumulative effect of SAB 101,
  net of tax  (4)............................          --    (122,105)         --          --          --
Net income (loss)............................     (90,051)     52,106     204,756    (112,913)   (144,599)

Net income (loss) per share:
Income (loss) before cumulative effect
 of changes in accounting principles
  Basic......................................      ($0.71)      $1.14       $1.69      ($0.98)     ($1.27)
  Diluted....................................      ($0.71)      $1.07       $1.53      ($0.98)     ($1.27)
Cumulative effect of EITF 00-19 (3)
  Basic......................................          --       $0.27          --          --          --
  Diluted....................................          --       $0.25          --          --          --
Cumulative effect of SAB 101,
  net of tax (4)
  Basic......................................          --      ($0.99)         --          --          --
  Diluted....................................          --      ($0.92)         --          --          --
Net Income (loss)
  Basic......................................      ($0.71)      $0.42       $1.69      ($0.98)     ($1.27)
  Diluted....................................      ($0.71)      $0.39       $1.53      ($0.98)     ($1.27)
Pro forma amounts with the change in
 accounting principle related to revenue
 recognition applied retroactively
 (unaudited):
          Total revenues (5).................          n/a  1,519,789   1,009,006     761,000           **
          Net income (loss) (5)..............          n/a    174,211     108,133     (66,277)          **
          Net income (loss) per share:
             Basic (5).......................          n/a      $1.41       $0.89      ($0.57)          **
             Diluted (5).....................          n/a      $1.32       $0.81      ($0.57)          **

BALANCE SHEET:
Working capital..............................    $757,880  $1,076,922    $733,579    $494,875    $603,580
Total assets.................................   1,632,291   1,871,775   1,244,837     979,451   1,150,772
Long-term obligations, less
  current portion............................     359,691     659,718     321,657     326,500     334,174

(1) We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Refer to our discussion of "Critical Accounting Policies" for additional information about our revenue recognition policy.

(2) Restructuring charge (recovery) excludes restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin for the years ended June 30, 2002, June 24, 2001, June 25, 2000, and June 30, 1998.

(3) The Company recorded a non-cash gain of $33.1 million (no related tax), or $0.25 per diluted share, to reflect the cumulative effect of the accounting change as of June 24, 2001, related to the adoption of EITF 00-19, "Derivative Financial Instruments Indexed to, and Potentially Settled in, a Companys Own Stock".

(4) The Company recorded a non-cash charge of $122.1 million, after reduction for income tax benefits of $81.4 million, or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of June 26, 2000, related to the adoption of SAB 101.

(5) ** Data is not available to provide pro forma information for fiscal 1998.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                      1ST             2ND             3RD             4TH
                                                --------------- --------------- --------------- ---------------
                                                                (in thousands, except per share data)
QUARTERLY FISCAL 2002
Total revenue................................         $339,580        $259,173        $164,105        $180,256
Gross margin.................................          118,111          26,648          54,987          66,343
Restructuring charges/(recoveries)(1)........           13,448          33,773              --          (2,371)
Operating income (loss)......................           10,268        (100,383)        (22,414)         (7,309)
Gain (loss) on equity derivative
  in Company stock...........................          (17,994)         18,884          16,828         (25,954)
Net income (loss)............................           (8,920)        (51,655)          1,569         (31,045)
Net income (loss) per share
  Basic......................................           ($0.07)         ($0.41)          $0.01          ($0.24)
  Diluted....................................           ($0.07)         ($0.41)          $0.01          ($0.24)
Price range per share........................     $14.73-$30.80   $15.37-$25.82   $20.52-$29.74   $16.63-$29.98

                                                      1ST             2ND             3RD             4TH
                                                --------------- --------------- --------------- ---------------
                                                 Restated (2)    Restated (2)    Restated (2)
QUARTERLY FISCAL 2001                                           (in thousands, except per share data)
Total revenue................................         $305,031        $384,097        $465,125        $365,536
Gross margin.................................          132,668         170,031         203,023         147,757
Restructuring charge (1).....................               --              --              --          12,780
Purchased technology for
  research and development...................               --           8,000              --              --
Operating Income.............................           23,701          41,313          88,617          32,901
Income before cumulative effect of
  changes in accounting principles...........           19,840          30,969          65,122          25,206
 Cumulative effect of EITF 00-19.............               --              --              --          33,074
 Cumulative effect of SAB 101, net of tax....         (122,105)             --              --              --
Net income (loss)............................         (102,265)         30,969          65,122          58,280
Net income (loss) per share:
Income before cumulative effect of
 changes in accounting principles
  Basic......................................            $0.16           $0.25           $0.53           $0.20
  Diluted....................................            $0.15           $0.24           $0.48           $0.19
Cumulative effect of EITF 00-19
  Basic......................................               --              --              --           $0.27
  Diluted....................................               --              --              --           $0.25
Cumulative effect of SAB 101, net of tax
  Basic......................................           ($0.98)             --              --              --
  Diluted....................................           ($0.91)             --              --              --
Net Income (loss)
  Basic......................................           ($0.82)          $0.25           $0.53           $0.47
  Diluted....................................           ($0.76)          $0.24           $0.48           $0.44
Price range per share........................    $19.63 - $41.69 $13.00 - $24.00 $14.06 - $30.13 $19.38 - $33.76

(1) Restructuring charge (recovery) excludes restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin for the years ending June 30, 2002, and June 24, 2001.

(2) Fiscal 2001 unaudited quarterly operating results using SAB 101 guidelines.

Stock and Dividend Information:

Our Common Stock is traded on the Nasdaq National Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

As of September 3, 2002, we had 605 stockholders of record.

No cash dividends have been declared, or are anticipated to be paid by us, as all available funds are maintained for employment in operations of the business and for capital expenditures. Additionally, certain of our bank agreements restrict the payment of dividends.

See Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development ("R&D"), outsourcing plans and operating expenses, our management's plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or research and development activities, general economic conditions and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading Risk Factors within the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other documents we file from time to time with the Securities and Exchange Commission; such as, our quarterly reports on Forms 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 30, 2002, June 24, 2001 and June 25, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Lam Research Corporation is a leading supplier of technically complex thin film selective removal equipment used in the fabrication of integrated circuits. Our product offerings include single wafer plasma etch systems with a wide range of applications, CMP and post-CMP wafer cleaning systems and an array of services designed to optimize the utilization of these systems by our customers.

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of the semiconductor business cycle has increased. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive new products. For these and other reasons, our results of operations for fiscal 2002, 2001, and 2000 may not necessarily be indicative of future operating results.

Total Revenue

Our total revenues were $943.1 million, $1,519.8 million and $1,230.8 million for fiscal year 2002, 2001, and 2000, respectively. Total revenue of $1,519.8 million in fiscal 2001 reflected the adoption of SAB 101 as of the beginning of that year. The decrease in revenue for fiscal 2002 compared to fiscal 2001 is due to a worldwide decline in demand for integrated circuits which resulted in excess capacity in the semiconductor industry and a severe contraction in the semiconductor manufacturing equipment market. During the third quarter of fiscal 2001, we began to see signs of a downturn. Excess inventory of telecommunication products, diminished personal computer sales and a slowing economy caused semiconductor companies to sharply reduce capital expenditures and delay or cancel equipment orders. These order reductions had a negative impact on the level of our systems shipments starting in the June 2001 quarter. Revenues decreased across nearly all product lines in fiscal 2002. While the overall industry slowed, our customers continued to make selective purchases to support development of processes needed for smaller device feature sizes and for copper and new materials integration, as well as the transition to 300-mm size wafers.

Revenue in fiscal 2001 and fiscal 2000 reflected a period of expansion in our served markets driven by semiconductor manufacturers needs for increased capacity. In addition, our customers were transitioning to smaller geometries and new materials such as copper. Proportionally, more of our revenue growth can be attributed to our etch family of products.

We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Refer to our discussion of "Critical Accounting Policies" for additional information about our revenue recognition policy.

Based on the guidance provided by SAB 101, we generally recognize new systems revenue upon customer acceptance. As a result, the fiscal period in which we are able to recognize systems revenue is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation. Systems revenue recognition generally occurs from two to seven months after the date of shipment.

Regional geographic breakdown of revenue is as follows:

                                               Year Ended
                                    --------------------------
                                    June 30, June 24, June 25,
                                      2002     2001     2000
                                    -------- -------- --------
North America......................      29%      30%      29%
Europe.............................      21%      28%      28%
Asia Pacific.......................      35%      33%      31%
Japan..............................      15%       9%      12%

A modest recovery in demand for wafer fabrication equipment during the last half of fiscal 2002 supports our current outlook for slightly higher revenues in the first fiscal quarter, 2003, compared to the prior quarter, as current manufacturing activity by our customers has improved.

Gross Margin

Gross margin was $266.1 million, $653.5 million and $541.9 million in fiscal year 2002, 2001, and 2000, respectively. As a percentage of total revenue, gross margins were 28.2%, 43.0% and 44.0% in fiscal year 2002, 2001, and 2000, respectively. The decrease in gross margin percentage in fiscal 2002 compared to fiscal 2001 stems from unabsorbed manufacturing overhead costs due to lower production volumes. Additionally inventory write-downs of approximately $24.1 million and a patent litigation settlement charge of $38.8 million, in the second fiscal quarter of 2002, and inventory related net restructuring charges, after recoveries, of $5.9 million unfavorably impacted gross margins in fiscal 2002. The decrease in our gross margin percentage in fiscal 2001 compared to fiscal 2000 resulted primarily from unabsorbed manufacturing overhead costs in the second half of fiscal 2001, due to the industry slowdown.

During the last quarter of fiscal 2002, we experienced a favorable gross margin progression due to better capacity utilization of both our factory and field service resources and from the impact of cost reduction programs. Excluding restructuring reserve recovery, gross margin for the June 2002 quarter was 35.9% of total revenue, compared to 33.5% of total revenue in the March 2002 quarter. Our current outlook is for gross margin as a percent of revenue to rise sequentially in the first fiscal quarter, 2003, due to higher revenues and increased production efficiencies.

Research and Development

 R&D expenses were $179.2 million, $227.2 million and $176.9 million in fiscal year 2002, 2001, and 2000, respectively. As a percentage of total revenue, R&D expenses were 19.0%, 15.0% and 14.4% for fiscal year 2002, 2001 and 2000, respectively. The increase in R&D expenses as a percentage of revenues in fiscal 2002 compared to fiscal 2001 is primarily the result of lower sales volume. The decrease in R&D expenses in absolute dollars in fiscal 2002 compared to fiscal 2001 results from controlled spending on general R&D programs, consistent with the downturn in the business cycle.

The increase in R&D expenses in fiscal 2001 compared to fiscal 2000 was driven by expanded levels of investment in advanced etch and CMP/Clean applications, including developing the technology necessary to support smaller geometries, new insulating materials, copper-based devices and 300 mm size wafers.

We believe that in order to remain competitive, we must continue to invest substantially in R&D. Accordingly, we devote a significant portion of our personnel and financial resources to these programs. We expect to continue making sizeable investments in advanced etch and CMP/Clean applications and in enhancing our existing products during fiscal 2003.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses (excluding restructuring charges/recoveries) were $161.9 million, $218.9 million and $161.3 million in fiscal year 2002, 2001, and 2000, respectively. As a percentage of total revenue, SG&A expenses (excluding restructuring charges/recoveries) were 17.2%, 14.4% and 13.1% in fiscal 2002, 2001, and 2000, respectively. The decrease in absolute dollars in fiscal 2002 compared to fiscal 2001 is largely due to manpower reductions, lower incentive payments to employees, shutdown days and other cost reduction programs. The increase in SG&A expenses as a percentage of revenue in fiscal 2002, is primarily the result of lower sales volume. The increase in absolute dollars for fiscal 2001 compared to fiscal 2000 was driven by infrastructure expansion needed to sustain higher sales, marketing, and administrative support for our expanding business in the first half of fiscal 2001. SG&A increased as a percent of revenue in fiscal 2001, largely due to the decline in sequential quarterly revenue starting in the fourth quarter of fiscal 2001.

Restructuring Charges

We have developed restructuring plans in response to changes in business outlook with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost containment activities including downsizing and reorganizations and business exit activities related to discontinued product lines. Accounting for restructuring activities requires an evaluation of formally agreed upon and approved plans. Although management makes every attempt to consolidate all known restructuring activities into one plan, the nature of our extreme cycles and rapidly changing forecasting environment places practical limitations on achieving this objective. The recognition of a restructuring event does not necessarily exclude similar but unrelated actions in future periods.

In April 2001, we announced plans to reduce our global workforce up to 15% during the fourth quarter of fiscal 2001 ("the June 2001 Plan"). The reduction in force was driven by the then anticipated level of decline in our revenues due to the forecasted contraction of our served market from calendar year 2000 levels. During the fourth quarter of fiscal 2001, the June 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. We began implementing the announced restructuring plan and reduced our workforce by approximately 11% prior to June 24, 2001. We recorded a restructuring charge of $16.8 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of an etch product line that has been discontinued. In addition, we consolidated our Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets. During the fourth quarter of fiscal 2002, we determined that outplacement services guaranteed by us for terminated employees and other employee benefit costs were not going to be fully utilized and therefore recovered $1.4 million of restructuring charges recorded in the fourth quarter of fiscal 2001. We also recovered $0.9 million from certain of our etch product line inventory, previously segregated and written-off.

Below is a table summarizing activity relating to the June 2001 Plan:

                                              LEASE
                                 SEVERANCE   PAYMENTS   ABANDONED                OTHER
                                    AND     ON VACATED    FIXED    DISCONTINUED   EXIT
                                  BENEFITS  FACILITIES    ASSETS   INVENTORY     COSTS      TOTAL
                                 ---------- ----------  ---------- ----------  ---------- ---------
                                                                 (in thousands)
Fiscal year 2001 provision......$    8,282 $    1,312 $     3,036 $    3,732  $      407 $  16,769
Cash payments...................    (4,067)        --          --         --          --    (4,067)
Non-cash charges................        --         --      (3,036)    (3,732)        (10)   (6,778)
                                 ---------- ----------  ---------- ----------  ---------- ---------
Balance at June 24, 2001........     4,215      1,312          --         --         397     5,924
                                 ---------- ----------  ---------- ----------  ---------- ---------
Recovery of assets...............       --         --          --        889          --       889
Cash payments....................   (1,507)      (706)         --         --         (27)   (2,240)
Non-cash charges.................     (819)        --          --         --        (322)   (1,141)
Reversal of restructuring charge.   (1,359)        --          --       (889)         --    (2,248)
                                 ---------- ----------  ---------- ----------  ---------- ---------
Balance at June 30, 2002........$      530 $      606  $       -- $       --  $       48 $   1,184
                                 ========== ========== ======================  ========== =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed to the plan of termination and determined the benefits the employees being terminated would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.5 million as of June 30, 2002 is anticipated to be utilized by December 2002.

Lease Payments on Vacated Facilities relates to the remainder of the lease term after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given the prevailing real estate market conditions, that it would take approximately 24 months to sub-lease our vacated buildings in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

We wrote-off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and etch product line inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with capital improvements to the vacated facilities.

Our business outlook in mid to late summer of 2001, indicated further deterioration in semiconductor sales from the fourth quarter of fiscal 2001, resulting in a lower outlook for the wafer fabrication equipment market and therefore in our revenues. Consequently, in August 2001, we announced a new plan ("the September 2001 Plan") to further reduce our fixed cost infrastructure, including an approximate 10% reduction-in-force. During the first quarter of fiscal 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. We began implementing the announced restructuring activities and reduced our workforce by approximately 550 employees, worldwide prior to September 23, 2001. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, write-offs for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of selected, older etch product lines that were discontinued. During the fourth quarter of fiscal 2002, we determined that outplacement services guaranteed by us for terminated employees and other employee benefit costs were not going to be fully utilized and therefore recovered $0.7 million of restructuring charges recorded in the first quarter of fiscal 2002. We also recovered $0.8 million from certain of our older etch inventories, previously segregated and written-off and $0.3 million from facilities leases.

Below is a table summarizing activity relating to the September 2001 Plan:

                                              LEASE
                                 SEVERANCE   PAYMENTS   ABANDONED
                                    AND     ON VACATED    FIXED    DISCONTINUED
                                  BENEFITS  FACILITIES    ASSETS   INVENTORY     TOTAL
                                 ---------- ----------  ---------- ----------  ----------
                                                     (in thousands)
Fiscal year 2002 provision......$   10,767 $    1,746 $       935 $    7,600  $   21,048
Recovery of assets...............       --         --          --        785         785
Cash payments....................   (8,135)      (762)         --         --      (8,897)
Non-cash charges................    (1,035)        --        (935)    (7,600)     (9,570)
Reversal of restructuring charges     (695)      (317)                  (785)     (1,797)
                                 ---------- ----------  ---------- ----------  ----------
Balance at June 30, 2002........$      902 $      667  $       -- $       --  $    1,569
                                 ========== ========== =========== ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.9 million as of June 30, 2002 is anticipated to be utilized by December 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease the vacated facilities in Fremont, California.

We wrote-off leasehold improvements relating to the vacated buildings of approximately $0.9 million, as these items will have no future economic benefit and have been abandoned. Additionally, we exited selected, older etch product lines and wrote-off the related discontinued manufacturing inventory.

The continued and severe degradation in the wafer fabrication equipment market in late calendar year 2001 and its impact on our near-term financial forecast necessitated another restructuring plan ("the December 2001 Plan"). In December 2001, we publicly announced our intention to reduce global employment by approximately 12% and further consolidate our facilities. During the second fiscal quarter, the December 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. We began implementing the announced restructuring activities and reduction of our workforce by approximately 470 employees, worldwide prior to December 30, 2001. We recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

Below is a table summarizing activity relating to the December 2001 Plan:

                                              LEASE
                                 SEVERANCE   PAYMENTS   ABANDONED
                                    AND     ON VACATED    FIXED
                                  BENEFITS  FACILITIES    ASSETS     TOTAL
                                 ---------- ----------  ---------- ----------
                                              (in thousands)
Fiscal year 2002 provision......$   14,208 $    9,637  $    9,928 $   33,773
Cash payments...................    (9,122)      (386)         --     (9,508)
Non-cash charges................    (1,529)      (127)     (9,928)   (11,584)
                                 ---------- ----------  ---------- ----------
Balance at June 30, 2002........$    3,557 $    9,124  $       -- $   12,681
                                 ========== ========== =========== ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $3.6 million as of June 30, 2002 is anticipated to be utilized by December 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease the vacated facilities in Fremont, California.

We wrote off leasehold improvements relating to the vacated buildings of approximately $8.8 million, as these items will have no future economic benefit and have been abandoned. Additionally, certain fixed assets of approximately $1.1 million associated with these facilities had no future economic benefit and have been abandoned and written-off.

As summarized above, restructuring activities have had a significant impact on our operating results. As discussed under "Recent Accounting Pronouncements" below, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). Had FAS 146 been applicable when we undertook our restructuring activities, the timing and amount of the charges recognized may have been different than those reported. FAS 146 is applicable to restructuring activities initiated on or after December 31, 2002 with early adoption encouraged. FAS 146 does not apply to our previous restructuring activities.

Asset Impairment Charges

During the second quarter of fiscal 2002, we determined that the carrying value of certain laboratory and demonstration equipment to be disposed of exceeded its fair value less cost to sell. Fair value was assessed using the market values of similar used laboratory and demonstration equipment. Impairment occurred due to rapid technological changes brought about by the semiconductor industry's move to copper and 300-mm applications. In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we recorded a pre-tax impairment charge of $9.5 million. A $5.3 million write-down to fair value of certain laboratory tools is included in R&D expenses and $4.2 million of write-downs to fair value of demonstration equipment are included in SG&A expenses. Remaining equipment with carrying values totaling $1.1 million is reviewed quarterly for incremental impairment and is anticipated to be disposed of within the next 12 months.

Patent Litigation Settlement

On December 19, 2001, we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash ($5.0 million in December 2001 and the balance of $15.0 million to be paid quarterly over the next 3 years) and issued a warrant with a fair value of $21.5 million that entitled Varian to purchase 2,000,000 shares of our Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Varian and Lam agreed to dismiss all pending claims and counterclaims relating to the litigation.

In connection with the settlement, we recorded a charge of $38.8 million in the quarter ended December 30, 2001, which represents approximately 93% of the total value of the settlement. The remaining portion of the total value of the settlement relating to the future licensed use of the patents, $2.7 million, is being amortized ratably over 10 quarters.

The imputed value of the warrant was determined using the Black-Scholes valuation model. The key assumptions used in the valuation model were an expected life of 4 years, anticipated stock price volatility of 61% and a risk-free interest rate of 4.5%.

Purchased Technology for Research & Development

During the second quarter of fiscal 2001, we made an equity investment in, and purchased a portfolio of CMP intellectual property rights and research and development technology from Strasbaugh. We recognized a one-time charge to income of $8.0 million for the purchase of in-process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. Our equity interest in Strasbaugh, representing approximately 20% of Strasbaugh's total capital stock, is accounted for under the equity method and the intellectual property rights are being amortized ratably over five years.

Based on our analysis of Strasbaugh's current and expected financial performance, we determined in the third quarter of fiscal 2002 that the carrying value of our equity investment had experienced an other-than-temporary impairment and recorded a $2.0 million charge in other expense to write down the investment to its estimated fair value.

Our equity in the income (loss) from Strasbaugh as of the end of fiscal 2002 and fiscal 2001 was ($0.8) million and $0.7 million, respectively. The income (loss) has not been material, and, therefore, has not been itemized in other income, net, on the accompanying statements of operations.

During the second quarter of fiscal 2000, we purchased intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc ("Oliver"). We recognized an expense for the purchase of research and development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which are being amortized ratably over their estimated useful life of five years. The technology is being used in a next generation product development project and has no future alternative use.

Other Income (expense), net

Other income (expense), net, was ($8.2) million, $15.1 million and $7.0 million in fiscal year 2002, 2001, and 2000, respectively. The increase in net other expense in fiscal 2002 compared to fiscal 2001 was driven by lower yields on investments due to declining interest rates in fiscal 2002, the non-taxable loss on our equity derivatives indexed to Lam stock, and the decrease in foreign currency exchange gains due to lower foreign currency balances. The increase in fiscal 2001 compared to fiscal 2000 was driven by higher interest income on a substantially larger average investment portfolio.

During the fourth quarter of fiscal 2001, we applied Emerging Issues Task Force ("EITF") Issue No. 00-19, in accounting for our equity derivatives indexed to our own stock. In accordance with EITF 00-19, we recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to our own stock as an asset. The cumulative change was not recorded net of tax because the option settlement, if any, will be non-taxable. We adjust the carrying value of these derivative instruments to their fair value at the end of each reporting period, with the change in fair value being recorded as a gain or lose in our statement of operations. For additional information about our accounting for these equity derivatives, refer to our discussion of Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock, included in Critical Accounting Polices in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Based on a June 28, 2002 stock price of $17.98, the fair value of the equity derivatives was $24.8 million, which resulted in a non-taxable loss of $8.2 million for fiscal 2002.

Tax Expense (Benefit)

Our effective annual income tax rate was 31.7%, excluding the loss on equity derivative contracts indexed to our stock in fiscal year 2002, and 30.0% and 13.5% in fiscal years 2001 and 2000, respectively. The cumulative loss from the change in fair value of our equity derivatives indexed to our stock is non-taxable. The fiscal year 2000 rate reflected the benefit of net operating losses and research and development tax credits carried over from prior periods. During the first quarter of fiscal 2002, income tax benefit was recorded using a 10.0% tax rate estimate; income tax benefit in subsequent fiscal 2002 quarters was recorded using a 30.0% tax benefit rate estimate. The increase in the tax benefit rate results from the tax benefit of the R&D credit being proportionately greater in subsequent quarters due to lower projected pretax income and our continued and substantial investment in engineering and development programs qualifying for R&D tax benefits.

Deferred Tax Assets

We had gross deferred tax assets arising from non-deductible temporary differences and tax credit carryforwards of $290.4 million, $244.1 million and $202.5 million in fiscal year 2002, 2001 and 2000, respectively. The gross deferred tax assets are offset by valuation allowances of $52.2 million, $31.2 million and $94.7 million and deferred tax liabilities of $26.7 million, $35.6 million and $19.0 million in fiscal year 2002, 2001 and 2000, respectively. Realization of the majority of the net deferred tax assets is dependent on our ability to generate future taxable income and we believe that it is more likely than not that the assets will be realized based on forecasted profitability. However, there can be no assurance that we will meet our expectations of future income. We evaluate the realizability of the deferred tax assets quarterly and assess the need for additional valuation allowances, if any.

Outsourcing

We define aspects of our business as either core or critical capabilities and those that are in support of these capabilities. We have identified as critical for success in the marketplace our ability to develop leading edge products, to market and sell what we develop and to service and support directly with our customers, what we sell. Most other activities in the company are in support of product development, marketing and selling and customer service. Consequently, over the last 15 months, we began implementation of an outsourcing strategy to obtain certain support services from third parties. Accordingly, during fiscal 2002, we entered into agreements to outsource elements of our manufacturing, warehousing, facilities management and information technology functions. We believe that entering into these outsourcing programs may provide us more flexibility to scale our operations up and down, in a more timely and cost effective manner to respond to requirements generated by the cyclical nature of our business. Implementing this outsourcing strategy is intended to lead to proportionally more of our employees supporting core activities and decrease our reliance on temporary workforce during peak business cycles as well as reduce the fluctuation in employment that occurs due to the cyclical nature of our business.

Related Party Transactions

During fiscal year 2001, our President and Chief Operating Officer signed a promissory note with Lam entitling him to borrow up to $1.0 million dollars at 6.75% simple interest. At June 30, 2002, the entire principal amount, $1.0 million, and accrued interest was outstanding. The loan is secured by a mortgage on his personal residence and is repayable, in full, together with accrued interest, at any time, but no later than May 8, 2005.

Subsequent Events

The 5% Convertible Subordinated Notes, ("5% Notes"), matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

At the end of August 2002, we repurchased approximately 3.5 million shares of our common stock with a market value of $47.6 million ($13.60 per share) by physically settling certain put and call option contracts (equity derivative contracts), which gave us the right to repurchase the shares for $39.1 million ($11.19 per share) from independent third parties. By settling the equity derivative contracts, we were able to repurchase the shares at a discount of $8.4 million ($2.41 per share) from their fair market value. As a result of this transaction, we recognized an increase in treasury stock of $47.6 million. From June 30, 2002 through the settlement date, the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million as a result of changes in the fair value of our common stock over the same period. This reduction in the equity derivative contracts fair value will be included in our earnings for the quarter ending September 29, 2002.

Critical Accounting Policies and Estimates

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, we will recognize revenue where it can be reliably demonstrated that the delivered system meets all of the customer specifications. Revenue related to spare parts sales, system upgrade kits and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a straight-line basis over the term of the contract.

We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Prior to fiscal year 2001, the Company's revenue recognition policy was generally to recognize revenue for sales of equipment at the time of shipment.

As a result of our change in revenue recognition policy in the fourth quarter of fiscal 2001, and the cumulative effect of the change on our financial statements, the deferred revenue balance upon adopton of SAB 101, as of June 26, 2000, was $433.0 million, consisting of equipment that was shipped but had not yet been accepted as of June 25, 2000. Of this amount, we recognized revenue of $29.1 million and $401.0 million during fiscal 2002 and 2001, respectively. At June 30, 2002, the deferred revenue balance, including $2.9 million attributable to the cumulative effect adjustment, was approximately $121.2 million.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer", for the purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. To qualify as permanent equity, all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract that require cash settlement and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value, and subsequent changes in fair value are not recognized unless a change in the contract classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

Lam equity derivatives include certain put and call options indexed to our own stock. Application of EITF 00-19 requires these instruments be recorded at their fair value at the end of each reporting period, the change in fair value being recorded as a gain or loss on our statement of operations. Our equity derivatives are collateralized by restricted cash of $9.1 million and may not be settled in unregistered shares.

In accordance with EITF 00-19, in the fourth quarter of fiscal 2001, we recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of these put and call options indexed to our own stock as an asset. The June 24, 2001 cumulative effect adjustment, a gain of $33.1 million ($0.25 per diluted share), was based on a June 24, 2001 stock price of $28.50. The cumulative change in fair value was not recorded net of tax because the option settlement will be non-taxable.

Based on a June 28, 2002, stock price of $17.98, the $24.8 million fair value of the equity derivatives resulted in a non-taxable loss of $8.2 million for the year ended June 30, 2002. The loss is recorded in Other Income (Expense)in the June 2002 Condensed Consolidated Statement of Operations. The fair value of the options is recorded in Other Current Assets.

See "Subsequent Events" included herein Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"for information concerning the settlement of our equity derivatives.

Refer to Item 7A, "Qualitative and Quantitative Disclosures about Market Risk" for additional information about our investments in equity derivative financial instruments.

Inventory Valuation: Inventories are stated at the lower of cost (first-in, first-out method) or market using standard costs, which approximate actual cost. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify when title transfers, we assume title transfers when we complete physical delivery of the products.

Standard costs are generally re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts and currently achievable assembly and test labor and overhead for manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to fully absorb spending at average utilization volumes. All intercompany profits related to the sale and purchase of inventory between our legal entities are eliminated from our consolidated financial statements.

The assembly outsourcing initiative has and will continue to alter the composition of reported cost of sales. Over time, proportionately more costs will comprise purchased materials and less will represent manufacturing labor and overhead, reflecting the substitution of our assembly activities with the purchase of completed modules and integrated units from new outsource assembly vendors.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirements over the next 12 to 36 months based on estimated customer product orders is written-down to its estimated market value, if less than cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and or market obsolescence, general semiconductor market conditions, possible alternative uses and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

Installation and Warranty: Typically, part of marketing and selling semiconductor capital equipment includes installing and providing parts and service warranty to customers as part of the overall price of the system. We generally record actual labor and material expenses for installation activities to cost of sales upon equipment acceptance and revenue recognition. We also provide a contractual performance warranty on our systems, the period of which runs concurrent with the system installation process, generally 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. We record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as a new, simpler installation process or the impact of system reliability improvements. Where customer and system specific installation and warranty reserves are established, all actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

Actual warranty expenses incurred on a system-by-system basis, and overall, may differ from our original estimates. While we consistently monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. Accordingly, actual costs that exceed the estimates are expensed as incurred and at the same time, additional probable and estimable liabilities recorded.

We do not maintain general or unspecified provisions or reserves; all warranty reserves are related to specific systems. Historically, including the most recent 12 months ended June 30 2002, all warranty obligations have been determined with reasonable estimates.

In addition to the provision of standard warranties, the company provides customer paid extended warranty services. Revenues for extended maintenance and warranty services, with a term of more than one month, are recognized on a prorated straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

At June 30, 2002, warranty reserves were $15.5 million, compared to $28.3 million at June 24, 2001.

Employee Stock Purchase Plan and Employee Stock Option Plans: We account for our stock purchase plan and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") and make pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), were followed. Our employee stock purchase plan is a non-compensatory plan and our stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

Pro forma net income (loss) and net income (loss) per share disclosed in the footnotes to our consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable measure of the fair value of our stock-based awards to employees.

Deferred Income Taxes: We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. We have considered future estimated taxable income and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance covers the tax benefit from the exercise of employee stock options. When these tax benefits are realized, the valuation allowance will be reversed and credited to capital in excess of par value.

Recent Accounting Pronouncements

Impairment or Disposals of Long-Lived Assets: In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long- Lived Assets". FAS 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and applies to all long-lived assets (including discontinued operations). We are required to adopt FAS 144 at the beginning of fiscal 2003. FAS 144 is applied prospectively upon adoption and is not anticipated to have a material impact on our consolidated financial position or operating results.

Costs associated with Exit or Disposal Activities: In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. FAS 146 is applied prospectively upon adoption and is not anticipated to have a material impact on our current financial position or results of operations.

Consolidation of Certain Special-Purpose Entities: In June 2002, the FASB issued an Exposure Draft of a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements "Consolidation of Certain Special-Purpose Entities"(the proposed Interpretation or Exposure Draft) that establishes accounting guidance for consolidation of special-purpose entities ("SPE"). The proposed Interpretation will apply to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with an SPE. The Exposure Draft provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a SPE, that functions to support the activities of the Primary Beneficiary. The proposed Interpretation may result in our having to consolidate the operating results of a SPE or similar entity, which is a lessor under one of our operating lease agreements. The FASB expects to issue the Interpretation in the fourth quarter of calendar year 2002. The effective date of these proposed new rules on our current operating leases could be as early as the beginning of our fiscal quarter ending June 2003, and sooner on any new leases entered into after the new rules' effective date which utilize SPEs or equivalent lease structures. Implementation of this Exposure Draft, when and if it becomes a final accounting rule, could require us to consolidate the activities of the SPE and recognize the asset and related liability.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In May 2002, the FASB issued an Exposure Draft of a proposed Interpretation that would require a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. The proposed Interpretation would also require a company ("the guarantor") to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The proposed Interpretation does not provide guidance on the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. The proposed Interpretaton would also incorporate, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others " which is being superseded. Implementation of this Exposure Draft, when and if it becomes a final accounting rule would be effective for financial statements for periods ending after December 25, 2002 and would be applied only on a prospective basis to guarantees issued after December 31, 2002. The proposed Interpretation is not anticipated to have a material impact on our current financial position or results of operations.

Liquidity and Capital Resources

As of June 30, 2002, we had $945.2 million in cash, cash equivalents, short-term investments, and restricted cash compared with $925.4 million at June 24, 2001.

Subsequent event: The 5% Notes, principal amount of $309.8 million, matured on September 2, 2002, and were redeemed in cash. The proceeds we used to redeem the 5% Notes came primarily from short-term investments that had matured subsequent to June 30, 2002.

Net cash provided by operating activities was $21.8 million in fiscal 2002. Net loss for the year of $90.1 million adjusted for non-cash charges of $138.5 million, resulted in positive cash flow of $48.4 million, which was partially offset by uses of working capital totaling $26.6 million. Non-cash charges include items such as depreciation and amortization, patent litigation settlement, restructuring charges, deferred income taxes, impairment charges and the adjustment for the loss on equity derivative contracts in company stock.

Significant changes in current assets and liabilities resulted from improved accounts receivable turnover and the continued use of programs to selectively sell accounts receivables, which resulted in a $118.2 million improvement. Additionally, highly controlled purchasing processes combined with lower shipments and inventory write-downs for excess, obsolete, and older- generation products reduced inventory by approximately $96.5 million. Accrued liabilities declined by $65.4 million due to reduced compensation and warranty liabilities. Deferred profits for shipments not yet recognized as revenue fell $187.4 million, in line with equipment delivery trends.

Net cash used in investing activities during fiscal 2002 was $88.1 million, down from $427.5 million in 2001. Significant uses of cash in fiscal 2002 included net purchases of short-term investments of $65.4 million and limited capital expenditure projects of $10.6 million. Additionally, restricted cash increased $10.5 million, mostly due to collateral requirements of our interest rate swap agreement.

Net cash provided by financing activities during fiscal 2002 was $16.3 million. Net proceeds from the issuance of our common stock generated $19.4 million. We repurchased $10.7 million of common stock and reissued $16.3 million of treasury stock through the employee stock purchase program. Principal payments on debt and capital lease obligations were $8.7 million.

Property and equipment was $67.5 million at June 30, 2002, compared to $126.5 million at June 24, 2001. The decrease in property and equipment in fiscal 2002 compared to fiscal 2001 is primarily due to minimum expenditures for capital projects during fiscal 2002, write-offs of leasehold improvements and certain fixed assets related to buildings that we have vacated due to restructuring activities, and impairments of certain laboratory and demonstration equipment.

At June 30, 2002, our contractual cash obligations and commitments relating to our debt retirements, lease payments, other long-term liabilities, and outsourced functions are as follow:

                                    Debt and other               Outsourcing
                                     long-term     Operating    and Consignment
                                    liabilities      Leases      Contracts
                                    ------------   ----------  --------------
                                                (in thousands)
Through June 29, 2003 (1)........  $    315,291   $   63,553  $       34,321
2004 through 2006................       359,691       86,909           9,586
2007 and thereafter..............            --        7,687
                                    ------------   ----------  --------------
  Total .........................  $    674,982   $  158,149  $       43,907
                                    ============   ==========  ==============

(1) The 5% Notes, principal amount of $309.8 million, mature on September 2, 2002 and are included in the Current Liabilities section of the Balance Sheet as of June 30, 2002.

Debt financing includes two Convertible Subordinated Notes and a Yen-denominated term loan. Details of the Convertible notes are:

Description	4% Convertible Subordinated Notes, "4% Notes"	5% Convertible Subordinated Notes, "5% Notes"
Offering Date	May 2001	August 1997
Offering Amount	$300.0 million	$310.0 million
Maturity Date	June 1, 2006	September 2, 2002
Offering Expenses

$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $6.7 million and $8.4 million at June 30, 2002 and June 24, 2001, respectively.

$9.0 million incurred at the time of offering ratably amortized to other expense over the term of the 5% Notes. Remaining unamortized balance of $0.3 million and $2.1 million at June 30, 2002 and June 24, 2001, respectively.

Interest Rate terms	4% payable on June 1 and December 1 of each year, commencing December 1 2001	5% payable on September 1 and March 1 of each year, commencing March 1 1998
Conversion Rights

Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments

Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $29.26 per share subject to anti-dilution adjustments

Redemption terms

Redeemable at Lam option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest.

Redeemable at Lam option, beginning September 6, 2000 with at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, if the closing price of Lam Common Stock is at least 130% of the conversion price for at least 20 trading days ending within a period of 30 consecutive trading days ending within 5 trading days prior to the notice of redemption

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the company	5% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the company

During the fourth quarter of fiscal 2001, we entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($48.5 million at June 30, 2002) with a syndicate of financial institutions, in order to fund our Japanese subsidiary operations. The entire principal amount under the new term loan is due at maturity, June 11, 2004, and has a floating interest rate based on the Tokyo Interbank Offered Rate ("TIBOR"), which at June 30, 2002, was 2.6% per annum.

During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of the Company's 4% Notes, attributable to changes in the benchmark interest rate. The transaction swapped 4% fixed interest payments for variable interest payments based on the London Interbank Offered Rate ("LIBOR") based interest rate, resulting in interest expense savings of approximately $3.5 million for the fiscal year ended June 30, 2002. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense to the Company may be incurred. Under the terms of the transaction, we must provide collateral to match any mark-to-market exposure on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter to quarter commensurate with the mark-to-market exposure on the swap instrument. Generally the required collateral will rise as interest rates rise. At the end of fiscal 2002 we have $10.5 million in restricted cash on our balance sheet (classified as a long-term asset) related to this transaction.

The swap is accounted for as a fair value hedge under the provisions of FAS 133. This discussion should be read in conjunction with Note E of our Consolidated Financial Statements, included in Item 8 of this Form 10K.

On December 19, 2001, we signed a final settlement agreement with Varian in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash ($5.0 million in December 2001 and the balance of $15.0 million to be paid quarterly over the next 3 years). The contractual cash obligations and commitments table presented above includes our cash obligations at June 30, 2002, related to the Varian settlement.

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. Generally, all of our facility leases for buildings located at our Fremont, California headquarters and certain operating leases provide us with an option to extend the leases for additional periods. Certain of our other facility leases provide for periodic rent increases based on the general rate of inflation.

Lease agreements relating to certain buildings at our Fremont, California campus, require us to provide guaranteed residual values totaling $97.1 million at the end of the respective lease terms which are reflected in the preceding table ($44.4 million in 2003, $25.2 million in 2005 and $27.5 million in 2006). The lessor associated with one of these lease agreements is a SPE or equivalent structure. Presently, we account for this lease as an operating lease while the SPE owns and accounts for the leased assets and related liabilities. The FASB has issued an Exposure Draft "Consolidation of Certain Special Purpose Entites", a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" that establishes accounting guidance for consolidation of SPEs. Implementation of this Exposure Draft, when and if it becomes a final accounting rule, could require us to consolidate the activities of the SPE and recognize the asset and related liability.

Additionally, one of our lease agreements includes collateral restrictions that require us to maintain a certain amount of cash, $51.4 million at June 30, 2002, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of required cash collateral is reduced), as the underlying obligation is paid down by the lessor.

During the second half of fiscal 2002, we entered into agreements with third parties to outsource certain elements of our manufacturing, warehousing, logistics, facilities maintenance and information technology functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum outsourcing obligations at June 30, 2002 under these arrangements. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, these agreements provide for potential cancellation charges including the assumption of leases, assets and employees.

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as inventory until title is transferred or our purchase obligation is determined. At June 30, 2002, vendor owned inventories held at Lam and not reported as inventory were approximately $15 million.

In fiscal 1999, we entered into certain option transactions with independent third parties (the "third parties") for the purchase and sale of our Common Stock. Our Board of Directors authorized us to acquire from the third parties options to purchase up to 10.5 million shares of our Common Stock. These call options were to be acquired to offset the anticipated dilutive effect of a potential conversion into Common Stock of the 5% Convertible Subordinated Notes previously issued by us, and which became due September 2, 2002. As part of the program, the Board of Directors also authorized us to enter into the sale of put options with the same third parties covering up to 15.75 million shares of our Common Stock. We anticipated that the premiums we would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost of our purchase of the call options from those same third parties.

Pursuant to the authorization described above, as of June 30, 2002, we have acquired call options to purchase 3.72 million shares of our Common Stock; the weighted-average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the 5% Notes issued in August 1997, and the weighted average exercise price of the call options). We also entered into put option contracts with these same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share. On June 1, 2002, all but one of these outstanding put option contracts expired. As of June 30, 2002, we have one remaining put option contract with a third party covering 3.04 million shares of our Common Stock, giving the third party the right to sell to us shares of our Common Stock at a weighted-average price of $9.32 per share.

The call and put options are European style options exercisable upon expiration; all of the options expire no later than September 3, 2002, which is the business day following the date on which the 5% Notes must either be converted or retired. Upon option exercise, we have the ability, at our discretion, to permit the options to be physically settled (i.e., shares would be delivered to us against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). Certain scenarios may require that we deliver cash to the counter-party to achieve full settlement under the terms of the instruments. We can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate Third Party. While the options are only exercisable at expiration, the terms of the contracts with the third parties provide for early termination and settlement of the options upon the occurrence of certain events (in a form determined by us which includes net settlement of shares), including without limitation our material breach of the agreement, default on certain indebtedness or covenants relating to our financial condition, reduction in our S&P credit rating below B or a drop in the price of our Common Stock to less than $1.67 per share.

We account for these derivative financial instruments, indexed and potentially settled in our stock, under the provisions of EITF 00-19. At June 30, 2002, the instruments had a net fair value of $24.8 million and are included in "Other Current Assets".

If the average stock price is below $9.32 during any period, the required number of shares to net settle the Company's obligation under the put option agreement would be considered dilutive securities in our dilutive earnings per share ("EPS") calculation.

See "Subsequent Events" included herein Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the repayment of our 5% Notes that matured September 2, 2002 and the settlement of our equity derivatives.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to sustain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 30, 2002, combined with cash conservation activities, are expected to be sufficient to support our presently anticipated levels of operations, investments, capital expenditures, settlement in cash of our 5% Notes which matured on September 2 2002, and settlement of equity derivative contracts through at least the end of calendar year 2003.

In the longer-term, liquidity will depend to a great extent on our future revenues, and our ability to appropriately size our business based on demand for our products.

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

We manage our expense levels in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. We derive our revenue primarily from the shipment and acceptance of a relatively small number of high-priced systems. Our systems can range in price from approximately $400,000 to $4 million per unit. Because our operating expenses are based on anticipated future revenues, and a high percentage of those expenses are relatively fixed, a change in the timing of recognition of revenue and the level of gross profit from a single transaction can unfavorably affect operating results in a particular quarter.

Our operating results for a quarter may suffer substantially if:

  we ship fewer systems than we anticipate in any quarter;

  our customers delay final acceptance of our shipments;

  we do not receive anticipated purchase orders in time to enable shipment or acceptance of equipment during a given quarter;

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

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

In December 1999, the Securities and Exchange Commission issued SAB No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition of revenue for sales that involve contractual customer acceptance provisions and product installation commitments. Prior to SAB 101, we generally recognized new systems revenue on the date the equipment was shipped to customers. Under SAB 101, we now generally recognize revenue for new equipment on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new systems revenues is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

The Semiconductor Equipment Industry is Volatile and Reduced Product Demand has a Negative Impact on Shipments

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. In late fiscal 1999, increased demand for our products drove revenue growth throughout fiscal 2000 and early fiscal 2001. In the later part of the December 2000 quarter, we began to see signs that this upturn was slowing and that customers were considering reductions in equipment purchases during the first half of calendar year 2001. These signs were confirmed in calendar year 2001, as semiconductor manufacturers canceled or delayed delivery of orders as a result of overcapacity. The resulting demand contraction had a negative impact on the level of system shipments during fiscal 2002.

Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility are expected to continue to materially affect our aggregate shipments, revenues and operating results. We will continue to respond to these fluctuations with cost management programs aimed at alignment of our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in product research and development and to maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.

We Depend on New Products and Processes for Our Success. For this Reason, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop, manufacture, and successfully introduce new products with improved capabilities and to continue to enhance our existing products. Due to the risks inherent in transitioning to new products, we strive to accurately forecast demand for new products while managing the transition from older products. If new products have reliability or quality problems our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace, which would materially and adversely affect our results from operations.

We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both. We may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. In addition, in connection with the development of new products, we will invest in pilot production inventory. Our failure to complete commercialization of these new products in a timely manner could result in inventory obsolescence, which would adversely affect our financial results.

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

We are Dependent Upon a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Generally, each of our key suppliers has a one-year blanket purchase contract under which we may issue purchase orders. We may renew these contracts periodically. Each of these component suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative source suppliers. Several of our outsourced assembly suppliers are new providers to Lam; where practical our intent is to establish alternative sources. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

Our Outsource Providers May Fail to Perform as We Expect

We are expanding the role that outsource providers play in our business. We anticipate that these outsource providers will play keys roles in our manufacturing operations and in many of our transactional and administrative functions. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers will fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers will require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and have a negative effect on our operating results.

Once a Semiconductor Manufacturer Commits to Purchase a Competitor's Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor's Equipment, Making it More Difficult for Us to Sell our Equipment to that Customer

Semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier's processing equipment, the manufacturer generally relies upon that equipment for that specific production line application. Accordingly, we expect it to be more difficult to sell to a given customer if that customer initially selects a competitor's equipment.

We May Lack the Financial Resources or Technological Capabilities of Certain of Our Competitors Needed to Capture Increased Market Share

We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development. Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to increasingly dominate the semiconductor equipment industry. In addition, there are smaller, emerging semiconductor equipment companies that may provide innovative technology that may have performance advantages over systems we currently, or expect to, offer.

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

Our present or future competitors may be able to develop products comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we currently are developing additional product enhancements that we believe will address future customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, we may be unable to continue to compete in our markets, competition may intensify or future competition may have a material adverse effect on our revenues, operating results, financial condition, and/or cash flows.

Our Future Success Depends on International Sales

Non-U.S. sales accounted for approximately 71% of our total revenue in fiscal 2002, 70% in fiscal 2001 and 71% in fiscal 2000. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including, but not limited to:

  foreign exchange risks;

  changing import/export requirements;

  foreign trade disputes; and

  economic, political, banking and currency problems in the relevant region.

We currently enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on Yen-denominated sales and assets, and will continue to enter into hedging transactions for the purposes outlined in the foreseeable future.

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

Our Ability to Manage Potential Growth or Decline; Integration of Potential Acquisitions and Potential Disposition of Product Lines and Technologies Creates Risks for Us

Current conditions in the semiconductor equipment industry challenges our management to control spending on operating activities. If we experience rapid growth or decline in demand for our products and services, we may face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures on a timely basis and training, managing and appropriately sizing our work force. There can be no assurance that we will be able to perform such actions successfully.

In the future, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. There can be no assurance that we will be able to achieve and manage successfully any such growth, decline, integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies would have a material adverse effect on our business, operating results, financial condition, and cash flows.

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. We may acquire additional businesses, products or technologies in the future. Any acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations, and/or the price of our Common Stock.

The Market for Our Common Stock is Extremely Volatile, which May Affect our Ability to Raise Capital or Make Acquisitions

The market price for our Common Stock is extremely volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to factors, including but not limited to the following:

  general market, semiconductor, or semiconductor equipment industry conditions;

  global economic fluctuations;

  variations in our quarterly operating results;

  variations in our revenues or earnings from levels that securities analysts forecast;

  announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products;

  government regulations;

  developments in, or claims relating to, patent or other proprietary rights;

  disruptions with key customers or suppliers; or

  political, economic or environmental events occurring globally or in any of our key sales regions.

In addition, the stock market experiences significant price and volume fluctuations. Recent volatility in the price of our Common Stock was tied in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors have and may again adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management's attention and resources and have an unfavorable impact on the price for our Common Stock.

Risk Associated With Our Interest Rate Swap Agreement

We aim to limit the impact of interest rate exposure associated with our interest rate sensitive investments and debt obligations. To minimize the effect of the interest rate exposure associated with our 4% Notes, we have entered into an interest rate swap agreement with a notional amount of $300 million. We entered into the swap in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate.

If 6-month LIBOR based interest rates remain at current levels or decrease we expect the swap will result in interest savings. However, a rise in 6-month LIBOR based interest rates above approximately 5 % per annum in future periods could result in incremental levels of interest expense.

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

Intellectual Property and Other Claims Against Us Can Be Costly and Could Result in the Loss of Significant Rights which are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition or other claims against us. Additionally, from time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity agreements with certain officers, directors and key employees provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam. In such cases, it is our policy either to defend the claims or to negotiate licenses on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses on commercially reasonable terms, or at all and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and long-term debt obligations. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations at June 30, 2002, and June 24, 2001:

                                                                 June 30,                                June 24,
                                                                  2002                                     2001
                          ------------------------------------------------------------------------------ ---------
                                                                             THERE-              FAIR
                             2003      2004       2005     2006      2007    AFTER     TOTAL     VALUE     TOTAL
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
                                                                 ($ in thousands)
Cash equivalents
  Fixed rate............. $145,700        --        --        --        --       --  $145,700  $145,700  $175,000
Average rate.............     1.87%       --        --        --        --       --      1.87%       --      4.03%
Short-term investments
  Fixed rate............. $368,469  $130,756        --        --        --       --  $499,225  $499,225  $505,050
Average rate.............     4.32%     3.27%       --        --        --       --      4.04%       --      4.94%
  Auction rate preferreds
  Variable rate.......... $202,549        --        --        --        --       --  $202,549  $202,549  $137,850
Average rate.............     2.13%       --        --        --        --       --      2.13%       --      4.36%
Restricted cash
  Fixed rate ............  $60,433   $10,550        --        --        --       --   $70,983   $70,983   $60,800
Average rate.............     2.36%     3.41%       --        --        --       --      2.52%       --      4.79%
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
Total investment
  Securities............. $777,151  $141,306        --        --        --       --  $918,457  $918,457  $878,700
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
Average rate.............     3.14%     3.28%       --        --        --       --      3.15%       --      4.66%
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------

Long-term debt
  Fixed rate............. $310,260        --        --   300,000        --       --  $610,260  $566,010  $618,936
Average rate.............     5.00%       --        --      4.00%       --       --      4.51%       --      4.45%
  Variable rate..........       --   $48,535        --        --        --       --   $48,535   $48,535   $49,263
Average rate.............       --      2.60%       --        --        --       --      2.61%       --      1.81%
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
Total long-term Debt      $310,260   $48,535        --  $300,000        --       --  $658,795  $614,545  $668,199
                          --------- --------- --------- --------- --------- -------- --------- --------- ---------
Average rate.............     5.00%     2.60%       --      4.00%       --       --      4.37%       --      4.26%
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

We have no cash flow exposure related to our fixed rate $309.8 million and $300.0 million Convertible Subordinated Notes. However, we do have cash flow exposures on the interest expense related to our ¥6.0 billion ($48.5 million at June 30, 2002) Yen-denominated bank term loan because the lending rates under that term loan vary with TIBOR.

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For this reason, we enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of our Yen-denominated assets. The changes in the fair value of these contracts are adjusted to fair value and recorded in other income and expense. In addition, we periodically hedge anticipated cash flow transactions with foreign currency forward contracts. We defer the gains and losses on these contracts and recognize them in income during the same period as the hedged transaction is recognized in income.

On June 30, 2002, the notional amount of outstanding yen forward contracts designated as cash flow hedges was $48.3 million. The unrealized loss on the contracts on June 30, 2002, was $0.8 million. A 15% appreciation of the yen would result in an unrealized loss of $8.5 million, while depreciation in the exchange rate of the yen of approximately 15% would result in an unrealized gain of $6.4 million.

On June 30, 2002, the notional amount of outstanding yen forward contracts designated as balance sheet hedges was $13.7 million. The unrealized loss on the contracts on June 30, 2002, was $8.6 thousand. A 15% appreciation of the yen would result in an unrealized gain of $2.4 million. Depreciation in the exchange rate of the yen of approximately 15% would result in an unrealized loss of $1.8 million.

During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300.0 million in order to hedge changes in the fair value of the Company's 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest rates payments based on the LIBOR based interest rate. At June 30, 2002, the fair value of the swap, $3.2 million, is recorded in Other Long-Term Assets. An increase in rates by 1% would result in an incremental loss of $9.9 million. A decrease in rates by 1% would result in an incremental gain of $10.3 million.

During fiscal 1999, we entered into third party option transactions for the purchase and sale of our Common Stock, in order to offset the dilutive effect of a potential conversion into Common Stock of the $309.8 million 5% Convertible Subordinated Notes due September 2, 2002. As of June 30, 2002, we acquired call options to purchase 3.72 million shares of our Common Stock. The weighted-average exercise price of these options is $11.29. The call options provide that our maximum benefit at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the Notes, and the weighted average exercise price of the call options). We also entered into put option contracts with these same third parties covering 5.58 million shares of our Common Stock, giving those third parties the right to sell to us shares of our Common Stock at a weighted average price of $9.48 per share. On June 1, 2002, all but one of these outstanding put option contracts expired. As of June 30, 2002, we have one remaining put option contract with a third party covering 3.04 million shares of our Common Stock, giving the third party the right to sell to us shares of our Common Stock at a weighted-average price of $9.32 per share.

See "Subsequent Events" included herein Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning the repayment of our 5% Notes that matured September 2, 2002 and the settlement of our equity derivatives.

Below is a table showing, at assumed exercise prices for the put and call options and market prices for our Common Stock, our anticipated gain or (loss) under the put and call options upon exercise or upon maturity of the options transaction.

           AT June 30, 2002    AT MATURITY
           ----------------    ----------
                        (in thousands)
Stock Value
    $5.00         ($13,264)     ($13,122)
   $15.00          $14,368       $13,814
   $25.00          $46,704       $51,029
   $29.26          $54,617       $66,877
   $35.00          $62,256       $66,877
   $45.00          $65,934       $66,877
   $55.00          $66,538       $66,877

Based on a June 28, 2002 stock price of $17.98, the fair value of the equity derivatives was $24.8 million, which resulted in a non-taxable loss of $8.2 million for the year, ended June 30, 2002. The fair value of the options is recorded in Other Current Assets, as the instruments mature during the first quarter of fiscal 2003.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the Commission, for our Annual Meeting of Stockholders to be held November 7, 2002 (the "Proxy Statement"), and certain information included therein is incorporated herein by reference. (However, the Report of the Audit Committee, Compensation Committee and the Comparative Stock Performance graph of the Registrant's Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption "Executive Officers of the Company", which information is incorporated herein by this reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement under the headings "Proposal No. 1 Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement under the heading "Certain Relationships and Related Transactions".

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Index to Financial Statements

  2. Index to Financial Statement Schedules

Page
Schedule II--Valuation and Qualifying Accounts	84

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (c) of this Item 14, which is incorporated herein by reference.

(b) Reports on Form 8-K

(c) The list of Exhibits is set forth on pages 85 to 89 of this Form 10-K and are incorporated herein by this reference.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                  June 30,    June 24,

                                                                    2002        2001
                                                                ----------- -----------
                            ASSETS
Cash and cash equivalents......................................   $172,431    $221,659
Short-term investments.........................................    701,774     642,900
Accounts receivable, less allowance for doubtful
  accounts of $4,995 in 2002 and $4,948 in 2001................    132,113     248,910
Inventories....................................................    180,799     284,757
Prepaid expenses and other assets..............................     43,080      20,855
Deferred income taxes..........................................    125,227     157,525
                                                                ----------- -----------
          Total current assets.................................  1,355,424   1,576,606
Property and equipment, net....................................     67,496     126,533
Restricted cash................................................     70,983      60,800
Deferred income taxes..........................................     86,231      19,767
Other assets...................................................     52,157      88,069
                                                                ----------- -----------
          Total assets......................................... $1,632,291  $1,871,775
                                                                =========== ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable.........................................    $59,806     $56,568
Accrued expenses and other liabilities.........................    159,012     183,319
Deferred profit................................................     63,435     250,834
Current portion of long-term debt,capital lease obligations
  and other long-term liabilities..............................    315,291       8,963
                                                                ----------- -----------
          Total current liabilities............................    597,544     499,684
Long-term debt,capital lease obligations, and other
  long-term liabilites, less current portion...................    359,691     659,718
Commitments and contingencies
Stockholders' equity:
  Preferred stock at par value of $0.001 per share; 5,000 shares
  authorized, none outstanding.................................         --          --
Common stock at par value of $0.001 per share
  Authorized -- 400,000 shares; issued and outstanding, 127,978
  shares at June 30, 2002 and 124,917 shares at June 24, 2001..        128         125
Additional paid-in capital.....................................    542,228     498,066
Treasury stock, at cost .......................................     (9,100)    (21,904)
Accumulated other comprehensive loss...........................    (15,240)    (18,195)
Retained earnings..............................................    157,040     254,281
                                                                ----------- -----------
          Total stockholders' equity...........................    675,056     712,373
                                                                ----------- -----------
          Total liabilities and stockholders' equity........... $1,632,291  $1,871,775
                                                                =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                                                           YEAR ENDED
                                                               -----------------------------------
                                                                June 30,    June 24,    June 25,
                                                                  2002        2001        2000
                                                               ----------- ----------- -----------
Total revenue................................................    $943,114  $1,519,789  $1,230,767
Costs and expenses:
  Cost of goods sold ........................................     632,319     862,321     691,161
  Cost of goods sold -- restructuring
    charges (recoveries).....................................       5,926       3,989      (2,249)
  Cost of goods sold -- patent settlement....................      38,780          --          --
                                                               ----------- ----------- -----------
     Gross margin............................................     266,089     653,479     541,855
  Research and development...................................     179,217     227,248     176,895
  Selling, general and administrative........................     161,860     218,919     161,349
  Restructuring charges (recoveries).........................      44,850      12,780     (33,691)
  Purchased technology for research and development..........          --       8,000       7,460
                                                               ----------- ----------- -----------
                                                                  385,927     466,947     312,013
                                                               ----------- ----------- -----------
     Operating income (loss).................................    (119,838)    186,532     229,842
                                                               ----------- ----------- -----------
Other income (expense):
  Interest income............................................      31,703      31,950      25,088
  Interest expense...........................................     (26,185)    (19,980)    (20,655)
  Loss on equity derivative contracts in Company stock
   (EITF 00-19)..............................................      (8,236)         --          --
  Other, net.................................................      (5,439)      3,132       2,538
                                                               ----------- ----------- -----------
                                                                   (8,157)     15,102       6,971
                                                               ----------- ----------- -----------
     Income (loss) before income taxes and
      cumulative effect adjustments..........................    (127,995)    201,634     236,813
Income tax provision (benefit) ..............................     (37,944)     60,497      32,057
                                                               ----------- ----------- -----------
     Income (loss) before cumulative effect adjustments......     (90,051)    141,137     204,756
Cumulative effect of EITF 00-19, no related tax .............          --      33,074          --
Cumulative effect of SAB 101, net of $81,441
  related tax benefit........................................          --    (122,105)         --
                                                               ----------- ----------- -----------
     Net income (loss).......................................    ($90,051)    $52,106    $204,756
                                                               =========== =========== ===========
Net income (loss) per share:
  Basic:
   Income (loss) before cumulative effect of
     changes in accounting principles........................      ($0.71)      $1.14       $1.69
  Cumulative effect of EITF 00-19 ...........................          --       $0.27          --
  Cumulative effect of SAB 101...............................          --      ($0.99)         --
                                                               ----------- ----------- -----------
  Basic net income (loss) per share..........................      ($0.71)      $0.42       $1.69
                                                               =========== =========== ===========
  Diluted:
   Income (loss) before cumulative effect of
     changes in accounting principles........................      ($0.71)      $1.07       $1.53
  Cumulative effect of EITF 00-19............................          --       $0.25          --
  Cumulative effect of SAB 101...............................          --      ($0.92)         --
                                                               ----------- ----------- -----------
  Diluted net income (loss) per share........................      ($0.71)      $0.39       $1.53
                                                               =========== =========== ===========
Number of shares used in per share calculations:
  Basic......................................................     126,356     123,856     120,949
                                                               =========== =========== ===========
  Diluted....................................................     126,356     132,243     143,327
                                                               =========== =========== ===========
Pro forma amounts with the change in accounting principle
     related to SAB 101 applied retroactivley (unaudited):
       Total revenue.........................................          --  $1,519,789  $1,009,006
       Net income............................................          --    $174,211    $108,133
       Net income per share:
           Basic.............................................          --       $1.41       $0.89
           Diluted...........................................          --       $1.32       $0.81
Number of shares used in pro forma per share calculations:
  Basic......................................................          --     123,856     120,949
                                                               =========== =========== ===========
  Diluted....................................................          --     132,243     132,736
                                                               =========== =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                              YEAR ENDED
                                                                     -----------------------------------
                                                                        June 30,    June 24,    June 25,
                                                                           2002        2001        2000
                                                                     ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................    ($90,051)    $52,106    $204,756
Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
     Cumulative effect of change in accounting principle
      EITF 00-19...................................................          --     (33,074)         --
     Cumulative effect of change in accounting principle, SAB 101
      net of tax ..................................................          --     122,105          --
     Loss on equity derivative contracts in company stock..........       8,236
     Depreciation and amortization.................................      57,814      58,727      46,015
     Amortization of premiums on securities........................       6,524          --          --
     Deferred income taxes.........................................     (34,166)     (7,027)     18,566
     Restructuring charges (recoveries)............................      50,776      16,769     (30,609)
     Patent settlement.............................................      33,780          --          --
     Asset impairment charge.......................................       9,500
     Loss on disposal of long-lived assets.........................       3,124          --          --
     Purchased technology for research and
       development.................................................          --       8,000       7,460
     Other.........................................................       2,835        (442)         --
     Changes in certain working capital accounts:
       Accounts receivable, net of allowance.......................      44,468    (168,048)   (232,152)
       Sales of accounts receivable................................      73,778     236,608      81,327
       Inventories.................................................      96,511     (73,118)    (44,804)
       Prepaid expenses and other assets...........................       6,255        (122)     (3,940)
       Trade accounts payable......................................       5,237     (17,828)     25,367
       Deferred profit.............................................    (187,435)     45,776          --
       Accrued expenses and other liabilities......................     (65,389)    (28,557)     47,864
       Tax benefit from employee stock options.....................          --      49,412          --
                                                                     ----------- ----------- -----------
        Net cash provided by operating
          activities...............................................      21,797     261,287     119,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Gross capital expenditures.........................................     (10,619)    (64,395)    (50,360)
Purchases of available-for-sale securities.........................  (2,734,748) (1,359,095) (4,304,863)
Sales of available-for-sale securities.............................   2,669,349   1,017,861   4,277,033
Purchase of investments for restricted cash........................     (10,500)         --          --
Strategic investments..............................................          --     (14,000)     (6,460)
Other..............................................................      (1,609)     (7,915)     (7,091)
                                                                     ----------- ----------- -----------
        Net cash used for investing
          activities...............................................     (88,127)   (427,544)    (91,741)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of debt.................................          --     359,604       8,685
Principal payments on long-term debt and capital
   lease obligations...............................................      (8,693)    (23,876)    (29,081)
Treasury stock purchases...........................................     (10,678)    (45,070)    (31,584)
Reissuances of treasury stock......................................      16,292      24,489       7,277
Proceeds from issuance of common stock.............................      19,383       6,706      53,088
                                                                     ----------- ----------- -----------
        Net cash provided by financing
          activities...............................................      16,304     321,853       8,385
                                                                     ----------- ----------- -----------
Effect of exchange rate changes on cash............................         798      (3,993)     (4,403)
                                                                     ----------- ----------- -----------
Net increase (decrease) in cash and cash equivalents...............     (49,228)    151,603      32,091
Cash and cash equivalents at beginning of year.....................     221,659      70,056      37,965
                                                                     ----------- ----------- -----------
Cash and cash equivalents at end of year...........................    $172,431    $221,659     $70,056
                                                                     =========== =========== ===========
Supplemental disclosures:
Cash payments for interest.........................................     $28,717     $20,111     $15,978
                                                                     =========== =========== ===========
Cash payments for income taxes.....................................      $4,564     $14,968      $7,765
                                                                     =========== =========== ===========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                          COMMON           ADDITIONAL           ACCUMULATED OTHER
                                          STOCK    COMMON   PAID-IN   TREASURY   COMPREHENSIVE    RETAINED
                                          SHARES   STOCK    CAPITAL     STOCK    INCOME/(LOSS)    EARNINGS    TOTAL
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 30, 1999................ 116,535     $117   $388,868   ($8,429)           ($432)   $28,832   $408,956
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Sale of common stock....................   7,854        7     53,081        --               --         --     53,088
Purchase of treasury stock..............      --       --         --   (31,584)              --         --    (31,584)
Reissuance of treasury stock............      --       --         --    13,575               --     (6,298)     7,277
Components of comprehensive income:
    Net income..........................      --       --         --        --               --    204,756    204,756
    Foreign currency translation
       adjustment.......................      --       --         --        --           (7,069)        --     (7,069)
                                                                                                            ----------
         Total comprehensive income.....                                                                      197,687
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 25, 2000................ 124,389      124    441,949   (26,438)          (7,501)   227,290    635,424
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Sale of common stock....................     528        1      6,705        --               --         --      6,706
Income tax benefit from stock
  option transactions...................      --       --     49,412        --               --         --     49,412
Purchase of treasury stock..............      --       --         --   (45,070)              --         --    (45,070)
Reissuance of treasury stock............      --       --         --    49,604               --    (25,115)    24,489
Components of comprehensive income:
    Net income..........................      --       --         --        --               --     52,106     52,106
    Foreign currency translation
       adjustment.......................      --       --         --        --          (15,631)        --    (15,631)
    Change in fair value of derivatives.      --       --         --        --            4,937         --      4,937
                                                                                                            ----------
         Total comprehensive income.....                                                                       41,412
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 24, 2001................ 124,917      125    498,066   (21,904)         (18,195)   254,281    712,373
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Sale of common stock....................   3,061        3     22,682        --               --         --     22,685
Warrants issued                               --       --     21,480        --               --         --     21,480
Purchase of treasury stock..............      --       --         --   (10,678)              --         --    (10,678)
Reissuance of treasury stock............      --       --         --    23,482               --     (7,190)    16,292
Components of comprehensive income:
    Net loss............................      --       --         --        --               --    (90,051)   (90,051)
    Foreign currency translation
       adjustment.......................      --       --         --        --            6,674         --      6,674
    Change in fair value of derivatives.      --       --         --        --           (3,719)        --     (3,719)
                                                                                                            ----------
         Total comprehensive loss.......                                                                      (87,096)
                                         -------- -------- ---------- --------- ---------------- ---------- ----------
Balance at June 30, 2002.................127,978     $128   $542,228   ($9,100)        ($15,240)  $157,040   $675,056
                                         ======== ======== ========== ========= ================ ========== ==========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

Note A: Company and Industry Information

Lam Research Corporation ("the Company") is a supplier of technically complex thin film selective removal equipment used at the front-end of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization ("CMP") and post-CMP wafer cleaning systems as well as post-sale services and support for these systems. The Company sells its products primarily to companies involved in the production of semiconductors in the United States, Europe, Japan and Asia Pacific. Credit risk evaluations, including trade references, bank references and Dunn & Bradstreet ratings are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers' financial statements and payment performance. In general, the Company does not usually require collateral on sales.

The semiconductor industry has historically been cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry's demand for wafer processing equipment, including equipment manufactured and marketed by Lam. Certain of the components and subassemblies included in the Company's products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have a severe near-term effect on Lam's operating results and could result in damage to customer relationships.

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

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations and received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, the Company will recognize revenue when it can be reliably demonstrated that the delivered system meets all of the customer specifications. Revenue related to spare parts sales, system upgrade kits and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a straight-line basis over the term of the contract.

The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Prior to fiscal year 2001, the Company's revenue recognition policy was generally to recognize revenue for sales of equipment at the time of shipment.

As a result of the Company's change in revenue recognition policy in the fourth quarter of fiscal 2001, and the cumulative effect of the change on its financial statements, the deferred revenue balance upon adoption of SAB 101, as of June 26, 2000, was $433.0 million, consisting of equipment that was shipped but had not yet been accepted as of June 25, 2000. Of this amount, the Company recognized revenue of $29.1 million and $401.0 million during fiscal 2002 and 2001, respectively. At June 30, 2002, the deferred revenue balance, including $2.9 million attributable to the cumulative effect adjustment, was approximately $121.2 million.

Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB's Emerging Issues Task Force ("EITF") reached final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer", for the purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company's own stock ("equity derivatives") by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, equity derivatives that were issued prior to September 20, 2000, and classified as permanent equity must meet certain criteria or be re-classified as assets or liabilities. To qualify as permanent equity, all the following criteria must be met: the equity derivative contract must permit the company to settle in unregistered shares, the company must have sufficient authorized but unissued shares available to settle the contract, the contract must contain an explicit limit on the number of shares to be delivered in a share settlement, there can be no requirement in the contract to post collateral, there can be no "make whole" provisions in the contract that require cash settlement and there can be no provisions in the contract that indicate the counterparty has rights that rank higher than those of a common shareholder. Equity derivative contracts accounted for as permanent equity are recorded at their initial fair value, and subsequent changes in fair value are not recognized unless a change in the contract classification occurs. Equity derivative contracts not qualifying for permanent equity accounting are recorded at fair value as an asset or liability with subsequent changes in fair value recognized through the statement of operations.

Lam equity derivatives include certain put and call options indexed to its own stock. Application of EITF 00- 19 requires these instruments to be recorded at their fair value at the end of each reporting period and the change in fair value being recorded as a gain or loss on the Company's statement of operations. The Company's equity derivatives are collateralized by restricted cash of $9.1 million and may not be settled in unregistered shares; accordingly they are classified as Other Short Term Assets ($24.8 million), at the end of fiscal 2002.

In accordance with EITF 00-19, in the fourth quarter of fiscal 2001 the Company recorded a cumulative effect adjustment for the change in accounting principle to recognize the fair value of certain put and call options indexed to the Company's stock as an asset. The June 24, 2001 cumulative effect adjustment, a gain of $ 33.1 million ($0.25 per diluted share), was based on a June 24, 2001 stock price of $28.50. The cumulative change in fair value was not recorded net of tax because the option settlement will be non-taxable.

Based on a June 28, 2002, stock price of $17.98, the $24.8 million fair value of the equity derivatives resulted in a non-taxable loss of $8.2 million for year ended June 30, 2002. The loss is recorded in Other Income (Expense), in the June 30, 2002 Condensed Consolidated Statement of Operations. The fair value of the options is recorded in Other Current Assets.

Inventory Valuation: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company maintains a perpetual inventory system continuously recording the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counting. Finished goods are reported as inventories until the point of title transfer to the customer.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Obsolete inventory or inventory in excess of management's estimated usage for the next 12 to 36 months customer requirements is written-down to its estimated market value, if less than cost. Inherent in the estimates of market value are management's estimates related to our future manufacturing schedules, customer demand, technological and or market obsolescence, possible alternative uses and ultimate realization of excess inventory.

Installation and Warranty: The Company generally records actual labor and material expense for installation activities to cost of sales upon equipment acceptance and revenue recognition. The Company also provides a performance warranty on its systems, the contractual warranty period of which runs concurrent with the system installation process, generally for a period 12 months from system acceptance, not to exceed 14 months from the date of shipment to the customer. The Company records a provision for estimated warranty expenses to cost of sales for each system upon customer acceptance and revenue recognition. The amount recorded is based on actual historical spending activity by type of system, customer, and geographic region, modified for any known differences, such as a new, simpler installation process or the impact of system reliability improvements.

In addition to the provision of standard warranties, the Company provides customer paid extended warranty services. Revenues for extended maintenance and warranty services, with a term of more than one month, are recognized on a straight-line basis over the term of the contract. Related costs are recorded as incurred.

Employee Stock Purchase Plan and Employee Stock Option Plans: The Company accounts for its stock purchase plan and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") and makes pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), were followed. The Company's employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

Deferred Income Taxes: Deferred income taxes arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates when those changes are enacted. The Company uses the applicable tax rates in the year in which the differences are expected to reverse. The Company records a valuation allowance to reduce its deferred tax assets to the amount that are deemed more likely than not to be realized. The provision for income taxes represents the total of income taxes paid or payable for the current year, plus the change in deferred taxes during the year.

Fiscal Year: The Company follows a 52/53 week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company's most recent fiscal year ended on June 30, 2002 and included 53 weeks. The extra week was included in the quarter ended December 30, 2001 and did not have a material impact on the Company's consolidated financial statements. The Company's next fiscal year, ending on June 29, 2003, will include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash Equivalents: All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

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

Impairment of Long-Lived Assets: The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the asset then becomes the asset's new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Foreign Currency: The functional currencies of the Company's European, Japanese and Asia Pacific subsidiaries are the individual subsidiaries' local currencies. The Company's subsidiaries primarily generate and expend cash in their local currency; billings and receipts for their labor and services are primarily denominated in the local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company's cash flows and there is an active local sales market for the foreign subsidiaries' products and services. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as cumulative translation adjustments, which are a component of accumulated other comprehensive income (loss).

Foreign Currency Exchange Forward Contracts: The Company enters into foreign currency exchange forward contracts to minimize the impact of exchange rate fluctuations on the value of its cash flows from forecasted revenue denominated in Japanese Yen and foreign currency denominated assets. Foreign currency exchange forward contracts designated and qualifying as cash flow hedges are treated as hedges for accounting purposes. The effective portion of the contracts' gains or losses is recorded in other comprehensive income (loss), a component of stockholders' equity, and subsequently recognized in earnings in the same period the hedged revenue is recognized. Foreign currency exchange forward contracts acquired to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables recorded on Lam Research Corporation's U.S. books, are adjusted to fair value and recorded as other income or expense. The Company does not use derivatives for trading purposes.

Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the 2002 presentation.

Note C: Recent Accounting Pronouncements

Impairment or Disposals of Long-Lived Assets: In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and applies to all long-lived assets (including discontinued operations). The Company is required to adopt FAS 144 effective at the beginning of fiscal 2003. FAS 144 is applied prospectively upon adoption and is not antcipated to have a material impact on the Company's current financial position or results of operations.

Costs associated with Exit or Disposal Activities: In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. FAS 146 is applied prospectively upon adoption and is not anticipated to have a material impact on the Company's current financial position or results of operations.

Consolidation of Certain Special-Purpose Entities: In June 2002, the FASB issued an Exposure Draft of a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements "Consolidation of Certain Special-Purpose Entities"(the proposed Interpretation or Exposure Draft) that establishes accounting guidance for consolidation of special-purpose entities ("SPE"). The proposed Interpretation will apply to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a SPE. The Exposure Draft provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a SPE, that functions to support the activities of the Primary Beneficiary. The proposed Interpretation may result in the Company having to consolidate the operating results of a special purpose entity or similar entity, which is a lessor under one of the Company's operating lease agreements. The FASB expects to issue the Interpretation in the fourth quarter of calendar year 2002. The effective date of these proposed new rules on the Company's current operating leases could be as early as the beginning of our fiscal quarter ending June 2003, and sooner on any new leases entered into after the new rules' effective date which utilize special purpose entities or equivalent lease structures. Implementation of this Exposure Draft, when and if it becomes a final accounting rule, could require the Company to consolidate the activities of the SPE and recognize the asset and related liability.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In May 2002, the FASB issued an Exposure Draft of a proposed Interpretation that would require a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. The proposed Interpretation would also require a company ("the guarantor") to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The proposed Interpretation does not provide guidance on the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. The proposed Interpretaton would also incorporate, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others " which is being superseded. Implementation of this Exposure Draft, when and if it becomes a final accounting rule would be effective for financial statements for periods ending after December 25, 2002 and would be applied only on a prospective basis to guarantees issued after December 31, 2002. The proposed Interpretation is not anticipated to have a material impact on the Company's current financial position or results of operations.

Note D: Financial Instruments

Investments at June 30, 2002 and June 24, 2001, consist of the following:

                                           June 30,   June 24,
                                             2002       2001
                                           ---------  ---------
                                               (IN THOUSANDS)

Available-for-sale:                        $145,700   $175,000
  Institutional Money Market Funds........ ---------  ---------
  Amounts included in cash and cash
    equivalents...........................  145,700    175,000
                                           ---------  ---------
  Bank and Corporate Notes................  197,445    201,353
  Yankee and Euro Certificates of Deposit.   10,005      4,998
  Auction Rate Preferreds.................  178,949    137,850
  Municipal Auction Rate Preferreds........  23,600      --
  Agency Notes............................  179,125     67,908
  Municipal Bonds and Notes...............  112,650    230,791
                                           ---------  ---------
  Amounts included in short-term
    investments...........................  701,774    642,900
                                           ---------  ---------
  Institutional Money Market Funds........   51,357     51,357
  Agency Notes............................   19,626      9,443
                                           ---------  ---------
  Amounts included in restricted cash.....   70,983     60,800
                                           ---------  ---------
          Total Available-for-sale........ $918,457   $878,700
                                           =========  =========

In management's estimate, the fair market values of the Company's investments in debt securities and restricted cash materially approximate their carrying values (cost) at June 30, 2002 and June 24, 2001. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The fair value of the Company's investments in auction rate preferred securities is based upon par value, which approximates fair value due to the nature of the instruments.

The Company's available-for-sale securities are invested in financial instruments with a minimum rating of A2 or A, as rated by Moody's or Standard & Poor's ("S&P"), respectively.

The amortized cost of investments in debt securities with contractual maturities, is as follows:

                                           June 30,   June 24,
                                             2002       2001
                                           ---------  ---------
                                             (in thousands)
Due in less than one year................. $574,602   $498,763
Due after one year through five years.....  141,306    242,087
                                           ---------  ---------
          Total investments in debt
            securities.................... $715,908   $740,850
                                           =========  =========

Management has the ability to liquidate any of its investments in order to meet the Company's liquidity needs in the next twelve months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.

The carrying and fair values of the Company's other financial instruments are as follows:

                                           June 30, 2002         June 24, 2001
                                           --------------------  --------------------
                                                      ESTIMATED             ESTIMATED
                                           CARRYING     FAIR     CARRYING     FAIR
                                             VALUE      VALUE      VALUE      VALUE
                                           ---------  ---------  ---------  ---------
                                                          (in thousands)
Equity collar.............................$  24,838  $  24,838  $  33,074  $  33,074
Convertible subordinated notes............ (613,268)  (565,513)  (609,763)  (661,236)
Other debt................................  (49,032)   (49,032)   (58,918)   (58,939)
Foreign currency forward contracts........     (779)      (779)     4,793      4,793
Interest rate swaps.......................    3,203      3,203          --         --
Patent settlement obligation and other....$ (12,682) $ (12,682) $       -- $       --

The fair value of the Company's convertible subordinated notes and the Company's other long-term debt is estimated based on the current rates available for debt instruments with comparable terms and maturities. The fair value of the Company's foreign currency forward contracts is estimated based upon the Yen exchange rates at June 30, 2002 and June 24, 2001, respectively. See Footnotes B and I for a discussion of the equity collar and its fair value.

At June 30, 2002 and June 24, 2001, the notional amount of outstanding yen forward contracts designated as cash flow hedges was $48,262,000 and $31,281,000, respectively. On the same dates, the notional amount of yen forward contracts designated as balance sheet hedges was $13,743,000 and $15,706,000, respectively.

The Company has an agreement with a bank to sell specific Japanese Yen-denominated receivables, subject to recourse provisions. At June 30, 2002 and June 24, 2001, $2,017,000 and $7,966,000 of these receivables sold to the bank, respectively, remained uncollected, of which $0 at June 30, 2002, and, $7,966,000 at June 24, 2001, were subject to recourse provisions.

The Company has a similar agreement to sell specific U.S. Dollar-denominated receivables, subject to recourse provisions to two financial institutions. At June 30, 2002 and June 24, 2001, $36,018,000 and $44,580,000 of these receivables, respectively, remained uncollected, of which $3,602,000 and $4,912,000 at June 30, 2002 and June 24, 2001, respectively, were subject to recourse provisions.

Note E: Derivative Financial Instruments and Hedging

The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair value. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") are recognized in earnings immediately. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or recognized in other comprehensive income (loss) ("OCI") until the hedged item is recognized in earnings (cash flow hedges). The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

In most countries, system sales are generally transacted in U.S. dollars. Spare parts and service sales, in Europe and the U.S. are generally denominated in U.S. dollars and in Asia Pacific they are generally denominated in the local country's currency. In Japan, the Company generally sells its systems and spare parts in Japanese Yen. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations.

The Company's policy is to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. To protect against the reduction in value of forecasted Yen- denominated cash flows resulting from sales in Japanese Yen, the Company has instituted a foreign currency cash flow hedging program. The Company purchases foreign currency forward exchange contracts generally expiring within 12 months, and no later than 24 months. These foreign currency forward exchange contracts, designated as cash flow hedges, are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. The Company does not use derivatives for trading purposes.

Cash flow hedges include time value and are tested for effectiveness by comparing the foreign currency forward rates at inception to the current market forward rate. For the 12-month period ended June 30 2002, the Company recognized net losses of $104,600 related to the time value excluded from the assessment of hedge ineffectiveness.

If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss included in accumulated other comprehensive income (loss) will be reclassified into earnings as a component of Other Income (Expense), net. For the 12-month period ended June 30, 2002, the Company recorded a $2.2 million gain for cash flow hedges that have been discontinued, because the original forecasted transactions did not occur. The gains are recorded in Other Income (Expense), net, in the June 2002 Condensed Consolidated Statement of Operations.

The following table summarizes activity in accumulated other comprehensive income (loss) related to derivatives classified as cash flow hedges held by the Company:

                                            June 30,  June 24,
                                              2002      2001
                                           ---------- ---------
                                             (in thousands)
Deferred cash flow hedging gains
    (losses),beginning of year........... $    4,937 $      --
Cumulative effect of adopting FAS 133....         --       494
Reclassified into income from other
    comprehensive income.................     (3,446)   (1,998)
Changes in fair value of
   financial intruments, net.............       (273)    6,441
                                           ---------- ---------
    Deferred cash flow hedging gains
      (losses), end of year.............. $    1,218 $   4,937
                                           ========== =========

At June 30, 2002, the Company expects to reclassify the balance of deferred hedging gains and losses, net, included in accumulated comprehensive income (loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

The Company also enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated intercompany receivables. Under FAS 133, these are not designated hedges. Therefore, the change in fair value of these derivatives is recorded in income as a component of Other Income (Expense), net and offsets the change in fair value of the foreign currency denominated intercompany receivables.

See Footnote D for a summary of the aggregate fair value of all outstanding foreign currency forward contracts.

The Company also has a policy to, where possible and practical, minimize the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Notes, the Company entered into an interest rate swap agreement ("the swap") with a notional amount of $300 million. The Company entered into the swap in order to hedge changes in the fair value of its 4% Notes, attributable to changes in the benchmark interest rate, by exchanging 4% fixed interest payments for variable interest payments based on the London Interbank Offered Rate ("LIBOR") rate. The swap is accounted for as a fair value hedge under the provisions of FAS 133 with fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component, recorded in earnings, and offset by changes in the fair value of the swap, which are also recorded in earnings.

Hedge ineffectiveness associated with the swap results when changes in the fair value of the swap differ from changes in the fair value of the 4% Notes (the specific component of the underlying hedged instrument being hedged). For the 12-month period ended June 30 2002, the Company recognized net losses of $303,000 in Other Income (Expense), net, resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes. See Footnote D.

Note F: Inventories

Inventories consist of the following:

                                              June 30   June 24,
                                               2002      2001
                                           --------- ---------
                                             (in thousands)
Raw materials............................. $108,595  $158,508
Work-in-process...........................   45,309    74,170
Finished goods............................   26,895    52,079
                                           --------- ---------
                                           $180,799  $284,757
                                           ========= =========

Note G: Property and Equipment

Property and equipment consists of the following:

                                                   June 30,  June 24,
                                                     2002      2001
                                                   --------- ---------
                                                     (in thousands)
Manufacturing and other equipment................. $123,117  $147,203
Leasehold improvements............................   65,749    89,587
Furniture and fixtures............................    5,246     6,363
Computer equipment and software...................   73,769    76,211
                                                   --------- ---------
                                                    267,881   319,364
Less accumulated depreciation and amortization.... (200,385) (192,831)
                                                   --------- ---------
                                                    $67,496  $126,533
                                                   ========= =========

Note H: Accrued Expenses and Other Liabilities

The significant components of accrued expenses and other liabilities consist of the following:

                                                   June 30,  June 24,
                                                     2002      2001
                                                   --------- ---------
                                                     (in thousands)
Accrued compensation..............................  $51,853   $74,207
Warranty reserves.................................   15,497    28,337
Income and other taxes payable....................   24,500    26,619
Restructuring charges..............................  15,434     5,924
Other.............................................   51,728    48,232
                                                   --------- ---------
                                                   $159,012  $183,319
                                                   ========= =========

No individual component of "Other" exceeds 5% of total current liabilities for the periods presented.

Note I: Long-Term Debt, Capital Lease Obligations and Other Long-Term Liabilities

Long-term debt, capital lease obligations and other long-term liabilities consist of the following:

                                                                    June 30,  June 24,
                                                                      2002      2001
                                                                    --------- ---------
                                                                          (in thousands)
5% Convertible subordinated notes, interest payable
  semi-annually, due September 2002................................ $309,763  $309,763
4% Convertible subordinated notes, interest payable
  semi-annually, due June 2006.....................................  303,505   300,000
Capitalized lease obligations, with interest rates
  from 4.6% to 9.5%................................................       --       482
Japanese Yen-denominated bank loans with fixed interest
  rates from 2.08% to 4.25%, principal payable in quarterly
  and semi-annual installments from September 2001 to April
  2004.............................................................      497     8,973
Japanese Yen-denominated bank loan with floating interest rate
   at year end of 2.6%, principal payable at maturity, June 2004...   48,535    49,263
Other (1)..........................................................   12,682       200
                                                                    --------- ---------
                                                                     674,982   668,681
Less current portion............................................... (315,291)   (8,963)
                                                                    --------- ---------
                                                                    $359,691  $659,718
                                                                    ========= =========

(1) Other, in fiscal 2002 includes a long-term patent settlement obligation. (See Footnote W).

Capital lease obligations at June 24, 2001 were collateralized by equipment with a cost and accumulated depreciation and amortization of $4,725,000 and $(4,286,000), respectively.

Debt financing includes two Convertible Subordinated Notes and a Yen-denominated term loan. Details of the Convertible notes are:

Description	4% Convertible Subordinated Notes, "4% Notes"	5% Convertible Subordinated Notes, "5% Notes"
Offering Date	May 2001	August 1997
Offering Amount	$300.0 million	$310.0 million
Maturity Date	June 1, 2006	September 2, 2002
Offering Expenses

$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $6.7 million and $8.4 million at June 30, 2002 and June 24, 2001, respectively.

$9.0 million incurred at the time of offering ratably amortized to other expense over the term of the 5% Notes. Remaining unamortized balance of $0.3 million and $2.1 million at June 30, 2002 and June 24, 2001, respectively.

Interest Rate terms	4% payable on June 1 and December 1 of each year, commencing December 1 2001	5% payable on September 1 and March 1 of each year, commencing March 1 1998
Conversion Rights

Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments

Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $29.26 per share subject to anti-dilution adjustments

Redemption terms

Redeemable at Lam option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest

Redeemable at Lam option, beginning September 6, 2000 with at least 20 days notice, at redemption prices starting at 102.0% and at diminishing prices thereafter, plus accrued interest, if the closing price of Lam Common Stock is at least 130% of the conversion price for at least 20 trading days ending within a period of 30 consecutive trading days ending within 5 trading days prior to the notice of redemption

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the company	5% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the company

The carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate in connection with the Company's fair value hedge accomplished through the swap transaction discussed in Footnote E. At June 30, 2002, the carrying value of the 4% Notes was increased by $3.5 million (to $303.5 million) with the corresponding loss recorded in Other Income (Expense), net, offset by a $3.2 million gain on the carrying value of the swap.

Under the terms of the transaction, the Company must provide collateral to match any mark-to-market exposure on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter to quarter commensurate with the mark-to-market exposure on the swap instrument. Generally the required collateral will rise as interest rates rise. At the end of fiscal 2002 the Company has $10.5 million of collateral (reflected as restricted cash) recorded on the consolidated balance sheet related to this transaction.

During the fourth quarter of fiscal 2001, in order to fund the Company's Japanese subsidiary operations, the Company entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($48.5 million at June 30, 2002) with a syndicate of financial institutions. The entire principal amount under the new term loan is due at maturity, June 11, 2004, and has a floating interest rate based on the Tokyo Interbank Offered Rate ("TIBOR"), which at June 30, 2002, was 2.6% per annum.

At June 30, 2002, future maturities of debt obligations are as follows:

                                       LONG / SHORT
                                           TERM
                                           DEBT
                                       ------------
                                       (in thousands)
FISCAL YEAR,
     2003.............................    $315,291
     2004.............................      53,686
     2005.............................       2,500
     2006.............................     303,505
     2007.............................          --
                                       ------------
                                          $674,982
                                       ============

In connection with the 5% Notes, the Board of Directors of the Company has authorized the Company to acquire from independent third parties (the "third parties") options to purchase up to 10.5 million shares of Lam common stock. These call options were to be acquired to offset the anticipated dilutive effect of a potential conversion into common stock of the 5% Notes issued by the Company in August 1997 and due September 2, 2002. As part of the program, the Board of Directors also authorized the Company to enter into put options with the same third parties covering up to 15.75 million shares of Lam Common Stock. The Board of Directors anticipated that the premiums the Company would receive over the course of the program from the sale of the put options to the third parties would offset in full the premium cost to the Company of its purchase of the call options from those same third parties.

Pursuant to the authorization described above, the Company has as of June 30, 2002, acquired call options to purchase 3.72 million shares of Lam Common Stock; the weighted average exercise price of these options is $11.29. The call options provide that the maximum benefit to the Company of the call options at expiration is $17.97 per option share (the difference between $29.26, which is the conversion price of the debentures, and the weighted average exercise price of the call options). The Company also entered into put option contracts with these same third parties covering 5.58 million shares of its Common Stock, giving those third parties the right to sell to the Company shares of Lam Common Stock at a weighted average price of $9.48 per share. On June 1, 2002, all but one of these outstanding put option contracts expired. As of June 30, 2002, the Company has one remaining put option contract with a third party covering 3.04 million shares of its Common Stock, giving the third party the right to sell to the Company shares of its Common Stock at a weighted-average price of $9.32 per share.

The call and put options are European style options exercisable upon expiration; all of the options expire no later than September 3, 2002, which is the business day following the date on which the 5% Notes must either be converted or retired. Upon option exercise, the Company has the ability, at its option, to permit the options to be physically settled (i.e., shares would be delivered to the Company against payment of the exercise price), settled in cash (i.e., by a payment from one party to the other of the value of the option being exercised) or "net settled" in shares (i.e., by delivery of a number of shares of common stock having a value equal to the value of the option being exercised). Certain scenarios may require the Company deliver cash to the counter-party to achieve full settlement under the terms of the instruments. The Company can also terminate the options prior to expiration for a settlement value determined from time to time by the appropriate third party. While the options are only exercisable at expiration, the terms of the contracts with the third parties provide for early termination and settlement of the options (in a form determined by the Company which includes net settlement of shares), upon the occurrence of certain events including without limitation the Company's material breach of the agreement, default on certain indebtedness or covenants relating to the Company's financial condition, reduction in the Company's S&P credit rating below B or a drop in the price of the Company's Common Stock to less than $1.67 per share.

The Company accounts for these derivative financial instruments indexed and potentially settled in its own stock, under the provisions of EITF 00-19. At June 30, 2002, the instruments had a net fair value of $24.8 million and are included in "Other Current Assets".

As of June 24, 2001, the Company has deposited $9.1 million as security for its obligations under the put options. The Company is required to increase this amount if the Company enters into additional option transactions with the third parties. The Company will also have to increase the amount of this security deposit by the amount from time to time that the put options are actually in the money.

See Note X (unaudited) for additional information related to the redemption of the 5% Notes and the settlement of the equity derivative contracts.

Note J: Stockholders' Equity

During fiscal 2002, the Company repurchased 600,000 shares of Lam Common Stock for $10.7 million under a share repurchase program approved by the Board of Directors on September 30, 1998, authorizing management to acquire up to 6,000,000 shares of the Company's common stock. During fiscal 2001, the Company repurchased 2,405,000 shares of Lam Common Stock for $45.1 million. At June 30, 2002, 476,000 shares remain authorized for repurchase under this program.

Note K: Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all years presented is derived from the information on the face of the income statement and there are no reconciling items in either the numerator or denominator.

Diluted earnings per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income (loss) from continuing operations.

                                                               2002         2001        2000
                                                            ----------- ----------- -----------
                                                          (in thousands, except per share data)
Numerator:
  Basic income (loss) before cumulative
     effect of change in accounting principle............. $   (90,051)$   141,137 $   204,756
  Add: Interest expense on convertible
     subordinated notes, net of taxes.....................          --          --      14,996
                                                            ----------- ----------- -----------
  Diluted income (loss) before cumulative
     effect of change in accounting principle............. $   (90,051)$   141,137 $   219,752
                                                            =========== =========== ===========
Denominator:
  Basic income (loss) per share before cumulative
     effect of change in accounting principle -- average
     shares outstanding...................................     126,356     123,856     120,949
     Effect of potential dilutive securities:
        Convertible subordinated notes....................          --          --      10,591
        Employee stock plans..............................          --       8,387      11,787
  Diluted income (loss) per share before cumulative effect
     of change in accounting principle -- average shares    ----------- ----------- -----------
     outstanding and other potential common shares........     126,356     132,243     143,327
                                                            ----------- ----------- -----------
Income (loss) per share before cumulative effect of
      change in accounting principle - Basic..............      ($0.71)      $1.14       $1.69
                                                            =========== =========== ===========
Income (loss) per share before cumulative effect of
      change in accounting principle - Diluted............      ($0.71)      $1.07       $1.53
                                                            =========== =========== ===========

Options, warrants and convertible securities were outstanding during fiscal 2002, but 29,779,000 potential common shares were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive. For fiscal year 2001, diluted net income per share includes the assumed exercise of employee stock options. The assumed conversion of both convertible subordinated notes into 11,192,000 shares was antidilutive and therefore excluded from the computation of diluted net income per share in fiscal 2001. For fiscal year 2000, diluted net income per share includes the assumed exercise of employee stock options and the assumed conversion of the 5% convertible subordinated notes to common shares.

Options to purchase 4,838,000 and 845,214, shares of common stock at weighted-average prices of $40.15 and $46.03 during fiscal 2001 and fiscal 2000, respectively, were outstanding, but were excluded from the computation of diluted net income per common share because the assumed exercise price exceeded the average market price of the Company's stock for the period and, therefore, would have been antidilutive.

Note L: Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

                                                     2002       2001     2000
                                                ---------- ---------- ----------
                                                            (in thousands)
Net income (loss)..............................  ($90,051)   $52,106   $204,756
Foreign currency translation adjustment........     6,674    (15,631)    (7,069)
Unrealized gain (loss) on financial instruments    (3,719)     4,937         --
                                                ---------- ---------- ----------
Comprehensive income (loss)....................  ($87,096)   $41,412   $197,687
                                                ========== ========== ==========

Accumulated other comprehensive income (loss), is as follow:

                                                      2002      2001
                                                   --------- ---------
                                                     (in thousands)
Accumulated foreign currency translation
  adjustment...................................... ($16,458) ($23,132)
Accumulated unrealized gain on
  financial instruments............................   1,218     4,937
                                                   --------- ---------
Accumulated other comprehensive loss...............($15,240) ($18,195)
                                                   ========= =========

Note M: Stock Option Plans and Stock Purchase Plan

The Company has adopted stock option plans that provide for the grant to key employees of options to purchase shares of Lam Common Stock. In addition, the plans permit the grant of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The option price is determined by the Board of Directors or their designee, but in no event will it be less than the fair market value of Lam Common Stock on the date of grant (no less than 85% of the fair market value at the date of grant in the case of nonstatutory options). Options granted under the plans vest over a period determined by the Board of Directors. Under the automatic grant program, each outside director receives an option immediately exercisable for 12,000 shares of Lam Common Stock in December of each year during which the outside director serves, with the exercise price equal to the fair market value on the date of grant.

A summary of stock option plan transactions follows:

                                    AVAILABLE                 OPTION    WEIGHTED
                                    FOR GRANT   OUTSTANDING    PRICE     AVERAGE
                                   ------------ ----------- ----------- ---------
June 30, 1999.....................   1,536,882  27,641,256  $ 0.09-18.48   $7.72
Additional amount authorized......   6,000,000      --              --        --
Granted...........................  (7,038,815)  7,038,815   14.67-53.00   28.44
Exercised.........................      --      (7,285,119)   0.09-16.94    6.35
Canceled..........................   1,517,989  (1,517,989)   1.00-53.00    9.32
Expired...........................    (174,130)         --      --
                                   ------------ ----------- ----------- ---------
June 25, 2000.....................   1,841,926  25,876,963  $ 1.75-53.00  $13.41
Additional amount authorized......     909,428          --          --        --
Granted...........................  (2,963,388)  2,963,388   14.38-40.25   21.94
Exercised.........................      --      (1,747,566)   1.75-29.58    7.94
Canceled..........................   2,173,636  (2,173,636)   3.33-53.00   21.43
Expired...........................      (1,310)         --          --
                                   ------------ ----------- ----------- ---------
June 24, 2001.....................   1,960,292  24,919,149  $ 1.75-53.00  $14.13
Additional amount authorized......   9,000,000          --          --        --
Granted...........................  (9,736,347)  9,736,347  16.00-29.87    21.81
Exercised.........................      --      (2,453,796)   1.75-29.58    7.85
Canceled..........................   2,579,527  (2,579,527)   3.33-53.00   19.48
Expired...........................    (347,836)         --          --
                                   ------------ ----------- ----------- ---------
June 30, 2002.....................   3,455,636  29,622,173  $ 3.33-53.00  $16.68
                                   ============ =========== =========== =========

At June 30, 2002, 33,077,809 shares of Lam Common Stock were reserved for future issuance under the various stock option plans.

Outstanding and exercisable options presented by price range at June 30, 2002 are as follows:

                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 ------------------------------------- --------------------------
                   NUMBER OF     WEIGHTED                NUMBER OF
                    OPTIONS      AVERAGE    WEIGHTED      OPTIONS      WEIGHTED
     RANGE OF     OUTSTANDING   REMAINING    AVERAGE    EXERCISABLE     AVERAGE
     EXERCISE     AT JUNE 30,      LIFE     EXERCISE    AT JUNE 30,    EXERCISE
      PRICES           2002      (YEARS)      PRICE          2002        PRICE
  -------------- -------------- ---------- ----------- -------------- -----------
 $  3.33 -   4.82    2,212,146       6.32       $4.74      2,197,976       $4.75
    5.97 -   6.33    3,718,577       6.50        6.31      2,363,640        6.30
    6.38 -   6.96    3,488,638       3.50        6.91      3,466,116        6.91
    7.21 -  18.47    5,704,157       6.46       14.83      3,464,642       14.43
   18.48 -  26.44   12,723,355       7.30       22.75      1,168,898       23.56
   26.44 -  53.00    1,818,359       7.84       34.63        693,769       34.96
  -------------- -------------- ---------- ----------- -------------- -----------
 $  3.33 - 53.00    29,665,232       6.55      $16.68     13,355,041      $11.31
  ============== ============== ========== =========== ============== ===========

The 1997 Stock Incentive Plan provides for annual non-employee director options to be granted in December. The 1999 Stock Option Plan provides for the grant of non-qualified stock option awards to eligible employees, consultants and advisors of the Company and its subsidiaries. However, employees who are also members of the Board of Directors or of the Company's senior management, or who are a principal stockholder of the Company, are not eligible to receive stock option awards under this plan. Initially, 9,000,000 shares were reserved for issuance. The Board of Directors approved an additional 9,000,000 shares, 500,000 shares, and 6,000,000 shares in fiscal years 2002, 2001 and 2000 respectively. In addition, during fiscal 2000, the Board of Directors approved that the balance in the 1996 Performance-Based Restricted Stock Plan (the "RSP"), be made available for issuance as stock options. At June 30, 2002, 55,720 of these shares are available for issuance.

The 1999 Employee Stock Purchase Plan (the "1999 ESPP") allows employees to designate a portion of their base compensation to be used to purchase Lam Common Stock at a purchase price per share of the lower of 85% of the fair market value of Lam Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. The 1999 ESPP, approved by the Company's stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (the "1984 ESPP"). The Company has 9,000,000 shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 3,000,000 shares may be issued at any time and additional shares (up to 6,000,000 total additional shares) may be issued for each share of Lam Common Stock which the Company redeems in public-market at private purchases and designated for this purpose.

During fiscal 2002, 1,184,617 shares of Lam Common Stock were sold to employees under the 1999 ESPP. A total of 12,651,722 shares of the Lam's Common Stock were issued under the 1999, and 1984 ESPP Plans through June 30, 2002, at prices ranging from $0.09 to $31.84 per share. At June 30, 2002, 3,420,082 shares are available for purchase under all employee stock purchase plans.

The Company's RSP was designed to reward executives based upon the achievement of certain predetermined goals. Grants are based on the fair market value of Lam's Common Stock at the end of the quarter, provided the predetermined goals are met. The Company authorized 450,000 shares to be reserved for issuance under the Performance-Based Stock Plan. During fiscal 2000, the Board of Directors approved that the balance in the 1996 Performance-Based Restricted Stock Plan (the "RSP"), be made available for issuance as stock options. At June 30, 2002, 55,720 of these shares are available for issuance as stock optons and 43,059 shares are subject to repurchase.

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of FAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable measure of the fair value of the Company's stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         OPTIONS                  ESPP
                                 ----------------------- -----------------------
                                   2002    2001    2000    2002    2001    2000
                                 ------- ------- ------- ------- ------- -------
Expected life (years)...........    3.8     3.0     3.9    0.42    0.54    0.33
Expected stock price volatility.     71%     83%     76%     71%     83%     76%
Risk-free interest rate.........    4.1%    4.9%    6.2%    4.1%    4.9%    6.2%

The weighted average fair value of options granted during 2002, 2001, and 2000 was $11.77, $12.15 and $17.09 per share, respectively. The weighted average fair value of shares granted under the ESPP plans during fiscal 2002, 2001 and 2000 was $6.34, $6.08 and $3.46 and per share, respectively.

For pro forma purposes, the estimated and approximate fair value of the Company's stock-based awards to employees is amortized over the option's vesting period (for options) and the respective four, six or 12-month purchase periods (for stock purchases under the respective employee stock purchase plans). The Company's pro forma information follows:

                                                                2002       2001       2000
                                                            ---------- ---------- ----------
                                                         (in thousands, except per share amounts)
Income (loss) before cumulative effect of changes
  in accounting principles -- as reported................    ($90,051)  $141,137   $204,756
Income (loss) before cumulative effect of changes
  in accounting principles -- pro forma..................    (122,851)   100,073    176,079
Net income (loss) -- as reported.........................     (90,051)    52,106    204,756
Net income (loss) -- pro forma...........................    (122,851)    11,042    176,079
Basic income (loss) per share before cumulative effect
 of changes in accounting principles -- as reported......       (0.71)      1.14       1.69
Basic income (loss) per share before cumulative effect
 of changes in accounting principles -- pro forma........       (0.97)      0.81       1.46
Basic net income (loss) per share -- as reported.........       (0.71)      0.42       1.69
Basic net income (loss) per share -- pro forma...........       (0.97)      0.09       1.46
Diluted income (loss) per share before cumulative effect
 of changes in accounting principles -- as reported......       (0.71)      1.07       1.53
Diluted income (loss) per share before cumulative effect
 of changes in accounting principles -- pro forma........       (0.97)      0.76       1.33
Diluted net income (loss) per share -- as reported.......       (0.71)      0.39       1.53
Diluted net income (loss) per share -- pro forma.........      ($0.97)     $0.08      $1.33

Note N: Profit Sharing and Benefit Plans

Profit sharing is awarded to employees based upon performance against certain corporate financial and operating goals. Distributions to employees by the Company are made bi-annually based upon a percentage of base salary, provided that a threshold level of the Company's financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were; $2,720,000, $43,445,000, and $27,741,000 during fiscal years 2002, 2001, and 2000, respectively.

The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 2% to 15% of his or her annual salary to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are participant directed. The Company made matching contributions of $3,950,000, $4,713,000, and $3,832,000 in fiscal 2002, 2001 and 2000, respectively.

Note O: Commitments

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

Future minimum lease payments under operating leases are as follows:

                                                         (in thousands)
2003.....................................................     $63,553
2004.....................................................      14,872
2005.....................................................      37,103
2006.....................................................      34,934
2007.....................................................       4,742
Thereafter...............................................       2,945
                                                            ----------
                                                             $158,149
                                                            ==========

Lease agreements relating to certain buildings at the Company's Fremont, California campus, require the Company to provide guaranteed residual values totaling $97.1 million at the end of the respective lease terms ($44.4 million in 2003, $25.2 million in 2005 and $27.5 million in 2006) which are reflected in the preceding table. Additionally, as part of the collateral restrictions of a lease agreement, the Company is required to maintain a certain amount of cash, $51.4 million at June 30, 2002 and June 24, 2001, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of maintained cash is reduced), as the underlying obligation is paid down.

Total rent expense, net of sublease income, for all leases amounted to approximately $19,719,000, $31,184,000, and $26,505,000, for fiscal years 2002, 2001, and 2000, respectively.

The Company has subleased some of its buildings and currently is entitled to receive income of approximately $2,510,000, $1,446,000, $1,512,000, and $903,000 for the fiscal years 2003, 2004, 2005, and 2006, respectively.

For the fiscal years ended June 30, 2002, June 24, 2001, and June 25, 2000, the Company received sublease payments totaling $3,944,000, $4,418,000, and $4,671,000, respectively, on its subleased facilities.

Note P: Income Taxes

Significant components of the provision (benefit) for income taxes attributable to income before income taxes and cumulative effects of changes in accounting principles are as follows:

                                             2002       2001       2000
                                          ---------- ---------- ----------
                                              (in thousands)
Federal:
Current..................................   ($1,527)   $58,595     $2,781
Deferred.................................   (45,074)      (309)    15,425
                                          ---------- ---------- ----------
                                            (46,601)    58,286     18,206
State:
Current..................................       175        206        135
Deferred.................................     4,109     (5,218)     3,141
                                          ---------- ---------- ----------
                                              4,284     (5,012)     3,276
Foreign:
Current..................................    (2,742)     8,723     10,575
Deferred.................................     7,115     (1,500)        --
                                          ---------- ---------- ----------
                                              4,373      7,223     10,575
                                          ---------- ---------- ----------
                                           ($37,944)   $60,497    $32,057
                                          ========== ========== ==========

Under FAS 109 "Accounting for Income Taxes", deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets as of June 30, 2002 and June 24, 2001 are as follows:

                                             2002       2001
                                          ---------- ----------
                                              (in thousands)
Deferred tax assets:
  Tax benefit carryforwards..............  $149,872    $44,495
  Accounting reserves and accruals
     deductible in different periods.....    65,648    140,161
  Inventory valuation differences........    52,061     32,039
  Capitalized R&D expenses...............    15,151     17,616
  Net undistributed profits of
     foreign subsidiaries................     7,672      9,789
                                          ---------- ----------
Gross deferred tax assets................   290,404    244,100
                                          ---------- ----------
Deferred tax liabilities:
  Temporary differences for capital
    assets...............................    (5,784)    (6,806)
  Unrealized(gain).......................    (3,311)    (5,954)
  State cumulative temporary differences.   (13,883)   (15,321)
  Other..................................    (3,734)    (7,528)
                                          ---------- ----------
Gross deferred tax liabilities...........   (26,712)   (35,609)
                                          ---------- ----------
Valuation allowance for deferred tax
    assets...............................   (52,234)   (31,199)
                                          ---------- ----------
Net deferred tax assets..................  $211,458   $177,292
                                          ========== ==========

Approximately $24.9 million and $13.1 million of the valuation allowance for deferred taxes, for fiscal 2002 and 2001, respectively, is attributable to stock option deductions, the benefit of which will be credited to equity when realized.

Realization of the Company's net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

At June 30, 2002, the Company has federal tax loss carryforwards of approximately $201.0 million, which will expire in 2019 and 2022. The Company also has federal and state tax credit carryforwards of approximately $54.8 million, of which approximately $44.9 million will expire in varying amounts between 2002 and 2022. The remaining balance of $9.9 million of tax carryforwards may be carried forward indefinitely. A valuation allowance has been provided for a portion of the deferred tax assets related to the carryforwards.

A reconciliation of income taxes provided at the federal statutory rate (35% in 2002, 2001, and 2000) to actual income tax expense follows:

                                                  2002       2001       2000
                                               ---------- ---------- ----------
                                                           (in thousands)
Income tax  provision (benefit) computed at
  federal statutory rate......................  ($44,798)   $70,572    $82,885
Tax carryforwards (benefited)/unbenefited.....     9,184        --     (56,965)
Tax exempt interest...........................    (1,447)      (801)       --
Tax credits...................................    (7,000)    (8,000)       --
State income tax  provision (benefit), net of
  federal tax provision.......................     2,785     (3,258)     2,129
Equity Derivatives, indexed to Company stock..     2,883        --         --
Other.........................................       449      1,984      4,008
                                               ---------- ---------- ----------
                                                ($37,944)   $60,497    $32,057
                                               ========== ========== ==========

Income before income taxes from foreign operations for fiscal years 2002, 2001, and 2000 was $16,453,000, $18,405,000, and $25,780,000, respectively. In addition, the Company received royalty and other income from foreign sources of $303,000, $933,000, and $369,000, in fiscal years 2002, 2001, and 2000, respectively, which is subject to foreign tax withholding.

Note Q: Segment, Geographic Information and Major Customers

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

The Company operates in four geographic regions: the United States, Europe, Asia Pacific and Japan. The summary of local operations by geographic region for fiscal years 2002, 2001, and 2000 is as follows:

                                                             Years Ended
                                             -----------------------------------
                                              June 30,    June 24,    June 25,
                                                2002        2001        2000
                                             ----------- ----------- -----------
                                                         (in thousands)
Sales to unaffiliated customers:
  United States.............................$   678,523 $ 1,213,583 $ 1,001,048
  Europe....................................     70,388      96,828      65,623
  Asia Pacific..............................     51,011      69,057      40,334
  Japan.....................................    143,192     140,321     123,762
                                             ----------- ----------- -----------
        Total sales to unaffiliated
          customers.........................    943,114   1,519,789   1,230,767
                                             =========== =========== ===========
Operating income (loss):
  United States.............................   (164,337)    113,851     182,951
  Europe....................................     18,959      34,579      12,914
  Asia Pacific..............................      8,780      25,267       1,644
  Japan.....................................     16,760      12,835      32,333
                                             ----------- ----------- -----------
        Total operating income (loss).......$  (119,838)$   186,532 $   229,842
                                             =========== =========== ===========
Property and equipment, net:
  United States.............................$    60,445 $   104,427 $   101,279
  Europe....................................      1,910       2,245       1,494
  Asia Pacific..............................      2,351       4,296       4,842
  Japan.....................................      2,790      15,565      11,577
                                             ----------- ----------- -----------
        Total property and equipment, net...     67,496     126,533     119,192
All other identifiable assets:
  United States.............................  1,313,438   1,490,739   1,008,801
  Europe....................................     50,503      62,976      37,478
  Asia Pacific..............................     53,707      39,597      22,860
  Japan.....................................    147,147     151,930      56,506
                                             ----------- ----------- -----------
        Total all other identifiable assets.  1,564,795   1,745,242   1,125,645
                                             ----------- ----------- -----------
        Total identifiable assets...........$ 1,632,291 $ 1,871,775 $ 1,244,837
                                             =========== =========== ===========

Sales between geographic regions are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. Intercompany profit and loss is eliminated in consolidation. In fiscal 2002 and fiscal 2001, revenue in each geographic region was recognized in accordance with the Company's revenue recognition policy based on SAB 101. During fiscal 2000, revenue in each geographic area was generally recognized upon shipment from locations within a designated geographic region.

Total export revenue consisting of sales from the Company's U.S. operating subsidiaries to non-affiliated customers by geographic region for the three years are as follows:

                                                      Years Ended
                                           -------------------------------
                                           June 30,   June 24,   June 25,
                                             2002       2001       2000
                                           ---------  ---------  ---------
                                                      (in thousands)
                                           $278,054   $429,934   $333,870
Asia Pacific..............................  130,870    326,756    282,934
Europe....................................    1,889      3,105     23,842
Japan......................................---------  ---------  ---------
                                           $410,813   $759,795   $640,646
                                           =========  =========  =========

No individual customer accounted for greater than 10% of total sales in fiscal 2002. During fiscal 2001 and fiscal 2000, a single customer accounted for approximately 15% of total sales.

Note R: Restructuring

In April 2001, the Company announced its intention to reduce its global workforce up to 15% during the fourth quarter of fiscal 2001 ("the June 2001 Plan"). The reduction in force was driven by the then anticipated level of decline in the Company's revenues due to the forecasted level of contraction of the Company's served market from calendar year 2000. During the fourth quarter of fiscal 2001, the appropriate level of management necessary to commit to the specific actions of the plan approved the June 2001 Plan. The Company began implementing the announced restructuring plan and reduced its workforce by approximately 11% prior to June 24, 2001. The Company recorded a restructuring charge of $16.8 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of an etch product line that has been discontinued. In addition, the Company consolidated its Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets. During the fourth quarter of fiscal 2002, the Company determined that outplacement services guaranteed by the Company for terminated employees and other employee benefit costs were not going to be fully utilized and therefore recovered $1.4 million of restructuring charges recorded in the fourth quarter of fiscal 2001. The Company also recovered $0.9 million from certain of its etch product line inventory previously segregated and written off.

Below is a table summarizing activity relating to the June 2001 Plan:

                                              LEASE
                                 SEVERANCE   PAYMENTS   ABANDONED                OTHER
                                    AND     ON VACATED    FIXED    DISCONTINUED   EXIT
                                  BENEFITS  FACILITIES    ASSETS   INVENTORY     COSTS      TOTAL
                                 ---------- ----------  ---------- ----------  ---------- ---------
                                                                 (in thousands)
Fiscal year 2001 provision......$    8,282 $    1,312 $     3,036 $    3,732  $      407 $  16,769
Cash payments...................    (4,067)        --          --         --          --    (4,067)
Non-cash charges................        --         --      (3,036)    (3,732)        (10)   (6,778)
                                 ---------- ----------  ---------- ----------  ---------- ---------
Balance at June 24, 2001........     4,215      1,312          --         --         397     5,924
                                 ---------- ----------  ---------- ----------  ---------- ---------
Recovery of assets...............       --         --          --        889          --       889
Cash payments....................   (1,507)      (706)         --         --         (27)   (2,240)
Non-cash charges.................     (819)        --          --         --        (322)   (1,141)
Reversal of restructuring charge.   (1,359)        --          --       (889)         --    (2,248)
                                 ---------- ----------  ---------- ----------  ---------- ---------
Balance at June 30, 2002........$      530 $      606  $       -- $       --  $       48 $   1,184
                                 ========== ========== ======================  ========== =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to June 24, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.5 million as of June 30, 2002 is anticipated to be utilized by December 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease its vacated buildings in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

The Company wrote-off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and etch manufacturing inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with capital improvements to the vacated facilities.

By mid to late summer of 2001, further deterioration in semiconductor sales resulted in a lower outlook for the wafer fabrication equipment market and therefore in the Company's revenues. Consequently, in August 2001, the Company announced a new plan ("the September 2001 Plan") to further reduce its fixed cost infrastructure, including an approximate 10% reduction-in-force. During the first quarter of fiscal year 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduced its workforce by approximately 550 employees, worldwide prior to September 23, 2001. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and write-offs for inventories of selected, older etch product lines that were discontinued. During the fourth quarter of fiscal 2002, the Company determined that outplacement services guaranteed by the Company for terminated employees and other employee benefit costs were not going to be fully utilized and therefore recovered $0.7 million of restructuring charges recorded in the first quarter of fiscal 2002. The Company also recovered $0.8 million from certain of its older etch inventories previously segregated and written-of and $0.3 million from facilities leases.

Below is a table summarizing activity relating to the September 2001 Plan:

                                              LEASE
                                 SEVERANCE   PAYMENTS   ABANDONED
                                    AND     ON VACATED    FIXED    DISCONTINUED
                                  BENEFITS  FACILITIES    ASSETS   INVENTORY     TOTAL
                                 ---------- ----------  ---------- ----------  ----------
                                                     (in thousands)
Fiscal year 2002 provision......$   10,767 $    1,746 $       935 $    7,600  $   21,048
Recovery of assets...............       --         --          --        785         785
Cash payments....................   (8,135)      (762)         --         --      (8,897)
Non-cash charges................    (1,035)        --        (935)    (7,600)     (9,570)
Reversal of restructuring charges     (695)      (317)                  (785)     (1,797)
                                 ---------- ----------  ---------- ----------  ----------
Balance at June 30, 2002........$      902 $      667  $       -- $       --  $    1,569
                                 ========== ========== =========== ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.9 million as of June 30, 2002 is anticipated to be utilized by December 2002.

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

The continued and severe degradation in the wafer fabrication equipment market in late calendar year 2001 and its impact on the Company's near-term financial forecast necessitated another restructuring plan ("the December 2001 Plan"). On December 20, 2001, the Company publicly announced its intention to reduce its global employment by approximately 12%, and further consolidate its facilities. During the second fiscal quarter, the December 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduction of its workforce by approximately 470 employees, worldwide prior to December 30, 2001. The Company recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

Below is a table summarizing activity relating to the December 2001 Plan:

                                              LEASE
                                 SEVERANCE   PAYMENTS   ABANDONED
                                    AND     ON VACATED    FIXED
                                  BENEFITS  FACILITIES    ASSETS     TOTAL
                                 ---------- ----------  ---------- ----------
                                              (in thousands)
Fiscal year 2002 provision......$   14,208 $    9,637  $    9,928 $   33,773
Cash payments...................    (9,122)      (386)         --     (9,508)
Non-cash charges................    (1,529)      (127)     (9,928)   (11,584)
                                 ---------- ----------  ---------- ----------
Balance at June 30, 2002........$    3,557 $    9,124  $       -- $   12,681
                                 ========== ========== =========== ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $3.6 million, as of June 30, 2002 is anticipated to be utilized by December 2002.

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions, that it would take approximately 24 months to sublease the vacated facilities in Fremont, California.

The Company wrote off leasehold improvements relating to the vacated buildings of approximately $8.8 million, as these items will have no future economic benefit and have been abandoned. Additionally, certain fixed assets of approximately $1.1 million associated with these facilities had no future economic benefit and have been abandoned and written-off.

Note S: Purchased Technology for R&D

During the second quarter of fiscal 2001, the Company made an equity investment in, and purchased a portfolio of CMP intellectual property rights and research and development technology from Strasbaugh. The Company recognized a one-time charge to income of $8.0 million for the purchase of in-process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. The Company's equity interest in Strasbaugh, representing approximately 20% of Strasbaugh's total capital stock, is accounted for under the equity method and the intellectual property rights are being amortized ratably over five years. Accumulated amortization as of the end of fiscal 2002 and 2001 was $600,000 and $200,000, respectively.

Based on the Company's analysis of Strasbaugh's current and expected financial performance, the Company determined in the third quarter of fiscal 2002 that the carrying value of its equity investment had experienced an other-than-temporary impairment and recorded a $2.0 million charge in other expense to write down the investment to its estimated fair value.

The Company's equity in the income (loss) from Strasbaugh as of the end of fiscal 2002 and fiscal 2001 was ($0.8) million and $0.7 million, respectively. The income (loss) from the investment in Strasbaugh has not been material, and, therefore, has not been itemized in other income, net, on the accompanying statements of operations.

In the second quarter of fiscal 2000, the Company purchased in-process technology and intellectual property rights related to the semiconductor equipment industry from Oliver Design, Inc, ("Oliver"). The Company recognized an expense for the purchase of research development technology of approximately $7.5 million and capitalized $1.5 million related to acquired patents, which are being amortized ratably over their estimated useful life of five years. Accumulated amortization as of the end of fiscal 2002 and fiscal 2001, was $750,000 and $450,000, respectively. The acquired R&D technology is being used in a discrete next generation product development project and has no future alternative use.

Note T: Asset Impairment Charge

During the second quarter of fiscal 2002, the Company determined that the carrying value of certain of its laboratory and demonstration equipment exceeded its fair value less costs to sell. Fair value was assessed using the market values of similar used laboratory and demonstration equipment. Impairment occurred due to rapid technological changes brought about by the semiconductor industry's move to copper and 300-mm applications. In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of", the Company recorded a pre-tax impairment charge of $9.5 million. A $5.3 million write-down to fair value of certain laboratory tools was included in R&D expenses and a $4.2 million of write-downs to fair value of demonstration equipment were included in SG&A expenses. Remaining equipment with carrying values totaling $1.1 million is reviewed quarterly for incremental impairment and is anticipated to be disposed of within the next 12 months.

Note U: Outsourcing Contractual Commitments

During fiscal 2002, the Company entered into agreements with third parties to outsource certain elements of its manufacturing, warehousing, facilities management and information technology functions. In addition to the minimum materials purchase and service spending commitments, these agreements provide for one-time transition charges of $3.1 million and cancellation charges of $2.7 million. Transition charges are expensed in the period when incurred.

Our contractual cash obligations relating to the Company's outsourcing commitments as of June 30, 2002 are as follow:

                       Outsourcing
                       Commitments
                       ---------

2003................  $  22,885
2004 ...............      6,026
2005 and thereafter.         --
                       ---------
  Total ............  $  28,911
                       =========

Note V: Related Party Transactions

During fiscal year 2001, the Company's President and Chief Operating Officer signed a promissory note with the Company entitling him to borrow up to $1.0 million dollars from the Company at 6.75% simple interest. As of June 30, 2002, the entire principal amount, $1.0 million, and accrued interest was outstanding. The loan is secured by a mortgage on his personal residence and is repayable, in full, together with accrued interest, at any time, but no later than May 8, 2005.

Note W: Litigation and Patent Settlement

On December 19, 2001, the Company signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. ("Varian") in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted the Company a nonexclusive license to the patents involved in the litigation. The Company agreed to pay Varian $20.0 million in cash ($5.0 million in December 30, 2001 and the balance of $15.0 million to be paid quarterly over the next 3 years) and issued a warrant with a fair value of $21.5 million that entitles Varian to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Varian and the Company agreed to dismiss all pending claims and counterclaims relating to the litigation.

In connection with the settlement, the Company recorded a charge of $38.8 million in the quarter ended December 30, 2001, which represents approximately 93% of the total value of the settlement. The remaining portion of the total value of the settlement relating to the future licensed use of the patents, $2.7 million, is being amortized ratably over 10 quarters. Accumulated amortization as of the end of fiscal 2002 was $540,000.

The imputed value of the warrant was determined using the Black-Scholes valuation model. The key assumptions used in the valuation model were an expected life of 4 years, an expected stock price volatility of 61% and a risk-free interest rate of 4.5%.

In September 1999, Tegal Corporation ("Tegal") brought suit against the Company seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal is asserting. On the Company's motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. To date, however, there has been no determination as to the actual scope of those claims, or whether the mentioned products have infringed or are infringing Tegal's patents. No trial date is currently scheduled in the action. Furthermore, there have been no findings in the action which have caused the Company to reasonably believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

From time to time, the Company has received notices from third parties alleging infringement of such parties' patent or other intellectual property rights by Lam's products. In such cases, it is the Company's policy to defend the claims or, if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that in the future the Company will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on its consolidated financial position or operating results.

Note X: Subsequent Events (unaudited)

The 5% Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

At the end of August 2002, the Company repurchased approximately 3.5 million shares of its common stock with a market value of $47.6 million ($13.60 per share) by physically settling certain put and call option contracts (equity derivative contracts), which gave the Company the right to repurchase the shares for $39.1 million ($11.19 per share) from independent third parties. By settling the equity derivative contracts, the Company was able to repurchase the shares at a discount of $8.4 million ($2.41 per share) from their fair market value. As a result of this transaction, the Company recognized an increase in treasury stock of $47.6 million. From June 30, 2002 through the settlement date, the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million as a result of changes in the fair value of the Company's common stock over the same period. This reduction in the equity derivative contracts fair value will be included in the Company's earnings for the quarter ending September 29, 2002.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 30, 2002 and June 24, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 30, 2002 and June 24, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
July 19, 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By:	/s/ JAMES W. BAGLEY James W. Bagley Chairman, Chief Executive Officer

Dated: September 9, 2002

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

Signatures	Title	Date
/s/ James W. Bagley James W. Bagley	Chairman, Chief Executive Officer	September 9, 2002
/s/ Mercedes Johnson Mercedes Johnson	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	September 9, 2002
/s/ David G. Arscott David G. Arscott	Director	September 9, 2002
/s/ Robert M. Berdahl Robert M. Berdahl	Director	September 9, 2002
/s/ Richard J. Elkus,Jr. Richard J. Elkus, Jr.	Director	September 9, 2002
/s/ Jack R. Harris Jack R. Harris	Director	September 9, 2002
/s/ Grant M. Inman Grant M. Inman	Director	September 9, 2002
/s/ Kenneth M. Thompson Kenneth M. Thompson	Director	September 9, 2002

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bagley, Chairman and Chief Executive Officer of Lam Research Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Lam Research Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 9, 2002

/s/ James W. Bagley James W. Bagley Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mercedes Johnson, Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer of Lam Research Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Lam Research Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 9, 2002

/s/ Mercedes Johnson Mercedes Johnson Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

LAM RESEARCH CORPORATION

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS
                                    ----------- ----------- ---------
                                      BALANCE     CHARGED    CHARGED                  BALANCE
                                        AT          TO         TO                       AT
                                     BEGINNING     COSTS      OTHER                     END
                                        OF          AND     ACCOUNTS  DEDUCTIONS        OF
            DESCRIPTION               PERIOD     EXPENSES   DESCRIBE   DESCRIBE       PERIOD
----------------------------------- ----------- ----------- --------- -----------   -----------
              COL. A                  COL. B      COL. C                COL. D        COL. E
----------------------------------- ----------- -----------           -----------   -----------
YEAR ENDED JUNE 30, 2002
Deducted from asset accounts:
  Allowance for doubtful accounts.. $4,948,000     639,000        --     592,000 (1)$4,995,000
YEAR ENDED JUNE 24, 2001
Deducted from asset accounts:
  Allowance for doubtful accounts.. $4,570,000   2,047,000        --   1,669,000 (1)$4,948,000
YEAR ENDED JUNE 25, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts.. $4,580,000   1,525,000        --   1,535,000 (1)$4,570,000

(1) Represents specific customer accounts written-off.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2002
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

10.41(17)	Employment Agreement for James W. Bagley, dated July 1, 1997.
10.42(16)	Employment Agreement for Stephen G. Newberry, dated August 5, 1997.
10.43(16)	Addendum to Roger D. Emerick Employment Contract, dated June 26, 1997.
10.46(20)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.
10.49(20)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.
10.50(22)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.
10.51(22)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.
10.52(23)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.
10.53(23)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.
10.54(19)	Indenture by and between the Company and LaSalle National Bank, dated as of August 15, 1997.
10.55(19)	Registration Rights Agreement by and between the Company and Deutsche Morgan Grenfeld Inc., ABN AMRO Rothschild, and Lombard Odier International Underwriters Limited, dated as of August 15, 1997.
10.58(24)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.
10.59(24)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.
10.60(24)	Second Addendum to Employment Agreement between Lam Research Corporation and Roger D. Emerick, effective September 1, 1998.
10.61(25)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.
10.62(25)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.63(25)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.64(25)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.
10.66(26)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.
10.67(27)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.
10.68(27)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.
10.69(29)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.
10.70(31)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.
10.71(31)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.
10.72(32)	Employment Agreement for Mercedes Johnson, dated December 1, 1999.
10.73(33)	Lease Agreement Between Lam Research Corporation and Cushng 2000 Trust, dated December 6, 2000.
10.74(33)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.
10.75(34)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, dated May 22, 2001
10.76(34)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, dated May 22, 2001.
10.77(36)	Warrant to Purchase Common Stock of Lam Research Corporation, dated December 19, 2001, issued to Varian Semiconductor Equipment Associates, Inc.
10.78	Promissory Note between Lam Research Corporation and Stephen G. Newberry dated May 8, 2001.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24	Power of Attorney
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(30) Incorporated by reference to Registrant's Report on Form S-8 dated December 4, 2001.

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

(32) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 24, 2000.

(33) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 24, 2000.

(34) Incorporated by reference to Registrant's Registration Statement on Form S-3 dated July 27, 2001.

(35) Incorporated by reference to Registrant's Amendment No.2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000.

(36) Incorporated by reference to Registrant's Registration Statement on Form S-3 dated January 30, 2002.