Form 10-Q
period 2002-09-29
LAM RESEARCH CORP
filed 2002-11-13
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of November 8, 2002, there were 125,368,223 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                                September 29,  June 30,
                                                                    2002         2002
                                                                -----------  -----------
                                                                 (unaudited)     (1)
Assets

Cash and cash equivalents..................................... $   169,430  $   172,431
Short-term investments........................................     371,029      701,774
Accounts receivable, net......................................     136,352      132,113
Inventories...................................................     161,220      180,799
Other current assets..........................................      21,937       43,080
Deferred income taxes.........................................     128,342      125,227
                                                                -----------  -----------
          Total current assets................................     988,310    1,355,424
Property and equipment, net...................................      63,105       67,496
Restricted cash...............................................      61,907       70,983
Deferred income taxes.........................................      88,307       86,231
Other assets..................................................      63,094       52,157
                                                                -----------  -----------
          Total assets........................................ $ 1,264,723  $ 1,632,291
                                                                ===========  ===========
Liabilities and stockholders' equity

Trade accounts payable........................................ $    38,894  $    59,806
Accrued expenses and other
   current liabilities........................................     158,932      159,012
Deferred profit...............................................      71,092       63,435
Current portion of long-term debt, capital lease obligations
    and other long-term liabilities  .........................       5,411      315,291
                                                                -----------  -----------
          Total current liabilities...........................     274,329      597,544
Long-term debt and other long-term liabilities
   less current portion.......................................     372,033      359,691
                                                                -----------  -----------
          Total liabilities...................................     646,362      957,235
Commitments and contingencies
Preferred stock, at par value of $0.001 per share;
   authorized -- 5,000 shares, none outstanding...............         --           --
Common stock, at par value of $0.001 per share;
     authorized -- 400,000 shares; issued and
     outstanding -- 125,318 shares at September 29,
    2002 and 127,978 shares at June 30, 2002..................         125          128
Additional paid-in capital....................................     545,025      542,228
Treasury stock, at cost.......................................     (50,246)      (9,100)
Accumulated other comprehensive loss..........................     (18,215)     (15,240)
Retained earnings.............................................     141,672      157,040
                                                                -----------  -----------
          Total stockholders' equity..........................     618,361      675,056
                                                                -----------  -----------
          Total liabilities and stockholders' equity.......... $ 1,264,723  $ 1,632,291
                                                                ===========  ===========

(1) Derived from June 30, 2002 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                              Three Months Ended
                                          --------------------------
                                          September 29, September 23,
                                             2002          2001
                                          ------------  ------------

Total revenue........................... $    197,520  $    339,580

  Cost of goods sold....................      118,526       213,869
  Cost of goods sold -
   restructuring charges................          --          7,600
                                          ------------  ------------
Gross margin                                   78,994       118,111
  Research and development..............       41,382        47,230
  Selling, general and administrative...       33,359        47,165
  Restructuring charges.................         --          13,448
                                          ------------  ------------
Operating income  ......................        4,253        10,268
Other expense, net......................      (17,069)      (18,179)
                                          ------------  ------------
Loss before income taxes................      (12,816)       (7,911)
Income tax expense .....................          898         1,009
                                          ------------  ------------
Net Loss ............................... $    (13,714) $     (8,920)
                                          ============  ============
Net loss per share:
   Basic net loss per share............. $      (0.11) $      (0.07)
                                          ============  ============
   Diluted net loss per share........... $      (0.11) $      (0.07)
                                          ============  ============
Number of shares used in
  per share calculations:
   Basic................................      126,931       125,340
                                          ============  ============
   Diluted..............................      126,931       125,340
                                          ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                             Three Months Ended
                                                         --------------------------
                                                         September 29, September 23,
                                                             2002          2001
                                                         ------------  ------------

  Net loss............................................. $    (13,714) $     (8,920)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
  Loss on equity derivative contracts in company stock.       16,407        17,994
  Depreciation and amortization........................       11,011        15,954
  Deferred income taxes................................       (5,190)          --
  Restructuring charges................................          --         21,048
  Other                                                          564           --
  Change in working capital accounts...................       (7,531)      (48,937)
                                                         ------------  ------------
Net cash provided by/(used for) operating activities...        1,547        (2,861)
                                                         ------------  ------------

Cash flows from investing activities:

  Capital expenditures ................................       (3,523)       (2,003)
  Purchases of available-for-sale securities...........      (76,052)     (734,147)
  Sales of available-for-sale securities...............      406,250       612,526
  Restricted cash released upon settlement of equity
    derivatives in company stock.......................        9,076           --
  Other, net...........................................          501          (272)
                                                         ------------  ------------
Net cash provided by/(used for) investing activities...      336,252      (123,896)
                                                         ------------  ------------

Cash flows from financing activities:

  Net proceeds from issuance of short and
    long term debt.....................................          --            --
  Principal payments and redemptions on long-term debt
    and capital lease obligations......................     (309,886)         (604)
  Treasury stock purchases.............................      (39,122)      (10,678)
  Reissuances of treasury stock........................        4,753         6,646
  Proceeds from issuance of common stock...............        2,794         3,623
                                                         ------------  ------------
Net cash used for financing activities.................     (341,461)       (1,013)
                                                         ------------  ------------
  Effect of exchange rate changes on cash..............          661         1,110
Net decrease in cash and
  cash equivalents.....................................       (3,001)     (126,660)
Cash and cash equivalents at beginning of period.......      172,431       221,659
                                                         ------------  ------------
Cash and cash equivalents at end of period............. $    169,430  $     94,999
                                                         ============  ============

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2002
(Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the "Company" or "Lam") for the fiscal year ended June 30, 2002, which are included in the Annual Report on Form 10-K, File Number 0-12933. Lam's Form 10-K is available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. Lam also posts the Form 10-K on the corporate website at http://www.lamrc.com.

The Company's reporting period is a 52/53-week fiscal year. The Company's current fiscal year will end June 29, 2003 and includes 52 weeks. The quarters ended September 29, 2002 and September 23, 2001 each included 13 weeks.

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

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

Consolidation of Certain Special-Purpose Entities: In June 2002, the FASB issued an Exposure Draft of a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements "Consolidation of Certain Special-Purpose Entities"(the proposed Interpretation or Exposure Draft) that establishes accounting guidance for consolidation of special-purpose entities ("SPE"). The proposed Interpretation will apply to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a SPE. The Exposure Draft provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a SPE, that functions to support the activities of the Primary Beneficiary. The proposed Interpretation may result in the Company having to consolidate the operating results of a special purpose entity or similar entity, which is a lessor under some of the Company's operating lease agreements. The FASB expects to issue the Interpretation in the fourth quarter of calendar year 2002. The effective date of these proposed new rules on the Company's current operating leases could be as early as the beginning of our fiscal quarter ending June 2003, and sooner on any new leases entered into after the new rules' effective date which utilize special purpose entities or equivalent lease structures. Implementation of this Exposure Draft, when and if it becomes a final accounting rule, could require the Company to consolidate the activities of the SPE and recognize the asset and related liability.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In May 2002, the FASB issued an Exposure Draft of a proposed Interpretation that would require a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. The proposed Interpretation would also require a company ("the guarantor") to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The proposed Interpretation does not provide guidance on the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. The proposed Interpretation would also incorporate, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others " which is being superseded. Implementation of this Exposure Draft, when and if it becomes a final accounting rule would be effective for financial statements for periods ending after December 15, 2002 and would be applied only on a prospective basis to guarantees issued after December 31, 2002. Because the proposed Interpretation is to be applied prospective, it would not have a material impact on the Company's current financial position or results of operations.

NOTE C -- INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                      September 29,   June 30,
                                          2002          2002
                                      ------------  ------------
                                              (in thousands)
Raw materials....................... $     96,743  $    108,595
Work-in-process.....................       41,510        45,309
Finished goods......................       22,967        26,895
                                      ------------  ------------
                                     $    161,220  $    180,799
                                      ============  ============

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                      September 29,   June 30,
                                          2002          2002
                                      ------------  ------------
                                              (in thousands)
Manufacturing and other equipment .. $    119,947  $    123,117
Leasehold improvements..............       65,935        65,749
Furniture and fixtures..............        5,190         5,246
Computer equipment and software.....       72,765        73,769
                                      ------------  ------------
                                          263,837       267,881
Less accumulated depreciation
  and amortization..................     (200,732)     (200,385)
                                      ------------  ------------
                                     $     63,105  $     67,496
                                      ============  ============

NOTE E --INTANGIBLE ASSETS

Effective July 1, 2002, the beginning of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 requires that goodwill and certain other intangible assets be tested for impairment at least annually and written down only when determined to be impaired, replacing the previous accounting practice of ratably amortizing these items over their estimated useful lives. Intangible assets other than goodwill that have a finite life continue to be amortized over their useful lives. The Company has no goodwill or intangible assets with indefinite lives. The Company's finite-lived intangible assets consist of purchased intellectual property rights and the licensed use of patents that are still being amortized over their original expected useful lives. Consequently, there was no impact on the Company's financial position or results of operations upon the adoption of FAS 142.

As of September 29, 2002, the Company's finite-lived intangible assets consisted of the following:

                                     September 29, 2002         June 30, 2002
                                  ----------------------  -------------------------
                                   Gross                    Gross
                                  Carrying   Accumulated   Carrying    Accumulated
                                   Amount    Amortization   Amount     Amortization
                                  ---------  -----------  -----------  ------------
                                              (in thousands)
Intellectual property rights..   $   3,500  $     1,525  $     3,500  $      1,350
Licenses......................       2,700          810        2,700           540
                                  ---------  -----------  -----------  ------------
                                 $   6,200  $     2,335  $     6,200  $      1,890
                                  =========  ===========  ===========  ============

Total amortization expense for the three months ended September 29, 2002 and September 23, 2001, was $445,000 and $175,000, respectively. Intellectual property rights have an estimated life of 5 years and licenses have an estimated life of 2.5 years. The weighted average useful life of all intangible assets is approximately 4.0 years.

Estimated future intangible asset amortization expense for the remainder of fiscal 2003, and for the five fiscal years thereafter, is as follows:

Period                         Amount
--------------------------  ------------
                           (in thousands)
Remainder of fiscal 2003... $     1,335
Fiscal 2004................       1,780
Fiscal 2005................         550
Fiscal 2006................         200
Thereafter.................            -
                             -----------
                            $     3,865
                             ===========

NOTE F -- OTHER EXPENSE, NET

The significant components of Other Expense, net are as follows:

                                          Three Months Ended
                                      --------------------------
                                      September 29, September 23,
                                         2002          2001
                                      ------------  ------------
                                           (in thousands)
Loss on equity derivative contracts  $    (16,407) $    (17,994)
Interest expense....................       (3,670)       (7,234)
Interest income.....................        5,715         9,068
Foreign exchange loss ................       (969)       (1,136)
Other, net .........................       (1,738)         (883)
                                      ------------  ------------
                                     $    (17,069) $    (18,179)
                                      ============  ============

NOTE G -- NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator. For all periods presented, diluted net loss per share is equal to basic net loss per share.

                                              Three Months Ended
                                          --------------------------
                                          September 29, September 23,
                                             2002          2001
                                          ------------  ------------
                                    (in thousands, except per share data)

Numerator:
 Basic net loss from continuing
  operations............................ $    (13,714) $     (8,920)
  Add: Interest expense on convertible
    subordinated notes, net of taxes ...           --            --
                                          ------------  ------------
  Diluted net loss from continuing
    operations.......................... $    (13,714) $     (8,920)
                                          ============  ============

Denominator:
 Basic average shares outstanding.......      126,931       125,340
 Effect of potential dilutive securities:
     Employee stock plans and warrants..           --            --
     Convertible subordinated notes.....           --            --
                                          ------------  ------------
  Diluted average shares outstanding....      126,931       125,340
                                          ============  ============
Income (loss) per share from continuing
 operations - Basic.....................       ($0.11)       ($0.07)
                                          ============  ============
Income (loss) per share from continuing
 operations - Diluted...................       ($0.11)       ($0.07)
                                          ============  ============

For the three-month period ended September 29, 2002, options, warrants and convertible securities were outstanding, but all 30,927,000 potential common shares issuable upon the exercise or conversion of these instruments were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss recorded for the period. For the three-month period ended September 23, 2001, options and convertible securities were outstanding, but all 29,799,000 potential common shares issuable upon the exercise or conversion of these instruments were excluded from the computation of diluted net loss per common share because the effect would have been antidilutive due to the net loss recorded for the period.

NOTE H - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive loss, net of tax, are as follows:

                                      Three Months Ended
                                  --------------------------
                                  September 29, September 23,
                                     2002          2001
                                  ------------  ------------
                                        (in thousands)
Net loss ....................... $    (13,714) $     (8,920)
Foreign currency translation
  adjustment....................       (2,190)        3,442
Changes in fair value of derivative
  financial instruments, net....         (785)           75
                                  ------------  ------------
Comprehensive loss ............. $    (16,689) $     (5,403)
                                  ============  ============

Accumulated other comprehensive loss, net of tax, is as follows:

                                            September 29,  June 30,
                                                 2002         2002
                                            ------------ ------------
                                                (in thousands)
Accumulated foreign currency translation
  adjustment................................   ($18,648)    ($16,458)
Accumulated unrealized gain on
  derivative financial instruments..........        433        1,218
                                            ------------ ------------
Accumulated other comprehensive loss........   ($18,215)    ($15,240)
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

In most countries, the Company's system sales are generally transacted in U.S. dollars. Spare parts and service sales, in Europe and the U.S. are generally denominated in U.S. dollars and in Asia Pacific they are generally denominated in the local country's currency. In Japan, the Company generally sells its systems, spare parts and services in Japanese Yen. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations.

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

Cash flow hedges include time value and are tested for effectiveness by comparing the foreign currency forward rates at inception to the current market forward rate. No hedge ineffectiveness was included in earnings during the three-month period ended September 29, 2002.

If a cash flow hedge is discontinued because it is probable that the original forecasted transaction will not occur, the net gain or loss included in accumulated other comprehensive income (loss) will be reclassified into earnings as a component of Other Income (Expense), net. For the quarter ended September 29, 2002 the Company recorded a $73,000 gain for cash flow hedges that have been discontinued, because the original forecasted transactions did not occur. The gains are recorded in the Other Income (Expense), net in the September 2002 Condensed Consolidated Statement of Operations.

The following table summarizes activity in accumulated other comprehensive income (loss), net of tax, related to derivatives classified as cash flow hedges held by the Company:

                                                            (in thousands)
                                                             ------------
Balance at June 30, 2002................................... $      1,218
Reclassified into income from other comprehensive income...            3
Changes in fair value of derivative
   financial instruments, net..............................         (788)
                                                             ------------
Balance at September 29, 2002 ............................. $        433
                                                             ============

At September 29, 2002, the Company expects to reclassify the balance of deferred hedging gains and losses, net, included in accumulated comprehensive income (loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

The Company also has a policy to, where possible and practical, minimize the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Convertible Subordinated Notes ("4% Notes"), the Company is a party to an interest rate swap agreement ("the swap") with a notional amount of $300.0 million. Under the terms of the swap, the Company exchanges the fixed interest payments on its 4% Notes for variable interest payments based on the London Interbank Offered Rate ("LIBOR"). The swap is accounted for as a fair value hedge under the provisions of FAS 133. Fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component are recorded in earnings, and offset by changes in the fair value of the swap, which are also recorded in earnings.

As a result of designating the swap as a hedge of its 4% Notes, the carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate. Through the quarter ended September 29, 2002, the carrying value of the 4% Notes included in Long Term Debt was increased by $12.7 million (to $316.2 million) with the corresponding loss for the quarter recorded in Other Expense, net. Over the same period, the fair value of the swap, included in Long Term Assets, increased by $12.6 million (to $15.8 million) with the corresponding offsetting gain for the quarter recorded in Other Expense, net.

Hedge ineffectiveness associated with the swap results when changes in the fair value of the swap differ from changes in the fair value of the 4% Notes attributable to changes in the benchmark interest rate. For the 3-month period ended September 29 2002, the Company recognized net losses of $137,000 in Other Income (Expense), net, resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes.

NOTE J -- RESTRUCTURING ACTIVITIES

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

Below is a table summarizing activity relating to the June 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned                Other
                                        and     on Vacated   Fixed    Discontinued  Exit
                                     Benefits   Facilities  Assets    Inventory     Costs       Total
                                     ---------  ---------  ---------  ----------  ----------  ---------
                                                                    (in thousands)
June 2001 provision................ $   8,282  $   1,312  $   3,036  $    3,732  $      407  $  16,769
Cash payments......................    (4,067)         --         --          --          --    (4,067)
Non-cash charges...................         --         --    (3,036)     (3,732)        (10)    (6,778)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 24, 2001...........     4,215      1,312          --          --        397      5,924
                                     ---------  ---------  ---------  ----------  ----------  ---------
Recovery of assets.................         --         --         --        889           --       889
Cash payments......................    (1,507)      (706)         --          --        (27)    (2,240)
Non-cash charges...................      (819)         --         --          --       (322)    (1,141)
Reversal of restructuring charges..    (1,359)         --         --       (889)          --    (2,248)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 30, 2002...........       530        606          --          --         48      1,184
                                     ---------  ---------  ---------  ---------- -----------  ---------
Cash payments......................       (12)      (207)         --          --          --      (219)
Non-cash charges...................       (13)         --         --          --          --       (13)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at September 29, 2002...... $     505  $     399  $       -- $        -- $       48  $     952
                                     =========  =========  =========  ==========  ==========  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to June 24, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.5 million as of September 29, 2002 is anticipated to be utilized by December 2002.

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

By mid to late summer of 2001, further deterioration in semiconductor sales resulted in a lower outlook for the wafer fabrication equipment market and therefore in the Company's revenues. Consequently, in August 2001, the Company announced a new plan ("the September 2001 Plan") to further reduce its fixed cost infrastructure, including an approximate 10% reduction-in-force. During the first quarter of fiscal year 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduced its workforce by approximately 550 employees, worldwide, prior to September 23, 2001. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and write-offs for inventories of selected, older etch product lines that were discontinued. During the fourth quarter of fiscal 2002, the Company determined that outplacement services guaranteed by the Company for terminated employees and other employee benefit costs were not going to be fully utilized and therefore recovered $0.7 million of restructuring charges recorded in the first quarter of fiscal 2002. The Company also recovered $0.8 million from certain of its older etch inventories previously segregated and written-off and $0.3 million from facilities leases.

Below is a table summarizing activity relating to the September 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed    Discontinued
                                     Benefits   Facilities  Assets    Inventory     Total
                                     ---------  ---------  ---------  ----------  ----------
                                                          (in thousands)
September 2001 provision........... $  10,767  $   1,746  $     935  $    7,600  $   21,048
Recovery of assets.................         --         --         --        785         785
Cash payments......................    (8,135)      (762)         --          --     (8,897)
Non-cash charges...................    (1,035)         --      (935)     (7,600)     (9,570)
Reversal of restructuring charges..      (695)      (317)         --       (785)     (1,797)
                                     ---------  ---------  ---------  ----------  ----------
Balance at June 30, 2002...........       902        667          --          --      1,569
                                     ---------  ---------  ---------  ----------------------
Cash payments......................       (77)      (124)         --          --       (201)
Non-cash charges...................        (8)         --         --          --         (8)
                                     ---------  ---------  ---------  ----------  ----------
Balance at September 29, 2002...... $     817  $     543  $       -- $        -- $    1,360
                                     =========  =========  =========  ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.8 million as of September 29, 2002 is anticipated to be utilized by December 2002.

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

Below is a table summarizing activity relating to the December 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed
                                     Benefits   Facilities  Assets      Total
                                     ---------  ---------  ---------  ----------
                                                    (in thousands)
December 2001 provision............ $  14,208  $   9,637  $   9,928  $   33,773
Cash payments......................    (9,122)      (386)         --     (9,508)
Non-cash charges...................    (1,529)      (127)    (9,928)    (11,584)
                                     ---------  ---------  ---------  ----------
Balance at June 30, 2002...........     3,557      9,124          --     12,681
                                     ---------  ---------  ---------  ----------
Cash payments......................      (640)      (615)         --     (1,255)
Non-cash charges...................         --         --         --          --
                                     ---------  ---------  ---------  ----------
Balance at September 29, 2002...... $   2,917  $   8,509  $       -- $   11,426
                                     =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $2.9 million, as of September 29, 2002, is anticipated to be utilized by December 2002.

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

NOTE K -- REDEMPTION OF CONVERTIBLE SUBORDINATED NOTES

The Company's 5% Convertible Subordinated Notes (5% Notes) matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

NOTE L - EQUITY DERIVATIVE CONTRACTS IN LAM STOCK

The Company's equity derivatives acquired in June 1999, included certain put and call options indexed to its own stock. Application of EITF 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer", for the purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", required these previously purchased instruments to be recorded at their fair value at the end of each reporting period, commencing in June 2001, and the change in fair value be recorded as a gain or loss in the Company's statement of operations. The Company's equity derivatives were collateralized by restricted cash of $9.1 million and could not be settled in unregistered shares. They were classified as Other Short Term Assets ($24.8 million), at the end of fiscal 2002.

On August 23, 2002, the Company settled its equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, the Company was able to repurchase the shares at a discount of $8.4 million ($2.41 per share) from their then market value. As a result of this transaction, the Company recognized an increase in treasury stock of $47.6 million.

Based on the $13.60 market price of the Company's common stock at the contract settlement date, the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivatives contracts' fair value was recorded as a non-taxable loss in Other Expense, net, in the September 29, 2002 Condensed Consolidated Statement of Operations.

NOTE M -- LITIGATION

See Part II, item 1 for discussion of litigation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Forward Looking Statements

With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by these statutes. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue and income, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development, outsourcing plans and operating expenses, our management's plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof.

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10- K for a full understanding of our financial position and results of operations for the three month period ended September 29, 2002.

RESULTS OF OPERATIONS

Lam Research Corporation is a leading supplier of technically complex thin film selective removal equipment used during the wafer fabrication process of semiconductor manufacturing. The Company's product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization ("CMP") and post-CMP wafer cleaning systems. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive, new products. For these and other reasons, our results of operations for the three months ended September 29, 2002 may not necessarily be indicative of future operating results.

Total Revenue

Our total revenues for the three-month period ended September 29, 2002 were $197.5 million, a decrease of 41.8%, compared to the corresponding period in the prior year. The decrease in revenues compared to the corresponding period a year ago results from reduced capital equipment expenditures by our customers due to manufacturing overcapacity in the semiconductor industry that became apparent in the March quarter of 2001. Our total revenues were $180.3 for the three-month period ended June 30, 2002. The sequential increase in revenues reflects a short-lived increase in demand for wafer fabrication equipment in the first half of calendar year 2002.

The geographic breakdown of revenue for the September quarter was as follows:

                          Three Months Ended
                      --------------------------
                      September 29, September 23,
                         2002          2001
                      ------------  ------------
North America.......           23%           27%
Europe..............           18%           25%
Asia Pacific........           48%           38%
Japan...............           11%           10%

Our current estimate is for slightly lower revenues in the December 2002 quarter due to weak outlook in semiconductor and electronic goods sales for the second half of calendar year 2002.

Gross Margin

Our gross margin as a percentage of revenue increased to 40% for the three months ended September 29, 2002, compared to 34.8% for the corresponding period one year ago, which included a $7.6 million restructuring charge. Excluding the restructuring charge, the increase in gross margin compared to the September 2001 period of 37.0% is due primarily to improved capacity utilization of manufacturing and field service resources and from the impact of cost reduction programs implemented during fiscal 2002. Exclusive of a restructuring reserve recovery, gross margin for the three-months ended June 2002 was 35.9% of total revenue. The sequential increase in gross margin as a percent of revenue stems from improved manufacturing utilization and a more favorable product mix.

Our current outlook is for gross margin as a percent of revenue to remain relatively flat in the subsequent quarter.

Research and Development

Research and Development ("R&D") expenses for the three months ended September 29, 2002, were $41.4 million, 12.4% lower than the comparable year-ago period. R&D expenses as a percentage of revenue for the three months ended September 29, 2002, were 21.0%, compared to 13.9% for the corresponding period a year ago. The increase in R&D expenses as a percentage of total revenue for the three months ended September 29, 2002, is due to lower sales volume.

We expect our investment in R&D spending to be approximately flat in the next quarter.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses for the three months ended September 29, 2002 were $33.4 million, 29.3% lower than SG&A expenses in the corresponding fiscal 2002 period. As a percentage of revenue SG&A expenses for the three months ended September 29, 2002, were 16.9% of total revenue, compared to 13.9% of total revenue for the comparable period in fiscal 2002. The increase as a percentage of revenue for the three months ended September 29, 2002, as compared to the corresponding period a year ago, reflects the decrease in our revenues due to the contraction of the semiconductor equipment market. The decrease in SG&A in absolute dollars is primarily due to personnel reductions and other cost containment measures implemented during fiscal 2002.

We expect SG&A as a percentage of revenues to increase modestly in the subsequent quarter due to anticipated lower sales volumes.

Restructuring Activities

We have developed restructuring plans in response to changes in business outlook with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost reduction activities including downsizing and reorganizations and business exit activities related to discontinued product lines. Accounting for restructuring activities requires an evaluation of formally agreed upon and approved plans. Although management makes every attempt to consolidate all known restructuring activities into one plan, the nature of our extreme cycles and rapidly changing forecasting environment places practical limitations on achieving this objective. The recognition of a restructuring event does not necessarily exclude similar but unrelated actions in future periods.

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

Below is a table summarizing activity relating to the June 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned                Other
                                        and     on Vacated   Fixed    Discontinued  Exit
                                     Benefits   Facilities  Assets    Inventory     Costs       Total
                                     ---------  ---------  ---------  ----------  ----------  ---------
                                                                    (in thousands)
June 2001 provision................ $   8,282  $   1,312  $   3,036  $    3,732  $      407  $  16,769
Cash payments......................    (4,067)         --         --          --          --    (4,067)
Non-cash charges...................         --         --    (3,036)     (3,732)        (10)    (6,778)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 24, 2001...........     4,215      1,312          --          --        397      5,924
                                     ---------  ---------  ---------  ----------  ----------  ---------
Recovery of assets.................         --         --         --        889           --       889
Cash payments......................    (1,507)      (706)         --          --        (27)    (2,240)
Non-cash charges...................      (819)         --         --          --       (322)    (1,141)
Reversal of restructuring charges..    (1,359)         --         --       (889)          --    (2,248)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 30, 2002...........       530        606          --          --         48      1,184
                                     ---------  ---------  ---------  ---------- -----------  ---------
Cash payments......................       (12)      (207)         --          --          --      (219)
Non-cash charges...................       (13)         --         --          --          --       (13)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at September 29, 2002...... $     505  $     399  $       -- $        -- $       48  $     952
                                     =========  =========  =========  ==========  ==========  =========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to the date of the financial statements, management, with the proper level of authority, approved and committed to the plan of termination and determined the benefits the employees being terminated would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.5 million as of September 29, 2002 is anticipated to be utilized by December 2002.

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

Below is a table summarizing activity relating to the September 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed    Discontinued
                                     Benefits   Facilities  Assets    Inventory     Total
                                     ---------  ---------  ---------  ----------  ----------
                                                          (in thousands)
September 2001 provision........... $  10,767  $   1,746  $     935  $    7,600  $   21,048
Recovery of assets.................         --         --         --        785         785
Cash payments......................    (8,135)      (762)         --          --     (8,897)
Non-cash charges...................    (1,035)         --      (935)     (7,600)     (9,570)
Reversal of restructuring charges..      (695)      (317)         --       (785)     (1,797)
                                     ---------  ---------  ---------  ----------  ----------
Balance at June 30, 2002...........       902        667          --          --      1,569
                                     ---------  ---------  ---------  ----------------------
Cash payments......................       (77)      (124)         --          --       (201)
Non-cash charges...................        (8)         --         --          --         (8)
                                     ---------  ---------  ---------  ----------  ----------
Balance at September 29, 2002...... $     817  $     543  $       -- $        -- $    1,360
                                     =========  =========  =========  ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $0.8 million as of September 29, 2002 is anticipated to be utilized by December 2002.

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

The continued and severe degradation in the wafer fabrication equipment market in late calendar year 2001 and its impact on our near-term financial forecast necessitated another restructuring plan ("the December 2001 Plan"). In December 2001, we publicly announced our intention to reduce global employment by approximately 12% and further consolidate our facilities. During the second fiscal quarter, the December 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. We began implementing the announced restructuring activities and reduction of our workforce by approximately 470 employees, worldwide, prior to December 30, 2001. We recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

Below is a table summarizing activity relating to the December 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed
                                     Benefits   Facilities  Assets      Total
                                     ---------  ---------  ---------  ----------
                                                    (in thousands)
December 2001 provision............ $  14,208  $   9,637  $   9,928  $   33,773
Cash payments......................    (9,122)      (386)         --     (9,508)
Non-cash charges...................    (1,529)      (127)    (9,928)    (11,584)
                                     ---------  ---------  ---------  ----------
Balance at June 30, 2002...........     3,557      9,124          --     12,681
                                     ---------  ---------  ---------  ----------
Cash payments......................      (640)      (615)         --     (1,255)
Non-cash charges...................         --         --         --          --
                                     ---------  ---------  ---------  ----------
Balance at September 29, 2002...... $   2,917  $   8,509  $       -- $   11,426
                                     =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The majority of the Severance and Benefits reserve balance of $2.9 million as of September 29, 2002 is anticipated to be utilized by December 2002.

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

As summarized above, restructuring activities have had a significant impact on our operating results. As discussed under "Recent Accounting Pronouncements" below, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). Had FAS 146 been applicable when we undertook our restructuring activities, the timing and amount of the charges recognized may have been different than those reported. FAS 146 is applicable to restructuring activities initiated on or after December 31, 2002 with early adoption encouraged. FAS 146 does not apply to our mentioned restructuring activities.

Tax Expenses

Income tax expense for the quarter ended September 29, 2002, was recorded using a 25% estimated effective tax rate as compared to 10% for the quarter ended September 2001. The gain or loss from the change in fair value of our equity derivatives indexed to our stock is non-taxable. Our fiscal 2003 tax rate estimate is based on our current profitability outlook offset by our continued and substantial investments in research and development programs qualifying for R&D tax benefits. The tax rate for the September 2001 quarter was based on our then estimated fiscal 2002 profitability, offset by research and development programs qualifying for R&D tax benefits.

Redemption of Convertible Subordinated Notes

Our 5% Convertible Subordinated Notes (5% Notes) matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

Equity Derivative Contracts In Lam Stock

Our equity derivatives acquired in June 1999, included certain put and call options indexed to our own stock. Application of EITF 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer", for the purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", required these previously purchased instruments to be recorded at their fair value at the end of each reporting period, commencing in June 2001, and the change in fair value be recorded as a gain or loss in our statement of operations. Our equity derivatives were collateralized by restricted cash of $9.1 million and could not be settled in unregistered shares. They were classified as Other Short Term Assets ($24.8 million), at the end of fiscal 2002.

On August 23, 2002, we settled our equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, we were able to repurchase the shares at a discount of $8.4 million ($2.41 per share) from their then market value. As a result of this transaction, we recognized an increase in treasury stock of $47.6 million.

Based on the $13.60 market price of our common stock at the contract settlement date, the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivatives contracts' fair value was recorded as a non-taxable loss in Other Expense, net, in the September 29, 2002 Condensed Consolidated Statement of Operations.

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

We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." At September 29, 2002, the deferred revenue balance, including $2.8 million attributable to the cumulative effect adjustment, was approximately $133.2 million.

Derivatives: We hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with our long-term debt, foreign currency exchange rate fluctuations on the value of our cash flows from forecasted revenue denominated in Japanese Yen and foreign currency denominated assets. Derivatives that qualify for hedge accounting are discussed in detail in Note I of our unaudited condensed consolidated financial statements. We do not acquire speculative derivatives for trading purposes. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value or cash flows will be measured.

When derivative instruments are designated and qualify as effective hedges of identified fair value exposures, we are able to offset changes in the fair value of the identified exposures by changes in the fair value of the hedging instruments. When derivative instruments are designated and qualify as effective cash flow hedges, we are able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of immaterial hedge ineffectiveness recognized, our results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if we did not believe that forecasted transactions would occur, we may not be able to account for our investments in derivative instruments as hedges. If this were to occur in a future period, changes in the fair values of our derivative instruments would be recognized in operations without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment.

To hedge foreign currency risks, we use foreign currency exchange forward contracts. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates and interest rates observed in the market. To hedge interest rate risk, an interest rate swap is used in connection with our 4% Notes in which we pay a variable rate and receive a fixed rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments arising under the swap. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In future periods, if changes in the fair value of the swap are no longer effective at hedging changes in the fair value of our fixed rate 4% Notes, the interest rate swap may no longer qualify for hedge accounting treatment. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note E to our audited consolidated financial statements and the section titled "Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and herein in Note I to the unaudited condensed consolidated financial statements for the three months ended September 29, 2002.

We consider our most current outlook in determining the level of foreign currency denominated intercompany revenues to hedge. We combine these forecasts with historical trends to establish the portion of our expected volume to be hedged. The revenues are hedged for exposures to fluctuations in foreign currency exchange rates. Should the level of revenues expected not occur, our investments in derivatives used to hedge changes in foreign currency exchange rates may not qualify for hedge accounting.

We do not believe we are exposed to more than a nominal amount of credit risk in our interest rate and foreign currency hedges, as counterparties are established and well-capitalized financial institutions. Our exposures are in liquid currencies (Japanese Yen), so there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

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

Standard costs are generally re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts and currently obtainable assembly and test labor and overhead for manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to fully absorb spending at average utilization volumes. All intercompany profits related to the sale and purchase of inventory between our legal entities is eliminated from our consolidated financial statements.

Assembly outsourcing initiatives implemented in fiscal 2002 have altered and will continue to alter the composition of reported cost of sales. Over time, proportionately more costs will comprise purchased materials and less will represent manufacturing labor and overhead, reflecting the substitution of our assembly activities with the purchase of completed modules and integrated units from new outsource assembly vendors.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Obsolete inventory or inventory in excess of management's estimated usage requirements over the next 12 to 36 months' based on estimated customer product orders is written-down to its estimated market value, if less than cost. Inherent in the estimates of market value are management's forecasts related to our future manufacturing schedules, customer demand, technological and or market obsolescence, general semiconductor market conditions, possible alternative uses and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

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

Actual warranty expenses incurred on a system-by system basis, and overall, may differ from our original estimates. While we consistently monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. Accordingly, actual costs that exceed the estimates are expensed as incurred and at the same time, additional probable and estimable liabilities recorded.

We do not maintain general or unspecified provisions or reserves; all warranty reserves are related to specific systems. Historically, including the most recent 3 months ended September 29, 2002, all warranty obligations have been determined with reasonable estimates.

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

At September 29, 2002, warranty reserves were $16.2 million, compared to $15.5 million at June 30, 2002.

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

Pro forma net income (loss) and net income (loss) per share disclosed in the footnotes to our annual consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable measure of the fair value of the Company's stock-based awards to employees.

Deferred Income Taxes: We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. We have considered future estimated taxable income and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance covers the tax benefit from the exercise of employee stock options and foreign tax credits. When the stock option tax benefits are realized, the valuation allowance will be reversed and credited to capital in excess of par value. When the foreign tax credits are realized, the valuation allowance will be reversed through the income statement.

Recent Accounting Pronouncements

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

Consolidation of Certain Special-Purpose Entities: In June 2002, the FASB issued an Exposure Draft of a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements "Consolidation of Certain Special-Purpose Entities"(the proposed Interpretation or Exposure Draft) that establishes accounting guidance for consolidation of special-purpose entities ("SPE"). The proposed Interpretation will apply to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with an SPE. The Exposure Draft provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a special purpose entity (SPE), that functions to support the activities of the Primary Beneficiary. The proposed Interpretation may result in our having to consolidate the operating results of a SPE or similar entity, which is a lessor under some of our operating lease agreements. The FASB expects to issue the Interpretation in the fourth quarter of calendar year 2002. The effective date of these proposed new rules on our current operating leases could be as early as the beginning of our fiscal quarter ending June 2003, and sooner on any new leases entered into after the new rules' effective date which utilize special purpose entities or equivalent lease structures. Implementation of this Exposure Draft, when and if it becomes a final accounting rule, could require us to consolidate the activities of the SPE and recognize the asset and related liability.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In May 2002, the FASB issued an Exposure Draft of a proposed Interpretation that would require a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. The proposed Interpretation would also require a company ("the guarantor") to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The proposed Interpretation does not provide guidance on the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. The proposed Interpretation would also incorporate, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others " which is being superseded. Implementation of this Exposure Draft, when and if it becomes a final accounting rule would be effective for financial statements for periods ending after December 15, 2002 and would be applied only on a prospective basis to guarantees issued after December 31, 2002. The proposed Interpretation is not anticipated to have a material impact on our current financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-term Investments, and Restricted Cash totaled $602.4 million as of September 29,2002 compared with $945.2 million at June 30, 2002. During the quarter ended September 29, 2002, we repaid our 5% Notes, principal amount of $309.8 million, and purchased Lam common stock for $39.1 million in connection with the settlement of our equity derivative contracts.

Net cash provided from operations for the three months ended September 29, 2002, was $1.5 million. A net loss of $13.7 million adjusted for non-cash charges of $22.7 million, resulted in positive cash flow of $9.0 million, which was partially offset by uses of working capital totaling $7.5 million. Non-cash charges included items such as depreciation and amortization, deferred income taxes, and the adjustment for the loss on equity derivative contracts indexed to our stock. Significant changes in working capital include inventory reductions of primarily $19.6 million offset by decreases of $23.9 million in accounts payables and other accrued liabilities.

Net cash provided by investing activities for the three months ended September 29, 2002, was $336.3 million. We sold $330.2 million, net, of short-term investments that were primarily used to repay our 5% Notes. Net capital expenditures used $3.5 million and our restricted cash decreased $9.1 million primarily due to the settlement of our equity derivative contracts.

Net cash used by financing activities for the three months ended September 29, 2002, was $341.5 million and consisted primarily of the repayment of our 5% Notes in the amount of $309.8 million. In connection with the settlement of our equity derivative contract, we purchased Lam common stock for $39.1 million. We also reissued $4.8 million from treasury stock through our employee stock purchase programs. Net proceeds from the issuance of our common stock from stock option exercises totaled $2.8 million.

We have an agreement to sell specific U.S. Dollar-denominated receivables, subject to recourse provisions to two financial institutions. During the three months ended September 29, 2002, we sold $21.8 million of these receivables. At September 29, 2002, $21.8 million of these receivables remained uncollected, of which $2.1 million were subject to recourse provisions.

We have a similar agreement with a bank to sell specific Japanese Yen-denominated receivables, subject to recourse provisions. During the three month period ended September 29, 2002, no Yen-denominated receivables were sold and none of the receivables sold to the bank in prior periods remained uncollected.

Our contractual cash obligations and commitments relating to our debt obligations, lease payments and outsourcing activities are as follow:

                                Debt and Other             Outsourcing
                                 Long-Term    Operating   and Consignment
                                Liabilities     Leases      Contracts
                                ------------  ----------  -------------
Fiscal year, (1)                            (in thousands)
Through June 29, 2003 ........ $      4,161  $   58,450  $      26,669
2004 through 2006 ............      372,033      87,174         15,569
2007 through 2008 ............             -      6,165          1,762
Thereafter....................             -      1,656               -
                                ------------  ----------  -------------
  Total ...................... $    376,194  $  153,445  $      44,000
                                ============  ==========  =============

(1). The Company's fiscal year end falls on the last Sunday of June each year.

Debt financing includes our 4% Notes and a Yen-denominated term loan.

Details of the 4% notes are:

Description	4% Convertible Subordinated Notes, "4% Notes"
Offering Date	May 2001
Offering Amount	$300.0 million
Maturity Date	June 1, 2006
Offering Expenses

$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $6.2 million and $6.7 million at September 29, 2002 and June 30, 2002, respectively.

Interest Rate terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001
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

During the fourth quarter of fiscal 2001, we entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($49.4 million at September 29, 2002) with a syndicate of financial institutions, in order to fund our Japanese subsidiary operations. The entire principal amount under the new term loan is due at maturity, June 11, 2004, and has a floating interest rate based on the Tokyo Interbank Offered Rate ("TIBOR"), which at September 29, 2002, was 2.6% per annum.

During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of the Company's 4% Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate, resulting in interest expense savings of approximately $2.5 million for the three months ended September 29, 2002. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense to the Company may be incurred. Under the terms of the transaction, we must provide collateral to match any mark-to-market exposure on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter to quarter commensurate with the mark-to-market exposure on the swap instrument. Generally the required collateral will rise as interest rates rise. At the end of the quarter ended September 2002, we have $10.5 million in restricted cash on our balance sheet (classified as a long-term asset) related to this transaction.

During the second quarter of fiscal 2002 we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. ("Varian") in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash ($5.0 million in December 2001 and the balance of $15.0 million to be paid quarterly over the next 3 years). The contractual cash obligations and commitments table presented above contains our cash obligations related to the Varian settlement.

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

Lease agreements relating to certain buildings at our Fremont, California campus, require us to provide guaranteed residual values totaling $97.1 million at the end of the respective lease terms which are reflected in the preceding table ($44.4 million in 2003, $25.2 million in 2005 and $27.5 million in 2006). The lessor associated with one of these lease agreements is a SPE or equivalent structure. Presently, we account for this lease as an operating lease while the SPE owns and accounts for the leased assets and related liabilities. The FASB has issued an Exposure Draft "Consolidation of Certain Special Purpose Entities", a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" that establishes accounting guidance for consolidation of SPEs. Implementation of this Exposure Draft, when and if it becomes a final accounting rule, could require us to consolidate the activities of the SPE and recognize the asset and related liability.

Additionally, one of our lease agreements includes collateral restrictions that require us to maintain a certain amount of cash, $51.4 million at September 29, 2002, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of required cash collateral is reduced), as the underlying obligation is paid down by the lessor.

During the quarter ended September 29, 2002, we entered into agreements to outsource certain elements of our transactional accounting functions. Additionally, during the second half of fiscal 2002, we entered into agreements with third parties to outsource certain elements of our manufacturing, warehousing, logistics, facilities maintenance and information technology functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum outsourcing obligations at September 29, 2002 under these arrangements. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, these agreements provide for potential cancellation charges including the assumption of leases, assets and employees.

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as inventory until title is transferred or our purchase obligation is determined. At September 29, 2002, vendor owned inventories held at Lam and not reported as inventory were approximately $11.2 million.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to sustain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 29, 2002, combined with cash conservation activities, are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the end of calendar year 2003.

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

Risk Factors

Our Quarterly Revenues and Operating Results are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include, but are not limited to:

  economic conditions in the electronics and semiconductor industry generally, and the equipment industry specifically;
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

We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. We derive our revenue primarily from the shipment and acceptance of a relatively small number of high-priced systems. Our systems can range in price from approximately $400,000 to $4 million per unit. Because our operating expenses are based on anticipated future revenues, and a high percentage of those expenses are relatively fixed, a change in the timing of recognition of revenue and the level of gross profit from a single transaction can unfavorably affect operating results in a particular quarter.

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

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

We generally recognize revenue for new equipment on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new systems revenues is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

The Semiconductor Equipment Industry is Volatile and Reduced Product Demand has a Negative Impact on Shipments

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During calendar year 2001 and the first half of calendar year 2002, semiconductor manufacturers canceled or delayed delivery of orders as a result of overcapacity. The resulting demand contraction had a negative impact on the level of system shipments during fiscal 2002 compared to fiscal 2001. The downturn is extending to the first quarter of fiscal 2003, as our customers remain cautious about their levels of capital expenditures.

Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility are expected to continue to materially affect our aggregate shipments, revenues and operating results. We will attempt to respond to these fluctuations with cost management programs aimed at alignment of our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.

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

We are Dependent Upon a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Generally, each of our key suppliers has a one-year blanket purchase contract or general purchase agreement under which we may issue purchase orders. We may renew these contracts periodically. In most cases, these component suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative source suppliers. Several of our outsourced assembly suppliers are new providers to Lam, where practical, our intent is to establish alternative sources. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

Our Outsource Providers May Fail to Perform as We Expect

We are expanding the roles that outsource providers play in our business. We anticipate that these outsource providers will play keys roles in our manufacturing operations and in many of our transactional and administrative functions. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers will fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers will require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

If We are Unable to Adjust the Scale of Our Business in Response to Rapid Changes in Demand in the Semiconductor Equipment Industry, Our Operating Results and Our Ability to Compete Successfully May Be Impaired

The business cycle in the semiconductor equipment industry is characterized by frequent periods of rapid change in demand that challenge our management to adjust spending on operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures on a timely basis and training, managing and appropriately sizing our work force. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. If we do not adequately meet these challenges, our gross margins and earnings may be impaired during periods of demand decline and we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during periods of demand growth.

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties that Could Impair Our Financial Performance

In the future, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

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

If 6-month LIBOR based interest rates remain at current levels or decrease we expect the swap will result in interest savings. However, a rise in 6-month LIBOR based interest rates above approximately 5% per annum in future periods could result in incremental levels of interest expense.

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

In September 1999, Tegal Corporation sued us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal is asserting. Litigation is inherently uncertain, and we may fail to prevail in this litigation. However, certain elements of Tegal's complaint have been dismissed since inception of the suit, and we believe that the Tegal lawsuit will not materially adversely affect our operating results or financial position. See Part II Item 1 of this Form 10-Q for a discussion of the Tegal lawsuit.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate, resulting in interest expense savings of approximately $2.5 million for the three months ended September 29, 2002. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense may be incurred.

ITEM 4. Controls and Procedures

(a). Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any material deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures. It should be noted that the design of any system of controls is based in part upon assumptions about the likelihood of certain events, and there can be no assurance that any design can succeed in achieving its stated goals under all potential conditions, regardless of how remote.

.

(b). There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In September 1999, Tegal Corporation ("Tegal") brought suit against us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal is asserting. On our motion, this case was transferred to California and is now pending in the United States District Court for the Northern District of California. In view of appellate rulings by the Court of Appeals for the Federal Circuit on issues appealed by Tegal in respect of prior litigation between Tegal and Tokyo Electron Ltd. and Tokyo Electron America, Tegal in June 2002 moved to dismiss its claims against Lam in connection with Lam's 4520XLe products. In July 2002, a claims construction hearing was held in the United States District Court to construe a single term in Tegal's sole remaining asserted claim. In August 2002, the United States District Court granted Tegal's motion to dismiss Tegal's claims against Lam's 4520XLe products and in September 2002, issued its construction order construing the term "low frequency". No trial date is currently scheduled in the action; however, a hearing is scheduled in November 2002 for the purpose of hearing Lam's motion for summary judgment as to the remaining claim. Furthermore, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

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

ITEM 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by section 202 of the Sarbanes-Oxley Act of 2002 (the "ACT"), we are disclosing the non-audit services approved in the first quarter of fiscal 2003 by our Audit Committee to be performed by Ernst & Young LLP, our independent auditors. Non-audit services are defined in the ACT as services other than those provided in connection with the audit or the review of the financial statements of the company. During the quarterly period covered by this filing, the Audit Committee approved Ernst & Young to perform certain non-audit maintenance and transition services that will allow us to have tax services historically performed for us by Ernst & Young to be transferred to a different accounting firm.

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits: See Index to Exhibits on page 49 of this report.
  Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended September 29, 2002.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002

LAM RESEARCH CORPORATION
(Registrant)
By:	/s/ Mercedes Johnson

Mercedes Johnson
Senior Vice President, Finance and Chief Financial Officer
(Chief Accounting Officer)

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James W. Bagley, Chairman and Chief Executive Officer of Lam Research Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lam Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ James W. Bagley
James W. Bagley
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mercedes Johnson, Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer of Lam Research Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lam Research Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ Mercedes Johnson
Mercedes Johnson
Senior Vice President, Finance
Chief Financial Officer and
Chief Accounting Officer

LAM RESEARCH CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2002
EXHIBIT INDEX
Exhibit	Description

3.2	Amended and Restated Bylaws of the Registrant, dated November 7, 2002.
99.1	Certification of the Chief Executive Officer pursuant t Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant t Section 906 of the Sarbanes-Oxley Act of 2002.