Form 10-Q
period 2002-12-29
LAM RESEARCH CORP
filed 2003-02-11
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ],

    As of January 31, 2003, there were 125,965,982 shares of Registrant's Common Stock outstanding.

LAM RESEARCH CORPORATION
TABLE OF CONTENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

                                                        December 29,  June 30,
                                                           2002         2002
                                                       -----------  -----------
                                                        (unaudited)     (1)
Assets

Cash and cash equivalents............................ $   159,377  $   172,431
Short-term investments...............................     392,659      701,774
Accounts receivable, net.............................     119,873      132,113
Inventories..........................................     146,671      180,799
Other current assets.................................      14,489       43,080
Deferred income taxes................................     128,715      125,227
                                                       -----------  -----------
          Total current assets.......................     961,784    1,355,424
Property and equipment, net..........................      57,511       67,496
Restricted cash......................................      61,907       70,983
Deferred income taxes................................      88,307       86,231
Other assets.........................................      64,706       52,157
                                                       -----------  -----------
          Total assets............................... $ 1,234,215  $ 1,632,291
                                                       ===========  ===========
Liabilities and stockholders' equity

Trade accounts payable............................... $    22,931  $    59,806
Accrued expenses and other
   current liabilities...............................     152,305      159,012
Deferred profit......................................      58,091       63,435
Current portion of long-term debt and other
    long-term liabilities  ..........................       5,288      315,291
                                                       -----------  -----------
          Total current liabilities..................     238,615      597,544
Long-term debt and other long-term liabilities
   less current portion..............................     372,848      359,691
                                                       -----------  -----------
          Total liabilities..........................     611,463      957,235
Commitments and contingencies
Preferred stock, at par value of $0.001 per share;
   authorized -- 5,000 shares, none outstanding......         --           --
Common stock, at par value of $0.001 per share;
     authorized -- 400,000 shares; issued and
     outstanding -- 125,505 shares at December 29,
    2002 and 127,978 shares at June 30, 2002.........         126          128
Additional paid-in capital...........................     550,030      542,228
Deferred compensation................................      (3,189)         --
Treasury stock, at cost..............................     (50,246)      (9,100)
Accumulated other comprehensive loss.................     (17,120)     (15,240)
Retained earnings....................................     143,151      157,040
                                                       -----------  -----------
          Total stockholders' equity.................     622,752      675,056
                                                       -----------  -----------
          Total liabilities and stockholders' equity. $ 1,234,215  $ 1,632,291
                                                       ===========  ===========

(1) Derived from June 30, 2002 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                              Three Months Ended           Six Months Ended
                                          --------------------------  --------------------
                                          December 29,  December 30,  December 29, December 30,
                                             2002          2001          2002       2001
                                          ------------  ------------  ---------  ---------

Total revenue........................... $    184,569  $    259,173  $ 382,089  $ 598,753

  Cost of goods sold....................      112,380       193,745    230,906    407,614
  Cost of goods sold - restructuring
   charges (recoveries).................         (301)         --         (301)     7,600
  Cost of goods sold - patent
   settlement ..........................            --       38,780          --    38,780
                                          ------------  ------------  ---------  ---------
Total cost of goods sold................      112,079       232,525    230,605    453,994

Gross margin                                   72,490        26,648    151,484    144,759

  Research and development..............       39,739        49,734     81,121     96,964
  Selling, general and administrative...       31,715        43,524     65,074     90,689
  Restructuring charges, net............        2,053        33,773      2,053     47,221
                                          ------------  ------------  ---------  ---------
Total operating expenses................       73,507       127,031    148,248    234,874
                                          ------------  ------------  ---------  ---------
Operating income(loss)  ................       (1,017)     (100,383)     3,236    (90,115)
Other income (expense), net.............        2,989        18,498    (14,080)       319
                                          ------------  ------------  ---------  ---------
Income(loss) before income taxes........        1,972       (81,885)   (10,844)   (89,796)
Income tax expense(benefit) ............          493       (30,230)     1,391    (29,221)
                                          ------------  ------------  ---------  ---------
Net income (loss) ...................... $      1,479  $    (51,655) $ (12,235) $ (60,575)
                                          ============  ============  =========  =========
Net income (loss) per share:
   Basic net income (loss) per share.... $       0.01  $      (0.41) $   (0.10) $   (0.48)
                                          ============  ============  =========  =========
   Diluted net income (loss) per share.. $       0.01  $      (0.41) $   (0.10) $   (0.48)
                                          ============  ============  =========  =========
Number of shares used in
  per share calculations:
   Basic................................      125,411       125,674    126,171    125,507
                                          ============  ============  =========  =========
   Diluted..............................      128,537       125,674    126,171    125,507
                                          ============  ============  =========  =========

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                          Six Months Ended
                                                      --------------------------
                                                      December 29,  December 30,
                                                          2002          2001
                                                      ------------  ------------
Cash flows from operating activities:

  Net loss.......................................... $    (12,235) $    (60,575)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating activities:
  Loss (gain) on equity derivative contracts in
    in company stock ...............................       16,407          (890)
  Depreciation and amortization.....................       21,295        31,709
  Amortization of premiums on securities............          848             --
  Deferred income taxes.............................       (5,564)      (32,263)
  Restructuring charges, net........................        1,752        54,821
  Patent settlement ................................            --       33,780
  Asset impairment charge...........................            --        9,500
  Amortization of deferred compensation.............          173             --
  Other.............................................          245             --
  Change in working capital accounts................       (9,347)      (13,969)
                                                      ------------  ------------
Net cash provided by operating activities...........       13,574        22,113
                                                      ------------  ------------

Cash flows from investing activities:

  Capital expenditures .............................       (5,764)       (4,848)
  Purchases of available-for-sale securities........     (140,388)   (1,436,159)
  Sales of available-for-sale securities............      448,655     1,299,803
  Restricted cash released upon settlement of equity
    derivative contracts in company stock...........        9,076             --
  Other, net........................................          704         1,399
                                                      ------------  ------------
Net cash provided by/(used for) investing activities      312,283      (139,805)
                                                      ------------  ------------

Cash flows from financing activities:

  Principal payments and redemptions on long-term
    debt and capital lease obligations..............     (310,019)       (6,477)
  Treasury stock purchases..........................      (39,122)      (10,678)
  Reissuances of treasury stock.....................        4,753         6,520
  Proceeds from issuance of common stock............        4,438         7,268
                                                      ------------  ------------
Net cash used for financing activities..............     (339,950)       (3,367)
                                                      ------------  ------------
  Effect of exchange rate changes on cash...........        1,039           278
Net decrease in cash and
  cash equivalents..................................      (13,054)     (120,781)
Cash and cash equivalents at beginning of period....      172,431       221,659
                                                      ------------  ------------
Cash and cash equivalents at end of period.......... $    159,377  $    100,878
                                                      ============  ============

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2002
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

The Company's reporting period is a 52/53-week fiscal year. The Company's current fiscal year will end June 29, 2003 and includes 52 weeks. The quarter ended December 29, 2002 included 13 weeks and the quarter ended December 30, 2001 included 14 weeks.

NOTE B -- RECENT ACCOUNTING PRONOUNCEMENTS

Impairment or Disposals of Long-Lived Assets: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and applies to all long-lived assets (including discontinued operations). The Company adopted FAS 144 effective at the beginning of fiscal 2003. The adoption of FAS 144 did not have a material impact on the Company's consolidated financial position or operating results.

Costs associated with Exit or Disposal Activities: In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company early-adopted FAS 146 and applied its accounting provisions to the restructuring activities initiated during the quarter ended December 29, 2002 (see Note L). No restructuring activities were initiated during the quarter ended September 29, 2002.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 does not provide guidance on the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others" which is superseded by FIN 45. FIN 45's disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. FIN 45 is not anticipated to have a material impact on the Company's current financial position or results of operations.

Accounting for Stock-Based Compensation - Transition and Disclosure: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"), which amends FAS 123, "Accounting for Stock-Based Compensation". FAS 148 provides alternative methods of transition for a voluntary change to the "fair value" method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on a company's financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company is required to adopt the interim disclosure requirements of FAS 148 for financial statements in its fiscal quarter ended March 30, 2003. The Company intends to continue to account for awards issued to employees under its stock purchase and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") using the "intrinsic value" method. Accordingly, the adoption of FAS 148 is not anticipated to have a material impact on the Company's financial position or results of operations.

Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), sometimes formerly referred to as a special purpose entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 will require the consolidation of a VIE by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both. The Company believes the adoption of FIN 46 could potentially result in the Company having to consolidate the operating results of certain VIEs which are lessors under some of the Company's operating lease agreements and recognize the assets and related liabilities of the VIEs on the Company's balance sheet. The effective date of the new rules under FIN 46 on the Company's existing operating leases is the first fiscal quarter of 2004, and immediately on any new leases entered into after January 31, 2003, which utilize VIEs or equivalent lease structures. The Company is reviewing the new interpretation but has not yet determined the impact FIN 46 will have on its financial position or results of operations.

NOTE C -- INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

                                       December 29,   June 30,
                                          2002          2002
                                      ------------  ------------
                                              (in thousands)
Raw materials....................... $     89,725  $    108,595
Work-in-process.....................       37,188        45,309
Finished goods......................       19,758        26,895
                                      ------------  ------------
                                     $    146,671  $    180,799
                                      ============  ============

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                       December 29,   June 30,
                                          2002          2002
                                      ------------  ------------
                                              (in thousands)
Manufacturing and office equipment . $    120,975  $    123,117
Leasehold improvements..............       66,490        65,749
Furniture and fixtures..............        5,215         5,246
Computer equipment and software.....       73,195        73,769
                                      ------------  ------------
                                          265,875       267,881
Less accumulated depreciation
  and amortization..................     (208,364)     (200,385)
                                      ------------  ------------
                                     $     57,511  $     67,496
                                      ============  ============

NOTE E --INTANGIBLE ASSETS

Effective July 1, 2002, the beginning of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 requires that goodwill and certain other intangible assets be tested for impairment at least annually and written down only when determined to be impaired, replacing the previous accounting practice of ratably amortizing these items over their estimated useful lives. Intangible assets other than goodwill that have a finite life continue to be amortized over their useful lives. The Company has no goodwill or intangible assets with indefinite lives. The Company's finite-lived intangible assets consist of purchased intellectual property rights and the licensed use of patents that are being amortized over their expected useful lives. Consequently, there was no impact on the Company's financial position or results of operations upon the adoption of FAS 142.

The Company's finite-lived intangible assets consist of the following:

                                     December 29, 2002          June 30, 2002
                                  ----------------------  -------------------------
                                   Gross                    Gross
                                  Carrying   Accumulated   Carrying    Accumulated
                                   Amount    Amortization   Amount     Amortization
                                  ---------  -----------  -----------  ------------
                                                 (in thousands)
Intellectual property rights..   $   3,500  $     1,700  $     3,500  $      1,350
Licenses......................       2,700        1,080        2,700           540
                                  ---------  -----------  -----------  ------------
                                 $   6,200  $     2,780  $     6,200  $      1,890
                                  =========  ===========  ===========  ============

Total amortization expense for the three- and six-month periods ended December 29, 2002, was $445,000 and $890,000, respectively compared to $175,000 and $350,000, respectively, for three- and six-month periods ended December 30, 2001. Intellectual property rights have an estimated useful life of 5 years and licenses have an estimated useful life of 2.5 years. The weighted-average amortization period of all intangible assets is approximately 4.0 years.

Estimated future intangible asset amortization expense for the remainder of fiscal 2003, and for the five fiscal years thereafter, is as follows:

Period                         Amount
----------------------------------------
                           (in thousands)
Remainder of fiscal 2003... $       890
Fiscal 2004................       1,780
Fiscal 2005................         550
Fiscal 2006................         200
Thereafter.................            -
                             -----------
                            $     3,420
                             ===========

NOTE F -- DEFERRED COMPENSATION

During the quarter ended December 29, 2002, the Company recorded $3.4 million of deferred compensation in stockholders' equity, which was offset by a corresponding entry in Additional Paid-In Capital in Stockholders' Equity, in connection with the modification of terms of a fixed stock option award previously issued to an officer. The modification extended the contractual life of the stock option for a period of three years and added additional vesting requirements. However, no changes were made to either the number of shares of the Company's stock subject to the option nor the option's exercise price. Accordingly, the modification resulted in the remeasurement of compensation expense based on the option's intrinsic value on the date of modification in accordance with the provisions of APB 25 and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). The deferred compensation balance of $3.4 million will be amortized ratably over the vesting period of the modified options, or 16 quarters. Compensation expense of $173,000 was recognized in the December 2002 quarter. In addition, when the Nasdaq National Market closing price of Lam's common stock reaches or exceeds $20.00 per share, all unvested shares will immediately vest and become exercisable on that date and all remaining deferred compensation will be recognized as compensation expense.

NOTE G -- OTHER INCOME (EXPENSE), NET

The significant components of Other Income (Expense), net are as follows:

                                          Three Months Ended          Six Months Ended
                                      --------------------------  ----------------------
                                      December 29,  December 30,  December 29, December 30,
                                         2002          2001          2002       2001
                                      ------------  ------------  ---------  -----------
                                                      (in thousands)
Gain (loss) on equity derivative
   contracts in company stock....... $          -- $     18,884  $ (16,407) $       890
Interest expense....................         (934)       (7,484)    (4,604)     (14,718)
Interest income.....................        4,115         8,210      9,830       17,278
Foreign exchange gain (loss) .......           88           270       (881)        (866)
Other, net .........................         (280)       (1,382)    (2,018)      (2,265)
                                      ------------  ------------  ---------  -----------
                                     $      2,989  $     18,498  $ (14,080) $       319
                                      ============  ============  =========  ===========

NOTE H -- NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted- average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator.

Diluted net income (loss) per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the denominators of the basic and diluted computations for net income (loss) per share.

                                              Three Months Ended          Six Months Ended
                                          --------------------------  -----------------------
                                          December 29,  December 30,  December 29,  December 30,
                                             2002          2001            2002        2001
                                          ------------  ------------  ------------  ---------
                                                (in thousands, except per share data)

Numerator:
Net income (loss)....................... $      1,479  $    (51,655) $    (12,235) $ (60,575)
                                          ============  ============  ============  =========

Denominator:
 Basic average shares outstanding.......      125,411       125,674       126,171    125,507
 Effect of potential dilutive securities:
     Employee stock plans ..............        3,126             --            --         --
                                          ------------  ------------  ------------  ---------
  Diluted average shares outstanding....      128,537       125,674       126,171    125,507
                                          ============  ============  ============  =========
Net income (loss) per share - Basic.....        $0.01        ($0.41)       ($0.10)    ($0.48)
                                          ============  ============  ============  =========

Net income (loss) per share - Diluted...        $0.01        ($0.41)       ($0.10)    ($0.48)
                                          ============  ============  ============  =========

For the three-month period ended December 29, 2002, warrants and Convertible Subordinated 4% Notes ("4% Notes") were outstanding, but all 8,677,000 weighted-average potential common shares issuable upon the exercise or conversion of these securities were excluded from the computation of diluted net income per common share because the effect was antidilutive. For the six-month period ended December 29, 2002 options, warrants and 4% Notes were outstanding, but all 12,058,000, weighted-average potential common shares were excluded from the computation of diluted net loss per common share because the effect was antidilutive. For the three- and six-month periods ended December 30, 2001 options, warrants and Convertible Subordinated 4% and 5% Notes were outstanding, but all 24,293,000 and 24,746,000 weighted- average potential common shares, respectively, issuable upon the exercise or conversion of these securities were excluded from the computation of diluted net loss per common share because the effect was antidilutive due to the net loss recorded for the period.

In addition for the three- and six-month periods ended December 29, 2002, options to purchase 18,770,000 and 18,737,000 shares of common stock were outstanding, respectively, but were excluded from the computation of diluted net income (loss) per common share because the exercise price of these options exceeded the average market price of the Company's stock for the period and, therefore, was antidilutive. For the three- and six-month periods ended December 30, 2001, options to purchase 5,639,000 and 5,233,000 shares of common stock were outstanding, respectively, but were excluded from the computation of diluted net loss per common share because the exercise price of these options exceeded the average market price of the Company's stock for the period and, therefore, was antidilutive.

NOTE I - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

                                           Three Months Ended          Six Months Ended
                                       --------------------------  ----------------------
                                       December 29,  December 30,  December 29, December 30,
                                          2002          2001          2002         2001
                                       ------------  ------------  -----------  ---------
                                                            (in thousands)
Net income (loss) ................... $      1,479  $    (51,655) $   (12,235) $ (60,575)
Foreign currency translation
  adjustment.........................        1,115         1,584       (1,075)     5,026
Unrealized gain (loss) on fair value
  of derivative financial instruments,
  net................................         (603)          713       (1,388)       788
Unrealized gain on financial
  instruments, net...................          583             --         583          --

                                       ------------  ------------  -----------  ---------
Comprehensive income (loss) ......... $      2,574  $    (49,358) $   (14,115) $ (54,761)
                                       ============  ============  ===========  =========

Accumulated other comprehensive loss, net of tax, is as follows:

                                            December 29,   June 30,
                                                 2002         2002
                                            ------------ ------------
                                                   (in thousands)
Accumulated foreign currency translation
  adjustment...............................    ($17,533)    ($16,458)
Accumulated unrealized gain (loss) on
  derivative financial instruments.........        (170)       1,218
Accumulated unrealized gain on
  financial instruments....................         583            --
                                            ------------ ------------
Accumulated other comprehensive loss.......    ($17,120)    ($15,240)
                                            ============ ============

NOTE J -- GUARANTEES

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company ("the guarantor") to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

Lease agreements relating to certain buildings at the Company's Fremont, California campus require the Company to guarantee up to 85% of the residual values of the leased buildings at the end of the lease term (in the case that the Company does not renew the lease, assist the lessor in the building's resale, and the sale price is less than the lessor's cost). The maximum potential amount of future payments associated with the guaranteed residual values total $97.1 million at the end of the respective lease terms ($44.4 million in 2003, $25.2 million in 2005 and $27.5 million in 2006). The terms of the guarantees are equal to the remaining terms of the related lease agreements, which range from three months to three years. In addition, the Company has issued certain indemnifications to its lessors under certain of its operating lease agreements, such as, indemnification for environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of December 29, 2002, the Company has not recorded any liability on its financial statements in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

Additionally, one of the Company's lease agreements includes collateral restrictions that require the Company to maintain a certain amount of cash, $51.4 million at December 29, 2002, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of required cash collateral is reduced), as the underlying building financing obligation is paid down by the Company. These restricted cash accounts are classified as a long-term asset on the Balance Sheet as of December 29, 2002. (See Note P)

The Company has an agreement with a syndicate of financial institutions that guarantees the payment of its Japanese subsidiary's three-year Yen-denominated term loan for approximately ¥6.0 billion ($50.0 million at December 29, 2002). The entire principal amount of the term loan is due at maturity, June 11, 2004. The Yen-denominated loan is included in Long-term Debt and Other Long-term Liabilities in the unaudited condensed consolidated balance sheet as of December 29, 2002. The guarantee is effective for the term of the loan. The maximum potential amount of future payments the Company could be required to make under this agreement at December 29, 2002, is $50.0 million and is currently reflected on the unaudited condensed consolidated balance sheet (See Note P). The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary's overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at December 29, 2002, is approximately $5.0 million, the amount available under the overdraft protection agreement. At December 29, 2002, the Company's Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability on its financial statements in connection with these guarantees.

The Company has an agreement with a financial institution to sell the institution specific U.S. Dollar- denominated receivables generated from the sale of its systems, subject to 100% recourse if not paid within 90 days. To mitigate its exposure related to recourse, the Company insures these sold receivables for approximately 90% of their value. The Company guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced limited default on payment obligations and therefore, believes the risk of loss is minimal. The term of these guarantees is from 90 days past the due date of the receivable, until collected. At December 29, 2002, the maximum potential amount of future payments the Company could be required to make under this agreement is $3.3 million. As of December 29, 2002, the Company has not recorded any liability on its financial statements in connection with these guarantees as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

The Company provides a contractual parts and labor warranty on its systems, for a period, which runs generally 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. The amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company's product warranty reserves during the six months ended at December 29, 2002, were as follows:

                                                (in thousands)
                                                -------------
Balance at June 30, 2002......................  $     16,762
Warranties issued during the period ..........         9,736
Settlements made during the period ...........        (8,851)
Change in liability for pre-existing warranties
   during the period, including expirations ..          (686)
                                                    ---------
Balance at December 29, 2002 .................  $     16,961
                                                    =========

NOTE K -- DERIVATIVE INSTRUMENTS AND HEDGING

The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair value. The Company acquires and holds derivative financial instruments to hedge a variety of risks and exposures including interest rate fluctuation risks associated with our long-term debt, foreign currency exchange rate fluctuations on the value of expected cash flows from forecasted revenue transactions denominated in Japanese Yen and foreign currency denominated assets. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") are recognized in earnings immediately. The Company does not use derivatives for trading purposes.

The Company's policy is to attempt to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. In Japan, the Company generally sells its systems, spare parts and services under contracts denominated in Japanese Yen. Therefore, in the normal course of business, the Company's financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. To protect against the reduction in value of forecasted Yen-denominated cash flows resulting from sales in Japanese Yen, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange contracts generally expiring within 12 months, and no later than 24 months. These foreign currency forward exchange contracts, designated as cash flow hedges, are carried on the Company's balance sheet at fair value with the effective portion of the contracts' gains or losses included in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized.

For the three- and six-month periods ended December 29, 2002, the Company recognized a $56,000 loss and a $26,000 gain, respectively, for cash flow hedges that had been discontinued, because the original forecasted transactions did not occur. The gain and loss are recorded in Other Income (Expense), net, in the respective December 29, 2002 Condensed Consolidated Statements of Operations.

The following table summarizes activity in Accumulated Other Comprehensive Income (Loss), net of tax, related to derivatives classified solely as cash flow hedges held by the Company during the six months ended December 29, 2002:

                                                       (in thousands)
                                                        ------------
Deferred cash flow hedging gains at
  June 30, 2002.........................               $      1,218
Reclassified into earnings from other
  comprehensive income..................                       (147)
Changes in fair value of derivative
   financial instruments, net...........                     (1,241)
                                                        ------------
Deferred cash flow hedging losses at
   December 29, 2002....................               $       (170)
                                                        ============

At December 29, 2002, the Company expects to reclassify the balance of deferred hedging gains and losses, net, included in Accumulated Other Comprehensive Income (Loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

The Company also enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Yen denominated intercompany receivables. Under FAS 133, these are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of Other Income (Expense), net and offsets the change in fair value of the foreign currency denominated intercompany receivables.

The Company also has a policy to minimize, where possible and practical, the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Convertible Subordinated Notes ("4% Notes"), the Company is a party to an interest rate swap agreement ("the swap") with a notional amount of $300.0 million. Under the terms of the swap, the Company exchanges the fixed interest payments on its 4% Notes for variable interest payments based on the London Interbank Offered Rate ("LIBOR"). The swap is accounted for as a fair value hedge under the provisions of FAS 133. Fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component, are recorded in earnings, and offset by changes in the fair value of the swap, which are also recorded in earnings.

As a result of designating the swap as a hedge of its 4% Notes, the carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate. For the three and six months ended December 29, 2002, the carrying value of the 4% Notes included in Long-Term Debt and Other Long-Term Liabilities was increased by $1.5 million and $14.2 million, respectively, (to $317.7 million at December 29, 2002) with the corresponding loss for the three- and six-month periods recorded in Other Income (Expense), net. Over the same three- and six-month periods, the fair value of the swap, included in Long-Term Assets, increased by $1.5 million and $14.0 million, respectively, (to $17.3 million at December 29, 2002) with the corresponding offsetting gains for the three- and six-month periods recorded in Other Income (Expense), net.

For the three- and six-month periods ended December 29, 2002, the Company recognized net losses of $35,000 and $172,000, respectively, in Other Income (Expense), net, resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes.

NOTE L -- RESTRUCTURING ACTIVITIES

June 2001 Plan

In April 2001, the Company announced its intention to reduce its global workforce up to 15% during the fourth quarter of fiscal 2001 ("the June 2001 Plan"). The reduction in force was driven by the then anticipated level of decline in the Company's revenues due to the forecasted level of contraction of the Company's served market from calendar year 2000. During the fourth quarter of fiscal 2001, the appropriate level of management necessary to commit to the specific actions of the plan approved the June 2001 Plan. The Company began implementing the announced restructuring plan and reduced its workforce by approximately 11% prior to June 24, 2001. The Company recorded a restructuring charge of $16.8 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of a product line that has been discontinued. In addition, the Company consolidated its Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets.

During the fourth quarter of fiscal 2002, the Company recovered approximately $2.3 million of restructuring charges originally recorded under the June 2001 Plan. Of this amount $1.4 million was recovered due to outplacement services guaranteed by the Company for terminated employees and other employee benefit costs not being fully utilized. The Company also recovered $0.9 million from certain product line inventory previously segregated and written off. During the second quarter of fiscal 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan and recovered an additional $0.6 million of restructuring charges. Of this amount $0.5 million was recovered due to lower than estimated employee termination costs.

Below is a table summarizing activity relating to the June 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned                Other
                                        and     on Vacated   Fixed    Discontinued  Exit
                                     Benefits   Facilities  Assets    Inventory     Costs       Total
                                     ---------  ---------  ---------  ----------  ----------  ---------
                                                              (in thousands)
June 2001 provision................ $   8,282  $   1,312  $   3,036  $    3,732  $      407  $  16,769
Cash payments......................    (4,067)         --         --          --          --    (4,067)
Non-cash charges...................         --         --    (3,036)     (3,732)        (10)    (6,778)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 24, 2001...........     4,215      1,312          --          --        397      5,924
                                     ---------  ---------  ---------  ----------  ----------  ---------
Recovery of assets.................         --         --         --        889           --       889
Cash payments......................    (1,507)      (706)         --          --        (27)    (2,240)
Non-cash charges...................      (819)         --         --          --       (322)    (1,141)
Reversal of restructuring charges..    (1,359)         --         --       (889)          --    (2,248)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 30, 2002...........       530        606          --          --         48      1,184
                                     ---------  ---------  ---------  ---------- -----------  ---------
Recovery of assets.................         --         --         --         31           --        31
Cash payments......................       (17)      (212)         --          --          --      (229)
Non-cash charges...................       (13)         --         --          --          --       (13)
Reversal of restructuring charges..      (500)         --         --        (31)        (48)      (579)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at December 29, 2002....... $       -- $     394  $       -- $        -- $        -- $     394
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

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company estimated, given prevailing real estate market conditions at that time, that it would take approximately 24 months to sublease its vacated buildings in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

The Company wrote-off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and manufacturing inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with capital improvements to the vacated facilities.

September 2001 Plan

By mid to late summer of 2001, further deterioration in semiconductor sales resulted in a lower outlook for the wafer fabrication equipment market and therefore in the Company's revenues. Consequently, in August 2001, the Company announced a new plan ("the September 2001 Plan") to further reduce its fixed cost infrastructure, including an approximate 10% reduction-in-force. During the first quarter of fiscal 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduced its workforce by approximately 550 employees, prior to September 23, 2001. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and write-offs for inventories of selected, older product lines that were discontinued.

During the fourth quarter of fiscal 2002, the Company recovered approximately $1.8 million of restructuring charges originally recorded under the September 2001 Plan. Of this amount $0.7 million was recovered due to outplacement services guaranteed by the Company for terminated employees and other employee benefit costs not being fully utilized. The Company also recovered $0.8 million from certain of its older discontinued inventories previously segregated and written-off and $0.3 million due to lower than estimated expenses relating to a vacated facility lease that ended during the June 2002 quarter. During the second quarter of fiscal 2003, the Company completed certain elements of its restructuring activities under the September 2001 Plan and recovered an additional $0.7 million of restructuring charges. Of this amount $0.4 million was recovered due to lower than previously estimated employee severance and termination costs. The Company also recovered $0.3 million from the sale of certain of its older discontinued inventories previously segregated and written-off. In addition, based on prevailing real estate market conditions, the Company revised its estimate of the length of time required to sublease one of its vacated buildings in Fremont, California. As a result of the change in estimate, the Company recorded an additional $0.6 million relating to remaining lease payments on vacated facilities under long-term operating lease agreements.

Below is a table summarizing activity relating to the September 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed    Discontinued
                                     Benefits   Facilities  Assets    Inventory     Total
                                     ---------  ---------  ---------  ----------  ----------
                                                          (in thousands)
September 2001 provision........... $  10,767  $   1,746  $     935  $    7,600  $   21,048
Recovery of assets.................         --         --         --        785         785
Cash payments......................    (8,135)      (762)         --          --     (8,897)
Non-cash charges...................    (1,035)         --      (935)     (7,600)     (9,570)
Reversal of restructuring charges..      (695)      (317)         --       (785)     (1,797)
                                     ---------  ---------  ---------  ----------  ----------
Balance at June 30, 2002...........       902        667          --          --      1,569
                                     ---------  ---------  ---------  ----------------------
Recovery of assets.................         --         --         --        270         270
Cash payments......................      (131)      (266)         --          --       (397)
Reversal of restructuring charges..      (416)         --         --       (270)       (686)
Additional restructuring charges...         --       636          --          --        636
                                     ---------  ---------  ---------  ----------  ----------
Balance at December 29, 2002....... $     355  $   1,037  $       -- $        -- $    1,392
                                     =========  =========  =========  ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The remainder of the Severance and Benefits reserve balance of $0.4 million, as of December 29, 2002, is anticipated to be utilized by the end of the 2003 fiscal year.

Lease Payments on Vacated Facilities generally relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company initially estimated, given prevailing real estate market conditions at that time, that it would take approximately 24 months to sublease its vacated facilities in Fremont, California. The Company revised its estimate, based on subsequent real estate market conditions, and extended its estimate of lease payments on one of its vacated facilities in the September 2001 Plan to the end of the lease in June 2004.

The Company wrote-off all leasehold improvements relating to the vacated buildings of approximately $0.9 million, as these items have no future economic benefit and have been abandoned. Additionally, the Company exited selected, older product lines and wrote-off the related discontinued manufacturing inventory.

December 2001 Plan

The continued and severe degradation in the wafer fabrication equipment market in late calendar year 2001 and its impact on the Company's near-term financial forecast necessitated another restructuring plan ("the December 2001 Plan"). On December 20, 2001, the Company publicly announced its intention to reduce its global employment by approximately 12%, and further consolidate its facilities. During the second fiscal quarter of 2002, the December 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. The Company began implementing the announced restructuring activities and reduction of its workforce by approximately 470 employees, prior to December 30, 2001. The Company recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

During the second quarter of fiscal 2003, the Company recovered $3.7 million of restructuring charges originally recorded under the December 2001 Plan. Of this amount, $2.1 million was recovered due to lower severance and termination costs. The Company also recovered $1.6 million from vacated facilities' leases due to actual expenses being lower than estimated. During the second quarter of fiscal 2003, the Company also recorded additional restructuring charges of $0.5 million relating to the December 2001 Plan. Based on prevailing real estate market conditions, the Company revised its estimates of the length of time required to sublease one of its vacated buildings in Fremont, California and recorded an additional $0.4 million for remaining lease payments on vacated facilities under long-term operating lease agreements. The Company also determined that additional facility restoration costs, in order to fulfill the Company's contractual obligations under the terms of the lease agreement, were needed relating to another of the Company's vacated buildings in the December 2001 Plan and recorded an additional $0.1 million restructuring charge.

Below is a table summarizing activity relating to the December 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed
                                     Benefits   Facilities  Assets      Total
                                     ---------  ---------  ---------  ----------
                                                    (in thousands)
December 2001 provision............ $  14,208  $   9,637  $   9,928  $   33,773
Cash payments......................    (9,122)      (386)         --     (9,508)
Non-cash charges...................    (1,529)      (127)    (9,928)    (11,584)
                                     ---------  ---------  ---------  ----------
Balance at June 30, 2002...........     3,557      9,124          --     12,681
                                     ---------  ---------  ---------  ----------
Recovery of assets.................         --         --        18          18
Cash payments......................    (1,052)    (1,385)         --     (2,437)
Reversal of restructuring charges..    (2,118)    (1,609)       (18)     (3,745)
Additional restructuring charges...         --       450          --        450
                                     ---------  ---------  ---------  ----------
Balance at December 29, 2002....... $     387  $   6,580  $       -- $    6,967
                                     =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The remainder of the Severance and Benefits reserve balance of $0.4 million, as of December 29, 2002, is anticipated to be utilized by the end of the 2003 fiscal year.

Lease Payments on Vacated Facilities generally relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. The Company initially estimated, given prevailing real estate market conditions at that time, that it would take approximately 24 months to sublease its vacated facilities in Fremont, California. The Company revised its estimate, based on subsequent real estate market conditions, and extended its estimate of lease payments on one of its vacated facilities in the December 2001 Plan to the end of the lease in January 2005.

The Company wrote off leasehold improvements relating to the vacated buildings of approximately $8.8 million, as these items will have no future economic benefit and have been abandoned. Additionally, certain fixed assets of approximately $1.1 million associated with these facilities had no future economic benefit and have been abandoned and written-off.

December 2002 Plan

In response to the continued depressed conditions in the semiconductor industry and after evaluating the Company's employee base, outsourcing plan and its impact on manufacturing and administrative facilities and near-term financial forecast, senior management of the Company committed to an incremental set of cost reduction and exit activities in the quarter ended December 29, 2002 ("the December 2002 Plan"). The December 2002 Plan was accounted for under the provisions of FAS 146, which the Company early adopted in the December 2002 quarter. The December 2002 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the Plan, and the Company began carrying out the announced restructuring activities prior to December 29, 2002 by reducing its global workforce by approximately 120 people and further consolidating its worldwide sales and support facilities. The Company recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements.

Below is a table summarizing activity relating to the December 2002 Plan:

                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed
                                     Benefits   Facilities  Assets      Total
                                     ---------  ---------  ---------  ----------
                                                 (in thousands)
December 2002 provision............ $   3,257  $   1,945  $     474  $    5,676
Cash payments......................      (821)       (98)         --       (919)
Non-cash charges...................         --         --      (474)       (474)
                                     ---------  ---------  ---------  ----------
Balance at December 29, 2002....... $   2,436  $   1,847  $       -- $    4,283
                                     =========  =========  =========  ----------

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 29, 2002, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The remainder of the Severance and Benefits reserve balance of $2.4 million as of December 29, 2002, is anticipated to be utilized by the end of the 2003 calendar year.

Lease Payments on Vacated Facilities are based on management's estimates based on known prevailing real estate market conditions at that time. Under the provisions of FAS 146, the restructuring charges for lease payments on vacated facilities were recognized, as the related facilities were no longer occupied by the Company at December 29, 2002.

The Company wrote off leasehold improvements relating to the vacated buildings of approximately $0.5 million, as these items will have no future economic benefit and have been abandoned.

NOTE M -- REDEMPTION OF CONVERTIBLE SUBORDINATED NOTES

The Company's 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

NOTE N - EQUITY DERIVATIVE CONTRACTS IN COMPANY STOCK

The Company's equity derivatives acquired in June 1999, included certain put and call options indexed to its own stock. Application of EITF 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer", for the purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", required these previously purchased instruments to be recorded at their fair value at the end of each reporting period, commencing in June 2001, with the change in fair value recorded as a gain or loss in the Company's statement of operations. The Company's equity derivatives were collateralized by restricted cash of $9.1 million and could not be settled in unregistered shares. They were classified as Other Short-Term Assets ($24.8 million), at the end of fiscal 2002.

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

Based on the $13.60 market price of the Company's common stock at the contract settlement date, the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts' fair value was recorded as a non-taxable loss in Other Income (Expense), net, in the three months ended September 29, 2002 and six months ended December 29, 2002.

NOTE O -- LITIGATION

See Part II, item 1 for discussion of litigation.

NOTE P -- SUBSEQUENT EVENTS

On January 28, 2003, the Company's Japanese subsidiary repaid its ¥6.0 billion ($50.0 million at December 29, 2002) Japanese term loan in full. The repayment of the term loan reduced cash by $50.0 million and reduced long-term liabilities by the same amount.

On February 7, 2003, the Company provided $59.0 million of additional cash collateral under two of its operating lease agreements. The collateralization reduced cash, cash equivalents and short-term investments by $59.0 million and increased restricted cash by $59.0 million. The collateralization transaction had no impact on total cash, cash equivalents, short- term investments and restricted cash.

During January 2003, the Company announced plans for further facility consolidations from January 2003 through September 2003. The Company anticipates it will incur restructuring charges of approximately $10.0 million during the January 2003 to September 2003 period.

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

Documents To Review In Connection With Management's Analysis Of Financial Condition and Results Of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position at December 29, 2002 and results of operations for the three- and six-month periods ended December 29, 2002.

RESULTS OF OPERATIONS

Lam Research Corporation is a leading supplier of technically complex thin film selective removal equipment used during the fabrication process of semiconductors. Our product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization ("CMP") and post-CMP wafer cleaning systems. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive, new products. For these and other reasons, our results of operations for the three- and six-month periods ended December 29, 2002 may not necessarily be indicative of future operating results.

Total Revenue

Our total revenues for the three- and six-month periods ended December 29, 2002 were $184.6 million and $382.1 million respectively, a decrease of 28.8% and 36.2%, respectively, compared to the corresponding periods in the prior year. This decrease in our revenues is due to reduced capital equipment expenditures by our customers in response to the over capacity in the semiconductor industry. The decrease in total revenues for the December 2002 quarter compared to the September 2002 quarter is due in part to lower spares shipments and our customers extending their December shutdowns.

The geographic breakdown of revenue was as follows:

                          Three Months Ended          Six Months Ended
                      --------------------------  --------------------
                      December 29,  December 30,  December 29, December 30,
                         2002          2001          2002       2001
                      ------------  ------------  ---------  ---------
North America.......           31%           27%        27%        27%
Europe..............           16%           22%        17%        23%
Asia Pacific........           46%           30%        47%        35%
Japan...............            7%           21%         9%        15%

The decline in revenues primarily from Japan and Europe has resulted in a greater proportion of revenue from Asia Pacific in the first half of fiscal 2003 compared to the same period in fiscal 2002.

Our current estimate for the March 2003 quarter is for revenues of approximately $180.0 million.

Gross Margin

Our gross margins as a percentage of revenue were 39.3% and 39.6% for the three- and six- month periods ended December 29, 2002, compared to 10.3% and 24.2% for the corresponding periods one year ago. Excluding an inventory charge of approximately $24.1 million and a patent litigation settlement charge of $38.8 million, gross margins as a percentage of revenue were 34.5% and 34.7% for the three- and six-month periods a year ago. The improvement in adjusted gross margin as a percent of revenue for the three-and six-month periods of fiscal 2003, compared to the corresponding periods of fiscal 2002 can be attributed to cost reductions associated with our outsourcing programs. The sequential decrease from the September 2002 quarter in gross margin as a percent of revenue is primarily due to lower spares shipments and under-utilization of our field service resources.

Research and Development

Research and Development ("R&D") expenses for the three- and six-month periods ended December 29, 2002, were $39.7 million and $81.1 million, 20.1% and 16.3% lower, respectively, than the comparable year-ago periods. Excluding a $5.3 million impairment charge related to the write-down of selected R&D equipment recorded in the December 2001 quarter, R&D expenses for the three- and six-month periods ended December 29, 2002 were 10.6% and 11.5% lower, respectively, than the comparable year-ago periods. The decrease in absolute dollars for the three- and six-month periods of fiscal 2003 compared to the corresponding periods in fiscal 2002 is primarily due to personnel reductions and on-going cost containment activities.

R&D expenses as a percentage of revenue for the three and six months ended December 29, 2002, were 21.5% and 21.2%, respectively, compared to 19.2% and 16.2%, respectively, of revenue for the corresponding periods a year ago. The increase in R&D expenses as a percentage of revenue for the three- and six-months ended December 29, 2002, compared to the corresponding periods a year ago, is a function of the decrease in our revenues as well as our continued investment in strategic research and development programs.

In subsequent quarters, we expect to at least maintain present levels of investment in development of new products and enhancements to current offerings.

Selling, General and Administrative

Selling, General and Administrative ("SG&A") expenses for the three- and six-month periods ended December 29, 2002 were $31.7 million and $65.1 million, 27.1% and 28.2% lower, respectively, than SG&A expenses in the corresponding fiscal 2002 period. Excluding a $4.2 million impairment charge to write-down demonstration equipment recorded in the December 2001 quarter, SG&A expenses for the three- and six-month periods ended December 29, 2002 were 19.3% and 24.8% lower, respectively, than the comparable year-ago periods. The decrease in absolute dollars in the first half of fiscal 2003 compared to the corresponding periods in fiscal 2002 is primarily due to personnel reductions implemented during fiscal 2002 and cost reduction programs.

As a percentage of total revenue, SG&A expenses for the three and six months ended December 29, 2002, were 17.2% and 17.0%, respectively, compared to 16.8% and 15.1%, respectively, of total revenue for the comparable period in fiscal 2002. The increase as a percentage of revenue for the three and six months ended December 29, 2002, as compared to the corresponding period a year ago, reflects the decrease in our revenues due to the contraction of the semiconductor equipment market.

We expect SG&A expenses to rise in absolute dollars in the March 2003 quarter partly due to the increased number of working days in the March quarter compared to the prior period.

Restructuring Activities

We have developed restructuring plans in response to changes in business outlook with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost reduction activities including downsizing and reorganizations and business exit activities related to discontinued product lines. Accounting for restructuring activities requires an evaluation of formally agreed upon and approved plans. Although management makes every attempt to consolidate all known restructuring activities into one plan, the nature of our extreme cycles and rapidly changing environment places practical limitations on achieving this objective. The recognition of a restructuring event does not necessarily exclude similar but unrelated actions in future periods.

June 2001 Plan

In April 2001, we announced our intention to reduce our global workforce up to 15% during the fourth quarter of fiscal 2001 ("the June 2001 Plan"). The reduction in force was driven by the then anticipated level of decline in our revenues due to the forecasted level of contraction of our served market from calendar year 2000. During the fourth quarter of fiscal 2001, the appropriate level of management necessary to commit to the specific actions of the plan approved the June 2001 Plan. We began implementing the announced restructuring plan and reduced our workforce by approximately 11% prior to June 24, 2001. We recorded a restructuring charge of $16.8 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and charges for inventories of a product line that has been discontinued. In addition, we consolidated our Fremont manufacturing facilities and wrote-off the carrying cost of abandoned facility assets.

During the fourth quarter of fiscal 2002, we recovered approximately $2.3 million of restructuring charges originally recorded under the June 2001 Plan. Of this amount $1.4 million was recovered due to outplacement services guaranteed by us for terminated employees and other employee benefit costs not being fully utilized. We also recovered $0.9 million from certain of our product line inventory previously segregated and written off. During the second quarter of fiscal 2003, we completed the remaining elements of our restructuring activities under the June 2001 Plan and recovered an additional $0.6 million of restructuring charges. Of this amount $0.5 million was recovered due to lower than estimated employee termination costs.

Below is a table summarizing activity relating to the June 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned                Other
                                        and     on Vacated   Fixed    Discontinued  Exit
                                     Benefits   Facilities  Assets    Inventory     Costs       Total
                                     ---------  ---------  ---------  ----------  ----------  ---------
                                                            (in thousands)
June 2001 provision................ $   8,282  $   1,312  $   3,036  $    3,732  $      407  $  16,769
Cash payments......................    (4,067)         --         --          --          --    (4,067)
Non-cash charges...................         --         --    (3,036)     (3,732)        (10)    (6,778)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 24, 2001...........     4,215      1,312          --          --        397      5,924
                                     ---------  ---------  ---------  ----------  ----------  ---------
Recovery of assets.................         --         --         --        889           --       889
Cash payments......................    (1,507)      (706)         --          --        (27)    (2,240)
Non-cash charges...................      (819)         --         --          --       (322)    (1,141)
Reversal of restructuring charges..    (1,359)         --         --       (889)          --    (2,248)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at June 30, 2002...........       530        606          --          --         48      1,184
                                     ---------  ---------  ---------  ---------- -----------  ---------
Recovery of assets.................         --         --         --         31           --        31
Cash payments......................       (17)      (212)         --          --          --      (229)
Non-cash charges...................       (13)         --         --          --          --       (13)
Reversal of restructuring charges..      (500)         --         --        (31)        (48)      (579)
                                     ---------  ---------  ---------  ----------  ----------  ---------
Balance at December 29, 2002....... $       -- $     394  $       -- $        -- $        -- $     394
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

Lease Payments on Vacated Facilities relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We estimated, given prevailing real estate market conditions at that time, that it would take approximately 24 months to sublease our vacated buildings in Fremont, California. When applicable, anticipated future sublease income relating to vacated buildings has been offset against the charge for the remaining lease payments.

We wrote-off all leasehold improvements relating to the vacated buildings of approximately $1.5 million, as these items will have no future economic benefit and have been abandoned. In addition, certain demonstration equipment and manufacturing inventory were abandoned and written-off.

Other exit costs relate to customer accommodations for the discontinued product line and expenses associated with capital improvements to the vacated facilities.

September 2001 Plan

By mid to late summer of 2001, further deterioration in semiconductor sales resulted in a lower outlook for the wafer fabrication equipment market and therefore in our revenues. Consequently, in August 2001, we announced a new plan ("the September 2001 Plan") to further reduce our fixed cost infrastructure, including an approximate 10% reduction-in- force. During the first quarter of fiscal 2002, the September 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. We began implementing the announced restructuring activities and reduced our workforce by approximately 550 employees, prior to September 23, 2001. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and leasehold improvements on vacated facilities, and write-offs for inventories of selected, older product lines that were discontinued.

During the fourth quarter of fiscal 2002, we recovered approximately $1.8 million of restructuring charges originally recorded under the September 2001 Plan. Of this amount $0.7 million was recovered due to outplacement services guaranteed by us for terminated employees and other employee benefit costs not being fully utilized. We also recovered $0.8 million from certain of our older discontinued inventories previously segregated and written-off and $0.3 million due to lower than estimated expenses relating to a vacated facility lease that ended during the June 2002 quarter. During the second quarter of fiscal 2003, we completed certain elements of our restructuring activities under the September 2001 Plan and recovered an additional $0.7 million of restructuring charges. Of this amount $0.4 million was recovered due to lower than previously estimated employee severance and termination costs. We also recovered $0.3 million from the sale of certain of our older discontinued inventories previously segregated and written-off. In addition, based on prevailing real estate market conditions, we revised our estimate of the length of time required to sublease one of our vacated buildings in Fremont, California. As a result of the change in estimate, we recorded an additional $0.6 million relating to remaining lease payments on vacated facilities under long-term operating lease agreements.

Below is a table summarizing activity relating to the September 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed    Discontinued
                                     Benefits   Facilities  Assets    Inventory     Total
                                     ---------  ---------  ---------  ----------  ----------
                                                          (in thousands)
September 2001 provision........... $  10,767  $   1,746  $     935  $    7,600  $   21,048
Recovery of assets.................         --         --         --        785         785
Cash payments......................    (8,135)      (762)         --          --     (8,897)
Non-cash charges...................    (1,035)         --      (935)     (7,600)     (9,570)
Reversal of restructuring charges..      (695)      (317)         --       (785)     (1,797)
                                     ---------  ---------  ---------  ----------  ----------
Balance at June 30, 2002...........       902        667          --          --      1,569
                                     ---------  ---------  ---------  ----------------------
Recovery of assets.................         --         --         --        270         270
Cash payments......................      (131)      (266)         --          --       (397)
Reversal of restructuring charges..      (416)         --         --       (270)       (686)
Additional restructuring charges...         --       636          --          --        636
                                     ---------  ---------  ---------  ----------  ----------
Balance at December 29, 2002....... $     355  $   1,037  $       -- $        -- $    1,392
                                     =========  =========  =========  ==========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to September 23, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The remainder of the Severance and Benefits reserve balance of $0.4 million, as of December 29, 2002, is anticipated to be utilized by the end of the 2003 fiscal year.

Lease Payments on Vacated Facilities generally relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We initially estimated, given prevailing real estate market conditions at that time, that it would take approximately 24 months to sublease our vacated facilities in Fremont, California. We revised our estimate, based on subsequent real estate market conditions, and extended our estimate of lease payments on one of our vacated facilities in the September 2001 Plan to the end of the lease in June 2004.

We wrote-off all leasehold improvements relating to the vacated buildings of approximately $0.9 million as these items have no future economic benefit and have been abandoned. Additionally, we exited selected, older product lines and wrote- off the related discontinued manufacturing inventory.

December 2001 Plan

The continued and severe degradation in the wafer fabrication equipment market in late calendar year 2001 and its impact on our near-term financial forecast necessitated another restructuring plan ("the December 2001 Plan"). On December 20, 2001, we publicly announced our intention to reduce our global employment by approximately 12%, and further consolidate our facilities. During the second fiscal quarter of 2002, the December 2001 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the plan. We began implementing the announced restructuring activities and reduction of our workforce by approximately 470 employees, prior to December 30, 2001. We recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

During the second quarter of fiscal 2003, we recovered $3.7 million of restructuring charges originally recorded under the December 2001 Plan. Of this amount, $2.1 million was recovered due to lower severance and termination costs. We also recovered $1.6 million from vacated facilities' leases due to actual expenses being lower than estimated. During the second quarter of fiscal 2003, we also recorded additional restructuring charges of $0.5 million relating to the December 2001 Plan. Based on prevailing real estate market conditions, we revised our estimates of the length of time required to sublease one of our vacated buildings in Fremont, California and recorded an additional $0.4 million for remaining lease payments on vacated facilities under long-term operating lease agreements. We also determined that additional facility restoration costs, in order to fulfill our contractual obligations under the terms of the lease agreement, were needed relating to another of our vacated buildings in the December 2001 Plan and recorded an additional $0.1 million restructuring charge.

Below is a table summarizing activity relating to the December 2001 Plan:

                                                  Lease
                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed
                                     Benefits   Facilities  Assets      Total
                                     ---------  ---------  ---------  ----------
                                                    (in thousands)
December 2001 provision............ $  14,208  $   9,637  $   9,928  $   33,773
Cash payments......................    (9,122)      (386)         --     (9,508)
Non-cash charges...................    (1,529)      (127)    (9,928)    (11,584)
                                     ---------  ---------  ---------  ----------
Balance at June 30, 2002...........     3,557      9,124          --     12,681
                                     ---------  ---------  ---------  ----------
Recovery of assets.................         --         --        18          18
Cash payments......................    (1,052)    (1,385)         --     (2,437)
Reversal of restructuring charges..    (2,118)    (1,609)       (18)     (3,745)
Additional restructuring charges...         --       450          --        450
                                     ---------  ---------  ---------  ----------
Balance at December 29, 2002....... $     387  $   6,580  $       -- $    6,967
                                     =========  =========  =========  ==========

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 30, 2001, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The remainder of the Severance and Benefits reserve balance of $0.4 million, as of December 29, 2002, is anticipated to be utilized by the end of the 2003 fiscal year.

Lease Payments on Vacated Facilities generally relates to 24 months of rent (or the remainder of the lease term, if less) after the abandonment of certain facilities currently under long-term operating lease agreements. We initially estimated, given prevailing real estate market conditions at that time, that it would take approximately 24 months to sublease our vacated facilities in Fremont, California. We revised our estimate, based on subsequent real estate market conditions, and extended our estimate of lease payments on one of our vacated facilities in the December 2001 Plan to the end of the lease in January 2005.

We wrote off leasehold improvements relating to the vacated buildings of approximately $8.8 million, as these items will have no future economic benefit and have been abandoned. Additionally, certain fixed assets of approximately $1.1 million associated with these facilities had no future economic benefit and have been abandoned and written-off.

December 2002 Plan

In response to the continued depressed conditions in the semiconductor industry and after evaluating our employee base, outsourcing plan and its impact on our manufacturing and administrative facilities and our near-term financial forecast, our senior management committed to an incremental set of cost reduction and exit activities in the quarter ended December 29, 2002 ("the December 2002 Plan"). The December 2002 Plan was accounted for under the provisions of Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which we early adopted in the December 2002 quarter. The December 2002 Plan was approved by the appropriate level of management necessary to commit to the specific actions of the Plan, and we began carrying out the announced restructuring activities prior to December 29, 2002 by reducing our global workforce by approximately 120 people and further consolidating our worldwide sales and support facilities. We recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements.

Below is a table summarizing activity relating to the December 2002 Plan:

                                     Severance  Payments   Abandoned
                                        and     on Vacated   Fixed
                                     Benefits   Facilities  Assets      Total
                                     ---------  ---------  ---------  ----------
                                               (in thousands)
December 2002 provision............ $   3,257  $   1,945  $     474  $    5,676
Cash payments......................      (821)       (98)         --       (919)
Non-cash charges...................         --         --      (474)       (474)
                                     ---------  ---------  ---------  ----------
Balance at December 29, 2002....... $   2,436  $   1,847  $       -- $    4,283
                                     =========  =========  =========  ----------

Severance and Benefits relates to the salary and fringe benefit expense for involuntarily terminated employees. Prior to December 29, 2002, management, with the proper level of authority, approved and committed to the plan of termination, determined the benefits the terminated employees would receive and communicated the severance package to employees in enough detail that they could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plan of restructuring was announced. The remainder of the Severance and Benefits reserve balance of $2.4 million as of December 29, 2002, is anticipated to be utilized by the end of the 2003 calendar year.

Lease Payments on Vacated Facilities are based on management's estimates based on known prevailing real estate market conditions at that time. Under the provisions of FAS 146, the restructuring charges for lease payments on vacated facilities were recognized, as the related facilities were no longer occupied at December 29, 2002.

We wrote off leasehold improvements relating to the vacated buildings of approximately $0.5 million, as these items will have no future economic benefit and have been abandoned.

We have consolidated manufacturing, distribution, and administrative facilities as the transition to outsource providers has resulted in excess facilities. We expect further facilities consolidation associated with our outsourcing plans. Accordingly, we anticipate incurring additional restructuring costs of approximately $10.0 million during the January 2003 to September 2003 period.

Tax Expenses

Income tax expense for the three- and six-month periods ended December 29, 2002, was recorded using a 25% estimated effective tax rate. Income tax benefit for the quarter ended December 30, 2001, was recorded using a 30% tax benefit rate estimate and an income tax benefit for the quarter ended September 23, 2001, was recorded using a 10% tax benefit rate estimate. The gain or loss from the change in fair value of our equity derivatives indexed to our stock was non-taxable. Our fiscal 2003 tax rate estimate is based on our current profitability outlook offset by our continued and substantial investments in research and development programs qualifying for R&D tax benefits. The increase in our tax benefit rate estimate in the December 2001 quarter compared to the September 2001 quarter resulted from our then estimated fiscal 2002 profitability and the tax benefit of R&D credits being proportionately greater due to the lower projected pretax income and our continued investment in engineering and development programs qualifying for R&D tax benefits.

Redemption of Convertible Subordinated Notes

Our 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

Equity Derivative Contracts In Company Stock

Our equity derivatives acquired in June 1999, included certain put and call options indexed to our own stock. Application of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer", for the purposes of applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", required these previously purchased instruments to be recorded at their fair value at the end of each reporting period, commencing in June 2001, with the change in fair value recorded as a gain or loss in our statement of operations. Our equity derivatives were collateralized by restricted cash of $9.1 million and could not be settled in unregistered shares. They were classified as Other Short-Term Assets ($24.8 million), at the end of fiscal 2002.

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

Based on the $13.60 market price of our common stock at the contract settlement date, the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts' fair value was recorded as a non-taxable loss in Other Income (Expense), net, in the three months ended September 29, 2002 and six months ended December 29, 2002.

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

We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission ("SEC"), Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." At December 29, 2002, the deferred revenue balance was approximately $104.2 million.

Derivatives: We hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with our long-term debt, foreign currency exchange rate fluctuations on the value of our cash flows from forecasted revenue denominated in Japanese Yen and foreign currency denominated assets. Derivatives that qualify for hedge accounting is discussed in detail in Note K to our December 29, 2002, unaudited condensed consolidated financial statements. We do not purchase derivatives for speculative or for trading purposes. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value or cash flows will be measured.

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

To hedge interest rate risk, an interest rate swap is used in connection with our Convertible Subordinated Notes ("4% Notes") in which we pay a variable rate and receive a fixed rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments arising under the swap. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In future periods, if changes in the fair value of the swap are no longer effective at hedging changes in the fair value of our fixed rate 4% Notes, the interest rate swap may no longer qualify for hedge accounting treatment. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note E to our audited consolidated financial statements and the section titled "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and herein in Note K to the unaudited condensed consolidated financial statements as of and for the six months ended December 29, 2002.

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

Standard costs are generally re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts and currently obtainable assembly and test labor and overhead for manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sale and purchase of inventory between our legal entities are eliminated from our consolidated financial statements.

Assembly outsourcing programs implemented in fiscal 2002 have altered and will continue to alter the composition of reported cost of sales. Over time, proportionately more costs will comprise purchased materials and less will represent manufacturing labor and overhead, reflecting the substitution of our assembly activities with the purchase of completed modules and integrated units from new outsource assembly vendors.

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

Installation and Warranty: Typically, part of marketing and selling semiconductor capital equipment includes installing and providing parts and service warranty to customers as part of the overall price of the system. We generally record actual labor and material expenses for installation activities to cost of sales upon revenue recognition. We also provide a contractual parts and labor warranty on our systems, for a period, which runs generally 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. We record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. Where customer and system specific warranty reserves are established, all actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

Actual warranty expenses are incurred on a system-by-system basis, and overall, may differ from our original estimates. While we periodically monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. Accordingly, actual costs that exceed the estimates are expensed as incurred and, at the same time, additional probable and estimable liabilities may be recorded.

We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent six months ended December 29, 2002, all warranty obligations have been determined with reasonable estimates.

In addition to the provision of standard warranties, we provide customer-paid extended warranty services. Revenues for extended maintenance and warranty services, with a term of more than one month, are recognized on a prorated straight- line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

At December 29, 2002, warranty reserves were $17.0 million.

Employee Stock Purchase Plan and Employee Stock Option Plans: We account for our stock purchase plan and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44") and make pro forma footnote disclosures as though the "fair value" method under Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), were followed. Our employee stock purchase plan is a non-compensatory plan and our stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

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

Deferred Income Taxes: We record a valuation allowance to reduce our deferred taxes to the amount that is more likely than not to be realized. We have considered future estimated taxable income and feasible tax planning strategies in determining the need for a valuation allowance. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance covers the tax benefit from the exercise of employee stock options and foreign tax credits. When the stock option tax benefits are realized, the valuation allowance will be reversed and credited to capital in excess of par value. When the foreign tax credits are realized, the valuation allowance will be reversed through the tax provision (benefit) in the statement of operations.

Recent Accounting Pronouncements

Impairment or Disposals of Long-Lived Assets: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and applies to all long-lived assets (including discontinued operations). We adopted FAS 144 effective at the beginning of fiscal 2003. The adoption of FAS 144 did not have a material impact on our consolidated financial position or operating results.

Costs associated with Exit or Disposal Activities: In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We early-adopted FAS 146 and applied its accounting provisions to the restructuring activities initiated during the quarter ended December 29, 2002. No restructuring activities were initiated during the quarter ended September 29, 2002.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company ("the guarantor") to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 does not provide guidance on the subsequent measurement of the guarantor's recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. FIN 45's disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. FIN 45 is not anticipated to have a material impact on our current financial position or results of operations.

Accounting for Stock-Based Compensation- Transition and Disclosure: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"), which amends FAS 123, "Accounting for Stock-Based Compensation". FAS 148 provides alternative methods of transition for a voluntary change to the "fair value" method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and will require companies to prominently disclose in both annual and interim financial statements the company's method of accounting for stock-based employee compensation and the effect of the method used on the company's financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We are required to adopt the interim disclosure requirements of FAS 148 for financial statements in our fiscal quarter ended March 30, 2003. We intend to continue to account for awards issued to employees under our stock purchase and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") using the "intrinsic value" method. Accordingly, the adoption of FAS 148 is not anticipated to have a material impact on our financial position or results of operations.

Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of a variable interest entity ("VIE"), sometimes formerly referred to as a special purpose entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 will require the consolidation of a VIE by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both. We believe the adoption of FIN 46 could potentially result in our having to consolidate the operating results of certain VIEs which are lessors under some of our operating lease agreements and recognize the assets and related liabilities of the VIEs on our balance sheet. The effective date of the new rules under FIN 46 on our current operating leases is the first fiscal quarter of 2004, and immediately on any new leases entered into after January 31, 2003, which utilize VIEs or equivalent lease structures. We are reviewing the new interpretation but have not yet determined the impact FIN 46 will have on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, short-term investments, and restricted cash totaled $613.9 million as of December 29, 2002 compared with $945.2 million at June 30, 2002. During the quarter ended September 29, 2002, we repaid our 5% convertible subordinated notes, principal amount of $309.8 million, and purchased Lam common stock for $39.1 million in connection with the settlement of our equity derivative contracts.

Net cash provided from operations for the six months ended December 29, 2002, was $13.6 million. A net loss of $12.2 million adjusted for non-cash charges of $35.1 million resulted in positive cash flow of $22.9 million, and was partially offset by uses of cash due to changes in working capital totaling $9.3 million. Non-cash charges included items such as depreciation and amortization, deferred income taxes, restructuring charges and the adjustment for the loss on equity derivative contracts indexed to our stock. Significant changes in working capital included inventory reductions of $30.4 million and decreases in accounts receivables of $11.2 million offset by decreases of $47.6 million in accounts payables and other accrued liabilities and $5.3 million of decreases in deferred profit.

Net cash provided by investing activities for the six months ended December 29, 2002, was $312.3 million. We sold $308.3 million, net, of short-term investments that were primarily used to repay our 5% convertible subordinated notes in September 2002. Net capital expenditures used $5.8 million and our restricted cash decreased $9.1 million primarily due to the settlement of our equity derivative contracts.

Net cash used by financing activities for the six months ended December 29, 2002, was $340.0 million and consisted primarily of the repayment of our 5% convertible subordinated notes in the amount of $309.8 million. In connection with the settlement of our equity derivative contract, we purchased Lam common stock for $39.1 million. We also reissued $4.8 million from treasury stock through our employee stock purchase programs. Net proceeds from the issuance of our common stock from stock option exercises totaled $4.4 million.

We have an agreement to sell specific U.S. Dollar-denominated receivables, subject to recourse provisions to a financial institution. During the three- and six-month periods ended December 29, 2002, we sold $25.0 million and $46.8 million, respectively, of these receivables, the cash flows of which are included in operating activities. At December 29, 2002, $28.0 million of these receivables remained uncollected, of which $3.3 million were subject to recourse provisions.

Our contractual cash obligations and commitments relating to our debt obligations, lease payments and outsourcing activities are as follows:

                                Debt and Other             Outsourcing
                                 Long-Term    Operating   and Consignment
                                Liabilities     Leases      Contracts
                                ------------  ----------  -------------
Fiscal year, (1)                            (in thousands)
Through June 29, 2003 ........ $      2,788  $   54,094  $      26,127
2004 through 2006 ............      375,348      86,762         14,893
2007 through 2008 ............             -      4,847          1,762
Thereafter....................             -      1,628               -
                                ------------  ----------  -------------
  Total ...................... $    378,136  $  147,331  $      42,782
                                ============  ==========  =============

(1) The Company's fiscal year end falls on the last Sunday of June each year

Debt financing includes our 4% Convertible Subordinated Notes and a Yen-denominated term loan.

Details of the 4% Notes are:

Description	4% Convertible Subordinated Notes, "4% Notes"
Offering Date	May 2001
Offering Amount	$300.0 million
Maturity Date	June 1, 2006
Offering Expenses

$8.5 million incurred at the time of offering, ratably amortized to other income (expense), net over the term of the 4% Notes. Remaining unamortized balance of $5.7 million and $6.7 million at December 29, 2002 and June 30, 2002, respectively.

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

During the fourth quarter of fiscal 2001, we entered into a three-year Yen-denominated term loan for approximately ¥6.0 billion ($50.0 million at December 29, 2002) with a syndicate of financial institutions, in order to fund our Japanese subsidiary operations. The entire principal amount under the term loan was due at maturity, June 11, 2004, and had a floating interest rate based on the Tokyo Interbank Offered Rate ("TIBOR"), which at December 29, 2002, was 2.6% per annum. On January 28, 2003, we repaid this loan in full.

During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of the Company's 4% Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate, resulting in interest expense savings of approximately $2.7 million and $5.2 million for the three- and six-month periods ended December 29, 2002. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense to the Company may be incurred. Under the terms of the transaction, we must provide collateral to match any mark-to-market exposure on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter-to-quarter commensurate with the mark-to-market exposure on the swap instrument. Generally the required collateral will rise as interest rates rise. At the end of the quarter ended December 29, 2002, we have $10.5 million in restricted cash on our balance sheet (classified as a long-term asset) related to this transaction.

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

Lease agreements relating to certain buildings at our Fremont, California campus, require us to provide guaranteed residual values totaling $97.1 million at the end of the respective lease terms which are reflected in the preceding table ($44.4 million in March 2003, $25.2 million in 2005 and $27.5 million in 2006). Presently, we account for these leases as operating leases, and the lessor owns and accounts for the leased assets and related liabilities. The FASB has issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 establishes accounting guidance for consolidation of VIEs, and we believe the adoption of FIN 46 could result in us having to consolidate the operating results of certain VIEs and recognize the assets and related liabilities the first fiscal quarter of 2004, and immediately on any new leases entered into after January 31, 2003, which utilize VIEs. We are reviewing the new interpretation but have not yet determined the impact FIN 46 will have on our financial position or results of operations.

Additionally, one of our lease agreements includes collateral restrictions that require us to maintain a certain amount of cash, $51.4 million at December 29, 2002, in restricted specified interest bearing accounts. These restricted cash accounts must be maintained through March 2003 (unless the agreement is otherwise terminated or the amount of required cash collateral is reduced), as the underlying building financing obligation is paid down by us. On February 7, 2003, we provided $59.0 million of additional cash collateral under two of our operating lease agreements. The collateralization will reduce cash, cash equivalents and short-term investments by $59.0 million and increase restricted cash by $59.0 million. The collateralization transaction will have no impact on total cash, cash equivalents, short-term investments and restricted cash.

During the six months ended December 29, 2002, we entered into agreements to outsource certain elements of our transactional general and administrative functions. Furthermore, during the second half of fiscal 2002, we entered into agreements with third parties to outsource certain elements of our manufacturing, warehousing, logistics, facilities maintenance and information technology functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum outsourcing obligations at December 29, 2002 under these arrangements. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, these agreements provide for potential cancellation charges including the assumption of leases, assets and employees.

Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as inventory until title is transferred to us or our purchase obligation is determined. At December 29, 2002, vendor owned inventories held at Lam and not reported as inventory were approximately $9.0 million.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to sustain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 29, 2002, combined with cash conservation activities, are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the end of calendar year 2003.

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

Further, because a significant amount of our manufacturing, R&D and administrative operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions, earthquakes and power failures) could adversely impact our financial performance.

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

The Semiconductor Equipment Industry is Volatile and Reduced Product Demand has a Negative Impact on Shipments

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During calendar year 2001 and the first half of calendar year 2002, semiconductor manufacturers canceled or delayed delivery of orders as a result of overcapacity. The resulting demand contraction had a negative impact on the level of system shipments during fiscal 2002 compared to fiscal 2001. The downturn is extending to the second quarter of fiscal 2003, as our customers remain cautious about their levels of capital expenditures.

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

We are Dependent Upon a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Generally, each of our key suppliers has a one-year blanket purchase contract or general purchase agreement under which we may issue purchase orders. We may renew these contracts periodically. In most cases, these component suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative source suppliers. Several of our outsourced assembly suppliers are new providers to Lam. Where practical, our intent is to establish alternative sources. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

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

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties that Could Impair Our Financial Performance

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management's attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

In addition, any acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations and/or the price of our Common Stock.

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

In addition, the stock market experiences significant price and volume fluctuations. Historically, we have witnessed significant volatility in the price of our Common Stock due in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors have and may again adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management's attention and resources and have an unfavorable impact on the price for our Common Stock.

Risk Associated With Our Interest Rate Swap Agreement

We aim to limit the impact of interest rate exposure associated with our interest rate sensitive investments and debt obligations. To minimize the effect of the interest rate exposure associated with our 4% Convertible Subordinated Notes, we have entered into an interest rate swap agreement with a notional amount of $300 million. We entered into the swap in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate.

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

In September 1999, Tegal Corporation sued us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XLe™ and Exelan® products as infringing the patents Tegal asserted. All Tegal's claims regarding the 4520XLe were voluntarily dismissed by Tegal during August 2002. In January 2003, the United States District Court granted Lam's motion for summary judgment of noninfringement on Tegal's sole remaining claim. In granting Lam's motion, the Court found that Lam's Exelan products did not literally infringe Tegal's claim, and further found that Tegal was precluded from asserting infringement against Exelan products under the doctrine of equivalents. Tegal has indicated that it intends to appeal the Court's order and findings; however, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

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

We May Fail to Protect Our Proprietary Technology Rights, which Would Affect Our Business

Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success also depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base, and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or in fact provide no competitive advantages

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Convertible Subordinated Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate, resulting in interest expense savings of approximately $2.7 million and $5.2 million for the three- and six-month periods ended December 29, 2002. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense may be incurred.

ITEM 4. Controls and Procedures

(a). Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is reasonably effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of certain events, and there can be no assurance that any design can succeed in achieving its stated goals under all potential conditions, regardless of how remote.

(b). There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In September 1999, Tegal Corporation ("Tegal") brought suit against us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLe and Exelan products as infringing the patents Tegal is asserting. On our motion, this case was transferred to the United States District Court for the Northern District of California. In view of appellate rulings by the Court of Appeals for the Federal Circuit on issues appealed by Tegal in respect of prior litigation between Tegal and Tokyo Electron Ltd. and Tokyo Electron America, Tegal in June 2002 moved to dismiss its claims against Lam in connection with Lam's 4520XLe products. In July 2002, a claims construction hearing was held in the United States District Court to construe a single term in Tegal's sole remaining asserted claim. All Tegal's claims regarding the 4520XLe were voluntarily dismissed by Tegal during August 2002. In January 2003, the United States District Court granted Lam's motion for summary judgment of noninfringement on Tegal's sole remaining claim. In granting Lam's motion, the Court found that Lam's Exelan products did not literally infringe Tegal's claim, and further found that Tegal was precluded from asserting infringement against Exelan products under the doctrine of equivalents. Tegal has indicated that it intends to appeal the Court's order and findings; however, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 7, 2002.

Out of 125,257,046 shares of Common Stock (as of the record date of September 13, 2002) entitled to vote at the meeting, 116,464,014 shares were present in person or by proxy.

The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
James W. Bagley	116,093,733	370,281
David G. Arscott	115,701,605	762,409
Robert M. Berdahl	114,094,561	2,369,453
Richard J. Elkus, Jr.	115,721,774	742,240
Jack R. Harris	114,080,038	2,383,976
Grant M. Inman	115,701,019	762,995
Kenneth M. Thompson	114,097,979	2,366,035

The results of voting on the following items were as set forth below:

Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 29, 2003:

IN FAVOR	OPPOSED	ABSTAIN
113,122,585	3,255,777	85,652

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits:
4.8	Amended and restated 1997 Stock Incentive Plan.
4.12	Amended and restated 1999 Stock Option Plan.
10.79	Amendment to Stock Option Grant for James W. Bagley.
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 29, 2002.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 7, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 7, 2003

/s/ Mercedes Johnson
Mercedes Johnson
Senior Vice President, Finance
Chief Financial Officer and
Chief Accounting Officer