Form 10-Q
period 2003-03-30
LAM RESEARCH CORP
filed 2003-05-14
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-12933

LAM RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2634797

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4650 Cushing Parkway
Fremont, California 94538

(Address of principal executive offices including zip code)

(510) 572-0200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☒   NO ☐

     As of May 2, 2003, there were 126,819,270 shares of Registrant’s Common Stock outstanding.

PART I. Financial Information
Item 1. Financial Statements (unaudited):
Condensed Consolidated Balance Sheets as of March 30, 2003 and June 30, 2002
Condensed Consolidated Statements of Operations for the three and nine months ended March 30, 2003 and March 31, 2002
Condensed Consolidated Statements of Cash Flows for the nine months ended March 30, 2003 and March 31, 2002
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. Other Information
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures
Certifications
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.82
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 99.1
EXHIBIT 99.2

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 30,	June 30,
	2003	2002
	(unaudited)	(1)

Assets
Cash and cash equivalents	$96,406	$172,431
Short-term investments	369,460	701,774
Accounts receivable, net	133,110	132,113
Inventories	126,690	180,799
Deferred income taxes	128,577	125,227
Other current assets	17,750	43,080

Total current assets	871,993	1,355,424
Property and equipment, net	53,242	67,496
Restricted cash	119,438	70,983
Deferred income taxes	88,307	86,231
Other assets	62,880	52,157

Total assets	$1,195,860	$1,632,291

Liabilities and stockholders’ equity
Trade accounts payable	$30,622	$59,806
Accrued expenses and other current liabilities	161,430	159,012
Deferred profit	47,315	63,435
Current portion of long-term debt and other long-term liabilities	5,160	315,291

Total current liabilities	244,527	597,544
Long-term debt and other long-term liabilities less current portion	321,718	359,691

Total liabilities	566,245	957,235
Commitments and contingencies
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 126,150 shares at March 30, 2003 and 127,978 shares at June 30, 2002	126	128
Additional paid-in capital	551,752	542,228
Deferred compensation	(2,979)	—
Treasury stock, at cost	(44,508)	(9,100)
Accumulated other comprehensive loss	(16,681)	(15,240)
Retained earnings	141,905	157,040

Total stockholders’ equity	629,615	675,056

Total liabilities and stockholders’ equity	$1,195,860	$1,632,291

(1) Derived from June 30, 2002 audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Total revenue	$187,059	$164,105	$569,148	$762,858
Cost of goods sold	111,838	109,118	342,744	516,732
Cost of goods sold — restructuring charges (recoveries)	—	—	(301)	7,600
Cost of goods sold — patent settlement	—	—	—	38,780

Total cost of goods sold	111,838	109,118	342,443	563,112

Gross margin	75,221	54,987	226,705	199,746

Research and development	38,981	40,552	120,102	137,516
Selling, general and administrative	33,245	36,849	98,319	127,538
Restructuring charges, net	4,043	—	6,096	47,221

Total operating expenses	76,269	77,401	224,517	312,275

Operating income (loss)	(1,048)	(22,414)	2,188	(112,529)
Other income (expense), net	2,110	17,443	(11,970)	17,762

Income (loss) before income taxes	1,062	(4,971)	(9,782)	(94,767)
Income tax expense (benefit)	265	(6,540)	1,656	(35,761)

Net income (loss)	$797	$1,569	$(11,438)	$(59,006)

Net income (loss) per share:
Basic net income (loss) per share	$0.01	$0.01	$(0.09)	$(0.47)

Diluted net income (loss) per share	$0.01	$0.01	$(0.09)	$(0.47)

Number of shares used in per share calculations:
Basic	125,988	126,747	126,110	125,921

Diluted	129,550	134,420	126,110	125,921

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended

	March 30,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(11,438)	$(59,006)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss (gain) on equity derivative contracts in company stock	16,407	(17,718)
Depreciation and amortization	30,504	46,332
Amortization of premiums on securities	4,641	5,424
Deferred income taxes	(5,426)	(39,736)
Restructuring charges, net	5,795	54,821
Patent settlement	—	33,780
Asset impairment charge	—	11,500
Amortization of deferred compensation	383	—
Other	354	1,730
Change in working capital accounts	(3,676)	(55,907)

Net cash provided by/(used for) operating activities	37,544	(18,780)

Cash flows from investing activities:
Capital expenditures	(9,528)	(8,518)
Purchases of available-for-sale securities	(360,339)	(2,097,734)
Sales and maturities of available-for-sale securities	688,012	2,034,838
Purchase of investments for restricted cash, net	(48,455)	—
Other, net	1,333	(10,035)

Net cash provided by/(used for) investing activities	271,023	(81,449)

Cash flows from financing activities:
Principal payments and redemptions on long-term debt and capital lease obligations	(361,259)	(6,909)
Treasury stock purchases	(39,122)	(10,678)
Reissuances of treasury stock	8,448	12,324
Proceeds from issuance of common stock	6,160	14,270

Net cash provided by/(used for) financing activities	(385,773)	9,007

Effect of exchange rate changes on cash	1,181	(352)

Net decrease in cash and cash equivalents	(76,025)	(91,574)
Cash and cash equivalents at beginning of period	172,431	221,659

Cash and cash equivalents at end of period	$96,406	$130,085

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2003
(Unaudited)

NOTE A — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the “Company” or “Lam”) for the fiscal year ended June 30, 2002, which are included in the Annual Report on Form 10-K, File Number 0-12933. The Company’s Form 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. The Company also posts the Form 10-K, Forms 10-Q and Forms 8-K on the corporate website at http://www.lamrc.com.

     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 29, 2003 and includes 52 weeks. The quarters ended March 30, 2003 and March 31, 2002 included 13 weeks.

     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the 2003 presentation.

NOTE B — RECENT ACCOUNTING PRONOUNCEMENTS

     Impairment or Disposals of Long-Lived Assets: In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“FAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and applies to all long-lived assets (including discontinued operations). The Company adopted FAS 144 effective at the beginning of fiscal 2003. The adoption of FAS 144 did not have a material impact on the Company’s consolidated financial position or operating results.

     Costs associated with Exit or Disposal Activities: In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company early-adopted FAS 146 in the quarter ended December 29, 2002 and applied its accounting provisions to the restructuring activities initiated during the quarters ended December 29, 2002 and March 30, 2003 (see Note N). No restructuring activities were initiated during the quarter ended September 29, 2002.

     Accounting for Revenue Arrangements with Multiple Deliverables: In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple deliverables (products, services and/or rights to use assets). The provisions of EITF 00-21 will be applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is reviewing EITF 00-21 but has not yet determined the potential impact it will have on the Company’s financial position or results of operations, if any.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others” which is superseded by FIN 45. FIN 45’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company’s financial position or results of operations upon adoption. (See Note L).

     Accounting for Stock-Based Compensation — Transition and Disclosure: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the “fair value” method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on a company’s financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the interim disclosure requirements of FAS 148 for financial statements in its fiscal quarter ended March 30, 2003. The Company intends to continue to account for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (“FIN 44”).

Accordingly, the adoption of FAS 148 is not anticipated to have a material impact on the Company’s financial position or results of operations.

     Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), sometimes formerly referred to as a special purpose entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 will require the consolidation of a VIE by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns or both.

     The effective date of the new rules under FIN 46 on the Company’s existing operating leases is the first quarter of fiscal 2004, and immediately on any new leases entered into after January 31, 2003, which utilize VIEs or equivalent lease structures. The adoption of FIN 46 could potentially result in the Company having to consolidate the operating results of certain existing lessor entities which may be VIEs, as defined, and which are lessors under some of the Company’s operating lease agreements and recognize the assets and related liabilities of the VIEs on the Company’s balance sheet. However, FIN 46 is not anticipated to have a material impact on the Company’s financial position or results of operations because the Company anticipates the operating lease agreements will be transferred to a new lessor that would not qualify as a VIE.

NOTE C — STOCK-BASED COMPENSATION PLANS

     The Company has adopted stock option plans that provide for the grant to key employees of options to purchase shares of Lam common stock. In addition, the plans permit the grant of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The Company also has a stock purchase plan that allows employees to purchase its common stock. The Company accounts for its stock option plans and stock purchase plan under the provisions of APB 25 and FIN 44.

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the options’ vesting period (for options) and the respective four, six, twelve, or fifteen-month purchase periods (for stock purchases under the employee stock purchase plan). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under FAS 123, as amended by FAS 148:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net income (loss) — as reported	$797	$1,569	$(11,438)	$(59,006)
Add: compensation expense recorded under APB 25, net of tax	329	—	458	1,718
Deduct: FAS 123 compensation expense, net of tax	10,297	8,031	33,537	24,579

Net loss — pro forma	$(9,171)	$(6,462)	$(44,517)	$(81,867)

Basic net income (loss) per share — as reported	$0.01	$0.01	$(0.09)	$(0.47)

Basic loss per share — pro forma	$(0.07)	$(0.05)	$(0.35)	$(0.65)

Diluted net income (loss) per share — as reported	$0.01	$0.01	$(0.09)	$(0.47)

Diluted loss per share — pro forma	$(0.07)	$(0.05)	$(0.35)	$(0.65)

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123 and FAS 148 for awards granted after June 30, 1995, as if the Company had accounted for its stock option and stock purchase plans under the fair value method of FAS 123 and FAS 148. The fair value of the Company’s stock options and stock purchase plans was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable measure of the fair value of the Company’s stock-based awards. The fair value of the Company’s stock-based awards granted in the three- and nine-month periods of fiscal 2003 and fiscal 2002 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	Stock Option Plans

Expected life (years)	3.0	3.8	2.4	3.9
Expected stock price volatility	74.0%	71.0%	74.0%	71.0%
Risk-free interest rate	2.2%	4.2%	1.5%	4.1%

	Employee Stock Purchase Plan

Expected life (years)	0.66	0.42	0.66	0.42
Expected stock price volatility	74.0%	71.0%	74.0%	71.0%
Risk-free interest rate	2.2%	4.2%	1.5%	4.1%

NOTE D — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	March 30,	June 30,
	2003	2002

	(in thousands)
Raw materials	$74,815	$108,595
Work-in-process	32,632	45,309
Finished goods	19,243	26,895

	$126,690	$180,799

NOTE E — PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	March 30,	June 30,
	2003	2002

	(in thousands)
Manufacturing and office equipment	$119,353	$123,117
Leasehold improvements	68,079	65,749
Furniture and fixtures	5,106	5,246
Computer equipment and software	69,028	73,769

	261,566	267,881
Less accumulated depreciation and amortization	(208,324)	(200,385)

	$53,242	$67,496

NOTE F — INTANGIBLE ASSETS

     Effective July 1, 2002, the beginning of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that goodwill and certain other intangible assets be tested for impairment at least annually and written down only when determined to be impaired, replacing the previous accounting practice of ratably amortizing these items over their estimated useful lives. Intangible assets other than goodwill that have a finite life continue to be amortized over their useful lives. The Company has no goodwill or intangible assets with indefinite lives. The Company’s finite-lived intangible assets consist of purchased intellectual property rights and the licensed use of patents that are being amortized over their expected useful lives. Consequently, there was no impact on the Company’s financial position or results of operations upon the adoption of FAS 142.

     The Company’s finite-lived intangible assets consist of the following:

	March 30, 2003		June 30, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Intellectual property rights	$3,500	$1,875	$3,500	$1,350
Licenses	2,700	1,350	2,700	540

	$6,200	$3,225	$6,200	$1,890

     Total amortization expense for the three- and nine-month periods ended March 30, 2003, was $445,000 and $1,335,000, respectively compared to $445,000 and $795,000, respectively, for three- and nine-month periods ended March 31, 2002. Intellectual property rights have an estimated useful life of 5 years and licenses have an estimated useful life of 2.5 years. The weighted-average amortization period of all intangible assets is approximately 4.0 years.

     Estimated future intangible asset amortization expense for the remainder of fiscal 2003, and for the five fiscal years thereafter, is as follows:

Period	Amount

(in thousands)
Remainder of fiscal 2003	$445
Fiscal 2004	1,780
Fiscal 2005	550
Fiscal 2006	200
Thereafter	—

$2,975

NOTE G — DEFERRED COMPENSATION

     During the quarter ended December 29, 2002, the Company recorded $3.4 million of deferred compensation in stockholders’ equity, which was offset by a corresponding entry in additional paid-in capital in stockholders’ equity, in connection with the modification of terms of a fixed stock option award previously issued to an officer of the Company. The modification extended the contractual life of the stock option for a period of three years and added additional vesting requirements. However, no changes were made to either the number of shares of the Company’s stock subject to the option nor the option’s exercise price. Accordingly, the modification resulted in the remeasurement of compensation expense based on the option’s intrinsic value on the date of modification in accordance with the provisions of APB 25 and FIN 44. The deferred compensation amount of $3.4 million recorded during the quarter ended December 29, 2002 is being amortized ratably over the vesting period of the modified options, or 16 quarters. When the Nasdaq National Market closing price of Lam’s common stock reaches or exceeds $20.00 per share, all unvested shares will immediately vest and become exercisable on that date and all remaining deferred compensation will be recognized as compensation expense. Total compensation expense recognized for the three- and nine-month periods ended March 30, 2003 was $210,000 and $383,000, respectively.

NOTE H — OTHER INCOME (EXPENSE), NET

     The significant components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands)
Gain (loss) on equity derivative contracts in company stock	$—	$16,828	$(16,407)	$17,718
Interest expense	(718)	(5,841)	(5,322)	(20,559)
Interest income	3,296	7,592	13,126	24,870
Foreign exchange gain (loss)	378	2,422	(503)	1,557
Debt issue cost amortization	(785)	(941)	(2,111)	(2,823)
Other, net	(61)	(2,617)	(753)	(3,001)

	$2,110	$17,443	$(11,970)	$17,762

NOTE I — NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The computation of basic net income (loss) per share for all periods presented is derived from the information on the face of the income statement, and there are no reconciling items in either the numerator or denominator.

     Diluted net income per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the denominators of the basic and diluted computations for net income (loss) per share.

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands, except per share data)
Numerator:
Net income (loss)	$797	$1,569	$(11,438)	$(59,006)

Denominator:
Basic average shares outstanding	125,988	126,747	126,110	125,921
Effect of potential dilutive securities:
Employee stock plans and warrants	3,562	7,673	—	—

Diluted average shares outstanding	129,550	134,420	126,110	125,921

Net income (loss) per share — Basic	$0.01	$0.01	$(0.09)	$(0.47)

Net income (loss) per share — Diluted	$0.01	$0.01	$(0.09)	$(0.47)

Antidilutive securities excluded from the calculation (1)	20,139	4,457	19,953	3,096

(1)  For purposes of computing diluted net income per share, weighted-average potential common shares do not include outstanding warrants or stock options whose exercise prices exceed the average market value of the Company’s common stock for the period.

     For the three-month period ended March 30, 2003, diluted net income per share included the assumed exercise of employee stock options, but excluded the assumed conversion of the convertible subordinated 4% notes because their effect would have been antidilutive. For the three-month period ended March 31, 2002, diluted net income per share included the assumed exercise of employee stock options and warrants, but excluded the assumed conversion of the convertible subordinated 4% and 5% notes because their effect would have been antidilutive. Outstanding options, warrants and convertible subordinated 4% notes for the nine-month period ended March 30, 2003, and outstanding options, warrants, and convertible subordinated 4% and 5% notes for the nine-month period ended March 31, 2002, were excluded from the computations of diluted net loss per share because their effects would have been antidilutive due to the net losses for the periods.

NOTE J — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

	(in thousands)
Net income (loss)	$797	$1,569	$(11,438)	$(59,006)
Foreign currency translation adjustment	39	(778)	(1,036)	4,248
Unrealized gain (loss) on fair value of derivative financial instruments, net	158	(2,283)	(1,230)	(1,495)
Unrealized gain on financial instruments, net	242	—	825	—

Comprehensive income (loss)	$1,236	$(1,492)	$(12,879)	$(56,253)

     Accumulated other comprehensive loss, net of tax, is as follows:

	March 30,	June 30,
	2003	2002

	(in thousands)
Accumulated foreign currency translation adjustment	$(17,494)	$(16,458)
Accumulated unrealized gain (loss) on derivative financial instruments	(12)	1,218
Accumulated unrealized gain on financial instruments	825	—

Accumulated other comprehensive loss	$(16,681)	$(15,240)

NOTE K — LEASE COMMITMENTS

     During the third quarter of fiscal 2003, a lease agreement (“the Agreement”) relating to two properties (land and buildings) at the Company's Fremont, California campus was transferred to a new lessor and amended and restated. The Agreement replaces the former lease that was due to expire in March 2003. As part of the Agreement, the Company has the option to purchase the buildings at any time for approximately $54.4 million. In addition, the Company is required to guarantee the lessor a residual value on the property of up to $48.4 million at the end of the lease term, (in the case that lease is not renewed, the Company does not exercise its purchase option, and the lessor sells the property and the sale price is less than the lessor’s cost). Additionally, as part of the lease agreement, the Company maintains cash collateral of $54.4 million as of March 30, 2003 in separate specified interest-bearing accounts. The lessor under the Agreement is a substantive independent leasing company that does not have the characteristics of a VIE as defined by FIN 46 and is therefore not consolidated by the Company.

     In addition, the Company has two lease agreements with lessors relating to certain other properties (land and buildings) at its Fremont, California campus which involve lessors which could be considered VIEs and could potentially result in the consolidation of the lessors’ activities.

The Company currently accounts for these lease agreements as operating leases and therefore, neither the leased facilities nor the related debt is reported in the Company’s accompanying balance sheets. These lease agreements require the Company to provide guaranteed residual values totaling up to $52.7 million at the end of the respective lease terms ($25.2 million in fiscal 2005 and $27.5 million in fiscal 2006). In January 2003, the Company provided $59.0 million of additional cash collateral under these lease agreements. The Company has the option to purchase the facilities for approximately $27.1 million and $30.0 million, respectively. No material impact is anticipated on the Company’s financial position or results of operations because the Company anticipates these properties will be transferred to a new lessor that would not qualify as a VIE prior to the implementation date of FIN 46.

NOTE L — GUARANTEES

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (“the Guarantor”) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

     Lease agreements relating to certain facilities at the Company’s Fremont, California campus require the Company to guarantee residual values of the leased properties to the lessors at the end of the lease terms (in the case that the lease is not renewed, the Company does not exercise the purchase option, and the lessors sell the properties and the sale price is less than the lessors’ cost) of up to $101.1 million ($25.2 million in fiscal 2005, $27.5 million in fiscal 2006 and $48.4 million in fiscal 2008). The terms of the guarantees are equal to the remaining terms of the related lease agreements, which range from approximately two to five years.

     In March 2003, the Company transferred a lease agreement to a new lessor (Note K). Under the accounting provisions of FIN 45, the Company recognized a liability of $0.5 million for the related residual value guarantee of $48.4 million under the lease. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee over the lease term, discounted using the Company’s risk adjusted borrowing rate of approximately 2%. The value of the guarantee has been recorded as prepaid rent, with the offset recorded as a liability, and the amounts will be amortized to income (for the liability) and to expense (for the prepaid rent) on a ratable basis over the five-year period of the lease.

     The Company has issued certain indemnifications to its lessors under certain of its operating lease agreements, such as, indemnification for certain environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of March 30, 2003, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at March 30, 2003, is approximately $5.0 million, the amount available under the overdraft protection agreement. As of March 30, 2003, the Company’s Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability on its financial statements in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution to sell to the institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At March 30, 2003, the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $2.0 million. As of March 30, 2003, the Company has not recorded any liability on its financial statements in connection with these guarantees as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     Generally, the Company indemnifies under pre-determined conditions and limitations, its customers for infringement of third party intellectual property rights by its products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

     The Company provides standard warranties on its systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

     Changes in the Company’s product warranty reserves during the nine months ended March 30, 2003, were as follows:

(in thousands)
Balance at June 30, 2002	$16,762
Warranties issued during the period	16,466
Settlements made during the period	(13,861)
Change in liability for pre-existing warranties during the period, including expirations	(223)

Balance at March 30, 2003	$19,144

NOTE M — DERIVATIVE INSTRUMENTS AND HEDGING

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair value. The Company acquires and holds derivative financial instruments to hedge a variety of risks and exposures including interest rate fluctuation risks associated with our long-term debt, foreign currency exchange rate fluctuations on the value of expected cash flows from forecasted revenue transactions denominated in Japanese Yen and foreign currency denominated assets. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) are recognized in earnings immediately. The Company does not use derivatives for trading purposes.

     The Company’s policy is to attempt to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. In Japan, the Company generally sells its systems, spare parts and services under contracts denominated in Japanese Yen. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. To protect against the reduction in value of forecasted Yen-denominated cash flows resulting from sales in Japanese Yen, the Company has instituted a foreign currency cash flow hedging program. The Company has entered into foreign currency forward exchange contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts, designated as cash flow hedges, are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized.

     For the three- and nine-month periods ended March 30, 2003, the Company recognized net losses of $148,000 and $122,000, respectively, for cash flow hedges that had been discontinued, because the original forecasted transactions did not or will not occur. The losses are recorded in other expense in the respective March 30, 2003 condensed consolidated statements of operations.

     The following table summarizes activity in accumulated other comprehensive income (loss), net of tax, related to derivatives classified solely as cash flow hedges held by the Company during the nine months ended March 30, 2003:

(in thousands)
Deferred cash flow hedging gains at June 30, 2002	$1,218
Reclassified into earnings from other comprehensive income	(149)
Changes in fair value of derivative financial instruments, net	(1,081)

Deferred cash flow hedging losses at March 30, 2003	$(12)

     At March 30, 2003, the Company expects to reclassify the balance of deferred hedging gains and losses, net, included in accumulated other comprehensive (loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

     The Company also has a policy to minimize, where possible and practical, the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Convertible Subordinated Notes (“4% Notes”), the Company is a party to an interest rate swap agreement (“the swap”) with a notional amount of $300.0 million. Under the terms of the swap, the Company exchanges the fixed interest payments on its 4% Notes for variable interest payments based on the London Interbank Offered Rate (“LIBOR”). The swap is accounted for as a fair value hedge under the provisions of FAS 133. Fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component, are recorded in earnings, and offset by changes in the fair value of the swap, which are also recorded in earnings.

     As a result of designating the swap as a hedge of its 4% Notes, the carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate. For the three-month period ended March 30, 2003, the carrying value of the 4% Notes included in long-term debt and other long-term liabilities decreased by approximately $0.3 million. Over the same three-month period, the fair value of the swap, included in long-term assets, decreased by approximately $0.3 million with the corresponding gains and losses for the three-month period recorded in other income (expense), net. For the nine-month period ended March 30, 2003, the carrying value of the 4% Notes included in long-term debt and other long-term liabilities increased by $13.8 million, (to $317.3 million at March 30, 2003). Over the same nine-month period, the fair value of the swap, included in long-term assets, increased by $13.6 million (to $16.9 million at March 30, 2003) with the corresponding offsetting gains and losses for the nine-month period recorded in other income (expense), net.

     For the three- and nine-month periods ended March 30, 2003, the Company recognized net losses of $7,000 and $179,000, respectively, in other income (expense), net, resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes.

NOTE N — RESTRUCTURING ACTIVITIES

Fiscal 2003 Restructuring Activities

     Restructuring charges have been incurred by the Company to respond to depressed levels of capital investment by the semiconductor industry and the Company’s strategic plans. The Company evaluated its employment levels, its outsourcing plans and the impact on manufacturing and administrative facilities in light of its revenue outlook, and its forecasts. Based on this evaluation, senior management of the Company committed to cost reduction and exit activities in the quarters ended March 30, 2003 (“the March 2003 Plan”) and December 29, 2002 (“the December 2002 Plan”). Prior to the end of the March 30, 2003 and December 29, 2002 quarters, management with the proper level of authority, approved specific actions under the respective Plans, and communicated the severance packages to potentially impacted employees in enough detail that the employees could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the restructuring plans were announced. Lease payments on vacated facilities are based on management’s estimates using known prevailing real estate market conditions at that time. Leasehold improvements relating to the vacated buildings were written off as these items will have no future economic benefit to the Company and have been abandoned. The Company applied the accounting provisions of FAS 146 to the fiscal 2003 restructuring activities as the Company early-adopted FAS 146 during the December 2002 quarter. Under the provisions of FAS 146, the restructuring charges for the remaining contractual lease payments on vacated facilities were recognized in the quarter in which the Company no longer occupied the facility. As a result of all the fiscal 2003 restructuring activities, the Company expects annual reductions in costs of goods sold and operating expenses that will support the Company’s goal to achieve breakeven operating performance at $180 million in quarterly revenues.

March 2003 Plan

     The Company began carrying out the announced restructuring activities prior to March 30, 2003, by reducing its workforce in North America and Europe by approximately 50 people and by vacating selected facilities located in North America determined to be no longer critical to the Company’s operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance	Payments	Abandoned
	and	on Vacated	Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(198)	(105)	—	(303)
Non-cash charges	(228)	—	(171)	(399)

Balance at March 30, 2003	$1,232	$2,808	$—	$4,040

     The remainder of the Severance and Benefits reserve balance of $1.2 million as of March 30, 2003, is anticipated to be utilized by the end of the 2003 calendar year.

December 2002 Plan

     The Company began carrying out the announced restructuring activities prior to December 29, 2002 by reducing its workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and office facilities located in North America, Europe and Asia determined to be no longer critical to the Company’s operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with approximately 65% from North America and approximately 35% from Asia and Europe locations. The Company recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the December 2002 Plan:

	Severance	Payments	Abandoned
	and	on Vacated	Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(2,587)	(340)	—	(2,927)
Non-cash charges	—	—	(474)	(474)

Balance at March 30, 2003	$670	$1,605	$—	$2,275

     The remainder of the Severance and Benefits reserve balance of $0.7 million as of March 30, 2003, is anticipated to be utilized by the end of the 2003 calendar year.

Fiscal 2002 Restructuring Activities

     In response to the deterioration in semiconductor sales in the first half of fiscal 2002 which resulted in a contraction in the wafer fabrication equipment market and therefore in the Company’s revenues, senior management of the Company committed to cost reduction and exit activities in the quarters ended December 30, 2001 (“the December 2001 Plan”) and September 23, 2001 (“the September 2001 Plan”). Prior to the end of the December 30, 2001 and September 23, 2001 quarters, management with the proper level of authority, approved specific actions of the respective Plans, and communicated the severance package to potentially impacted employees in enough detail that the employees could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plans of restructuring were announced. Lease payments on vacated facilities are based on management’s estimates using prevailing real estate market conditions. The Company initially estimated under the Plans that given prevailing real estate market conditions at that time, it would take approximately 24 months to sublease its vacated facilities. The Company revised the original estimates for lease payments on vacated facilities if prevailing real estate market conditions were different than the initial estimate. Leasehold improvements and certain fixed assets relating to the vacated buildings were written off as these items have no future economic benefit to the Company and have been abandoned.

December 2001 Plan

     During the second fiscal quarter of 2002, the Company began implementing restructuring activities which included reducing its workforce by approximately 470 employees in North America, Europe, and Asia, vacating selected office and warehouse facilities at the Company’s Fremont, California campus determined to be no longer critical to the Company’s operations, and the closure of certain offices in Asia. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with approximately 80% from North America and approximately 20% from Asia and Europe locations. The Company recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

     During the second quarter of fiscal 2003, the Company recovered approximately $2.1 million of restructuring charges originally accrued under the December 2001 Plan for benefits and services offered by the Company that were not utilized by the terminated employees. Additionally, during the second and third quarters of fiscal 2003, the Company recovered approximately $1.7 million related to a revision to the net amount of lease payments remaining to be paid on the vacated facilities. In addition, during the second quarter of fiscal 2003, the Company recorded approximately $0.4 million of additional restructuring charges due to a revision the Company made for the length of time required to sublease one of its vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs incurred to fulfill the Company’s contractual obligations under the terms of a lease agreement.

     Below is a table summarizing activity relating to the December 2001 Plan:

	Severance	Lease Payments	Abandoned
	and	on Vacated	Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
December 2001 provision	$14,208	$9,637	$9,928	$33,773
Cash payments	(9,122)	(386)	—	(9,508)
Non-cash charges	(1,529)	(127)	(9,928)	(11,584)

Balance at June 30, 2002	3,557	9,124	—	12,681

Recovery of assets	—	—	18	18
Cash payments	(1,383)	(2,197)	—	(3,580)
Reversal of restructuring charges	(2,118)	(1,669)	(18)	(3,805)
Additional restructuring charges	—	450	—	450

Balance at March 30, 2003	$56	$5,708	$—	$5,764

     The remainder of the Severance and Benefits reserve balance as of March 30, 2003, is anticipated to be utilized by the end of the 2003 fiscal year.

September 2001 Plan

     During the first quarter of fiscal 2002, the Company began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at the Company’s headquarters in Fremont, California determined to be no longer critical to the Company’s operations and discontinuance of the manufacture of selected products of the Company’s older etch inventory. The employees were from a broad range of organizations and at multiple levels throughout the Company, with approximately 85% from North America and 15% from Asia and Europe locations. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and write-offs of leasehold improvements on vacated facilities, and write-offs for inventories of older etch product inventories that were discontinued.

     During the fourth quarter of fiscal 2002, the Company recovered approximately $1.8 million of the September 2001 Plan charge due to sales of older etch inventory that were included in the September 2001 restructuring plan of $0.8 million, lower than estimated employee termination costs of $0.7 million, and lower than estimated expenses relating to a vacated facility lease of $0.3 million. During the second and third quarters of fiscal 2003, approximately $1.0 million was recovered due to $0.4 million of lower than previously estimated employee severance and termination costs, $0.3 million was recovered due to actual expenses being lower than estimated for vacated facility leases and $0.3 million as a result of sales of etch inventory that was written off as part of the September 2001 restructuring plan. The sales were not estimated nor expected to occur when the September 2001 Plan was developed as these were subsequent sales in support of the Company’s installed base of products. In addition, in the second quarter of fiscal 2003, the Company recorded additional charges for the September 2001 Plan based on a revision of its estimate of the length of time required to sublease one of its vacated buildings in Fremont, California. Based on prevailing market conditions, the Company extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million relating to these remaining lease payments.

     Below is a table summarizing activity relating to the September 2001 Plan:

		Lease
	Severance	Payments	Abandoned
	and	on Vacated	Fixed	Discontinued
	Benefits	Facilities	Assets	Inventory	Total

	(in thousands)
September 2001 provision	$10,767	$1,746	$935	$7,600	$21,048
Recovery of assets	—	—	—	785	785
Cash payments	(8,135)	(762)	—	—	(8,897)
Non-cash charges	(1,035)	—	(935)	(7,600)	(9,570)
Reversal of restructuring charges	(695)	(317)	—	(785)	(1,797)

Balance at June 30, 2002	902	667	—	—	1,569

Recovery of assets	—	—	—	270	270
Cash payments	(153)	(394)	—	—	(547)
Reversal of restructuring charges	(416)	(286)	—	(270)	(972)
Additional restructuring charges	—	636	—	—	636

Balance at March 30, 2003	$333	$623	$—	$—	$956

     The remainder of the Severance and Benefits reserve balance of $0.3 million, as of March 30, 2003, is anticipated to be utilized by the end of the 2003 fiscal year.

Fiscal 2001 Restructuring Activities

     During the quarter ended December 29, 2002, the Company completed the restructuring activities associated with the June 2001 Plan.

NOTE O — REDEMPTION OF CONVERTIBLE SUBORDINATED NOTES

     The Company’s 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

NOTE P — REPAYMENT OF SUBSIDIARY NOTE

     On January 28, 2003, the Company’s Japanese subsidiary repaid its ¥6.0 billion ($51.1 million at January 28, 2003) Japanese long-term loan in full. The repayment of the loan reduced cash by $51.1 million and reduced long-term liabilities by the same amount.

NOTE Q — EQUITY DERIVATIVE CONTRACTS IN COMPANY STOCK

     The Company’s equity derivatives included certain put and call options indexed to its own stock that were acquired in June 1999. Application of EITF 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer”, for the purposes of applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, required these previously purchased instruments to be recorded at their fair value at the end of each reporting period, commencing in June 2001, with the change in fair value recorded as a gain or loss in the Company’s statement of operations. The Company’s equity derivatives were collateralized by restricted cash of $9.1 million and could not be settled in unregistered shares. They were classified as other short-term assets ($24.8 million), at the end of fiscal 2002.

     On August 23, 2002, the Company settled its outstanding equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, the Company was able to repurchase the shares recording a life to date gain of $8.4 million ($2.41 per share) from their then market value. As a result of this transaction, the Company recognized an increase in treasury stock of $47.6 million.

     Based on the $13.60 market price of the Company’s common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts’ fair value was recorded as a non-taxable loss in other expense in the three months ended September 29, 2002 and nine months ended March 30, 2003.

NOTE R — LITIGATION

     See Part II, item 1 for discussion of litigation.

NOTE S — SUBSEQUENT EVENTS

     Subsequent to the quarter-end, the Company received notification that the Internal Revenue Service had reached resolution on a number of issues including research and development tax credit adjustments related to an ongoing audit process. The Company is reviewing the resolution, which indicates a potential $25 million research and development tax credit for prior years. The Company has not yet determined if a net tax benefit will be reflected in the Company’s financial position or results of operations for the current fiscal year.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Forward Looking Statements

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the Safe Harbor provisions created by these statutes. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue and income, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development, outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading Risk Factors, and other documents we may file from time to time with the Securities and Exchange Commission, specifically our last filed Annual Report on Form 10-K for the fiscal year ended June 30, 2002. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known. We undertake no obligation to release any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position at March 30, 2003 and results of operations for the three- and nine-month periods ended March 30, 2003.

RESULTS OF OPERATIONS

     Lam Research Corporation is a leading supplier of technically complex thin film selective removal equipment used during the fabrication process of semiconductors. Our product offerings include single wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization (“CMP”) systems, and post-CMP wafer cleaning systems. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including but not limited to, economic conditions, supply and demand for semiconductors, customer capacity requirements, and our ability to develop and market competitive, new products. For these and other reasons, our results of operations for the three- and nine-month periods ended March 30, 2003, may not necessarily be indicative of future operating results.

Total Revenue

     Our total revenues for the three- and nine-month periods ended March 30, 2003 were $187.1 million and $569.1 million respectively, an increase of 14.0% and a decrease of 25.4%, respectively, compared to the corresponding periods a year ago. The increase in revenues for the three-month period ended March 30, 2003, compared to the corresponding period of fiscal 2002 results from increased revenues primarily in our Europe and Asia Pacific regions, partially offset by decreased revenues in our Japan region. For the three-month period ended March 30, 2003, systems revenues increased primarily from our polysilicon and dielectric etch products. The decrease in our revenues for the nine-month period ended March 30, 2003, compared to the corresponding period a year ago, reflects reduced capital equipment purchases by our customers due to excess semiconductor inventory for telecommunication products, slower than expected personal computer sales and a slowing global economy. The slight increase in our revenues in the March 2003 quarter compared to the December 2002 quarter was due in part to increased revenues in our Europe region. For the nine-month period ended March 30, 2003, systems revenues decreased across nearly all product lines with the exception of revenues from our newer generation etch product lines. The geographic breakdown of revenue was as follows:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

North America	23%	24%	25%	26%
Europe	25%	20%	20%	23%
Asia Pacific	44%	37%	46%	35%
Japan	8%	19%	9%	16%

     Our current estimate for the June 2003 quarter is for revenues of approximately $185 to $190 million.

Gross Margin

     Our gross margins as a percentage of revenues were 40.2% and 39.8% for the three- and nine-month periods ended March 30, 2003, compared to 33.5% and 26.2% for the corresponding periods a year ago. The improvement in gross margin as a percentage of revenue for the three-month period ended March 30, 2003, compared to the corresponding period of fiscal 2002, can be attributed to cost reductions including the effects of our outsourcing programs that were implemented during the period and improved manufacturing utilization rates. Factory output increased by 43% in March 2003 compared to March 2002. The improvement in gross margin as a percentage of revenues for the nine-month period ended March 30, 2003 compared to the corresponding period a year ago also reflected the absence of charges within cost of goods sold for the nine month-period ended March 31, 2002, which included: a patent litigation settlement charge of approximately $38.8 million, inventory write-downs of approximately $24.1 million and inventory-related restructuring charges of approximately $7.6 million.

     In the second fiscal quarter of 2002, we signed a final settlement agreement in connection with a patent infringement claim by Varian Semiconductor Equipment Associates, Inc. (“Varian”), and we agreed to pay Varian $20.0 million in cash and issued them a warrant to purchase 2,000,000 shares of our common stock with a fair value of $21.5 million. In connection with this settlement, we recorded a charge of $38.8 million, and the remaining amount of the settlement, $2.7 million, represented the value of future licensed use of patents we received. The $2.7 million relating to the license will be amortized ratably over 10 quarters as a charge to cost of goods sold. Amortization expense for these licenses for the three- and nine-month periods ended March 30, 2003 was $270,000 and $810,000, respectively.

     In the second fiscal quarter of 2002, we recorded a charge for additional excess and obsolete inventory of $24.1 million. We recorded the charge based on the results of our customary quarterly analysis of inventories and their net realizable value based on the current market conditions and forecasted customer demand for related products. This analysis highlighted limited anticipated consumption of our older generation equipment due to accelerated technological and product design changes.

     Gross margin as a percentage of revenue increased sequentially from the December 2002 quarter primarily due to improved manufacturing utilization rates resulting from higher production output and proactive cost management.

     Our current outlook for the June 2003 quarter is for essentially flat gross margin as a percentage of revenues compared to the March 2003 quarter.

Research and Development

     Research and Development (“R&D”) expenses for the three- and nine-month periods ended March 30, 2003, were $39.0 million and $120.1 million, 3.9% and 12.7% lower, respectively, than the comparable year-ago periods. As a percentage of revenue, R&D expenses for the three and nine-month periods ended March 30, 2003, were 20.8% and 21.1%, respectively, compared to 24.7% and 18.0%, respectively, for the corresponding periods a year ago. The decrease in absolute dollars for the three- and nine-month periods of fiscal 2003, compared to the corresponding periods a year ago, reflect our ongoing efforts to efficiently manage expenses while making substantial investments in the development of our next generation products. Accordingly, the majority of the decrease is primarily due to lower infrastructure and employee-related expenses for the nine-month period ended March 30, 2003, compared to the corresponding period in fiscal 2002. Additionally, R&D expenses for the nine-month period ended March 31, 2002 included a $5.3 million impairment charge of selected R&D laboratory equipment which was determined to be no longer useful due to technological changes. R&D expenditures in absolute dollars were essentially flat for the three-month period ended March 30, 2003, compared to the corresponding period a year ago.

Selling, General and Administrative

     Selling, General and Administrative (“SG&A”) expenses for the three- and nine-month periods ended March 30, 2003 were 9.8% and 22.9% lower, respectively, than SG&A expenses in the corresponding period ago. As a percentage of revenue, SG&A expenses for the three- and nine-month periods ended March 30, 2003, were 17.8% and 17.3%, respectively, compared to 22.5% and 16.7%, respectively, for the comparable periods in fiscal 2002. The reduction in SG&A expenses for the three- and nine-month periods ended March 30, 2003, compared to the corresponding periods in fiscal 2002 is primarily due to lower infrastructure expenses. Furthermore, SG&A expenses for the nine-month period ended March 31, 2002, included a $4.2 million impairment charge of the value of certain demonstration equipment, used in sales and marketing activities, which was determined to be no longer useful due to technological changes.

     As we disclosed in the December 2002 Form 10-Q, we modified the contractual life and added additional vesting requirements of an officer’s stock option award. As a result of the modification, we recorded deferred compensation of $3.4 million, which is being amortized ratably over the vesting period of the modified options, or 16 quarters. As of March 30, 2003, approximately $3.0 million is remaining in deferred compensation within stockholders’ equity. When the Nasdaq National Market closing price of our common stock reaches or exceeds $20.00 per share, all unvested shares will immediately vest and become exercisable on that date and all remaining deferred compensation will be recognized as compensation expense within SG&A.

Restructuring Activities

     We have developed and implemented restructuring plans in response to changes in business outlook with the intent to align our cost structure with anticipated revenue levels. Expenses have been incurred associated with cost reduction activities, downsizing, reorganizations and business exit activities related to discontinued product lines. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring charges have been incurred related to changes in our strategic plans and our responses to declines in our business marketplace. Although management makes every attempt to consolidate all known restructuring activities into one plan, the nature of our extreme cycles and rapidly changing forecasting environment places practical limitations on achieving this objective. The recognition of a restructuring event and related charges in our financial statements does not necessarily exclude similar but unrelated actions in future periods.

Fiscal 2003 Restructuring Activities

     We have incurred restructuring charges to respond to depressed levels of capital investment by the semiconductor industry and our strategic plans. We evaluated our employment levels, our outsourcing plans and the impact on manufacturing and administrative facilities in light of our revenue outlook, and our forecasts. Based on this evaluation, our senior management committed to cost reduction and exit activities in the quarters ended March 30, 2003 (“the March 2003 Plan”) and December 29, 2002 (“the December 2002 Plan”). Prior to the end of the March 30, 2003 and December 29, 2002 quarters, management with the proper level of authority, approved specific actions under the respective Plans, and communicated the severance packages to potentially impacted employees in enough detail that the employees could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the restructuring plans were announced. Lease payments on vacated facilities are based on management’s estimates using known prevailing real estate market conditions at that time. Leasehold improvements relating to the vacated buildings were written off as these items will have no future economic benefit and have been abandoned. We applied the accounting provisions of FAS 146 to the fiscal 2003 restructuring activities as we early-adopted FAS 146 during the December 2002 quarter. Under the provisions of FAS 146, the restructuring charges for the remaining contractual lease payments on vacated facilities were recognized in the quarter in which we no longer occupied the facility. We anticipate incurring additional restructuring charges for calendar 2003 of up to $10 million.

     As a result of all the fiscal 2003 restructuring activities, we expect annual reductions in costs of goods sold and operating expenses that will support our goal to achieve breakeven operating performance at $180 million in quarterly revenues.

March 2003 Plan

     We began carrying out the announced restructuring activities prior to March 30, 2003, by reducing our workforce in North America and Europe by approximately 50 people and by vacating selected facilities located in North America determined to be no longer critical to our operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance	Payments	Abandoned
	and	on Vacated	Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(198)	(105)	—	(303)
Non-cash charges	(228)	—	(171)	(399)

Balance at March 30, 2003	$1,232	$2,808	$—	$4,040

     The remainder of the Severance and Benefits reserve balance of $1.2 million as of March 30, 2003, is anticipated to be utilized by the end of the 2003 calendar year.

December 2002 Plan

     We began carrying out the announced restructuring activities prior to December 29, 2002 by reducing our workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and office facilities located in North America, Europe and Asia determined to be no longer critical to our operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with approximately 65% from North America and approximately 35% from Asia and Europe locations. We recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the December 2002 Plan:

	Severance	Payments	Abandoned
	and	on Vacated	Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(2,587)	(340)	—	(2,927)
Non-cash charges	—	—	(474)	(474)

Balance at March 30, 2003	$670	$1,605	$—	$2,275

     The remainder of the Severance and Benefits reserve balance of $0.7 million as of March 30, 2003, is anticipated to be utilized by the end of the 2003 calendar year.

Fiscal 2002 Restructuring Activities

     In response to the deterioration in semiconductor sales in the first half of fiscal 2002 which resulted in a contraction in the wafer fabrication equipment market and therefore in our revenues, our senior management committed to cost reduction and exit activities in the quarters ended December 30, 2001 (“the December 2001 Plan”) and September 23, 2001 (“the September 2001 Plan”). Prior to the end of the December 30, 2001 and September 23, 2001 quarters, management with the proper level of authority, approved specific actions of the respective Plans, and communicated the severance package to potentially impacted employees in enough detail that the employees could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plans of restructuring were announced. Lease payments on vacated facilities are based on management’s estimates using prevailing real estate market conditions. We initially estimated under the Plans that given prevailing real estate market conditions at that time, it would take approximately 24 months to sublease our vacated facilities. We revised the original estimates for lease payments on vacated facilities if prevailing real estate market conditions were different than the initial estimate. Leasehold improvements and certain fixed assets relating to the vacated buildings were written off as these items have no future economic benefit to us and have been abandoned.

December 2001 Plan

     During the second fiscal quarter of 2002, we began implementing restructuring activities which included reducing our workforce by approximately 470 employees in North America, Europe, and Asia, vacating selected office and warehouse facilities at our Fremont, California campus determined to be no longer critical to our operations, and the closure of certain offices in Asia. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with approximately 80% from North America and approximately 20% from Asia and Europe locations. We recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

     During the second quarter of fiscal 2003, we recovered approximately $2.1 million of restructuring charges originally accrued under the December 2001 Plan for benefits and services offered by us that were not utilized by the terminated employees. Additionally, during the second and third quarters of fiscal 2003 we recovered approximately $1.7 million related to a revision to the net amount of lease payments remaining to be paid on the vacated facilities. In addition, during the second quarter of fiscal 2003, we recorded approximately $0.4 million of additional restructuring charges due to a revision we made for the length of time required to sublease one of our vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs incurred to fulfill our contractual obligations under the terms of a lease agreement.

     Below is a table summarizing activity relating to the December 2001 Plan:

		Lease
	Severance	Payments	Abandoned
	and	on Vacated	Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
December 2001 provision	$14,208	$9,637	$9,928	$33,773
Cash payments	(9,122)	(386)	—	(9,508)
Non-cash charges	(1,529)	(127)	(9,928)	(11,584)

Balance at June 30, 2002	3,557	9,124	—	12,681

Recovery of assets	—	—	18	18
Cash payments	(1,383)	(2,197)	—	(3,580)
Reversal of restructuring charges	(2,118)	(1,669)	(18)	(3,805)
Additional restructuring charges	—	450	—	450

Balance at March 30, 2003	$56	$5,708	$—	$5,764

     The remainder of the Severance and Benefits reserve balance as of March 30, 2003, is anticipated to be utilized by the end of the 2003 fiscal year.

September 2001 Plan

     During the first quarter of fiscal 2002, we began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at our headquarters in Fremont, California determined to be no longer critical to our operations and discontinuance of the manufacture of selected products of our older etch inventory. The employees were from a broad range of organizations and at multiple levels throughout the Company, with approximately 85% from North America and 15% from Asia and Europe locations. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and write-offs of leasehold improvements on vacated facilities, and write-offs for inventories of older etch product inventories that were discontinued.

     During the fourth quarter of fiscal 2002, we recovered approximately $1.8 million of the September 2001 Plan charge due to sales of older etch inventory that were included in the September 2001 restructuring plan of $0.8 million, lower than estimated employee termination costs of $0.7 million, and lower than estimated expenses relating to a vacated facility lease of $0.3 million. During the second and third quarters of fiscal 2003, approximately $1.0 million was recovered due to $0.4 million of lower than previously estimated employee severance and termination costs, $0.3 million was recovered due to actual expenses being lower than estimated for vacated facility leases and $0.3 million as a result of sales of etch inventory that was written off as part of the September 2001 restructuring plan. The sales were not estimated nor expected to occur when the September 2001 Plan was developed as these were subsequent sales in support of our installed base of products. In addition, in the second quarter of fiscal 2003, we recorded additional charges for the September 2001 Plan based on a revision of our estimate of the length of time required to sublease one of our vacated buildings in Fremont, California. Based on prevailing market conditions, we extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million relating to these remaining lease payments.

     Below is a table summarizing activity relating to the September 2001 Plan:

		Lease
	Severance	Payments	Abandoned
	and	on Vacated	Fixed	Discontinued
	Benefits	Facilities	Assets	Inventory	Total

	(in thousands)
September 2001 provision	$10,767	$1,746	$935	$7,600	$21,048
Recovery of assets	—	—	—	785	785
Cash payments	(8,135)	(762)	—	—	(8,897)
Non-cash charges	(1,035)	—	(935)	(7,600)	(9,570)
Reversal of restructuring charges	(695)	(317)	—	(785)	(1,797)

Balance at June 30, 2002	902	667	—	—	1,569

Recovery of assets	—	—	—	270	270
Cash payments	(153)	(394)	—	—	(547)
Reversal of restructuring charges	(416)	(286)	—	(270)	(972)
Additional restructuring charges	—	636	—	—	636

Balance at March 30, 2003	$333	$623	$—	$—	$956

     The remainder of the Severance and Benefits reserve balance of $0.3 million, as of March 30, 2003, is anticipated to be utilized by the end of the 2003 fiscal year.

Fiscal 2001 Restructuring Activities

     During the quarter ended December 29, 2002 we completed the restructuring activities associated with the June 2001 Plan.

Income Taxes

     Income tax expense for the nine-month period ended March 30, 2003, was recorded using an estimated 25% effective tax rate. Income tax benefit for the nine-month period ended March 31, 2002 was recorded using an estimated 32% effective tax rate. The gain or loss from the change in fair value of our equity derivatives indexed to our stock was non-taxable. Our fiscal 2003 effective tax rate estimate is based on our current profitability outlook and our forecast for continued investments in research and development programs qualifying for R&D tax benefits.

     Subsequent to the quarter-end, we received notification that the Internal Revenue Service had reached resolution on a number of issues including research and development tax credit adjustments related to an ongoing audit process. We are reviewing the resolution, which indicates a potential $25 million research and development tax credit for prior years. We have not yet determined if a net tax benefit will be reflected in our financial position or results of operations for the current fiscal year.

Redemption of Convertible Subordinated Notes

     Our 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

Equity Derivative Contracts In Company Stock

     Our equity derivatives, which included certain put and call options indexed to our own stock were acquired in June 1999. Application of Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer”, for the purposes of applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, required these previously purchased instruments to be recorded at their fair value at the end of each reporting period, commencing in June 2001, with the change in fair value recorded as a gain or loss in our statement of operations. Our equity derivatives were collateralized by restricted cash of $9.1 million and could not be settled in unregistered shares. They were classified as other short-term assets ($24.8 million), at the end of fiscal 2002.

     On August 23, 2002, we settled our outstanding equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, we were able to repurchase the shares recording a life to date gain of $8.4 million ($2.41 per share) from their then market value. As a result of this transaction, we recognized an increase in treasury stock of $47.6 million.

     Based on the $13.60 market price of our common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts’ fair value was recorded as a non-taxable loss in other expense in the three months ended September 29, 2002 and nine months ended March 30, 2003.

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

     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations, received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, we will recognize revenue where it can be reliably demonstrated that the delivered system meets all of the customer specifications. Revenue related to spare parts sales, system upgrade kits and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a term more than one month is recognized on a straight-line basis over the term of the contract.

     We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”

     Derivatives: We hold derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with our long-term debt, foreign currency exchange rate fluctuations on the value of our cash flows from forecasted revenue denominated in Japanese Yen and foreign currency denominated assets. Derivatives that qualify for hedge accounting is discussed in detail in Note M to our March 30, 2003, unaudited condensed consolidated financial statements. We do not purchase derivatives for speculative or for trading purposes. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

     When derivative instruments are designated and qualify as effective hedges of identified fair value exposures, we are able to offset changes in the fair value of the identified exposures by changes in the fair value of the hedging instruments. When derivative instruments are designated and qualify as effective cash flow hedges, we are able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, our results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if we did not believe that forecasted transactions would occur, we may not be able to account for our investments in derivative instruments as hedges. If this were to occur in a future period, changes in the fair values of our derivative instruments would be recognized in operations without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment.

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

     To hedge interest rate risk, an interest rate swap is used in connection with our Convertible Subordinated Notes (“4% Notes”) in which we pay a variable interest rate and receive a fixed interest rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments arising under the swap. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. We have not changed our methods of calculating fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In future periods, if changes in the fair value of the swap are no longer effective at hedging changes in the fair value of our fixed rate 4% Notes, the interest rate swap may no longer qualify for hedge accounting treatment. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note E to our audited consolidated financial statements and the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, and herein in Note M to the unaudited condensed consolidated financial statements as of and for the nine months ended March 30, 2003.

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

     Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months based on estimated customer product orders is written-down to its estimated market value, if less than cost. Inherent in the estimates of market value are management’s forecasts related to our future manufacturing schedules, customer demand, technological and or market obsolescence, general semiconductor market conditions, possible alternative uses and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

     Installation and Warranty: Typically, part of marketing and selling semiconductor capital equipment includes installing and providing parts and service warranty to customers as part of the overall price of the system. We generally record actual labor and material expenses for installation activities to cost of sales upon revenue recognition. We also provide standard warranties on our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. We record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements. Where customer and system specific warranty reserves are established, all actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

     Actual warranty expenses are incurred on a system-by-system basis, and overall, may differ from our original estimates. While we periodically monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. Accordingly, actual costs that exceed the estimates are expensed as incurred, and at the same time, additional probable and estimable liabilities may be recorded.

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent nine months ended March 30, 2003, all warranty obligations have been determined with reasonable estimates.

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

     Employee Stock Purchase Plan and Employee Stock Option Plans: We account for our stock purchase plan and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (“FIN 44”) and make pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”). Our employee stock purchase plan is a non-compensatory plan and our stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

     Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our annual and interim consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable measure of the fair value of our stock-based awards to employees.

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

Recent Accounting Pronouncements

     Impairment or Disposals of Long-Lived Assets: In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 supersedes FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and applies to all long-lived assets (including discontinued operations). We adopted FAS 144 effective at the beginning of fiscal 2003. The adoption of FAS 144 did not have a material impact on our consolidated financial position or operating results.

     Costs associated with Exit or Disposal Activities: In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We early-adopted FAS 146 in the quarter ended December 29, 2002 and applied its accounting provisions to the restructuring activities initiated during the quarter ended December 29, 2002 and March 30, 2003. No restructuring activities were initiated during the quarter ended September 29, 2002.

     Accounting for Revenue Arrangements with Multiple Deliverables: In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple deliverables (products, services and/or rights to use assets). The provisions of EITF 00-21 will be applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are reviewing EITF 00-21 but have not yet determined the potential impact it will have on our financial position or results of operations, if any.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others” which is superseded by FIN 45. FIN 45’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. The provisions of FIN 45 did not have a material impact on our financial position or results of operations upon adoption.

     Accounting for Stock-Based Compensation — Transition and Disclosure: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”), which amends FAS 123, “Accounting for Stock-Based Compensation”. FAS 148 provides alternative methods of transition for a voluntary change to the “fair value” method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on a company’s financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the interim disclosure requirements of FAS 148 for financial statements in our fiscal quarter ended March 30, 2003. We intend to continue to account for our stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (“FIN 44”). Accordingly, the adoption of FAS 148 is not anticipated to have a material impact on our financial position or results of operations.

     Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), sometimes formerly referred to as a special purpose entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 will require the consolidation of a VIE by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns or both.

     The effective date of the new rules under FIN 46 on our existing operating leases is the first quarter of fiscal 2004, and immediately on any new leases entered into after January 31, 2003, which utilize VIEs or equivalent lease structures. The adoption of FIN 46 could potentially result in our having to consolidate the operating results of certain existing lessor entities which may be VIEs, as defined, and which are lessors under some of our operating lease agreements and recognize the assets and related liabilities of the VIEs on our balance sheet. However, FIN 46 is not anticipated to have a material impact on our financial position or results of operations because we anticipate the operating lease agreements will be transferred to a new lessor that would not qualify as a VIE.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, short-term investments, and restricted cash totaled $585.3 million as of March 30, 2003 compared with $945.2 million at June 30, 2002. During the quarter ended September 29, 2002, we repaid our 5% convertible subordinated notes, principal amount of $309.8 million, and repurchased Lam common stock for $39.1 million in connection with the settlement of all outstanding equity derivative contracts.

     Net cash provided from operations for the nine-month period ended March 30, 2003, was $37.5 million. A net loss of $11.4 million adjusted for non-cash charges of $52.6 million resulted in positive cash flow of $41.2 million, and was partially offset by uses of cash due to changes in working capital totaling $3.7 million. Non-cash charges included items such as depreciation and amortization, deferred income taxes, certain restructuring charges and the adjustment for the loss on equity derivative contracts indexed to our stock. Significant changes in working capital included net inventory reductions of $49.0 million offset by increases in accounts receivables of $2.2 million, decreases of $32.1 million in accounts payables and other accrued liabilities and additionally, $16.1 million of decreases in deferred profit.

     Net cash provided by investing activities for the nine-month period ended March 30, 2003, was $271.0 million. We sold $327.7 million, net, of short-term investments that were primarily used to repay our 5% convertible subordinated notes in September 2002. Net capital expenditures used $9.5 million and our restricted cash increased $48.5 million primarily due to increased cash collateralization under certain of our operating lease agreements.

     Net cash used by financing activities for the nine-month period ended March 30, 2003, was $385.8 million and consisted primarily of the repayment of our 5% convertible subordinated notes in the amount of $309.8 million and repayment of our Japanese subsidiary’s long-term loan for approximately $51.1 million. In connection with the settlement of our equity derivative contract, we repurchased Lam common stock for $39.1 million. We also reissued $8.4 million from treasury stock through our employee stock purchase program. Net proceeds from the issuance of our common stock from stock option exercises totaled $6.2 million.

     We have an agreement to sell certain U.S. Dollar-denominated receivables, subject to certain recourse provisions to a financial institution. During the three- and nine-month periods ended March 30, 2003, we sold $24.0 million and $70.8 million, respectively, of these receivables, the cash flows of which are included in operating activities. At March 30, 2003, $24.0 million of these receivables remained uncollected, of which $2.0 million were subject to recourse provisions.

     Our contractual cash obligations and commitments relating to our debt obligations, lease payments and outsourcing activities are as follows:

	Debt and Other		Outsourcing
	Long-Term	Operating	and Consignment
	Liabilities	Leases	Contracts

Fiscal year, (1)	(in thousands)
Through June 29, 2003	$1,410	$4,663	$17,803
2004 through 2006	325,361	87,984	15,006
2007 through 2008	107	55,555	1,761
Thereafter	—	1,433	—

Total	$326,878	$149,635	$34,570

     (1)  The Company’s fiscal year end falls on the last Sunday of June each year.

     Debt financing primarily consists of our 4% Convertible Subordinated Notes (“4% Notes”).

     Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $5.4 million and $6.7 million at March 30, 2003 and June 30, 2002, respectively.

Interest Rate terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001

Conversion Rights	Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments

Redemption terms	Redeemable at Lam’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the company

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate, resulting in interest expense savings of approximately $2.7 million and $7.9 million for the three- and nine-month periods ended March 30, 2003. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, we may incur incremental interest expense. Under the terms of the transaction, we must provide collateral to match any mark-to-market exposure on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter-to-quarter commensurate with the mark-to-market exposure on the swap instrument. Generally the required collateral will rise as interest rates rise. At the end of the quarter ended March 30, 2003 we have approximately $6.0 million in restricted cash on our balance sheet (classified as a long-term asset) related to this transaction.

     During the second quarter of fiscal 2002 we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (“Varian”) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash ($5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. The payments began in the third quarter of fiscal 2002 with a quarterly payment of $1.25 million. As of March 30, 2003, a total amount of $11.25 million was paid to Varian, which included the initial $5.0 million in December 2001 and five additional quarterly installment payments of $1.25 million each, totaling $6.25 million as of March 30, 2003. The total obligation remaining as of March 30, 2003 is $8.75 million, which will be paid $1.25 million per quarter through the second quarter of fiscal 2005 (December 2004). The contractual cash obligations and commitments table presented above contains our cash obligations related to the Varian settlement.

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

     During the third quarter of fiscal 2003, a lease agreement (“the Agreement”) relating to two properties (land and buildings) at our Fremont, California campus was transferred to a new lessor and amended and restated. The Agreement replaces the former lease that was due to expire in March 2003. As part of the Agreement, we have the option to purchase the buildings at any time for approximately $54.4 million. In addition, we are required to guarantee the lessor a residual value on the property of up to $48.4 million at the end of the lease term (in the case that the lease is not renewed, we do not exercise our purchase option, and the lessor sells the property and the sale price is less than the lessor’s cost). Additionally, as part of the lease agreement, we maintain cash collateral of $54.4 million as of March 30, 2003 in separate specified interest-bearing accounts. The lessor under the Agreement is a substantive independent leasing company that does not have the characteristics of a VIE as defined by FIN 46 and therefore is not consolidated by us.

     In addition, we have two lease agreements with lessors relating to certain other properties (land and buildings) at our Fremont, California campus which involve lessors which could be considered VIEs and could potentially result in the consolidation of the lessors' activities. We currently account for these lease agreements as operating leases and therefore, neither the leased facilities nor the related debt is reported in our accompanying balance sheets. These lease agreements require us to provide guaranteed residual values totaling up to $52.7 million at the end of the respective lease terms ($25.2 million in fiscal 2005 and $27.5 million in fiscal 2006) and in January 2003, we provided $59.0 million of additional cash collateral under these lease agreements. We have the option to purchase the facilities for approximately $27.1 million and $30.0 million, respectively. No material impact is anticipated on our financial position or results of operations because we anticipate the properties will be transferred to a new lessor that would not qualify as a VIE prior to the implementation date of FIN 46.

     During the nine months ended 2003, we continued to enter into agreements to outsource certain elements of our transactional general and administrative functions. During the second half of fiscal 2002, we entered into agreements with third parties to outsource certain elements of our manufacturing, warehousing, logistics, facilities maintenance and information technology functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum outsourcing obligations at March 30, 2003 under these arrangements. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, these agreements provide for potential cancellation charges including the assumption of leases, assets and employees.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as inventory until title is transferred to us or our purchase obligation is determined. At March 30, 2003, vendor owned inventories held at Lam and not reported as inventory were approximately $7.8 million.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintenance of sufficient liquidity reserves is important to ensure our ability to sustain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 30, 2003, combined with cash conservation activities, are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least twelve months.

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

     Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally, and the equipment industry specifically;

•	the extent that customers use our products and services in their business;

•	customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations and/or acceptances;

•	our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	new or modified accounting regulations;

•	changes in average selling prices and product mix;

•	changes in import/export regulations;

•	procurement shortages;

•	the failure of our suppliers or outsource vendors to perform their obligations in a manner consistent with our expectations

•	manufacturing difficulties;

•	transportation, communication, demand or supply disruptions based on factors outside our control such as Acts of God, wars, terrorist activities and natural disasters;

•	exchange rate fluctuations; and

•	exposure on interest rate swap agreements.

     Further, because a significant amount of our manufacturing, R&D and administrative operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions, earthquakes and power failures) could adversely impact our financial performance.

We Derive Our Revenues Primarily from the Shipment and Acceptance of a Relatively Small Number of High-Priced Systems

     System sales constitute a significant portion of our total revenue. Our systems can range in price from approximately $400,000 to $4 million per unit, and our revenues in any given quarter are dependent upon the shipment of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

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

The Semiconductor Equipment Industry is Volatile and Reduced Product Demand has a Negative Impact on Shipments

     Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During calendar year 2001 and the first half of calendar year 2002, semiconductor manufacturers canceled or delayed delivery of orders as a result of overcapacity. The resulting demand contraction had a negative impact on the level of system shipments during fiscal 2002 compared to fiscal 2001. As of the third quarter of fiscal 2003, our customers continue to remain cautious about their levels of capital expenditures.

     Fluctuating levels of investment by the semiconductor manufacturers and pricing volatility could continue to materially affect our aggregate shipments, revenues and operating results. We will attempt to respond to these fluctuations with cost management programs aimed at alignment of our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

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

     We expect to continue to make significant investments in research and development and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both. We may be unable in a timely manner to develop and introduce new products or enhancements to our existing products which satisfy customer needs or achieve market acceptance. In addition, in connection with the development of new products, we must invest in pilot production inventory. Our failure to complete commercialization of these new products in a timely manner could result in inventory obsolescence, which would adversely affect our financial results.

We are Subject to Risks Associated with our Competitors’ Introduction of New Products

     We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products, which may affect our ability to sell our existing products.

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

     We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

•	a decline in demand for our products;

•	a failure to achieve continued market acceptance of our products;

•	an improved version of products being offered by a competitor in the market we participate in;

•	technological change that we are unable to address with our products; and

•	a failure to release new enhanced versions of our products on a timely basis.

We Have a Limited Number of Key Customers

     Sales to a limited number of large customers constitute a significant portion of our overall revenue. As a result, the actions of even one customer may subject us to revenue swings that are difficult to predict or prepare for. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers.

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

Once a Semiconductor Manufacturer Commits to Purchase a Competitor’s Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor’s Equipment, Making it More Difficult for Us to Sell our Equipment to that Customer

     Semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application. Accordingly, we expect it to be more difficult to sell to a given customer if that customer initially selects a competitor’s equipment.

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

•	foreign exchange risks;

•	changing import/export requirements;

•	foreign trade disputes; and

•	economic, political, banking and currency problems in the relevant region.

     We currently enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on Yen-denominated sales and assets, and will continue to enter into hedging transactions for the purposes outlined in the foreseeable future.

A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results

     We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers’ acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

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

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties that Could Impair Our Financial Performance

     An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

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

The Market for Our Common Stock is Extremely Volatile, which May Affect our Ability to Raise Capital or Make Acquisitions

     The market price for our Common Stock is extremely volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to factors, including but not limited to the following:

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	global economic fluctuations;

•	variations in our quarterly operating results;

•	variations in our revenues or earnings from levels that securities analysts forecast;

•	announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations or introduction of new products;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	disruptions with key customers or suppliers; or

•	political, economic or environmental events occurring globally or in any of our key sales regions.

     In addition, the stock market experiences significant price and volume fluctuations. Historically, we have witnessed significant volatility in the price of our Common Stock due in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors have and may again adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies become the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management’s attention and resources and have an unfavorable impact on the price for our Common Stock.

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

The Potential Anti-Takeover Effects of Our Bylaws Provisions and the Rights Plan We Have in Place May Affect Our Stock Price and Inhibit a Change of Control Desired by Some of Our Stockholders

     In 1997, we adopted a Rights Plan (the “Rights Plan”) in which rights were distributed as a dividend at the rate of one right for each share of our Common Stock, held by stockholders of record as of the close of business on January 31, 1997, and thereafter. In connection with the adoption of the Rights Plan, our Board of Directors also adopted a number of amendments to our Bylaws, including amendments requiring advance notice of stockholder nominations of directors and stockholder proposals.

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

     In addition, our Certificate of Incorporation authorizes issuance of 5,000,000 shares of undesignated Preferred Stock. Our Board of Directors, without further stockholder approval, may issue this Preferred Stock on such terms as the Board of Directors may determine, which also could have the effect of delaying or preventing a change in control of Lam. The issuance of Preferred Stock could also adversely affect the voting power of the holders of our Common Stock, including causing the loss of voting control. Moreover, Section 203 of the Delaware General Corporation Law restricts certain business combinations with “interested stockholders”, as defined by that statute.

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

     In September 1999, Tegal Corporation sued us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents Tegal holds. Specifically, Tegal identified our 4520XLE™ and Exelan® products as infringing the patents Tegal asserted. All Tegal’s claims regarding the 4520XLE were voluntarily dismissed by Tegal during August 2002. In January 2003, the United States District Court granted Lam’s motion for summary judgment of noninfringement on Tegal’s sole remaining claim. In granting Lam’s motion, the Court found that Lam’s Exelan products did not literally infringe Tegal’s claim, and further found that Tegal was precluded from asserting infringement against Exelan products under the doctrine of equivalents. Tegal has indicated that it intends to appeal the Court’s order and findings; however, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our consolidated financial position, liquidity, operating results or our consolidated financial statements taken as a whole.

     Litigation is inherently uncertain, and we may fail to prevail in this litigation. However, certain elements of Tegal’s complaint have been dismissed since inception of the suit, and we believe that the Tegal lawsuit will not materially adversely affect our consolidated financial position, liquidity, operating results or our consolidated financial statements taken as a whole. See Part II Item 1 of this Form 10-Q for a discussion of the Tegal lawsuit.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Convertible Subordinated Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate, resulting in interest expense savings of approximately $2.7 million and $7.9 million for the three- and nine-month periods ended March 30, 2003. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense may be incurred.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     In September 1999, Tegal Corporation (“Tegal”) brought suit against us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLE™ and Exelan® products as infringing the patents Tegal is asserting. On our motion, this case was transferred to the United States District Court for the Northern District of California. In view of appellate rulings by the Court of Appeals for the Federal Circuit on issues appealed by Tegal in respect of prior litigation between Tegal and

Tokyo Electron Ltd. and Tokyo Electron America, Tegal in June 2002 moved to dismiss its claims against Lam in connection with Lam’s 4520XLE products. In July 2002, a claims construction hearing was held in the United States District Court to construe a single term in Tegal’s sole remaining asserted claim. All Tegal’s claims regarding the 4520XLE were voluntarily dismissed by Tegal during August 2002. In January 2003, the United States District Court granted Lam’s motion for summary judgment of noninfringement on Tegal’s sole remaining claim. In granting Lam’s motion, the Court found that Lam’s Exelan products did not literally infringe Tegal’s claim, and further found that Tegal was precluded from asserting infringement against Exelan products under the doctrine of equivalents. Tegal has indicated that it intends to appeal the Court’s order and findings; however, there have been no findings in the action, which have caused us reasonably to believe that any infringement, if found, or any damages, if awarded, could have a material adverse effect on our operating results or our financial position.

     From time to time, we have received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by our products. In such cases it is our policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that we will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated financial position, liquidity, operating results or our consolidated financial statements taken as a whole.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

10.80	Amended and Restated Master Lease and Deed of Trust between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81	Lease Supplement No. 1 between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82	Participation Agreement between Lam Research Corporation, SELCO Service Corporation, and Key Corporate Capital Inc., dated March 25, 2003.

10.83	Amendment to Participation Agreement between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

10.84	Amendment to Participation Agreement between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc., The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

10.85	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the quarter ended March 30, 2003.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

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

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

/s/ Mercedes Johnson Mercedes Johnson Senior Vice President, Finance Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.80	Amended and Restated Master Lease and Deed of Trust between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81	Lease Supplement No. 1 between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82	Participation Agreement between Lam Research Corporation, SELCO Service Corporation, and Key Corporate Capital Inc., dated March 25, 2003.

10.83	Amendment to Participation Agreement between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

10.84	Amendment to Participation Agreement between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc., The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

10.85	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.