Form 10-K
period 2003-06-29
LAM RESEARCH CORP
filed 2003-09-25
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 29, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

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

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

     The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 27, 2002, the last business day of the second fiscal quarter was $914,250,412. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

     As of September 16, 2003, the Registrant had 129,543,254 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2003 are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Audit Committee, Compensation Committee, and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Consolidated Consolidated Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.2
EXHIBIT 10.86
EXHIBIT 10.87
EXHIBIT 10.88
EXHIBIT 10.89
EXHIBIT 10.90
EXHIBIT 10.91
EXHIBIT 10.92
EXHIBIT 10.93
EXHIBIT 10.94
EXHIBIT 10.95
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

LAM RESEARCH CORPORATION

2003 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 29, 2003, June 30, 2002, and June 24, 2001.

Item 1. Business

     Lam Research Corporation (Lam or the Company), a Delaware corporation, was founded in 1980 and is headquartered in Fremont, California. The mailing address for our principal executive offices is 4650 Cushing Parkway, Fremont, California 94538, and our telephone number is (510) 572-0200. Additional information about Lam is available on our web site at http://www.lamrc.com. Our Forms 10-K, Forms 10-Q, and Forms 8-K are available online at the Securities and Exchange Commission (SEC) web site on the Internet. The address of that site is http://www.sec.gov. We also make available free of charge the Forms 10-K, Forms 10-Q, and Forms 8-K and amendments to those reports on our corporate web site at http://www.lamrc.com, as soon as reasonably practicable after we electronically file the reports with, or furnish them to, the SEC.

     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major supplier of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. Our etch and chemical mechanical planarization (CMP) products selectively remove portions of various films from the wafer to create semiconductors. We leverage our expertise in these areas to also develop intellectual property (IP) for integrated processing solutions.

     Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. Our current range of etch systems employ Lam’s TCP® high density and Dual Frequency ConfinedTM (DFCTM) medium density plasma sources to etch device features at current generation geometries and smaller than 100 nanometers (nm) in size.

     CMP products are used to planarize the surface of the wafer to prepare it for further processing. Our Teres® CMP products utilize a linear planarization technology for manufacturing complex integrated circuits with features 0.13 microns (130 nm) and smaller with multiple metal layers. Our 200/300-mm CMP systems provide integrated polishing and post-CMP cleaning solutions.

Etch Process

     The etch process defines linewidths and other microscopic features on integrated circuits. Plasma etching was developed to meet the demand for device geometries smaller than 3 microns. Plasma consists of ions and neutral species that react with exposed portions of the wafer surface to remove dielectric, metal, or polysilicon material and produce the finely delineated features and patterns of an integrated circuit.

     Advanced integrated circuit manufacturing requires etch systems capable of creating 0.13-micron features for current-generation products and below 100 nm for future semiconductor products. The trend toward feature sizes in the 100-nm range accompanies a transition from aluminum to copper conductive lines for faster device processing speeds. Subsequent feature size reductions below 100 nm will begin to integrate more fragile insulating dielectric materials (low k and porous low k) in between conductive lines. In addition to continually shrinking feature sizes, advanced manufacturing facilities are now producing integrated circuits on 200-mm (8-inch) silicon wafers as well as on wafer diameters of 300 mm (12 inch). To accommodate these decreasing linewidths and increasing wafer diameters, semiconductor manufacturers will continue to require more precise control over the etching process.

     Several of our etch products are available as standalone (one chamber) systems or as clusters (multi-chamber systems) using the Alliance® or 2300TM Etch Series platforms.

Dielectric Etch Products

     4520 Series Systems. The 4520 system processes wafer sizes up to 200 mm.

     4520XLETM System. The 4520XLE system introduced Lam’s proprietary DFC plasma technology, which reduces plasma volume and sidewall polymer accumulation for cleaner, low-cost operation. Additionally, it offers a wider process window than the 4520 system with capability to etch geometries below 0.18 microns.

     Exelan®, Exelan® High Performance, Exelan® HPT, and 2300 Exelan® Systems. The Exelan family of products extends DFC technology to create smaller feature sizes and mixes sequential etch process steps in the same chamber. These integrated capabilities developed by Lam improve productivity and lower the cost of ownership for our customers. Exelan was introduced in July 1999 to define the structures required for manufacturing copper conductive lines in semiconductors utilizing traditional insulating dielectric films. Exelan High Performance, introduced in 2001, extends Exelan’s capabilities for etching newer low k insulating dielectric films. Exelan HPT, introduced early in 2002, targets sub-0.13 micron geometries.

     The 2300 Exelan system addresses process requirements down to sub-65 nm for 200-mm and 300-mm wafer sizes. Process chambers can be converted within our customers’ fabrication facilities from 200 mm to 300 mm, which has the advantage of providing greater flexibility and lowering costs. This capability, combined with an overall system footprint comparable to 200-mm systems, allows semiconductor manufacturers to develop integrated circuits using 200-mm wafers instead of expensive 300-mm wafers and later scale up to 300-mm wafer processing.

Conductor Etch Products

     TCP® 9400 and TCP® 9600 Series and 2300 VersysTM Series Systems. The first TCP products were introduced in late 1992. They use Lam’s patented Transformer Coupled Plasma source technology, a high-density, low-pressure plasma source that can etch features well below 100 nm. For 200-mm wafer sizes, we offer the TCP® 9400PTX and TCP® 9400DFM for silicon etch applications and the TCP® 9600PTX and TCP® 9600DFM for metal etch applications. These systems are used in the production of a broad range of advanced logic and memory devices with feature sizes below 0.13 microns.

     The 2300 Versys system for etching silicon and metal films employs a scaled design of TCP technology to address leading-edge device structure requirements. The 2300 Versys system has the capability to process 200- or 300-mm wafer sizes. The 2300 Versys StarTM silicon etch system enables sequential step tuning of gas flow and wafer temperature, which provides the critical dimension uniformity required for geometries down to sub-65 nm.

CMP and CMP Wafer Cleaning Processes

     With increasingly smaller geometries, more layers are required to connect the individual devices of an integrated circuit. Each additional layer exaggerates the uneven topography of the previous ones. This effect creates a depth-of-focus problem for subsequent photolithographic steps, which diminishes the precision of the linewidth dimensions. The CMP process removes excess material from the wafer surface by a combination of chemical and abrasive actions to provide a flatter surface, improving photolithography results. Additionally, CMP processes are required for the creation of copper conductive lines. Removing the residue of the abrasive and chemical materials used in CMP requires special cleaning techniques following processing.

CMP with Integrated Clean Products

     Teres and 200/300-mm CMP systems. We offer 200-mm Teres and 200/300-mm CMP systems with integrated SynergyTM based cleaning systems. These tools target advanced copper/low k and shallow trench isolation (STI) applications as well as high-productivity interlayer dielectric (ILD) processes. The systems incorporate our Linear Planarization TechnologyTM (LPTTM), which uses a high-speed belt combined with patented air-bearing platen capability. These features achieve uniformity control across the wafer surface by changing the shape of the belt (pad) using air pressure. Independent zones can be adjusted to change the pad pressure instead of bending the wafer backside so that expensive 300-mm wafers and fragile multi-layer low k film stacks are not unnecessarily stressed during processing.

Standalone Clean Products

     Synergy. Synergy products combine DSS® technology and Chemical Mechanical CleaningTM (CMCTM) technology to perform mechanical and chemical cleaning in a single-step process. The Synergy IntegraTM incorporates Synergy’s cleaning technology with a platform that can be integrated with other suppliers’ polishing systems. Certain integrated systems in the industry are the result of development relationships between Lam and other polishing vendors. In addition to handling the clean step following CMP applications, the Synergy standalone clean system is used to clean wafers both before and after a range of semiconductor processing steps.

Lam, 2300, 4520XLE, Chemical Mechanical Cleaning, CMC, DFC, Dual Frequency Confined, Lam Research, Linear Planarization Technology, LPT, Synergy, Synergy Integra, Transformer Coupled Plasma, Versys, and Versys Star are trademarks of Lam Research Corporation. 2300 Exelan, Alliance, DSS, Exelan, Exelan High Performance, Exelan HPT, the Lam Research logo, TCP, TCP 9400, TCP 9400DFM, TCP 9400PTX, TCP 9600, TCP 9600DFM, TCP 9600PTX, and Teres are registered trademarks of Lam Research Corporation.

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

     Our R&D expenses during fiscal 2003, 2002, and 2001 were $160.5 million, $179.2 million, and $227.2 million, respectively, and represented 21.3%, 19.0%, and 15.0% of total revenue, respectively. Expenditures are targeted at continued development of advanced etch, CMP and post-CMP clean applications and enhancements to our existing products, including developing the technology necessary to support our customers’ transition to smaller feature sizes, (90 nm and 65 nm), new materials, copper-based devices, and 300-mm wafers.

     We expect to continue to make substantial investments in R&D to meet our customers’ product needs and enhance our competitive position.

Marketing, Sales, and Service

     Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers that work closely with individual customers to develop solutions to their processing needs. We maintain ongoing support relationships with our customers and have an extensive network of field service personnel in place throughout the United States, Europe, Japan, and Asia Pacific. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace. We have 37 sales and support centers around the world, through which technical personnel sell and/or service our products.

     We provide standard warranties for our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. The warranty provides that systems shall be free from defects in material and workmanship and conform to our published specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We make comprehensive warranty packages on all released products available to our customers.

Export Sales

     Export sales accounted for approximately 47%, 44%, and 50% of our net sales in fiscal 2003, 2002, and 2001, respectively. Export sales consist of sales from any of our U.S. operating subsidiaries to non-affiliated customers outside the U.S. As a result, a significant portion of our sales and operations may be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing non-U.S. subsidiary and branch operations, potentially adverse tax consequences, exchange rate fluctuations, and the potential for difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, and results of operations and cash flows. Refer to Note 20 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning export sales.

Customers

     Our customers include many of the world’s leading semiconductor manufacturers. In fiscal year 2003, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues, and, in fiscal year 2001, revenues from STMicroelectronics accounted for approximately 15% of our total revenue. No individual customer accounted for more than 10% of our total revenue in fiscal 2002.

     A material reduction in orders from several of our customers, due to market or business conditions in the semiconductor industry could adversely affect our results of operations and projected financial condition. Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. Beginning in the second half of fiscal 2001, a slowing U.S. economy and worldwide decline in demand for integrated circuits resulted in excess capacity in the semiconductor industry and a severe contraction of the manufacturing equipment market. Our customers reduced their level of capital expenditures, which caused a steep decline in demand for our products in fiscal 2002, and demand has remained relatively flat during fiscal 2003 due to our customers’ continuing cautious posture about their levels of capital expenditures.

Backlog

     Company backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. We schedule production of our systems based upon purchase orders in backlog and our customers’ delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices have been agreed upon, and shipment of systems is expected within one year. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific customer service and spare parts purchase contracts do not contain specific delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts.

     As of June 29, 2003 and June 30, 2002, our backlog was approximately $239 million and $287 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received for shipments in the same quarter and due to possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual revenues for succeeding periods.

Manufacturing

     Our manufacturing operations consist mainly of assembling and testing components and modules that are then integrated into finished systems. We are seeing the effects of our outsourcing programs, as certain system assemblies and modules are now received by us from third party providers to be incorporated by us into system builds. Most of the assembly and testing of our products is conducted in cleanroom environments. Although infrequent, prior to shipping a completed system, customer representatives may perform system acceptance tests at our facility.

     Beginning in fiscal 2002 and continuing in fiscal 2003, we entered into agreements with third parties to outsource certain elements of our manufacturing, production warehousing, and logistics functions. We believe that entering into these outsourcing contracts will provide us more flexibility to scale our operations up and down in a more timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and are securing their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers has required us to implement changes to our existing supply chain management operations and to adopt new procedures to manage effectively the performance of those outsource providers. We believe that we have implemented adequate oversight procedures. Even so, any delay or failure in the implementation of our operational changes could adversely affect our customer relationships and have a negative effect on our operating results and financial condition. Refer to Note 17 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our outsourcing commitments.

     As is often the case in the high technology industry, due to limited availability of suppliers of certain proprietary or patented technologies, certain of the components and subassemblies included in our products are obtained from a single supplier or a limited group of suppliers. We believe that, in many cases, alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse short-term effect on our operating results and could unfavorably impact our customer relationships.

Environmental Matters

     We are subject to a variety of governmental regulations related to the management of hazardous materials. We are currently not aware of any pending notices of violation, fines, lawsuits, or investigations arising from environmental matters that would have any material effect on our business. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers’ acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment, or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

Employees

     As of September 16, 2003, we had approximately 2,100 regular full-time employees.

     Each of our employees signs an agreement to maintain the confidentiality of our proprietary information, and most of our employees have stock or stock option arrangements with us that generally provide for the vesting of their options over multiple years.

     In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends to a significant extent upon our continued ability to attract and retain qualified employees, particularly in the R&D and customer support functions. We believe that the ability to offer compensation in the form of stock options is an important component of our key-employee retention programs.

Competition

     The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. In order to compete effectively, we must invest significant financial resources to offer a broad range of products, to maintain customer service and support centers globally, and to develop enhanced product capabilities. Semiconductor manufacturers will evaluate equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software automation, etc. Our ability to succeed in the marketplace will depend upon our ability to introduce product enhancements and new products on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new processing equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier’s tool set and qualified it for production, the manufacturer generally maintains that selection for that specific production application. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s system.

     We face significant competition with all of our products. Certain of our existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support organizations. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers covering etch or products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Applied Materials, Inc. and Tokyo Electron Limited. Our CMP integrated polishing system faces significant competition from Applied Materials, Inc., Ebara Corp., and Novellus Systems, Inc.

Patents and Licenses

     Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We hold United States patents and corresponding non-U.S. patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately 6 to 17 years. We believe that, although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on acceptable terms, or at all.

     From time to time, we have received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by our products. In such cases, it is our policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that we will be able, in the future, to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this Form 10-K.

Other Cautionary Statements

     See the discussion of risks in the section of this report entitled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EXECUTIVE OFFICERS OF THE COMPANY

     As of September 16, 2003, the executive officers of Lam, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Title

James W. Bagley	64	Chairman and Chief Executive Officer

Stephen G. Newberry	49	President and Chief Operating Officer

Mercedes Johnson	49	Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

Nicolas J. Bright	47	Senior Vice President and General Manager, Global Products

Steven A. Lindsay	64	Vice President, Global Field Operations and Corporate Marketing

Ernest Maddock	45	Vice President, Customer Support Business Group

     James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the merger with OnTrak Systems, Inc., in 1997. Effective September 1, 1998, Mr. Bagley was appointed Chairman of the Board of Lam. Mr. Bagley currently is a director of Teradyne, Inc., Micron Technology, Inc., and Wind River Systems, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak Systems, Inc. He was formerly Chief Operating Officer and Vice Chairman of the Board of Applied Materials, Inc., where he also served in other senior executive positions during his 15-year tenure. Mr. Bagley held various management positions at Texas Instruments, Inc., before he joined Applied Materials, Inc.

     Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. In July 1998, Mr. Newberry was promoted to President of Lam. Mr. Newberry currently is a director on the board of Nextest Systems Corporation. Previously, he was employed by Applied Materials, Inc., for 17 years, most recently as Group Vice President of Global Operations and Planning. From 1990 to 1992, Mr. Newberry served as Vice President of Applied Materials Japan and was responsible for customer service, engineering and manufacturing activities in that region. Upon his return to the United States, Mr. Newberry served in a variety of executive management positions at Applied Materials, Inc.

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

     Nicolas J. Bright joined the Company in May 1998 as Vice President of Technology and Engineering. He currently holds the position of Senior Vice President and General Manager, Global Products. Prior to joining Lam, Mr. Bright was employed by Applied Materials, Inc. During his 16-year tenure at that firm, Mr. Bright held senior management positions in engineering and technology within etch, ion implant, and automation business units. He has also held positions at General Electric Co. in the United Kingdom and ABB in Sweden. Mr. Bright holds numerous patents in semiconductor manufacturing disciplines.

     Steven A. Lindsay, Vice President of Global Field Operations and Corporate Marketing since November 2001, joined the Company in September 1999 as Vice President of Corporate Marketing. Previously, Mr. Lindsay was employed by Applied Materials, Inc., where, during his 22-year tenure, he held numerous senior management positions in sales and marketing. Most recently, he was President, Applied Materials North America and Group Vice President, Applied Materials, Inc. He has also held sales management positions at Fairchild Semiconductor and ITT Semiconductor.

     Ernest Maddock, Vice President of the Customer Support Business Group, joined the Company in November 1997. Mr. Maddock’s previously held positions include Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.

Item 2. Properties

     Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are under operating leases expiring from 2003 to 2008. As a result of the restructuring of our operations, we have subleased some of our idle facilities, (refer to Note 21 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our property leases). In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Japan, and Asia Pacific. Our fiscal 2003 rental payments for the space occupied during that period aggregated approximately $12.7 million, net of sublease income of $1.6 million. Our facilities lease obligations are subject to periodic increases, and we believe that our existing facilities are well maintained and in good operating condition.

Item 3. Legal Proceedings

     In September 1999, Tegal Corporation (Tegal) brought suit against us seeking monetary damages and injunctive relief based on our alleged infringement of certain patents held by Tegal. Specifically, Tegal identified our 4520XLE and Exelan products as infringing the patents Tegal is asserting. On our motion, the case was transferred to the United States District Court for the Northern District of California (the Court). In August of 2002, Tegal voluntarily dismissed its claims asserted against the 4520XLE. In January of 2003, the Court granted summary judgment on Tegal’s remaining claim asserted against the Exelan. On June 17, 2003, the Court entered a final judgment in this case, dismissing Tegal’s Exelan claim. The time for filing an appeal of the decision has now passed, and neither party filed an appeal.

     From time to time, we have received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by our products. In such cases it is our policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that we will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on our consolidated financial position, liquidity, operating results, or our consolidated financial statements taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

     PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The information required by this Item is incorporated by reference from Item 6, “Selected Consolidated Financial Data,” below.

Item 6. Selected Consolidated Financial Data

	Year Ended

	June 29,	June 30,	June 24,	June 25,	June 30,
	2003	2002	2001	2000	1999

	(in thousands, except per share data)
OPERATIONS:
Total revenue (1)	$755,234	$943,114	$1,519,789	$1,230,767	$647,955
Gross margin	303,829	266,089	653,479	541,855	233,364
Restructuring charges, net (2)	15,901	44,850	12,780	(33,691)	53,372
Purchased technology for research and development	—	—	8,000	7,460	5,000
Operating income (loss)	(5,385)	(119,838)	186,532	229,842	(113,201)
Loss on equity derivative contracts in Company stock (EITF 00-19)	(16,407)	(8,236)	—	—	—
Income (loss) before cumulative effect of changes in accounting principles	(7,739)	(90,051)	141,137	204,756	(112,913)
Cumulative effect of EITF 00-19 (3)	—	—	33,074	—	—
Cumulative effect of SAB 101, net of tax (4)	—	—	(122,105)	—	—
Net income (loss)	(7,739)	(90,051)	52,106	204,756	(112,913)
Net income (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles
Basic	$(0.06)	$(0.71)	$1.14	$1.69	$(0.98)
Diluted	$(0.06)	$(0.71)	$1.07	$1.53	$(0.98)
Cumulative effect of EITF 00-19 (3)
Basic	—	—	$0.27	—	—
Diluted	—	—	$0.25	—	—
Cumulative effect of SAB 101, net of tax (4)
Basic	—	—	$(0.99)	—	—
Diluted	—	—	$(0.92)	—	—
Net income (loss)
Basic	$(0.06)	$(0.71)	$0.42	$1.69	$(0.98)
Diluted	$(0.06)	$(0.71)	$0.39	$1.53	$(0.98)
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively (unaudited):
Total revenues	n/a	n/a	$1,519,789	$1,009,006	$761,000
Net income (loss)	n/a	n/a	174,211	108,133	(66,277)
Net income (loss) per share:
Basic	n/a	n/a	$1.41	$0.89	$(0.57)
Diluted	n/a	n/a	$1.32	$0.81	$(0.57)
BALANCE SHEET:
Working capital	$655,794	$757,880	$1,076,922	$733,579	$494,875
Total assets	1,198,275	1,632,291	1,871,775	1,244,837	979,451
Long-term obligations, less current portion	332,209	359,691	659,718	321,657	326,500

(1)	We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission Staff

Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Refer to our discussion of “Critical Accounting Policies” for additional information about our revenue recognition policy and see item (4) below.

(2)	Restructuring charges, net exclude restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin of ($1.0) million, $5.9 million, $4.0 million, and ($2.2) million, for the years ended June 29, 2003, June 30, 2002, June 24, 2001, and June 25, 2000, respectively. These amounts relate to the write-off of selected, older product line inventories in connection with our restructuring plans and the partial recovery of the charges from the subsequent sale of a portion of such inventories. These restructuring charges/(recoveries) are included as a component of cost of goods sold in accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring” (EITF 96-9).

(3)	We recorded a non-cash gain of $33.1 million (no related tax), or $0.25 per diluted share, to reflect the cumulative effect of the accounting change as of June 24, 2001, related to the adoption of Emerging Issues Task Force 00-19, “Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19).

(4)	We recorded a non-cash charge of $122.1 million, after reduction for income tax benefits of $81.4 million, or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of June 26, 2000, related to the adoption of SAB 101.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	1ST	2ND	3RD	4TH

		(in thousands, except per share data)
QUARTERLY FISCAL 2003:
Total revenue	$197,520	$184,569	$187,059	$186,086
Gross margin	78,994	72,490	75,221	77,124
Restructuring charges, net (1)	—	2,053	4,043	9,805
Operating income (loss)	4,253	(1,017)	(1,048)	(7,573)
Income (loss) on equity derivative contracts in Company stock	(16,407)	—	—	—
Net income (loss)	(13,714)	1,479	797	3,699
Net income (loss) per share
Basic	$(0.11)	$0.01	$0.01	$0.03
Diluted	$(0.11)	$0.01	$0.01	$0.03
Price range per share	$8.61 - $18.60	$6.63 - $17.31	$10.70 - $14.38	$10.77 - $20.20
Number of shares used in per share calculations:
Basic	126,931	125,411	125,988	126,872
Diluted	126,931	128,537	129,550	131,420

	1ST	2ND	3RD	4TH

		(in thousands, except per share data)
QUARTERLY FISCAL 2002:
Total revenue	$339,580	$259,173	$164,105	$180,256
Gross margin	118,111	26,648	54,987	66,343
Restructuring charges/(recoveries) (1)	13,448	33,773	—	(2,371)
Operating income (loss)	10,268	(100,383)	(22,414)	(7,309)
Income (loss) on equity derivative contracts in Company stock	(17,994)	18,884	16,828	(25,954)
Net income (loss)	(8,920)	(51,655)	1,569	(31,045)
Net income (loss) per share
Basic	$(0.07)	$(0.41)	$0.01	$(0.24)
Diluted	$(0.07)	$(0.41)	$0.01	$(0.24)
Price range per share	$14.73 - $30.80	$15.37 - $25.82	$20.52 - $29.74	$16.63 - $29.98
Number of shares used in per share calculations:
Basic	125,340	125,674	126,747	127,661
Diluted	125,340	125,674	134,420	127,661

(1)	Restructuring charges, net exclude restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin of ($1.0) million, and $5.9 million, for the years ended June 29, 2003 and June 30, 2002, respectively. These amounts relate to the write-off of selected, older product line inventories in connection with our restructuring plans and the partial recovery of these charges from the subsequent sale of a portion of such inventories. The restructuring charges (recoveries) are included as a component of cost of goods sold in accordance with EITF 96-9.

Stock and Dividend Information:

     Our Common Stock is traded on the Nasdaq National Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

     As of September 16, 2003, we had 608 stockholders of record.

     In fiscal 2003 and 2002 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare and pay cash dividends.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 29, 2003, June 30, 2002, and June 24, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Lam Research Corporation (Lam or the Company) is a major supplier of semiconductor capital equipment. Our product offerings include single-wafer plasma etch systems with a wide range of applications, CMP and CMP wafer cleaning systems, and an array of services designed to optimize the utilization of these systems by our customers.

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past 3 business cycles, their severity has increased, and today’s leading indicators of changes in customer investment patterns are no more reliable than in prior years. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and price for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for fiscal 2003, 2002, and 2001 may not necessarily be indicative of future operating results.

Total Revenue

	Year Ended			Percent Change

				2003	2002
	June 29,	June 30,	June 24,	versus	versus
	2003	2002	2001	2002	2001

	(in thousands)
Revenue	$755,234	$943,114	$1,519,789	(19.9%)	(37.9%)

     The sequential decrease in revenue for fiscal year 2003 and fiscal year 2002 compared to fiscal year 2001 reflects our customers’ response to excess capacity in the semiconductor industry, which was significantly influenced by the continued retrenchment of the global economy and levels of end-user demand for products servicing telecommunications, computer, and consumer electronics markets. Semiconductor manufacturers have selectively invested in leading-edge technology equipment through fiscal 2003 and are in the early stages of ramping these new capabilities at production volumes. Overall, demand has remained relatively flat during fiscal 2003 as reflected in the pattern of our quarterly revenues. Our current estimate for the September 2003 quarter is for revenues to be approximately at the same levels as the June 2003 quarter revenues.

     The downturn that began in the second half of fiscal 2001 resulted in decreased revenues across nearly all product lines in fiscal 2002. The reduction in revenue for fiscal 2002 compared to fiscal 2001 was due to a worldwide decline in demand for integrated circuits which resulted in excess capacity in the semiconductor industry and severe contraction in capital investments.

     We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” Refer to our discussion of “Critical Accounting Policies” for additional information about our revenue recognition policy. Based on the guidance provided by SAB 101, we generally recognize new systems revenue upon customer acceptance. As a result, the fiscal period in which we are able to recognize systems revenue is subject to the length of time that our customers require to evaluate the performance of our equipment to agreed standards and specifications, after system installation. Systems revenue recognition generally occurs from two to seven months after the date of shipment. Spares revenues generally are recognized on the date of shipment, and service revenues are recognized generally upon performance of the activities requested by the customer, including training, upgrades, and extended warranty support.

     Regional geographic breakdown of revenue is as follows:

	Year ended

	June 29,	June 30,	June 24,
	2003	2002	2001

North America	28%	29%	30%
Europe	20%	21%	28%
Asia Pacific	44%	35%	33%
Japan	8%	15%	9%

     The growth of Asia Pacific revenues reflects expanded foundry operations and investments by memory chip manufacturers to lower their operating costs by introducing latest-generation manufacturing equipment.

Gross Margin

				Percent Change
	Year Ended
				2003	2002
	June 29,	June 30,	June 24,	versus	versus
	2003	2002	2001	2002	2001

	(in thousands)
Gross Margin	$303,829	$266,089	$653,479	14.2%	(59.3%)
Percent of total revenue	40.2%	28.2%	43.0%

     The increase in gross margin as a percent of total revenues of 12 percentage points in fiscal 2003 compared to fiscal 2002 was accomplished with an approximate 20 percent reduction in revenues over the same periods. We have focused on implementing strategies to outsource manufacturing activities in order to lower our breakeven point to approximately $180 million in quarterly revenues at the end of fiscal 2003. Further outsourcing of manufacturing assembly activities was accomplished throughout fiscal 2003, continuing the trend toward achieving a more variable cost structure, by establishing transaction-based pricing agreements with vendors, and, additionally enabling the elimination of infrastructure costs such as facilities. The same strategy has provided opportunities to achieve lower material and assembly costs through improved systems design and leverage from a more focused supplier base.

     The manufacturing assembly outsourcing model has required fundamental changes within the supply chain and within our business processes. One objective of this strategy is to minimize certain costs related to holding inventories and managing product lifecycles. Specifically related to this point, in fiscal 2002, we incurred incremental excess and obsolete inventory charges of $24.1 million in the second fiscal quarter of 2002, and in addition we incurred $5.9 million of inventory restructuring expenses, contributing to approximately a 450 basis points improvement in the gross margin percentage compared to fiscal 2003. The charges in fiscal 2002 reflected the known and anticipated impact of the downturn on our business at that point in time. The reduction in excess and obsolete inventory costs in fiscal 2003 reflects more stability in quarter on-quarter business levels during the year and other inventory management efforts. Our current outlook for the September 2003 quarter is for essentially flat gross margin as a percentage of revenues compared to the June 2003 quarter.

     Approximately 500 basis points of the improvement in gross margin as a percentage of revenues for fiscal 2003 compared to the corresponding period a year ago is a result of $38.8 million of charges to cost of goods sold related to a patent litigation settlement in fiscal 2002. In the second fiscal quarter of 2002, we signed a final settlement agreement in connection with a patent infringement claim by Varian Semiconductor Equipment Associates, Inc. (Varian). We agreed to pay Varian $20.0 million in cash and issued Varian a warrant to purchase 2,000,000 shares of our common stock with a fair value of $21.5 million. In connection with this settlement, we recorded a charge of $38.8 million, and the remaining amount of the settlement, $2.7 million, represented the value of future licensed use of patents we received. The $2.7 million relating to the license will continue to be amortized ratably over the subsequent 10 quarters as a charge to cost of goods sold. Accumulated amortization as of the end of fiscal 2003 was $1.6 million.

     Additionally, our restructuring plans, combined with ongoing cost management activities have supported improved utilization rates in our manufacturing operations, contributing to the improvement in gross margin as a percentage of revenue in fiscal 2003 over fiscal 2002.

     The decrease in gross margin percentage in fiscal 2002 compared to fiscal 2001 stems from patent litigation settlement charges and obsolete inventory charges within cost of goods sold as well as unabsorbed manufacturing overhead costs due to lower production volumes. In the second fiscal quarter of 2002, we recorded a charge for excess and obsolete inventory of $24.1 million. We recorded the charge based on the results of our customary quarterly analysis of inventories and their net realizable value based on current market conditions and forecasted customer demand for related products. This analysis highlighted limited anticipated consumption of our older generation equipment due to accelerated technological and product design changes.

Research and Development

				Percent Change
	Year Ended
				2003	2002
	June 29,	June 30,	June 24,	versus	versus
	2003	2002	2001	2002	2001

	(in thousands)
Research & Development	$160,493	$179,217	$227,248	(10.4%)	(21.1%)
Percent of total revenue	21.3%	19.0%	15.0%

     The reduction in absolute dollars in fiscal 2003, compared to fiscal 2002, illustrates ongoing efforts to focus expenditures primarily on the development of critical next-generation products. Spending in fiscal 2003 decreased compared to fiscal 2002 and included a reduction in employee-related expenses and supplies expenses of approximately $6 million, and lower infrastructure costs, principally reflected in reduced depreciation and amortization of another $6 million. Additionally, R&D expenses in fiscal 2002 of approximately $5 million related to impairment charges and write-downs in the value of selected laboratory equipment, which was determined to be no longer useful due to technological changes. The increase in R&D expenses as a percentage of revenues in fiscal 2003 compared to fiscal 2002 is the result of the lower sales volume in fiscal 2003.

     The decrease in R&D expenses in absolute dollars in fiscal 2002 compared to fiscal 2001 results from alignment of spending on general R&D programs with the downturn in the business cycle.

     Approximately, 60% of fiscal 2003 systems revenues are derived from products introduced over the previous two years. We believe that in order to remain competitive, we must continue to invest substantially in engineering and technology development. Accordingly, we devote a significant portion of our personnel and financial resources to these programs, which will result in sizeable levels of investment in next-generation products and enhancement of existing products.

Selling, General and Administrative

				Percent Change
	Year Ended
				2003	2002
	June 29,	June 30,	June 24,	versus	versus
	2003	2002	2001	2002	2001

	(in thousands)
Selling General & Administrative	$132,820	$161,860	$218,919	(17.9%)	(26.1%)
Percent of total revenue	17.6%	17.2%	14.4%

     The reduction in Selling, General and Administrative (SG&A) expenses in fiscal 2003, compared to the prior year, reflects the structural change in the targeted administrative functions that have been outsourced. Reduced salaries and benefits and supply costs have been significantly substituted with variable, largely transaction-based pricing from selected providers.

Infrastructure rationalization, including reduced facilities, has contributed the majority of the annual cost reduction from fiscal 2002 to fiscal 2003. In addition, SG&A expenses in fiscal 2002 included a $4.2 million impairment charge related to the write-down in value of certain demonstration equipment used in sales and marketing activities, which was determined to be no longer useful due to technological changes.

     In the quarter ended December 29, 2002, we modified the contractual life of and added additional vesting requirements to one of our Chairman and Chief Executive Officer’s stock option awards. As a result of the modification, we recorded deferred stock-based compensation of $3.4 million, which is being amortized ratably over the vesting period of the modified options, or 16 quarters. As of June 29, 2003, approximately $2.8 million remained in deferred compensation within stockholders’ equity. As modified, the option award provided for accelerated vesting triggered when the Nasdaq National Market closing price of our common stock reaches or exceeds $20.00 per share. At such time when vesting is accelerated, all unvested shares will immediately vest and become exercisable, and all remaining deferred compensation would then be recognized as compensation expense within SG&A. In the quarter ended September 2003 we modified the vesting requirements to this same option award by adding a second condition to the accelerated vesting provision. Refer to the subsequent event discussion included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     The decrease in absolute dollars of SG&A expenses in fiscal 2002 compared to fiscal 2001 was largely due to manpower reductions, lower incentive payments to employees, shutdown days, and other cost reduction programs in response to the contraction in our levels of revenue. The increase in SG&A expenses as a percentage of revenue for the same periods comparison was primarily the result of lower sales volume in fiscal 2002.

Restructuring Charges

     We have developed and implemented restructuring plans in response to changes in business outlook with the intent to align our cost structure with anticipated revenue levels. The frequency of our restructuring plans has been driven by the unpredictable and substantial changes in the semiconductor industry as a whole and the market for semiconductor processing equipment in particular. These dynamic changes in the semiconductor industry and our business have required multiple integrated responses, including those activities within our restructuring plans, based on the best information and industry-expert forecasts available at that point in time. Although management makes every attempt to consolidate all known restructuring activities into one plan, the extreme nature of our industry’s business cycles and the rapidly changing forecasting environment places practical limitations on achieving this objective. The implementation of restructuring activities and recognition of their impact in our financial statements does not preclude similar but unrelated actions from being necessary in future periods. We distinguish regular operating cost management activities from restructuring activities. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

     During fiscal 2003, we incurred $14.9 million of restructuring charges, net, associated with our fiscal 2003, 2002, and 2001 restructuring plans. As of June 29, 2003, the remaining restructuring reserve consisted of approximately $11.0 million related to restructurings implemented during fiscal 2003 and approximately $8.3 million related to restructurings implemented during fiscal 2002.

Fiscal 2003 Restructuring Activities

     We have developed programs and incurred restructuring charges in response to the depressed levels of capital investment by the semiconductor industry. This situation has caused us to evaluate our revenue outlook and forecasts, employment levels, facilities utilization and outsourcing activities and the impact on manufacturing and administrative facilities. Based on these evaluations, our senior management committed to cost reduction and exit activities in the quarters ended June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), and December 29, 2002 (the December 2002 Plan). Prior to the end of the June 29, 2003, March 30, 2003, and December 29, 2002 quarters, management with the proper level of authority approved specific actions under the respective Plans and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefits. None of the severance payments were contingent on employee’s future service to the Company. The termination of the impacted employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges are based on management’s estimates using known prevailing real estate market conditions at that time. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned.

     We applied the accounting provisions of Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146) to the fiscal 2003 restructuring activities as we early-adopted FAS 146 during the December 2002 quarter. Under the provisions of FAS 146, the restructuring charges for the remaining contractual lease payments, computed as the present value of remaining contractual payments less estimated sublease income, on vacated facilities were recognized in the quarter in which the Company ceased to use the facility. As a result of the fiscal 2003 restructuring activities, we expect quarterly savings in total expenses of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. These estimated savings from the Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from anticipated savings, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through June 29, 2003, we believe actual savings are largely consistent with estimated savings. However, other activities and factors may significantly influence our future cost structure and may offset savings from the Plans.

June 2003 Plan

     During the fourth quarter of fiscal 2003, we reduced our workforce in North America, and Europe by approximately 30 people and vacated selected sales and office facilities located in North America, Europe, and Asia determined to be no longer critical to our operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with approximately 80% from North America and approximately 20% from our European locations. We recorded a restructuring charge of approximately $7.6 million, consisting of $0.8 million of severance and benefits for involuntarily terminated employees, $5.7 million of charges for the present value of remaining lease payments on vacated facilities, a $1.0 million loss on the fair value of a vacated facility, and $0.2 million for the write-off of related leasehold improvements. In June 2003, two lease agreements covering four properties were amended, combined, restated, and transferred to a new lessor under a single lease structure. One of the transferred leases covered one of our vacated facilities at our Fremont, California campus. At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1.0 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility and included in the $6.7 million facility-related restructuring charge.

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	And		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	$417	$6,268	$—	$6,685

     The remainder of the Severance and Benefits reserve balance of $0.4 million as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $6.3 million as of June 29, 2003, is anticipated to be utilized by the end of fiscal 2008.

March 2003 Plan

     During the third quarter of fiscal 2003, we reduced our workforce in North America and Europe by approximately 50 people and vacated selected sales and office facilities located in North America determined to be no longer critical to our operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with the majority of the reductions in North America. We recorded a restructuring charge of approximately $4.7 million, consisting of $1.6 million of severance and benefits for involuntarily terminated employees, $2.9 million of charges for remaining lease payments on vacated facilities, and $0.2 million for the write-off of related leasehold improvements.

Below is a table summarizing activity relating to the March 2003 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	$575	$2,156	$—	$2,731

     The remainder of the Severance and Benefits reserve balance of $0.6 million as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $2.2 million as of June 29, 2003 is anticipated to be utilized by the end of fiscal 2007.

December 2002 Plan

     During the second quarter of fiscal 2003, we reduced our workforce in North America, Europe, and Asia by approximately 120 employees and vacated selected sales and office facilities located in North America, Europe, and Asia determined to be no longer critical to our operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company with approximately 65% from North America and approximately 35% from Asia and Europe locations. We recorded a restructuring charge of approximately $5.7 million, consisting of $3.3 million of severance and benefits for involuntarily terminated employees, $1.9 million of charges for remaining lease payments on vacated facilities, and $0.5 million for the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the December 2002 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	$145	$1,409	$—	$1,554

     The remainder of the Severance and Benefits reserve balance of $0.1 million as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $1.4 million as of June 29, 2003, is anticipated to be utilized by the end of calendar year 2004.

Fiscal 2002 Restructuring Activities

     In response to the deterioration in semiconductor sales in the first half of fiscal 2002, which resulted in a contraction in outlook for the wafer fabrication equipment market and, therefore, in our revenues, our senior management committed to cost reduction and exit activities in the quarters ended December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan). Prior to the end of the December 30, 2001 and September 23, 2001

quarters, management, with the proper level of authority, approved specific actions of the respective Plans and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefits. The termination of the impacted employees occurred as soon as practical after the plans of restructuring were announced. Lease payments on vacated facilities are based on management’s estimates using prevailing real estate market conditions. We initially estimated under the plans that, given prevailing real estate market conditions at that time, it would take approximately 24 months to sublease our vacated facilities. We revised the original estimates for lease payments on vacated facilities if prevailing real estate market conditions were different than the initial estimate. Leasehold improvements and certain fixed assets relating to the vacated buildings were written off as these items have no future economic benefit to us and have been abandoned.

December 2001 Plan

     During the second fiscal quarter of 2002, we began implementing restructuring activities that included reducing our workforce by approximately 470 employees in North America, Europe, and Asia, vacating selected office and warehouse facilities at our Fremont, California campus determined to be no longer critical to our operations, and the closure of certain offices in Asia. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company with approximately 80% from North America and approximately 20% from Asia and Europe locations. We recorded a restructuring charge of approximately $33.8 million, consisting of $14.2 million of severance and benefits for involuntarily terminated employees, $9.6 million of charges for remaining lease payments on vacated facilities, and $9.9 million for the write-off of related leasehold improvements and fixed assets.

     During fiscal 2003, we recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits and services that were not utilized by the terminated employees, and $1.7 million related to a revision to the net amount of lease payments remaining to be paid on the vacated facilities. In addition, during fiscal 2003, we recorded approximately $3.0 million of additional restructuring charges of which $2.5 million was due to revisions we made for the length of time required to sublease two of our vacated buildings in Fremont, California that were included in the December 2001 Plan and approximately $0.1 million due to additional facility restoration costs incurred to fulfill our contractual obligations under the terms of a lease agreement. Additionally, we revised our estimates related to employee termination costs and recorded $0.4 million of additional employee termination costs.

Below is a table summarizing activity relating to the December 2001 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
December 2001 provision	$14,208	$9,637	$9,928	$33,773
Cash payments	(9,122)	(386)	—	(9,508)
Non-cash charges	(1,529)	(127)	(9,928)	(11,584)

Balance at June 30, 2002	3,557	9,124	—	12,681

Recovery of assets	—	—	18	18
Cash payments	(1,773)	(2,482)	—	(4,255)
Reversal of restructuring charges	(2,118)	(1,704)	(18)	(3,840)
Additional restructuring charges	390	2,604	—	2,994

Balance at June 29, 2003	$56	$7,542	$—	$7,598

     The remainder of the Severance and Benefits reserve balance as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $7.5 million as of June 29, 2003, is anticipated to be utilized by the end of fiscal 2008.

September 2001 Plan

     During the first quarter of fiscal 2002, we began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at our headquarters in Fremont, California determined to be no longer critical to our operations and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of organizations and at multiple levels throughout the Company, with approximately 85% from North America and 15% from Asia and Europe locations. We recorded a restructuring charge of approximately $21.0 million consisting of $10.8 million of severance and benefits for involuntarily terminated employees, $1.7 million of charges for remaining lease payments on vacated facilities, $7.6 million for discontinued inventory charges related to our decision to discontinue manufacture of specific products within our etch product lines and $0.9 million for the write-off of related leasehold improvements and fixed assets. In fiscal 2003 and 2002, we recovered approximately $1.7 million from unanticipated subsequent sales to our installed base of customers of certain portions of the inventory. In addition, in fiscal 2003 and 2002, we physically disposed of approximately $2.7 million of this inventory. We plan to disposition the remaining quantities of this discontinued, obsolete inventory by the end of the 2003 calendar year.

     During fiscal 2002, we also recovered approximately $1.0 million of the September 2001 Plan charge due to lower than estimated employee termination costs of $0.7 million and lower than estimated expenses relating to a vacated facility lease of $0.3 million. During fiscal 2003, approximately $0.9 million was recovered due to $0.6 million of lower than previously estimated employee severance and termination costs and $0.3 million was recovered due to actual expenses being lower than estimated for vacated facility leases. In addition, during fiscal 2003, we recorded additional charges for the September 2001 Plan based on a revision of our estimate of the length of time required to sublease one of our vacated buildings in Fremont, California. Based on prevailing market conditions, we extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million relating to these remaining lease payments.

     Below is a table summarizing activity relating to the September 2001 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed	Discontinued
	Benefits	Facilities	Assets	Inventory	Total

	(in thousands)
September 2001 provision	$10,767	$1,746	$935	$7,600	$21,048
Recovery of assets	—	—	—	785	785
Cash payments	(8,135)	(762)	—	—	(8,897)
Non-cash charges	(1,035)	—	(935)	(7,600)	(9,570)
Reversal of restructuring charges	(695)	(317)	—	(785)	(1,797)

Balance at June 30, 2002	902	667	—	—	1,569

Recovery of assets	—	—	—	933	933
Cash payments	(159)	(524)	—	—	(683)
Reversal of restructuring charges	(572)	(286)	—	(933)	(1,791)
Additional restructuring charges	—	636	—	—	636

Balance at June 29, 2003	$171	$493	$—	$—	$664

     The remainder of the Severance and Benefits reserve balance of $0.2 million, as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $0.5 million as of June 29, 2003, is anticipated to be utilized by the end of fiscal 2004.

Fiscal 2001 Restructuring Activities

     During the quarter ended December 29, 2002, we completed the restructuring activities associated with the June 2001 Plan. An additional $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs.

Purchased Technology for Research & Development

     During the second quarter of fiscal 2001, we made an equity investment in and purchased a portfolio of CMP intellectual property rights and research and development technology from Strasbaugh. We recognized a one-time charge to income of $8.0 million for the purchase of in-process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. Our equity interest in Strasbaugh, representing approximately 20% of Strasbaugh’s total capital stock, is accounted for under the equity method, and the intellectual property rights are being amortized ratably over five years.

     Based on our analysis of Strasbaugh’s current and expected financial performance, we determined in the third quarter of fiscal 2002 that the carrying value of our equity investment had experienced an other-than-temporary impairment and recorded a $2.0 million charge in other expense to write down the investment to its estimated fair value.

     Our equity in the income (loss) from Strasbaugh as of the end of fiscal 2003, 2002, and 2001 was ($0.8) million, ($0.8) million and $0.7 million, respectively. The income (loss) has not been material, and, therefore, has been included in other income, net, but not presented as a separate caption on the accompanying statements of operations.

Other Income (Expense), net

     Other income (expense), net, was ($10.3) million, ($8.2) million and $15.1 million in fiscal year 2003, 2002, and 2001, respectively. The change in net other expense in fiscal 2003 compared to fiscal 2002 was primarily due to the settlement of our equity derivative instruments indexed to Lam stock and lower yields on investments due to declining interest rates partially offset by lower interest expense due to the redemption of our 5% $300 million subordinated debentures in September 2002. The increase in net other expense in fiscal 2002 compared to fiscal 2001 was driven by the non-taxable loss on our equity derivatives indexed to Lam stock, and smaller foreign currency exchange gains due to lower foreign currency balances.

     On August 23, 2002, we settled our outstanding equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, we were able to repurchase the shares recording a life to date gain of $8.4 million ($2.41 per share) from their then market value. Resulting from this transaction, we recognized an increase in treasury stock of $47.6 million.

     Based on the $13.60 market price of our common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts’ fair value was recorded as a non-taxable loss in other expense in fiscal 2003.

Tax Expense (Benefit)

    Our annual income tax expense (benefit) was ($7.9) million, ($37.9) million, and $60.5 million in fiscal years 2003, 2002, and 2001, respectively. The gains and losses in fiscal years 2003, 2002, and 2001 resulting from the change in fair value of our equity derivatives indexed to our stock were non-taxable. In April 2003, the Internal Revenue Service (IRS) closed its examination of our tax returns for fiscal years up to and including the fiscal year ended June 30, 1998. Resolution was reached on a number of issues including adjustments related to R&D tax credits resulting in our recording a $24.9 million tax benefit in the fourth quarter. In addition, a tax expense of approximately $17.0 million associated with implementing strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide, was recorded in the fourth quarter of fiscal 2003. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our expectations of the level, timing, and sources of future revenues and profits. In fiscal 2002, we recorded an income tax benefit of $37.9 million related to net losses incurred. In addition, in the first quarter of fiscal 2002, we increased our tax benefit rate to 30%. The increase resulted from the tax benefit of the R&D credit being proportionately greater in subsequent quarters due to lower projected pretax income and investment in engineering and development programs qualifying for R&D tax benefits. For fiscal year 2001, we recorded an income tax expense of $60.5 million, which was 30% of income before taxes.

Deferred Tax Assets

     We had gross deferred tax assets arising from non-deductible temporary differences, net operating losses, and tax credit carryforwards of $287.5 million and $290.4 million in fiscal 2003 and 2002. The gross deferred tax assets are offset by valuation allowances of $36.7 million and $52.2 million and deferred tax liabilities of $30.7 million and $26.7 million in fiscal 2003 and 2002. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

Outsourcing

     We define aspects of our business as either core or critical capabilities and those that are in support of these activities. We have identified as critical for success in the marketplace our ability to develop leading edge products, to market and sell what we develop, and to service and support directly what we sell. Most other activities in the Company are in support of product development, marketing and selling and customer service. Consequently, in the fourth quarter of fiscal 2001, we began implementation of an outsourcing strategy to obtain certain support services from third parties. Accordingly, during fiscal 2002, we began to enter into agreements to outsource elements of our manufacturing, warehousing, logistics, facilities management and information technology functions. During fiscal 2003, we continued to enter into agreements to outsource certain elements of our transactional general and administrative functions. We believe that entering into these outsourcing programs will provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. Implementing this outsourcing strategy is intended to lead to proportionally more of our employees supporting core activities and decrease our reliance on temporary workforce during peak business cycles as well as reduce the fluctuation in employment that occurs due to the cyclical nature of our business.

Related Party Transactions

     During fiscal year 2001, our President and Chief Operating Officer signed a promissory note with Lam entitling him to borrow up to $1.0 million dollars at 6.75% simple interest. At June 29, 2003, the entire principal amount, $1.0 million, and accrued interest was outstanding. The loan is secured by a mortgage on his personal residence and is repayable, in full, together with accrued interest, at any time, but no later than May 8, 2005.

Subsequent Events

     During the quarter ending September 2003, we added a second condition to the accelerated vesting provision contained in one of our Chairman and Chief Executive Officer’s stock option awards that was previously modified in the December 2002 quarter. When and if the vesting of the award is accelerated, all unvested shares shall immediately become fully vested and exercisable, and any remaining deferred compensation would then be recognized as compensation expense within SG&A. The award now provides for accelerated vesting when each of the following conditions is met: (1) the Nasdaq national market closing price of Lam common stock reaches or exceeds $20.00 per share, and (2) applying U.S. generally accepted accounting principles, Lam’s fiscal quarter net income exceeds $2.5 million after deducting any incremental amortization expense that results from acceleration of these same options. The two conditions need not be met simultaneously nor in a specific order.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates.

     The significant accounting policies used in the preparation of our financial statements are described in Note 2 of our Notes to Consolidated Financial Statements. Some of these significant accounting polices are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.

     We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations, received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the customer specifications. Revenue related to sales of spare parts, system upgrade kits, and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount and a term more than one month is recognized on a straight-line basis over the term of the contract.

     We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in SAB 101.

     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual cost on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify when title transfers, we assume title transfers when we complete physical delivery of the products unless other customer practices prevail.

     Standard costs are generally re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sale and purchase of inventory between our legal entities are eliminated from our consolidated financial statements.

     Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written-down to its estimated market value, if less than cost. Inherent in the estimates of market value are management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

     Warranty: Typically, marketing and selling semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We provide standard warranties for our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. We record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known differences such as tool reliability improvements. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

     Actual warranty expenses are incurred on a system-by-system basis, and may differ from our original estimates. While we periodically monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. Accordingly, actual costs that exceed the estimates are expensed as incurred, and at the same time, additional probable and estimable liabilities may be recorded.

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent 12 months ended June 29, 2003, all warranty obligations have been determined with reasonable estimates.

     In addition to the provision of standard warranties, we offer customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount and a term of more than one month are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

     Employee Stock Purchase Plan and Employee Stock Option Plans: We account for our employee stock purchase plan (ESPP) and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (APB 25) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44) and make pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure” (FAS 148), which amends Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (FAS 123). Our ESPP is a non-compensatory plan, and our stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

     Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our annual consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable measure of the fair value of our stock-based awards to employees.

     Deferred Income Taxes: We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $36.7 million covers the tax benefit from the exercise of employee stock options and foreign tax credits. When the stock option tax benefits are realized, a portion of the valuation allowance will be reversed and credited to capital in excess of par value. When the foreign tax credits are realized, the remaining portion of the valuation allowance will be reversed through the tax provision (benefit) in the statement of operations as a reduction of income tax expense.

Recent Accounting Pronouncements

     Costs associated with Exit or Disposal Activities: In July 2002, the Financial Accounting Standards Board (FASB) issued FAS 146. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between FAS 146 and EITF 94-3 relates to FAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We early-adopted FAS 146 in the quarter ended December 29, 2002 and applied its accounting provisions to the restructuring activities initiated during the quarters ended December 29, 2002, March 30, 2003 and June 29, 2003 (see Note 21 to the Consolidated Financial Statements included in Item 8 in this Form 10-K). No restructuring activities were initiated during the quarter ended September 29, 2002.

     Accounting for Revenue Arrangements with Multiple Deliverables: In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple deliverables (products, services and/or rights to use assets). The provisions of EITF 00-21 will be applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not currently anticipated to have a material affect on our financial position or results of operations.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others” which is superseded by FIN 45. FIN 45’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. The provisions of FIN 45 did not have a material impact on our financial position or results of operations upon adoption. (See Note 18 to the Consolidated Financial Statements included in Item 8 in this Form 10-K).

     Accounting for Stock-Based Compensation Transition and Disclosure: In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148), which amends FAS 123, “Accounting for Stock-Based Compensation”. FAS 148 provides alternative methods of transition for a voluntary change to the “fair value” method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on a company’s financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the interim disclosure requirements of FAS 148 for financial statements in our fiscal quarter ended March 30, 2003. We intend to continue to account for our stock option plans and stock purchase plan under the provisions of APB 25 and FIN 44. Accordingly, the adoption of FAS 148 did not have a material impact on our financial position or results of operations.

     Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), sometimes formerly referred to as a special purpose entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship, or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 will require the consolidation of a VIE by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns or both.

     The effective date of the new rules under FIN 46 on our existing operating leases was immediate on any new leases entered into after January 31, 2003, which utilize VIEs or equivalent lease structures and otherwise effective the first quarter of fiscal 2004. FIN 46 is not anticipated to have a material impact on our financial position or results of operations because we have transferred certain of our operating lease agreements to a new lessor that does not qualify as a VIE (See Note 17 to the Consolidated Financial Statements included in Item 8 in this Form 10-K).

     Amendment of Statement 133 on Derivative Instruments and Hedging Activities: In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (FAS 149). FAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) for decisions made as part of the Derivatives Implementation Group (DIG) and changes financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, FAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS 133, (2) clarifies when a derivative contains a financing component that requires reporting as cash flows from financing activities in the statement of cash flows, and (3) amends the definition of an “underlying"(to include a variable such as the occurrence or nonoccurrence of a specified event) to correspond to the language in FIN 45. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that require separate accounting. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of FAS 149 that codify the previous decisions made by the DIG are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of FAS 149 is not anticipated to have a material impact on our financial position or results of operations.

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and

Equity”, (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS 150 generally requires liability classification for two broad classes of financial instruments: (1) Instruments that represent, or indexed to, an obligation to buy back the issuer’s shares, regardless of whether the instrument is settled on a net-cash or gross physical basis, (2) Obligations that can be settled in shares but meet one of the following conditions: (a) derive their value predominately from some other underlying, or (b) have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares. Many of the instruments within the scope of FAS 150 were previously classified by the issuer as equity or temporary equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first quarter of fiscal 2004. The adoption of FAS 150 is not anticipated to have a material impact on our financial position or results of operations.

Off -Balance Sheet Arrangements and Contractual Obligations

     We have certain obligations, some of which are recorded on our balance sheet and some which are not, to make future payments under various contracts such as debt agreements, lease agreements, consignment materials and outsourcing agreements. In addition, our off-balance sheet arrangements include contractual relationships for which we have an obligation under certain guarantee contracts. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table:

	Debt and Other
	Long-term	Operating	Purchase
	Liabilities	Leases	Obligations

		(in thousands)
Fiscal years ended:
Through June 27, 2004	$5,011	$15,349	$35,760
2005 through 2007	332,144	28,626	40,771
2008 through 2010	65	101,856	10,419
Thereafter	—	309	—

Total	$337,220	$146,140	$86,950

Debt and Other Long-Term Liabilities

     Refer to “Liquidity and Capital Resources” included in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information concerning our debt and other long-term liabilities.

Operating Leases

     We lease most of our administrative, R&D and operating facilities, regional sales/services offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. Refer to Note 17 of our Consolidated Financial Statements, included in Item 8 in this Form 10-K, for further information concerning our operating leases.

     In March 2003, a lease agreement (the Agreement) relating to two properties (land and buildings) at our Fremont, California campus was transferred to a new lessor and amended and restated. The Agreement replaces the former lease that was due to expire in March 2003. As part of the Agreement, we have the option to purchase the buildings at any time for approximately $54.4 million. In addition, we are required to guarantee the lessor a residual value on the properties of up to $48.4 million at the end of the lease term in fiscal 2008 (in the case that the lease is not renewed, we do not exercise our purchase option, and the lessor sells the property and the sale price is less than the lessor’s cost). We maintain cash collateral of $54.4 million as of June 29, 2003 in separate specified interest-bearing accounts. The lessor is a substantive independent leasing company that does not have the characteristics of a VIE as defined by FIN 46, and, therefore, we do not consolidate its operations.

     In June 2003, two lease agreements relating to four properties (land and buildings) at our Fremont, California campus were transferred to a new lessor and amended and restated (the Lease Agreement). In connection with this transaction, the leases were combined and transferred from the existing lessors to a new lessor, under a single lease structure. As part of the Lease Agreement, we have the option to purchase the buildings at any time for approximately $58.0 million. In addition, the Lease Agreement requires that we guarantee the lessor a residual value on the properties of up to $50.3 million at the end of the lease term in fiscal 2008 (in the case that the lease is not renewed, we do not exercise our purchase option, and the lessor sells the property and the sale price is less than the lessor’s cost). Additionally, as part of the Lease Agreement, we maintain cash collateral of approximately $58.0 million in separate specified interest bearing accounts. The lessor is a substantive independent leasing company that does not have the characteristics of a VIE as defined by FIN 46, and, therefore, we do not consolidate its operations.

Purchase Obligations

     During the second half of fiscal 2002, we began to enter into agreements with third parties to outsource certain elements of our manufacturing, warehousing, logistics, facilities maintenance, and information technology functions. During fiscal 2003, we continued to enter into agreements to outsource certain elements of our transactional, general and administrative functions. We believe that these outsourced services will provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges including the potential assumption of leases, assets and employees. Refer to Note 17 of our Consolidated Financial Statements, included in Item 8 in this Form for additional information.

     We have certain guaranteed purchase agreements in place that contractually obligate us to purchase a minimum amount of materials related to the manufacturing of our products. At June 29, 2003, our outstanding purchase obligation for these agreements was approximately $10.5 million.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as inventory until title is transferred to us, or our purchase obligation is determined. At June 29, 2003, vendor owned inventories held at Lam and not reported as inventory were approximately $6.4 million.

Guarantees

     The transferred lease agreements relating to various properties at our Fremont, California campus and discussed above under “Operating Leases” require us to guarantee residual values of the leased properties to the lessors at the end of the lease terms of up to $98.7 million. The terms of these guarantees, five years, are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, we recognized a liability of approximately $1.0 million for the related residual value guarantees under these leases. This liability, determined by computing the present value of estimated probability weighted cash flows to be paid by us over the term of the guarantees, was recorded as prepaid rent, with the offset recorded as a liability, and the amount is being amortized to rent expense (for the prepaid rent) and to income (for the liability) on a ratable basis over the five-year period of the leases. Refer to Note 18 of our Consolidated Financial Statements, included in Item 8 in this Form 10-K, for further information concerning our guaranteed residual values.

     We have issued certain indemnifications to our lessors under certain of our operating lease agreements, such as, indemnification for certain environmental matters. We have entered into certain insurance contracts to minimize our exposure related to such indemnifications. As of June 29, 2003, we have not recorded any liability on our financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     We have agreements with two financial institutions where our U.S. operating company guarantees payment of our Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments that we could be required to make under these agreements at June 29, 2003, is approximately $5.2 million, the amount available under the overdraft protection agreement. As of June 29, 2003, our Japanese subsidiary did not owe any amounts under this agreement. We have not recorded any liability on our financial statements in connection with these guarantees, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     We have an agreement with a financial institution to sell certain U.S. Dollar-denominated receivables generated from the sale of our systems, subject to recourse provisions. We insure these sold receivables for approximately 90% of their value and guarantee payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, we have experienced negligible default on payment obligations and therefore, believe the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At June 29, 2003, the maximum potential amount of future payments we could be required to make under this agreement is approximately $2.8 million. As of June 29, 2003, we have not recorded any liability on our financial statements in connection with these guarantees, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     Generally, we indemnify our customers, under pre-determined conditions and limitations, for infringement of third-party intellectual property rights by our products or services. We seek to limit our liability for such indemnity to an amount not to exceed the sales prices of the products or services. We do not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

     See Note 18 of our Consolidated Financial Statements, included in Item 8 in this Form 10K, for discussion relating to our product warranty reserves.

Liquidity and Capital Resources

     As of June 29, 2003, we had $625.9 million in cash, cash equivalents, short-term investments, and restricted cash compared with $945.2 million at June 30, 2002.

     Net cash provided by operating activities was $69.2 million in fiscal 2003, which consists of a net loss for the year of $7.7 million, adjusted for non-cash charges of $70.3 million and sources of working capital of $6.6 million. Non-cash charges include items such as depreciation and amortization, restructuring charges, deferred income taxes, and the adjustment for the loss on equity derivative contracts in our stock.

     Significant changes in current assets and liabilities include a $23.7 million improvement in accounts receivable resulting from continued improvement in accounts receivable turnover. Additionally, our outsourcing strategy and asset management efforts contributed to reduction of inventory levels of approximately $63.5 million. Trade payables declined by $24.3 million due to reduced spending resulting from our cost containment activities and lower inventory purchases. Accrued liabilities declined by $34.9 million due in part to tax payments and lower interest payable resulting from the redemption of our 5% Convertible Subordinated Notes. Deferred profits for shipments not yet recognized as revenue fell $18.4 million, due to lower rates of shipments and the reduced cycle time in customer acceptances.

     Net cash provided by investing activities during fiscal 2003 was $296.4 million. We sold $355.5 million, net, of short-term investments that were primarily used to repay our 5% Convertible Subordinated Notes (5% Notes) in September 2002. Net capital expenditures were $12.3 million, and our restricted cash increased $47.5 million primarily due to increased cash collateralization requirements under certain of our operating lease agreements.

     Net property and equipment was $48.8 million at June 29, 2003, compared to $67.5 million at June 30, 2002. The decrease in property and equipment in fiscal 2003 compared to fiscal 2002 is primarily due to minimized expenditures for capital projects during fiscal 2003 and write-offs of leasehold improvements and certain fixed assets related to buildings that we have vacated due to restructuring activities.

     Net cash used by financing activities in fiscal 2003 was $373.3 million and consisted primarily of the repayment of our 5% Notes in the amount of $309.8 million and repayment of our Japanese subsidiary’s long-term loan for approximately $51.1 million. In connection with the settlement of our equity derivative contract, we repurchased approximately 3.5 million shares of our common stock for $39.1 million. We also reissued $12.5 million from treasury stock through our employee stock purchase program. Net proceeds from the issuance of our common stock from stock option exercises totaled $14.7 million.

     During fiscal 2003, we settled our outstanding equity derivative contracts that were recorded in other short-term assets. Based on the market price of our common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts decreased by $16.4 million to $8.4 million from their June 30, 2002 fair value of $24.8 million.

     Currently outstanding debt obligations primarily consist of our 4% Notes.

Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $5.0 million and $6.7 million at June 29, 2003 and June 30, 2002, respectively.

Interest Rate terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001

Conversion Rights	Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments

Redemption Terms	Redeemable at Lam’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of Lam.

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement (the swap) with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate. The transaction swapped 4% fixed interest payments for variable interest payments based on the London Interbank Offered Rate (LIBOR), resulting in interest expense savings of approximately $10.7 million for the fiscal year ended June 29, 2003. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, we would incur incremental interest expense. Under the terms of the transaction, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the unfavorable mark-to-market exposure (fair value) on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter to quarter commensurate with the mark-to-market exposure (fair value) on the swap instrument. Generally, the required collateral will rise as interest rates rise. At the end of fiscal 2003, we have posted $6.0 million of collateral under this swap agreement which is included in restricted cash on our balance sheet (classified as a long-term asset).

     We have designated this swap as a fair value hedge under the provisions of FAS 133. This discussion should be read in conjunction with Note 5 of our Consolidated Financial Statements, included in Item 8 of this Form 10 K.

     During the second quarter of fiscal 2002, we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash ($5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period). These payments began in the third quarter of fiscal 2002. As of June 29, 2003, a total amount of $12.5 million had been paid to Varian, which included the initial $5.0 million in December 2001 and six additional quarterly installment payments of $1.25 million each, totaling $7.5 million as of June 29, 2003. The total obligation remaining as of June 29, 2003 is $7.5 million, which will be paid through December 2004.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to ensure our ability to sustain levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 29, 2003, combined with cash conservation activities, are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.

     In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately size our business based on demand for our products.

Risk Factors

Our Quarterly Revenues and Operating Results are Unpredictable

     Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a single transaction can unfavorably affect operating results in a particular quarter.

     Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	the extent that customers use our products and services in their business;

•	timing of customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations, and/or acceptances;

•	changes in average selling prices and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	changes in import/export regulations;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as Acts of God, wars, terrorist activities and natural disasters;

•	legislative, tax, or regulatory changes or changes in their interpretation;

•	procurement shortages;

•	manufacturing difficulties;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	new or modified accounting regulations;

•	exchange rate fluctuations; and

•	exposure on interest rate swap agreements.

     Further, because a significant amount of our R&D and administrative operations and capacity is located at our Fremont, California, facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions, earthquakes and power failures) could adversely impact our financial performance.

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems

     System sales constitute a significant portion of our total revenue. Our systems can range in price from approximately $400,000 to $4 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

     We generally recognize revenue for new system sales on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new systems revenues is subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

The Semiconductor Equipment Industry Is Volatile and Reduced Product Demand Has a Negative Impact on Shipments

     Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During calendar year 2001 and the first half of calendar year 2002, semiconductor manufacturers canceled or delayed delivery of orders as a result of overcapacity. The resulting demand contraction had a negative impact on the level of system shipments during fiscal 2002 compared to fiscal 2001. The semiconductor industry is experiencing a continued and prolonged downturn, and as of the end of fiscal 2003, our customers continue to remain cautious about their levels of capital expenditures.

     Fluctuating levels of investment by the semiconductor manufacturers could continue to materially affect our aggregate shipments, revenues and operating results. We will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

     Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and have new products manufactured successfully, or new products that we introduce may fail in the marketplace. Our failure to complete commercialization of these new products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

     In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both.

We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

     We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of our primary products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	an improved version of products being offered by a competitor in the market we participate in;

•	technological change that we are unable to address with our products; and

•	a failure to release new enhanced versions of our products on a timely basis.

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

We Are Dependent Upon a Limited Number of Key Suppliers

     We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these component suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative source suppliers. However, several of our outsourced assembly suppliers are new providers to us so that our experience with them and their performance is limited. Where practical, our intent is to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

Our Outsource Providers May Fail to Perform as We Expect

     We are expanding the roles that outsource providers play in our business. We anticipate that these outsource providers will play key roles in our manufacturing operations and in many of our transactional and administrative functions. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers has and will require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

We Are Subject to Risks Associated with Our Competitors’ Introduction of New Products and We May Lack the Financial Resources or Technological Capabilities of Certain of Our Competitors Needed to Capture Increased Market Share

     We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products, which may affect our ability to sell our existing products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, as this could adversely affect our ability to sell products to those manufacturers.

     We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to increasingly dominate the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. For these reasons, we may fail to continue to compete successfully worldwide.

     In addition, our competitors may provide innovative technology that may have performance advantages over systems we currently, or expect to, offer. They may be able to develop products comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we currently are developing additional product enhancements that we believe will address future customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, we may be unable to continue to compete in our markets, competition may intensify, or future competition may have a material adverse effect on our revenues, operating results, financial condition, and/or cash flows.

Our Future Success Depends on International Sales

     Non-U.S. sales accounted for approximately 72% of our total revenue in fiscal 2003, 71% in fiscal 2002, and 70% in fiscal 2001. We expect that international sales will continue to account for a significant portion of our total revenue in future years. International sales are subject to risks, including, but not limited to:

•	foreign exchange risks;

•	changing import/export requirements;

•	foreign trade disputes; and

•	economic, political, banking and currency problems in the relevant region.

     We currently enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on Japanese Yen-denominated assets and will continue to enter into hedging transactions for the purposes outlined in the foreseeable future.

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

If We Are Unable to Adjust the Scale of Our Business in Response to Rapid Changes in Demand in the Semiconductor Equipment Industry, Our Operating Results and Our Ability to Compete Successfully May Be Impaired

     The business cycle in the semiconductor equipment industry is characterized by frequent periods of rapid change in demand that challenge our management to adjust spending on operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures on a timely basis and training, managing, and appropriately sizing our work force. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. If we do not adequately meet these challenges, our gross margins and earnings may be impaired during periods of demand decline, and we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during periods of demand growth.

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance

     An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies, which no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

     In addition, any acquisitions could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets, and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations and/or the price of our Common Stock.

The Market for Our Common Stock is Extremely Volatile, Which May Affect Our Ability to Raise Capital or Make Acquisitions

     The market price for our Common Stock is extremely volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to factors, including but not limited to the following:

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	global economic fluctuations;

•	variations in our quarterly operating results;

•	variations in our revenues or earnings from levels that securities analysts forecast;

•	announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations, or introduction of new products;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	disruptions with key customers or suppliers; or

•	political, economic, or environmental events occurring globally or in any of our key sales regions.

     In addition, the stock market experiences significant price and volume fluctuations. Historically, we have witnessed significant volatility in the price of our Common Stock due in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors have and may again adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of stock, many companies became the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert a management’s attention and resources and have an unfavorable impact on the price for our Common Stock.

We Rely Upon Certain Critical Information Systems for the Operation of our Business

     We maintain and rely upon certain critical Information Systems for the effective operation of our business. These Information Systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and email. These Information Systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers and third parties. These Information Systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. We have security procedures, such as virus protection software and emergency recovery processes, that are believed to be adequate to cover the outlined risks; however, our inability to use or access these Information Systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

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

     If 6-month LIBOR based interest rates remain at current levels or decrease we expect the swap will result in interest savings. However, a rise in 6-month LIBOR based interest rates above approximately 5% per annum in future periods would result in incremental levels of interest expense.

The Potential Anti-Takeover Effects of Our Bylaws Provisions and the Rights Plan We Have in Place May Affect Our Stock Price and Inhibit a Change of Control Desired by Some of Our Stockholders

     In 1997, we adopted a Rights Plan (the Rights Plan) in which rights were distributed as a dividend at the rate of one right for each share of our Common Stock, held by stockholders of record as of the close of business on January 31, 1997, and thereafter. In connection with the adoption of the Rights Plan, our Board of Directors also adopted a number of amendments to our Bylaws, including amendments requiring advance notice of stockholder nominations of directors and stockholder proposals.

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

We May Fail to Protect Our Proprietary Technology Rights, Which Would Affect Our Business

     Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success also depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base, and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or, in fact provide no competitive advantages.

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio, long-term assets and long-term debt obligations at June 29, 2003 and June 30, 2002:

	June 29,								June 30,
	2003								2002

						There-		Fair
	2004	2005	2006	2007	2008	After	Total	Value	Total

	($ in thousands)
Cash equivalents
Fixed rate	$119,805	$—	$—	$—	$—	$—	$119,805	$119,805	$145,700
Average rate	1.14%	—	—	—	—	—	$1.14%	—	1.87%
Short-term investments
Fixed rate	$90,304	$104,852	21,773	$11,562	$4,227	$—	$232,718	$233,884	$499,225
Average rate	2.76%	1.81%	1.75%	2.15%	2.16%	—	$2.20%	—	4.04%
Auction rate preferreds
Variable rate	$98,919	$7,267	$—	$—	$—	$—	$106,186	$106,186	$202,549
Average rate	1.49%	1.32%	—	—	—	—	1.48%	—	2.13%
Restricted cash
Fixed rate	$118,468	$—	$—	$—	$—	$—	$118,468	$118,468	$70,983
Average rate	1.06%	—	—	—	—	—	1.06%	—	2.52%

Total investment
Securities	$427,496	$112,119	$21,773	$11,562	$4,227	$—	$577,177	$578,343	$918,457

Average rate	1.54%	1.78%	1.75%	2.15%	2.16%	—	1.61%	—	3.15%

Long-term debt
Fixed rate	$—	$—	$300,000	$—	$—	$—	$300,000	$292,841	$610,260
Average rate	—	—	4.00%	—	—	—	4.00%	—	4.51%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$48,535
Average rate	—	—	—	—	—	—	—	—	2.61%

Total long-term debt	$—	$—	$300,000	$—	$—	$—	$300,000	$292,841	$658,795

Average rate	—	—	4.00%	—	—	—	4.00%	—	4.37%

     We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

     We have no foreign exchange cash flow exposure related to our fixed rate $300.0 million convertible subordinated notes.

     We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. For this reason, we enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on the value of our Japanese Yen-denominated assets. The changes in the fair value of these contracts are recorded in other income and expense. In addition, we periodically hedge anticipated cash flow transactions with foreign currency forward contracts. We defer the gains and losses on these contracts and recognize them in income during the same period as the hedged transaction is recognized in income.

     On June 29, 2003, the notional amount of outstanding Japanese Yen forward contracts that are designated as cash flow hedges was $2.2 million. The unrealized loss on the contracts on June 29, 2003, was $0.1 million. A 15% appreciation of the Japanese Yen would result in an unrealized loss of $0.4 million, while depreciation in the exchange rate of the Japanese Yen of approximately 15% would result in an unrealized gain of $0.3 million.

     On June 29, 2003, the notional amount of outstanding Japanese Yen forward contracts that are designated as balance sheet hedges was $16.4 million. The unrealized gain on the contracts on June 29, 2003, was $0.3 million. A 15% appreciation of the Japanese Yen would result in an unrealized loss of $2.9 million. Depreciation in the exchange rate of the Japanese Yen of approximately 15% would result in an unrealized gain of $2.1 million.

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300.0 million in order to hedge changes in the fair value of the Company’s 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest rates payments based on LIBOR. At June 29, 2003, the fair value of the swap, $19.2 million, was recorded in other long-term assets. An increase in rates by 1% would result in a decline in the fair value of the swap of $7.7 million. A decrease in rates by 1% would result in an increase in the fair value of the swap of $9.0 million.

Item 8. Consolidated Financial Statements and Supplementary Data

     The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 14(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 6, “Selected Consolidated Financial Data”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

     We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders to be held November 6, 2003 (the Proxy Statement), and certain information included therein is incorporated herein by reference. (However, the Report of the Audit Committee, Compensation Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption “Executive Officers of the Company”, which information is incorporated herein by this reference.

Item 10. Directors and Executive Officers of the Registrant

     The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal No. 1-Election of Directors.”

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation and Other Information.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Proposal No. 1-Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions”.

Item 14. Controls and Procedures

     As of the close of our fiscal year ended June 29, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is reasonably effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that disclosure controls and procedures cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Index to Financial Statements

     2.     Index to Financial Statement Schedules

Page

Schedule II—Valuation and Qualifying Accounts	93

     Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

     3.     See (c) of this Item 14, which is incorporated herein by reference.

     (b) Reports on Form 8-K

          The following reports on Form 8-K furnished information to the Securities and Exchange Commission during the fiscal fourth quarter ending June 29, 2003:

     On April 16, 2003, we furnished information on a Current Report on Form 8-K to the Securities and Exchange Commission reported under “Item 12. Results of Operations and Financial Condition”, that on April 16, 2003, Lam Research Corporation had issued a press release announcing its fiscal 2003 third quarter results.

     On April 23, 2003, we furnished information on a Current Report on Form 8-K to the Securities and Exchange Commission reported under “Item 12. Results of Operations and Financial Condition”, that had been disclosed at our April 16, 2003, conference call complementary to our April 16, 2003, financial press release for our fiscal 2003 third quarter.

     (c)  The list of Exhibits is set forth on pages 94 to 100 of this Form 10-K and are incorporated herein by this reference.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 29,	June 30,
	2003	2002

ASSETS
Cash and cash equivalents	$167,343	$172,431
Short-term investments	340,070	701,774
Accounts receivable, less allowance for doubtful accounts of $3,789 in 2003 and $4,995 in 2002	107,602	132,113
Inventories	112,016	180,799
Prepaid expenses and other assets	12,679	43,080
Deferred income taxes	133,066	125,227

Total current assets	872,776	1,355,424
Property and equipment, net	48,771	67,496
Restricted cash	118,468	70,983
Deferred income taxes	87,032	86,231
Other assets	71,228	52,157

Total assets	$1,198,275	$1,632,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$35,518	$59,806
Accrued expenses and other liabilities	131,144	159,012
Deferred profit	45,309	63,435
Current portion of long-term debt and other long-term liabilities	5,011	315,291

Total current liabilities	216,982	597,544
Long-term debt and other long-term liabilities, less current portion	332,209	359,691
Commitments and contingencies
Stockholders’ equity:
Preferred stock at par value of $0.001 per share; 5,000 shares authorized, none outstanding	—	—
Common stock at par value of $0.001 per share
Authorized — 400,000 shares; issued and outstanding, 127,435 shares at June 29, 2003 and 127,978 shares at June 30, 2002	127	128
Additional paid-in capital	560,273	542,228
Deferred stock-based compensation	(2,769)	—
Treasury stock, at cost; 2,712 and 478 shares in 2003 and 2002, respectively	(38,670)	(9,100)
Accumulated other comprehensive loss	(13,694)	(15,240)
Retained earnings	143,817	157,040

Total stockholders’ equity	649,084	675,056

Total liabilities and stockholders’ equity	$1,198,275	$1,632,291

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended

	June 29,	June 30,	June 24,
	2003	2002	2001

Total revenue	$755,234	$943,114	$1,519,789
Cost of goods sold	452,369	632,319	862,321
Cost of goods sold — restructuring charges (recoveries)	(964)	5,926	3,989
Cost of goods sold — patent settlement	—	38,780	—

Total cost of goods sold	451,405	677,025	866,310

Gross margin	303,829	266,089	653,479
Research and development	160,493	179,217	227,248
Selling, general and administrative	132,820	161,860	218,919
Restructuring charges, net	15,901	44,850	12,780
Purchased technology for research and development	—	—	8,000

Total operating expenses	309,214	385,927	466,947

Operating income (loss)	(5,385)	(119,838)	186,532

Other income (expense):
Interest income	15,804	31,703	31,950
Interest expense	(6,096)	(26,185)	(19,980)
Loss on equity derivative contracts in Company stock (EITF 00-19)	(16,407)	(8,236)	—
Other, net	(3,561)	(5,439)	3,132

	(10,260)	(8,157)	15,102

Income (loss) before income taxes and cumulative effect adjustments	(15,645)	(127,995)	201,634
Income tax expense (benefit)	(7,906)	(37,944)	60,497

Income (loss) before cumulative effect adjustments	(7,739)	(90,051)	141,137
Cumulative effect of EITF 00-19, no related tax	—	—	33,074
Cumulative effect of SAB 101, net of $81,441 related tax benefit	—	—	(122,105)

Net income (loss)	$(7,739)	$(90,051)	$52,106

Net income (loss) per share:
Basic:
Income (loss) before cumulative effect of changes in accounting principles	$(0.06)	$(0.71)	$1.14
Cumulative effect of EITF 00-19	—	—	$0.27
Cumulative effect of SAB 101	—	—	$(0.99)

Basic net income (loss) per share	$(0.06)	$(0.71)	$0.42

Diluted:
Income (loss) before cumulative effect of changes in accounting principles	$(0.06)	$(0.71)	$1.07
Cumulative effect of EITF 00-19	—	—	$0.25
Cumulative effect of SAB 101	—	—	$(0.92)

Diluted net income (loss) per share	$(0.06)	$(0.71)	$0.39

Number of shares used in per share calculations:
Basic	126,300	126,356	123,856

Diluted	126,300	126,356	132,243

Pro forma amounts with the change in accounting principle related to SAB 101 applied retroactively (unaudited):
Total revenue	—	—	$1,519,789
Net income	—	—	$174,211
Net income per share:
Basic	—	—	$1.41
Diluted	—	—	$1.32
Number of shares used in pro forma per share calculations:
Basic	—	—	123,856

Diluted	—	—	132,243

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended

	June 29,	June 30,	June 24,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,739)	$(90,051)	$52,106
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, EITF 00-19	—	—	(33,074)
Cumulative effect of change in accounting principle, SAB 101 net of tax	—	—	122,105
Loss on equity derivative contracts in Company stock	16,407	8,236	—
Depreciation and amortization	38,753	57,814	58,727
Deferred income taxes	(8,640)	(34,166)	(7,027)
Restructuring charges, net	14,937	50,776	16,769
Amortization of premiums on securities	6,214	6,524	—
Patent settlement	—	33,780	—
Asset impairment charge	—	9,500	—
Loss on disposal of long-lived assets	1,372	3,124	—
Purchased technology for research and development	—	—	8,000
Other	1,272	2,835	(442)
Changes in working capital accounts:
Accounts receivable, net of allowance	(84,516)	44,468	(168,048)
Sales of accounts receivable	108,175	73,778	236,608
Inventories	63,454	96,511	(73,118)
Prepaid expenses and other assets	(2,852)	6,255	(122)
Trade accounts payable	(24,306)	5,237	(17,828)
Deferred profit	(18,390)	(187,435)	45,776
Accrued expenses and other liabilities	(34,899)	(65,389)	(28,557)
Tax benefit from employee stock options	—	—	49,412

Net cash provided by operating activities	69,242	21,797	261,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,264)	(10,619)	(64,395)
Purchases of available-for-sale securities	(671,068)	(2,734,748)	(1,359,095)
Sales and maturities of available-for-sale securities	1,026,558	2,669,349	1,017,861
Purchase of investments for restricted cash, net	(47,485)	(10,500)	—
Strategic investments	—	—	(14,000)
Other, net	617	(1,609)	(7,915)

Net cash provided by/(used for) investing activities	296,358	(88,127)	(427,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	—	359,604
Principal payments on long-term debt and capital lease obligations	(361,407)	(8,693)	(23,876)
Treasury stock purchases	(39,122)	(10,678)	(45,070)
Reissuances of treasury stock	12,499	16,292	24,489
Proceeds from issuance of common stock	14,683	19,383	6,706

Net cash provided by/(used for) financing activities	(373,347)	16,304	321,853

Effect of exchange rate changes on cash	2,659	798	(3,993)

Net increase (decrease) in cash and cash equivalents	(5,088)	(49,228)	151,603
Cash and cash equivalents at beginning of year	172,431	221,659	70,056

Cash and cash equivalents at end of year	$167,343	$172,431	$221,659

Supplemental disclosures:
Cash payments for interest	$20,036	$28,717	$20,111

Cash payments for income taxes	$5,674	$4,564	$14,968

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Deferred	Accumulated
	Common		Additional		Stock-	Other
	Stock	Common	Paid-In	Treasury	Based	Comprehensive	Retained
	Shares	Stock	Capital	Stock	Compensation	Income/(Loss)	Earnings	Total

Balance at June 25, 2000	124,389	$124	$441,949	$(26,438)	$—	$(7,501)	$227,290	$635,424

Sale of common stock	1,756	2	6,705	—	—	—	—	6,707
Income tax benefit from stock option transactions	—	—	49,412	—	—	—	—	49,412
Purchase of treasury stock	(2,405)	(2)		(45,070)	—	—	—	(45,072)
Reissuance of treasury stock	1,177	1	—	49,604	—	—	(25,115)	24,490
Components of comprehensive income:
Net income	—	—		—	—	—	52,106	52,106
Foreign currency translation adjustment	—	—	—	—	—	(15,631)	—	(15,631)
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	4,937	—	4,937

Total comprehensive income								41,412

Balance at June 24, 2001	124,917	125	498,066	(21,904)	—	(18,195)	254,281	712,373

Sale of common stock	2,491	3	22,682	—	—	—	—	22,685
Warrant issued	—	—	21,480	—	—	—	—	21,480
Purchase of treasury stock	(615)	(1)	—	(10,678)	—	—	—	(10,679)
Reissuance of treasury stock	1,185	1	—	23,482	—	—	(7,190)	16,293
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(90,051)	(90,051)
Foreign currency translation adjustment	—	—	—	—	—	6,674	—	6,674
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	—	(3,719)	—	(3,719)

Total comprehensive loss								(87,096)

Balance at June 30, 2002	127,978	128	542,228	(9,100)	—	(15,240)	157,040	675,056

Sale of common stock	1,696	2	14,683	—	—	—	—	14,685
Purchase of treasury stock	(3,497)	(4)	—	(47,553)	—	—	—	(47,557)
Reissuance of treasury stock	1,258	1	—	17,983	—	—	(5,484)	12,500
Deferred stock-based compensation	—	—	3,362	—	(3,362)	—	—	—
Amortization of deferred compensation	—	—	—	—	593	—	—	593
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(7,739)	(7,739)
Foreign currency translation adjustment	—	—	—	—	—	1,305	—	1,305
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	—	(925)	—	(925)
Unrealized gain on financial instruments, net	—	—	—	—	—	1,166	—	1,166

Total comprehensive loss								(6,193)

Balance at June 29, 2003	127,435	$127	$560,273	$(38,670)	$(2,769)	$(13,694)	$143,817	$649,084

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2003

Note 1: Company and Industry Information

     Lam Research Corporation (the Company) designs, manufactures, markets, and services semiconductor processing equipment used in the fabrication of integrated circuits. The Company’s product offerings include etch systems with a wide range of applications, chemical mechanical planarization (CMP) and post-CMP wafer cleaning systems as well as post-sale services and support for these systems. The Company sells its products primarily to companies involved in the production of semiconductors in the United States, Europe, Japan and Asia Pacific. Credit risk evaluations, including trade references, bank references and Dunn & Bradstreet ratings are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.

     The semiconductor industry has historically been cyclical and has experienced periodic downturns, which have had a material adverse effect on the semiconductor industry’s demand for wafer processing equipment, including equipment manufactured and marketed by the Company. Certain of the components and subassemblies included in the Company’s products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have a severe near-term effect on the Company’s operating results and could result in damage to customer relationships.

Note 2: Summary of Significant Accounting Policies

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

     Revenue Recognition: The Company recognizes all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its system installation obligations, received customer acceptance, or is otherwise released from its installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue where it can be reliably demonstrated that the delivered system meets all of the customer specifications. Revenue related to sales of spare parts, system upgrade kits, and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount and a term of more than one month is recognized on a straight-line basis over the term of the contract.

     The Company changed its revenue recognition policy in the fourth quarter of fiscal 2001,

effective June 26, 2000, based on guidance provided in Securities and Exchange Commission (SEC), Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.”

     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual cost on a first-in, first-out basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify when title transfers, the Company assumes title transfers when it completes physical delivery of the products unless other customer practices prevail.

     Management evaluates the need to record adjustments for impairment of inventory at least quarterly. The Company’s policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written-down to its estimated market value, if less than cost. Inherent in the estimates of market value are management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

     Warranty: Typically, marketing and selling semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company provides standard warranties on its systems that run generally for a period of 12 months from acceptance, not to exceed 14 months from shipment of the system to the customer. The Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region and any known differences such as tool reliability improvements. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

     In addition to the provision of standard warranties, the Company provides customer-paid extended warranty services. Revenues for extended maintenance and warranty services, with a fixed payment amount and a term of more than one month, are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

     Employee Stock Purchase Plan and Employee Stock Option Plans: The Company accounts for its employee stock purchase plan (ESPP) and stock option plans under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (APB 25) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44) and makes pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148), which amends Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (FAS 123). The Company’s ESPP is a non-compensatory plan, and the Company’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123 and FAS 148 as if the Company had accounted for its stock option and stock purchase plans under the fair value method of FAS 123 and FAS 148. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable and requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP

	June 29,	June 30,	June 24,	June 29,	June 30,	June 24,
	2003	2002	2001	2003	2002	2001

Expected life (years)	2.4	3.8	3.0	0.63	0.42	0.54
Expected stock price volatility	74.0%	71.0%	83.0%	74.0%	71.0%	83.0%
Risk-free interest rate	1.5%	4.1%	4.9%	1.5%	4.1%	4.9%

     The weighted-average fair value of options granted during 2003, 2002, and 2001 was $4.47, $11.77, and $12.15 per share, respectively. The weighted-average fair value of shares granted under the ESPP plans during fiscal 2003, 2002, and 2001, was $5.07, $6.34, and $6.08 per share, respectively.

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the option’s vesting period (for options) and the respective four, six, twelve, or sixteen-month purchase periods (for stock purchases under the employee stock purchase plan). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under FAS 123, as amended by FAS 148:

	June 29,	June 30,	June 24,
	2003	2002	2001

	(in thousands, except per share amounts)
Income (loss) before cumulative effect of changes in accounting principles — as reported	$(7,739)	$(90,051)	$141,137
Add: compensation expense recorded under APB 25, net of tax	616	1,724	542
Deduct: FAS 123 compensation expense, net of tax	43,226	34,524	41,606
Income (loss) before cumulative effect of changes in accounting principles — pro forma	(50,349)	(122,851)	100,073
Net income (loss) — as reported	(7,739)	(90,051)	52,106
Net income (loss) — pro forma	(50,349)	(122,851)	11,042
Basic income (loss) per share before cumulative effect of changes in accounting principles — as reported	(0.06)	(0.71)	1.14
Basic income (loss) per share before cumulative effect of changes in accounting principles — pro forma	(0.40)	(0.97)	0.81
Basic net income (loss) per share — as reported	(0.06)	(0.71)	0.42
Basic net income (loss) per share — pro forma	(0.40)	(0.97)	0.09
Diluted income (loss) per share before cumulative effect of changes in accounting principles — as reported	(0.06)	(0.71)	1.07
Diluted income (loss) per share before cumulative effect of changes in accounting principles — pro forma	(0.40)	(0.97)	0.76
Diluted net income (loss) per share — as reported	(0.06)	(0.71)	0.39
Diluted net income (loss) per share — pro forma	$(0.40)	$(0.97)	$0.08

     Deferred Income Taxes: The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized, $220.1 million at June 29, 2003. Realization of the Company’s net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. The Company’s current valuation allowance of $36.7 million covers the tax benefit from the exercise of employee stock options and foreign tax credits. When the stock option tax benefits are realized, a portion of the valuation allowance will be reversed and credited to capital in excess of par value. When the foreign tax credits are realized, the remaining portion of the valuation allowance will be reversed through the tax provision (benefit) in the statement of operations as a reduction of income tax expense.

     Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 29, 2003 and included 52 weeks. The fiscal year ended on June 30, 2002, included 53 weeks, and the extra week did not have a material impact on the Company’s consolidated financial statements. The Company’s next fiscal year, ending on June 27, 2004, will include 52 weeks.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents and Short-Term Investments: All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company marks-to-market its investment portfolio. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the realized gains and losses on investments.

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

     Restructuring Charges: In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company early-adopted FAS 146 in the quarter ended December 29, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management, with the proper level of authority, approves the specific actions under a plan, communicates the reduction activities and severance packages to the affected employees, and vacates the facilities included in the plan. Accruals related to vacated facilities are calculated net of estimated sublease income, and leasehold improvements related to vacated facilities are written off as these items have no future economic benefit. Sublease income is estimated based on current market estimates. If the Company is unable to sublet the vacated properties on a timely basis, the Company adjusts the accrual accordingly.

     Impairment of Long-Lived Assets: The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     Investments in Derivative Financial Instruments Indexed to Lam Research Corporation Stock: In November 2000, the FASB’s Emerging Issues Task Force (EITF) reached final consensus on EITF Issue No. 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer,” for the purposes of applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). EITF Issue No. 96-13 addresses accounting for equity derivative contracts indexed to, and potentially settled in, a company’s own stock (equity derivatives) by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities.

     The Company’s equity derivatives included certain put and call options indexed to its own stock. Application of EITF 00-19 required these instruments to be recorded at their fair value at the end of each reporting period and the changes in fair value recorded as a gain or loss on the Company’s statement of operations. These equity derivatives were collateralized by restricted cash and could not be settled in unregistered shares. They were classified as other short-term assets and were settled in the first quarter of fiscal 2003 (See Note 6).

     Derivative Financial Instruments: The Company holds derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with its long-term debt, foreign currency exchange rate fluctuations on the value of its cash flows from forecasted revenue denominated in Japanese Yen and foreign currency denominated assets. Derivatives that qualify for hedge accounting are discussed in detail in Note 5 to these consolidated financial statements.

     The Company does not purchase derivatives for speculative or for trading purposes. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

     When derivative instruments are designated and qualify as effective hedges of identified fair value exposures, the Company is able to offset changes in the fair value of the identified exposures by changes in the fair value of the hedging instruments. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in operations without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment.

     To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates and interest rates observed in the market.

     The Company considers its most current outlook in determining the level of foreign currency denominated intercompany revenues to hedge. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenues are hedged for exposures to fluctuations in foreign currency exchange rates. Should the level of revenues expected not occur, the Company’s investments in derivatives used to hedge changes in foreign currency exchange rates may not qualify for hedge accounting.

     To hedge interest rate risk, an interest rate swap is used in connection with the Company’s Convertible Subordinated Notes (4% Notes) in which the Company pays a variable interest rate and receives a fixed interest rate. This instrument is valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments arising under the swap. The variable cash payments are based on an expectation of future interest rates derived from observed market interest rate curves. The Company has not changed its methods of calculating fair values or developing the underlying assumptions. The values of these derivatives will change over time as cash receipts and payments are made and as market conditions change. In future periods, if changes in the fair value of the swap are no longer effective at hedging changes in the fair value of its fixed rate 4% Notes, the interest rate swap may no longer qualify for hedge accounting treatment. Information about the fair values, notional amounts, and contractual terms of these instruments can be found in Note 5 to these consolidated financial statements.

     The Company does not believe that it is exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are established and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese Yen), so there is minimal risk that appropriate derivatives to maintain our hedging program would not be available in the future.

     Foreign Currency: Through fiscal year 2003, the functional currencies of the Company’s European, Japanese and Asia Pacific subsidiaries are generally the individual subsidiaries’ local currencies. The Company’s subsidiaries primarily generate and expend cash in their local currency; billings and receipts for their labor and services are primarily denominated in the local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company’s cash flows and there is an active local sales market for the foreign subsidiaries’ products and services. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as cumulative translation adjustments, which are a component of accumulated other comprehensive income (loss).

     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2003 presentation.

Note 3: Recent Accounting Pronouncements

     Costs associated with Exit or Disposal Activities: FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The principal difference between FAS 146 and EITF 94-3 relates to FAS 146’s requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company early-adopted FAS 146 in the quarter ended December 29, 2002 and applied its accounting provisions to the restructuring activities initiated during the quarters ended December 29, 2002, March 30, 2003, and June 29, 2003 (see Note 21). No restructuring activities were initiated during the quarter ended September 29, 2002.

     Accounting for Revenue Arrangements with Multiple Deliverables: In November 2002, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple deliverables (products, services, and/or rights to use assets). The provisions of EITF 00-21 will be applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not anticipated to have a material impact on the

Company’s financial position or results of operations.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires the guarantor to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others” which is superseded by FIN 45. FIN 45’s disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued after December 31, 2002. The provisions of FIN 45 did not have a material impact on the Company’s financial position or results of operations upon adoption. (See Note 18).

     Accounting for Stock-Based Compensation - Transition and Disclosure: In December 2002, the FASB issued FAS 148, which amends FAS 123, “Accounting for Stock-Based Compensation”. FAS 148 provides alternative methods of transition for a voluntary change to the “fair value” method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 and requires prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on a company’s financial position and results of operations. The transition guidance and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted the interim disclosure requirements of FAS 148 for financial statements in its fiscal quarter ended March 30, 2003. The Company intends to continue to account for its stock option plans and stock purchase plans under the provisions of APB 25 and FIN 44. Accordingly, the adoption of FAS 148 did not have a material impact on the Company’s financial position or results of operations.

     Consolidation of Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), sometimes formerly referred to as a special-purpose entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 requires the consolidation of a VIE by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the VIE’s residual returns or both.

     The effective date of the new rules under FIN 46 on the Company’s existing operating leases is the first quarter of fiscal 2004, and immediately on any new leases entered into after January 31, 2003, which utilize VIEs or equivalent lease structures. FIN 46 is not anticipated to have a material impact on the Company’s financial position or results of operations because the Company has transferred certain of its operating lease agreements to a new lessor that does not qualify as a VIE (See Note 17).

     Amendment of Statement 133 on Derivative Instruments and Hedging Activities: In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of

Statement 133 on Derivative Instruments and Hedging Activities”, (FAS 149). FAS 149 amends FAS 133 for decisions made as part of the Derivatives Implementation Group (DIG) and changes financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, FAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS 133, (2) clarifies when a derivative contains a financing component that requires reporting as cash flows from financing activities in the statement of cash flows and (3) amends the definition of an “underlying” to correspond to the language in FIN 45. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that require separate accounting. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of FAS 149 that codify the previous decisions made by the DIG are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of FAS 149 is not anticipated to have a material impact on the Company’s financial position or results of operations.

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (FAS 150). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 represents a significant change in practice in the accounting for a number of financial instruments including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or indexed to, an obligation to buy back the issuer’s shares, regardless of whether the instrument is settled on a net-cash or gross physical basis, (2) obligations that can be settled in shares but meet one of the following conditions: (a) derive their value predominately from some other underlying, or (b) have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares. Many of the instruments within the scope of FAS 150 were previously classified by the issuer as equity or temporary equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective the first quarter of fiscal 2004. The adoption of FAS 150 is not anticipated to have a material impact on the Company’s financial position or results of operations.

Note 4: Financial Instruments

Investments at June 29, 2003 and June 30, 2002, consist of the following:

	June 29,			June 30,
	2003			2002

		Unrealized	Fair		Unrealized	Fair
	Cost	Gains	Value	Cost	Gains	Value

	(in thousands)
Available-for-sale:
Institutional Money Market Funds	$119,805	$—	$119,805	$145,700	$—	$145,700

Amounts included in cash and cash equivalents	119,805	—	119,805	145,700	—	145,700

Auction Rate Notes and Preferred Stock	106,186	—	106,186	202,549	—	202,549
Municipal Bonds and Notes	83,773	603	84,376	112,650	—	112,650
Treasury and Agency Notes	54,344	364	54,708	—	—	—
Bank and Corporate Notes	53,862	79	53,941	197,445	—	197,445
International - $US Denominated	40,739	120	40,859	189,130	—	189,130

Amounts included in short-term investments	338,904	1,166	340,070	701,774	—	701,774

Institutional Money Market Funds	118,468	—	118,468	51,357	—	51,357
Agency Notes	—	—	—	19,626	—	19,626

Amounts included in restricted cash	118,468	—	118,468	70,983	—	70,983

Total Available-for-sale	$577,177	$1,166	$578,343	$918,457	$—	$918,457

     The Company marks-to-market its investment portfolio. At June 30, 2002, it was management’s estimate that the fair market values of the Company’s investments in debt securities and restricted cash materially approximated their carrying values (cost). Realized gains and (losses) from investments sold were approximately $196,000 and ($92,000) in fiscal 2003 and $326,000 in fiscal 2002. Realized gains and (losses) for investments sold are based on specific identification. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The fair value of the Company’s investments in auction rate preferred securities is based upon par value, which approximates fair value due to the nature of the instruments.

     The Company’s available-for-sale securities are invested in financial instruments with a minimum rating of A2 or A, as rated by Moody’s or Standard & Poor’s (S&P), respectively.

     The amortized cost of investments in debt securities with contractual maturities is as follows:

	June 29,		June 30,
	2003		2002

		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value

	(in thousands)
Due in less than one year	$328,577	$328,922	$574,602	$574,602
Due after one year through five years	142,414	143,235	141,306	141,306

Total investments in debt securities	$470,991	$472,157	$715,908	$715,908

     Management has the ability and intent, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.

     The carrying and fair values of the Company’s other financial instruments are as follows:

	June 29, 2003		June 30, 2002

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in thousands)
Equity derivative contracts in Company stock	$—	$—	$24,838	$24,838
Convertible subordinated notes	(319,322)	(292,841)	(613,268)	(565,513)
Other debt	(248)	(248)	(49,032)	(49,032)
Foreign currency forward contracts	128	128	(779)	(779)
Interest rate swaps	$19,215	$19,215	$3,203	$3,203

     The fair value of the Company’s convertible subordinated notes and the Company’s other long-term debt is estimated based on the current rates available for debt instruments with comparable terms and maturities. The fair value of the Company’s foreign currency forward contracts is estimated based upon the Japanese Yen exchange rates at June 29, 2003 and June 30, 2002, respectively. See Note 6 for a discussion of the equity derivative contracts in the Company’s stock and its fair value.

     At June 29, 2003, and June 30, 2002, the notional amount of outstanding Japanese Yen forward contracts that are designated as cash flow hedges was $2.2 million and $48.3 million respectively. On the same dates, the notional amount of Japanese Yen forward contracts that are designated as balance sheet hedges was $16.4 million and $13.7 million, respectively.

     The Company has an agreement to sell specific U.S. Dollar-denominated receivables, subject to recourse provisions to a financial institution. At June 29, 2003 and June 30, 2002, $37.5 million and $36.0 million of these receivables, respectively, remained uncollected, of which $2.8 million and $3.6 million at June 29, 2003 and June 30, 2002, respectively, were subject to recourse provisions.

     The Company had a similar agreement with a bank to sell specific Japanese Yen-denominated receivables, subject to recourse provisions. At June 29, 2003 no sold Japanese Yen-denominated receivables were outstanding. At June 30, 2002, $2.0 million of these receivables sold to the bank remained uncollected, of which there were no amounts subject to recourse provisions.

Note 5: Derivative Financial Instruments and Hedging

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company has acquired and holds derivative financial instruments to hedge a variety of risks and exposures including interest rate fluctuation risks associated with our long-term debt, foreign currency exchange rate fluctuations on the value of expected cash flows from forecasted revenue transactions denominated in Japanese Yen and foreign currency denominated assets. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) are recognized in earnings immediately. The Company does not use derivatives for trading purposes.

     The Company’s policy is to attempt to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. In Japan, the Company generally sells its systems, spare parts and services under contracts denominated in Japanese Yen. Therefore, in the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated cash flows resulting from sales in Japanese Yen, the Company instituted a foreign currency cash flow hedging program. The Company entered into foreign currency forward exchange contracts that generally expired within 12 months, and no later than 24 months. These foreign currency forward exchange contracts, were designated as cash flow hedges and carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized.

     For the fiscal years ended June 29, 2003 and June 30, 2002, the Company recognized net losses of $0.1 million and net gains of $2.2 million, respectively, for cash flow hedges that had been discontinued, because the original forecasted transactions did not or are not expected to occur. The losses and gains are recorded in other income (expense) in the respective June 29, 2003 and June 30, 2002, consolidated statements of operations. Additionally, for the fiscal year ended June 30, 2002, the Company recognized net losses of $0.1 million related to the time value excluded from the assessment of hedge ineffectiveness.

     The following table summarizes activity in accumulated other comprehensive income (loss), net of tax, related to derivatives classified solely as cash flow hedges held by the Company:

	June 29,	June 30,
	2003	2002

	(in thousands)
Deferred cash flow hedging gains, beginning of year	$1,218	$4,937
Reclassified into earnings from accumulated other comprehensive loss	141	(3,446)
Changes in fair value of derivative financial instruments, net	(1,066)	(273)

Deferred cash flow hedging gains, end of year	$293	$1,218

     At June 29, 2003, the Company expects to reclassify the balance of deferred hedging gains and losses, net, included in accumulated other comprehensive income (loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

     The Company also enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated intercompany receivables. Under FAS 133, these are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated intercompany receivables.

     See Note 4 for a summary of the aggregate fair value of all outstanding foreign currency forward contracts.

     The Company also has a policy to minimize, where possible and practical, the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Notes, the Company is a party to an interest rate swap agreement (the swap) with a notional amount of $300.0 million. Under the terms of the swap, the Company exchanges the fixed interest payments on its 4% Notes for variable interest payments based on the London Interbank Offered Rate (LIBOR). The swap is accounted for as a fair value hedge under the provisions of FAS 133. Fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component, are recorded in earnings, and offset by changes in the fair value of the swap, which are also recorded in earnings.

     As a result of designating the swap as a hedge of its 4% Notes, the carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate. For the fiscal years ended June 29, 2003 and June 30, 2002, the carrying value of the 4% Notes included in long-term debt and other long-term liabilities increased by approximately $15.8 million and $ 3.5 million, respectively. Over the same 12 month periods, the fair value of the swap, included in long-term assets, increased by approximately $16.0 million and $3.2 million, respectively, with the corresponding gains and losses for the twelve- month periods recorded in other income (expense). For the fiscal years ended June 29, 2003, and June 30, 2002, the Company recognized net gains of $0.2 million and net losses of $0.3 million, respectively, in other income (expense) resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes.

Note 6: Equity Derivative Contracts In Company Stock

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

     On August 23, 2002, the Company settled its outstanding equity derivative contracts by purchasing approximately 3.5 million shares of the Company’s common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, the Company was able to repurchase the shares recording a life to date gain of $8.4 million ($2.41 per share) from their then market value. As a result of this transaction, the Company recognized an increase in treasury stock of $47.6 million.

     Based on the $13.60 market price of the Company’s common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts’ fair value was recorded as a non-taxable loss in other expense in the June 29, 2003 consolidated statements of operations.

Note 7: Inventories

     Inventories consist of the following:

	June 29,	June 30,
	2003	2002

	(in thousands)
Raw Materials	$67,259	$108,595
Work-in-process	27,034	45,309
Finished goods	$17,723	$26,895

	$112,016	$180,799

Note 8: Property and Equipment

     Property and equipment consists of the following:

	June 29,	June 30,
	2003	2002

	(in thousands)
Manufacturing and office equipment	$114,609	$123,117
Leasehold improvements	57,497	65,749
Furniture and fixtures	5,031	5,246
Computer equipment and software	67,624	73,769

	244,761	267,881
Less accumulated depreciation and amortization	(195,990)	(200,385)

	$48,771	$67,496

Note 9: Accrued Expenses and Other Liabilities

     The significant components of accrued expenses and other liabilities consist of the following:

	June 29,	June 30,
	2003	2002

	(in thousands)
Accrued compensation	$55,610	$51,853
Warranty reserves	16,985	16,762
Income and other taxes payable	23,796	24,500
Restructuring charges	9,840	15,434
Other	24,913	50,463

	$131,144	$159,012

     No individual component of “Other” exceeds 5% of total current liabilities for the periods presented.

Note 10: Intangible Assets

     Effective with the beginning of fiscal 2003, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 142 requires that goodwill and certain other intangible assets be tested for impairment at least annually and written down only when determined to be impaired, replacing the previous accounting practice of ratably amortizing these items over their estimated useful lives. Intangible assets other than goodwill that have a finite life continue to be amortized over their useful lives. The Company has no goodwill or intangible assets with indefinite lives. The Company’s finite-lived intangible assets consist of purchased intellectual property rights and the licensed use of patents that are being amortized over their expected useful lives. Consequently, there was no impact on the Company’s financial position or results of operations upon the adoption of FAS 142. The Company performed an annual test for impairment of these assets during fiscal 2003 and as of June 29, 2003, no impairment has been recorded.

     The Company’s finite-lived intangible assets consist of the following:

	June 29, 2003		June 30, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Intellectual property rights	$3,500	$2,050	$3,500	$1,350
Licenses	2,700	1,620	2,700	540

	$6,200	$3,670	$6,200	$1,890

     Total amortization expense for the fiscal years ended June 29, 2003 and June 30, 2002, was $1.8 million and $1.2 million, respectively. Intellectual property rights have an estimated useful life of 5 years and licenses have an estimated useful life of 2.5 years. The weighted-average amortization period of all intangible assets is approximately 4.0 years.

     Estimated future intangible asset amortization expense for the next five fiscal years, is as follows:

Period	Amount

(in thousands)
Fiscal 2004	$1,780
Fiscal 2005	550
Fiscal 2006	200
Thereafter	—

$2,530

Note 11: Long-Term Debt and Other Long-Term Liabilities

     Long-term debt and other long-term liabilities consist of the following:

	June 29,	June 30,
	2003	2002

	(in thousands)
4% Convertible subordinated notes, interest payable semi-annually, due June 2006	$319,322	$303,505
5% Convertible subordinated notes, interest payable semi-annually, due September 2002	—	309,763
Japanese Yen-denominated bank loans with fixed interest rates from 2.08% to 4.25%, principal payable in quarterly and semi-annual installments from September 2001 to April 2004	—	497
Japanese Yen-denominated bank loan with floating interest rate	—	48,535
Other (1)	17,898	12,682

	337,220	674,982
Less current portion	(5,011)	(315,291)

	$332,209	$359,691

(1)  Other, in fiscal 2003 includes a long-term patent settlement obligation of approximately $7.5 million (See Note 25) and the long-term portion of the restructuring accrual related to vacated facilities of approximately $9.4 million (See Note 21). Other, in fiscal 2002 includes a long-term patent settlement obligation of approximately $12.5 million (See Note 25).

     The Company’s 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full.

     On January 28, 2003, the Company’s Japanese subsidiary repaid its ¥6.0 billion ($51.1 million at January 28, 2003) Japanese long-term loan in full.

     At June 29, 2003, obligations under debt financing consist primarily of our 4% Notes. Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $5.0 million and $6.7 million at June 29, 2003 and June 30, 2002, respectively.

Interest Rate Terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001

Conversion Rights	Convertible into the Company’s Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments

Redemption Terms	Redeemable at the Company’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company

     The carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate in connection with the Company’s fair value hedge accomplished through the swap transaction discussed in Note 5. At June 29, 2003 and June 30, 2002, the carrying value of the 4% Notes was increased by $15.8 million and $3.5 million, respectively (to $319.3 million and $303.5 million, respectively), with the corresponding losses recorded in other income (expense), offset by recorded gains of $16.0 million and $3.2 million on the carrying value of the swap.

     Under the terms of the transaction, the Company must provide collateral to match any unfavorable mark-to-market exposure on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to unfavorable the mark-to-market exposure on the swap. Therefore, the amount of cash collateral the Company will have to post in the future will fluctuate from quarter to quarter commensurate with the mark-to-market exposure on the swap instrument. Generally, the required collateral will rise as interest rates rise. At the end of fiscal 2003 and fiscal 2002, the Company had $6.0 million and $10.5 million, respectively, of collateral (reflected as restricted cash) recorded on the consolidated balance sheet related to this transaction.

     At June 29, 2003, future maturities of debt obligations and other long-term liabilities are as follows:

Short/Long-term
Debt and Other
Long-term
Liabilities

(in thousands)
Fiscal Year
2004	$5,011
2005	6,328
2006	322,397
2007	3,419
2008	65

$337,220

Note 12: Stockholders’ Equity

     During fiscal 2003, the Company settled its equity derivative contracts by purchasing approximately 3.5 million shares of the Company’s common stock for a total cash payment of $39.1 million, which represented a discount from the market price of the stock of approximately $2.41 per share. During fiscal 2002, the Company repurchased 600,000 shares of its common stock for $10.7 million under a share repurchase program approved by the Board of Directors on September 30, 1998, authorizing management to acquire up to 6.0 million shares of the Company’s common stock. During fiscal 2001, the Company repurchased approximately 2.4 million shares of the Company’s common stock for approximately $45.1 million. At June 29, 2003, 476,000 shares remain authorized for repurchase under this program.

     During the quarter ended December 29, 2002, the Company recorded $3.4 million of deferred stock-based compensation in stockholders’ equity, which was offset by a corresponding entry in additional paid-in capital in stockholders’ equity, in connection with the modification of terms of a fixed stock option award previously issued to the Company’s Chairman and Chief Executive Officer. The

modification extended the contractual life of the stock option for a period of three years and modified the vesting requirements. However, no changes were made to either the number of shares of the Company’s stock subject to the option, or the option’s exercise price. Accordingly, the modification resulted in the remeasurement of compensation expense based on the option’s intrinsic value on the date of modification in accordance with the provisions of APB 25 and FIN 44. The deferred compensation balance of $3.4 million is being amortized ratably over the vesting period of the modified options, or 16 quarters. Under the terms of this modification, if the Nasdaq National Market closing price of the Company’s common stock reaches or exceeds $20.00 per share, all unvested shares will immediately vest and become exercisable and all remaining deferred compensation will be immediately recognized as compensation expense. Total compensation expense recognized for the fiscal year ended June 29, 2003 was $593,000. Refer to Note 26 regarding an additional modification to the accelerated vesting provision of this stock option award subsequent to June 29, 2003.

Note 13: Net Income (Loss) Per Share

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

	Year Ended

	June 29,	June 30,	June 24,
	2003	2002	2001

	(in thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of changes in accounting principle	$(7,739)	$(90,051)	$141,137

Denominator:
Basic average shares outstanding	126,300	126,356	123,856
Effect of potential dilutive securities:
Employee stock plans and warrant	—	—	8,387

Diluted average shares outstanding	126,300	126,356	132,243

Income (loss) per share before cumulative effect of changes in accounting principle - Basic	$(0.06)	$(0.71)	$1.14

Income (loss) per share before cumulative effect of changes in accounting principle - Diluted	$(0.06)	$(0.71)	$1.07

Antidilutive securities excluded from the calculation (1)	18,166	5,064	4,838

(1)  For purposes of computing diluted net income per share, weighted-average potential common shares do not include outstanding warrants or stock options whose exercise prices exceed the average market value of the Company’s common stock for the period.

     Options, warrants and convertible securities were outstanding during fiscal 2003 and 2002, but approximately 10,395,000 and 24,715,000 potential common shares were excluded from the computation of diluted net loss per common share for fiscal 2003 and 2002 respectively, because the effect would have been antidilutive. For fiscal year 2001, diluted net income per share includes the assumed exercise of employee stock options. The assumed conversion of the 4% and 5% Convertible Subordinated Notes into 11,192,000 shares was antidilutive and therefore excluded from the computation of diluted net income per share in fiscal 2001.

Note 14: Comprehensive Income (Loss)

     The components of comprehensive income (loss), are as follows:

	Year Ended

	June 29,	June 30,	June 24,
	2003	2002	2001

	(in thousands)
Net income (loss)	$(7,739)	$(90,051)	$52,106
Foreign currency translation adjustment	1,305	6,674	(15,631)
Unrealized gain (loss) on fair value of derivative financial instruments, net	(925)	(3,719)	4,937
Unrealized gain on financial instruments,net	1,166	—	—

Comprehensive income(loss)	$(6,193)	$(87,096)	$41,412

     Accumulated other comprehensive income (loss), is as follows:

	June 29,	June 30,
	2003	2002

	(in thousands)
Accumulated foreign currency translation adjustment	$(15,153)	$(16,458)
Accumulated unrealized gain on derivative financial instruments	293	1,218
Accumulated unrealized gain on financial instruments	1,166	—

Accumulated other comprehensive loss	$(13,694)	$(15,240)

Note 15: Stock Option Plans and Stock Purchase Plan

     The Company has adopted stock option plans that provide for the grant to key employees of options to purchase shares of the Company’s Common Stock. In addition, the plans permit the grant of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The option price is determined by the Board of Directors or its designee, the plan administrator, but in no event will it be less than the fair market value of the Company’s Common Stock on the date of grant (no less than 85% of the fair market value at the date of grant in the case of nonstatutory options). Options granted under the plans vest over a period determined by the Board of Directors or the plan administrator. Under the automatic grant program, each outside director receives an option immediately exercisable for 12,000 shares of the Company’s Common Stock during December of each year during which the outside director serves, with the exercise price equal to the fair market value on the date of grant.

     A summary of stock option plan transactions follows:

	Available		Option	Weighted-
	For Grant	Outstanding	Price	Average

June 25, 2000	1,841,926	25,876,963	$1.75-53.00	$13.41
Additional amount authorized	909,428	—	—	—
Granted	(2,963,388)	2,963,388	14.38-40.25	21.94
Exercised	—	(1,747,566)	1.75-29.58	7.94
Canceled	2,173,636	(2,173,636)	3.33-53.00	21.43
Expired	(1,310)	—	—	—

June 24, 2001	1,960,292	24,919,149	$1.75-53.00	$14.13
Additional amount authorized	9,000,000	—	—	—
Granted	(9,736,347)	9,736,347	16.00-29.87	21.81
Exercised	—	(2,453,796)	1.75-29.58	7.85
Canceled	2,579,527	(2,579,527)	3.33-53.00	19.48
Expired	(347,836)	—	—	—

June 30, 2002	3,455,636	29,622,173	$3.33-53.00	$16.68
Additional amount authorized	3,000,000	—	—	—
Granted	(4,661,372)	4,661,372	7.03-22.74	11.12
Exercised	—	(1,719,354)	3.33-18.58	8.63
Canceled	1,862,396	(1,862,396)	6.33-50.46	21.61
Expired	(59,568)	—	—	—

June 29, 2003	3,597,092	30,701,795	$3.33-53.00	$16.02

     At June 29, 2003, 34,298,887 shares of Lam Common Stock were reserved for future issuance under the various stock option plans.

     Outstanding and exercisable options presented by price range at June 29, 2003 are as follows:

			Options Outstanding			Options Exercisable

				Weighted-
				Average	Weighted-		Weighted-
Range Of			Number Of	Remaining	Average	Number Of	Average
Exercise			Options	Life	Exercise	Options	Exercise
Prices			Outstanding	(Years)	Price	Exercisable	Price

$3.33	-	4.82	2,155,696	5.35	$4.77	2,155,696	$4.77
5.97	-	6.33	2,875,392	5.50	6.30	2,864,187	6.31
6.38	-	6.96	3,172,766	4.05	6.91	1,487,579	6.90
7.03	-	18.47	9,040,432	5.89	12.96	4,964,280	12.53
18.48	-	26.44	11,848,820	6.11	22.65	2,487,834	22.96
26.44	-	53.00	1,608,689	6.72	34.59	978,725	34.65

$3.33	-	53.00	30,701,795	5.75	$16.02	14,938,301	$13.22

     The 1997 Stock Incentive Plan and the 1999 Stock Option Plan provide for the grant of non-qualified stock option awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Initially, 9.0 million shares were reserved for issuance. The Board of Directors approved an additional 3.0 million shares, 9.0 million shares, and 500,000 shares, in fiscal years 2003, 2002, and 2001 respectively.

     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common

Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. During fiscal 2003, the Board approved an extension of the offering period to 16 months. The 1999 ESPP, approved by the Company’s stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (the 1984 ESPP). The Company has 9.0 million shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 3.0 million shares may be issued at any time and additional shares (up to 6.0 million total additional shares) may be issued for each share of the Company’s Common Stock which the Company redeems in public-market at private purchases and designated for this purpose.

     During fiscal 2003, 1,257,840 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 13,909,562 shares of the Company’s Common Stock were issued under the 1999 and 1984 ESPP Plans through June 29, 2003, at prices ranging from $0.09 to $31.84 per share. At June 29, 2003, 2,162,272 shares are available for purchase under all employee stock purchase plans.

     The Company’s Performance-Based Restricted Stock Plan (the RSP) was designed to reward executives based upon the achievement of certain predetermined goals. Grants are based on the fair market value of the Company’s Common Stock at the end of the quarter, provided the predetermined goals are met. The Company authorized 450,000 shares to be reserved for issuance under the RSP. During fiscal 2000 the Board of Directors approved that 409,428 shares, the balance in the 1996 RSP, be made available for issuance as stock options. At June 29, 2003, 55,220 of these shares are available for issuance as stock options, and 15,687 shares are subject to repurchase.

Note 16: Profit Sharing and Benefit Plans

     Profit sharing is awarded to employees based upon performance against certain corporate financial and operating goals. Distributions to employees by the Company are made semi-annually based upon a percentage of base salary, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $8.8 million, $2.7 million, and $43.4 million during fiscal years 2003, 2002, and 2001, respectively.

     The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 2% to 20% in fiscal 2003 and from 2% to 15% in fiscal 2002 and 2001 of his or her annual salary to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are participant directed. The Company made matching contributions of approximately $3.1 million, $4.0 million, and $4.7 million in fiscal 2003, 2002, and 2001, respectively.

Note 17: Commitments

Leases

     The Company leases most of its administrative, research and development (R&D) and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. All of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company an option to extend the leases for additional periods. Additionally, certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.

     Future minimum lease payments under operating leases agreements are as follows:

(in thousands)

2004	$15,349
2005	12,635
2006	9,275
2007	6,716
2008	101,548
Thereafter	617

$146,140

     Total rent expense, net of sublease income, for all leases amounted to approximately $14.9 million, $19.7 million, and $31.2 million, for fiscal years 2003, 2002, and 2001, respectively.

     The Company has subleased some of its buildings and currently is entitled to receive income of approximately $2.1 million, $2.6 million, $2.0 million, and $0.8 million for the fiscal years 2004, 2005, 2006, and 2007, respectively.

     For the fiscal years ended June 29, 2003, June 30, 2002 and June 24, 2001, the Company received sublease payments totaling $2.8 million, $3.9 million, and $4.4 million, respectively, on its subleased facilities.

     In March 2003, a lease agreement (the Agreement) relating to two properties (land and buildings) at the Company’s Fremont, California campus was transferred to a new lessor and amended and restated. The Agreement replaces the former lease that was due to expire in March 2003. As part of the Agreement, the Company has the option to purchase the buildings at any time for approximately $54.4 million. In addition, the Company is required to guarantee the lessor a residual value on the property of up to $48.4 million at the end of the lease term in fiscal 2008 (in the case that the lease is not renewed, the Company does not exercise its purchase option, and the lessor sells the property and the sale price is less than the lessor’s cost), which is reflected in the above future minimum lease payment table. Additionally, as part of the lease agreement, the Company maintains cash collateral of $54.4 million as of June 29, 2003 in separate, specified interest-bearing accounts. The lessor under the Agreement is a substantive independent leasing company that does not have the characteristics of a VIE as defined by FIN 46, and is therefore not consolidated by the Company.

     In June 2003, two lease agreements relating to four properties (land and buildings) at the Company’s Fremont, California campus were transferred to a new lessor and amended and restated (the Lease Agreement). In connection with this transaction, the leases were combined and transferred from the existing lessors to a new lessor, under a single lease structure. At the time of the amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of the Company’s past restructuring activities, and the loss was recorded as a restructuring charge during fiscal 2003. As a result, the Company recorded a $1.0 million liability for the loss on the leased property. As part of the Lease Agreement, the Company has the option to purchase the buildings at any time for approximately $58.0 million. In addition, the Lease Agreement requires the Company guarantee the lessor a residual value on the property of up to $50.3 million at the end of the lease term in fiscal 2008 (in the case that the lease is not renewed, the Company does not exercise its purchase option, and the lessor sells the property and the sale price is less than the lessor’s cost) which is reflected in the above future minimum lease payment table. Additionally, as part of the Lease Agreement, the Company maintains cash collateral of approximately $58.0 million in separate specified interest bearing accounts.

The lessor under the Lease Agreement is a substantive independent leasing company that does not have the characteristics of a VIE as defined by FIN 46, and is therefore not consolidated by the Company.

Purchase Obligations

     The Company’s contractual cash obligations relating to its purchase obligations as of June 29, 2003 are as follow:

(in thousands)

2004	$35,760
2005	16,450
2006	14,126
2007	10,195
2008	7,864
Thereafter	2,555

Total	$86,950

     During the second half of fiscal 2002, the Company began to enter into agreements with third parties to outsource certain elements of its manufacturing, warehousing, logistics, facilities maintenance, and information technology functions. During fiscal 2003, the Company continued to enter into agreements to outsource certain elements of its transactional and general and administrative functions. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges including the potential assumption of leases, assets and employees. In addition to the minimum spending commitments, these agreements provide for one-time transition charges of approximately $0.7 million in fiscal 2003, and $3.1 million in fiscal 2002. Transition charges are expensed in the period in which they are incurred.

     The Company has certain guaranteed purchase agreements in place where the Company is contractually obligated to purchase a minimum amount of materials related to the manufacture of its products. At June 29, 2003, the Company’s outstanding guaranteed purchase agreements for these agreements was approximately $10.5 million.

     Consignment inventories, which are owned by vendors but located in the Company’s discrete storage locations and warehouses, are not reported as inventory until title is transferred to the Company or its purchase obligation is determined. At June 29, 2003, vendor owned inventories held at the Company and not reported as inventory were approximately $6.4 million.

Note 18: Guarantees

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

     In March 2003 and June 2003, the Company transferred certain lease agreements relating to various properties at its Fremont, California campus to a new lessor (See Note 17). These agreements require the Company to guarantee residual values of the leased properties to the lessors at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options and the lessors sell the properties and the sale price is less than the lessors’ costs) of up to $98.7 million ($48.4 million and $50.3 million, respectively). The terms of the guarantees, are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, the Company recognized a liability of approximately $1.0 million ($0.5 million in March 2003 and $0.5 million in June 2003) for the related residual value guarantees under the leases. The value of these guarantees was determined by computing the estimated present value of the respective probability-weighted cash flows that might be expended under the guarantees over the respective leases’ term, discounted using the Company’s risk adjusted borrowing rate of approximately 2%. The values of these respective guarantees have been recorded as prepaid rent, with the offset recorded as a liability, and the amounts are being amortized to income (for the liability) and to expense (for the prepaid rent) on a ratable basis over the five-year period of the leases.

     The Company has issued certain indemnifications to its lessors under certain of its operating lease agreements, such as, indemnification for certain environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of June 29, 2003 the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at June 29, 2003, is approximately $5.2 million, the amount available under the overdraft protection agreement. As of June 29, 2003, the Company’s Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution to sell to the institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At June 29, 2003 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $2.8 million. As of June 29, 2003, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by its products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

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

     Changes in the Company’s product warranty reserves during the fiscal year ended June 29, 2003, were as follows:

(in thousands)

Balance at June 30, 2002	$16,762
Warranties issued during the period	19,380
Settlements made during the period	(18,226)
Change in liability for pre-existing warranties during the period, including expirations	(931)

Balance at June 29, 2003	$16,985

Note 19: Income Taxes

     Significant components of the provision (benefit) for income taxes attributable to income before income taxes and cumulative effects of changes in accounting principles are as follows:

	Year Ended

	June 29,	June 30,	June 24,
	2003	2002	2001

		(in thousands)
Federal:
Current	$1,016	$(1,527)	$58,595
Deferred	(5,856)	(45,074)	(309)

	(4,840)	(46,601)	58,286
State:
Current	(3,214)	175	206
Deferred	(2,581)	4,109	(5,218)

	(5,795)	4,284	(5,012)
Foreign:
Current	2,932	(2,742)	8,723
Deferred	(203)	7,115	(1,500)

	2,729	4,373	7,223

	$(7,906)	$(37,944)	$60,497

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets as of June 29, 2003 and June 30, 2002 are as follows:

	2003	2002

	(in thousands)
Deferred tax assets:
Tax benefit carryforwards	$164,286	$149,872
Accounting reserves and accruals deductible in different periods	59,264	65,648
Inventory valuation differences	37,836	52,061
Capitalized R&D expenses	17,808	15,151
Net undistributed profits of foreign subsidiaries	—	7,672
Warrants issued to Varian	8,270	—

Gross deferred tax assets	287,464	290,404

Deferred tax liabilities:
Temporary differences for capital assets	(8,326)	(5,784)
Unrealized gain	(2,856)	(3,311)
State cumulative temporary differences	(14,786)	(13,883)
Other	(4,743)	(3,734)

Gross deferred tax liabilities	(30,711)	(26,712)

Valuation allowance for deferred tax assets	(36,655)	(52,234)

Net deferred tax assets	$220,098	$211,458

     Approximately $23.9 million and $24.9 million of the valuation allowance for deferred tax assets, for fiscal 2003 and 2002, respectively, are attributable to stock option deductions, the benefit of which will be credited to equity when realized. The change (increase/(decrease)) in valuation allowance year over year was ($15.6) million, $21.0 million, and ($63.5) million for fiscal 2003, 2002, and 2001, respectively

     Realization of the Company’s net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

     At June 29, 2003, the Company has federal tax loss carryforwards of approximately $262.0 million, which will expire in varying amounts between 2019 and 2023. The Company also has federal and state tax credit carryforwards of approximately $81.6 million, of which approximately $67.4 million of credits, will expire in varying amounts between 2005 and 2023. The remaining balance of $14.2 million of credit carryforwards may be carried forward indefinitely. A valuation allowance of approximately $12.8 million in 2003 and $27.3 million in 2002 is attributable to the portion of the deferred tax assets related to the carryforwards.

     A reconciliation of income tax provision (benefit) provided at the federal statutory rate (35% in 2003, 2002 and 2001) to actual income tax provision (benefit) follows:

	2003	2002	2001

	(in thousands)
Income tax provision (benefit) computed at federal statutory rate	$(5,476)	$(44,798)	$70,572
Tax carryforwards unbenefited	—	9,184	—
Tax exempt interest	(805)	(1,447)	(801)
Tax credits	(1,700)	(7,000)	(8,000)
State income tax provision (benefit), net of federal tax provision	(3,767)	2,785	(3,258)
Equity derivatives, indexed to Company stock	5,742	2,883	—
Foreign income taxed at different rates	23,080	—	—
IRS audit settlement	(24,892)	—	—
Other	(88)	449	1,984

	$(7,906)	$(37,944)	$60,497

     Income before income taxes from foreign operations for fiscal years 2003, 2002, and 2001 was $(69.5) million, $(3.7) million, and $18.4 million, respectively. In addition, the Company received royalty and other income from foreign sources of $4.9 million, $0.3 million, and $0.9 million, in fiscal years 2003, 2002, and 2001, respectively, which is subject to foreign tax withholding.

     In April 2003, the Internal Revenue Service (IRS) closed its examination of the Company’s tax returns for fiscal years up to and including the fiscal year ended June 30, 1998. Resolution was reached on a number of issues including adjustments related to research and development tax credits, resulting in a reported approximate $24.9 million tax benefit. In addition, tax expense of approximately $17.0 million associated with implementing strategies to, in the longer-term, limit the Company’s tax liability on the sale of the Company’s products worldwide, was recorded in the fourth quarter of fiscal 2003. These tax strategies are structured to align the asset ownership and functions of the Company’s various legal entities around the world with the Company’s expectations of the level, timing, and sources of future revenues and profits.

Note 20: Segment, Geographic Information and Major Customers

     The Company operates in one business segment: manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. All products and services are marketed within the geographic regions in which the Company operates. The Company’s current product offerings qualify for aggregation under Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base.

     The Company operates in four geographic regions: the United States, Europe, Asia Pacific, and Japan. The following table allocates sales based on the region where products are manufactured or services performed, irrespective of where such products or services are sold for fiscal years 2003, 2002, and 2001:

	Year Ended

	June 29,	June 30,	June 24,
	2003	2002	2001

	(in thousands)
Sales to unaffiliated customers:
United States	$560,247	$678,523	$1,213,583
Europe	75,236	70,388	96,828
Asia Pacific	70,514	51,011	69,057
Japan	49,237	143,192	140,321

Total sales to unaffiliated customers	$755,234	$943,114	$1,519,789

Operating income (loss):
United States	(54,604)	(164,337)	113,851
Europe	16,093	18,959	34,579
Asia Pacific	20,573	8,780	25,267
Japan	12,553	16,760	12,835

Total operating income (loss)	$(5,385)	$(119,838)	$186,532

Property and equipment, net:
United States	$43,913	$60,445	$104,427
Europe	1,333	1,910	2,245
Asia Pacific	1,779	2,351	4,296
Japan	1,746	2,790	15,565

Total property and equipment, net	48,771	67,496	126,533

All other identifiable assets:
United States	802,162	1,313,438	1,490,739
Europe	160,714	50,503	62,976
Asia Pacific	68,970	53,707	39,597
Japan	117,658	147,147	151,930

Total all other identifiable assets	1,149,504	1,564,795	1,745,242

Total identifiable assets	$1,198,275	$1,632,291	$1,871,775

     Sales between geographic regions are accounted for at prices that provide a profit, and are in accordance with the rules and regulations of the respective governing authorities. Intercompany profit and loss is eliminated in consolidation. Revenue in each geographic region is recognized in accordance with the Company’s revenue recognition policy based on SAB 101.

     Total export revenue consisting of sales from the Company’s U.S. operating subsidiaries to non-affiliated customers by geographic region for the three years is as follows:

	Year Ended

	June 29,	June 30,	June 24,
	2003	2002	2001

	(in thousands)
Asia Pacific	$263,861	$278,054	$429,934
Europe	73,048	130,870	326,756
Japan	15,400	1,889	3,105

	$352,309	$410,813	$759,795

     During fiscal 2003 and fiscal 2001, a single distinct customer for each fiscal year accounted for approximately 15% of total sales, respectively. No individual customer accounted for greater than 10% of total sales in fiscal 2002.

Note 21: Restructuring

Fiscal 2003 Restructuring Activities

     The Company has developed programs and incurred restructuring charges in response to the depressed levels of capital investment by the semiconductor industry. This situation has caused the Company to evaluate its revenue outlook and forecasts, employment levels, facilities utilization and outsourcing activities, and the impact on manufacturing and administrative facilities. Based on these evaluations, senior management of the Company committed to cost reduction and exit activities in the quarters ended June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), and December 29, 2002 (the December 2002 Plan). Prior to the end of the June 29, 2003, March 30, 2003, and December 29, 2002 quarters, management with the proper level of authority approved specific actions under the respective Plans and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. None of the severance payments were contingent on the employees’ future service to the Company and were immediately payable. The termination of the impacted employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges are based on management’s estimates using known prevailing real estate market conditions at that time. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

     The Company applied the accounting provisions of FAS 146 to the fiscal 2003 restructuring activities as the Company early-adopted FAS 146 during the December 2002 quarter. Under the provisions of FAS 146, the restructuring charges for the remaining contractual lease payments, computed as the present value of remaining contractual payments less estimated sublease income on vacated facilities were recognized in the quarter in which the Company ceased to use the facility.

     During fiscal 2003, the Company incurred $14.9 million of restructuring charges, net, associated with its fiscal 2003, 2002, and 2001 restructuring plans. As of June 29, 2003, the remaining restructuring reserve consisted of approximately $11.0 million related to restructurings implemented during fiscal 2003 and approximately $8.3 million related to restructurings implemented during fiscal 2002.

June 2003 Plan

     The Company began carrying out the announced restructuring activities prior to June 29, 2003, by reducing its workforce in North America, Europe, and Asia by approximately 30 people and by vacating selected sales and office facilities located in North America, Europe, and Asia determined to be no longer critical to the Company’s operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended June 29, 2003, of approximately $7.6 million, consisting of severance and benefits for involuntarily terminated employees, charges for the present value of remaining lease payments on vacated facilities, a loss on the fair value of a vacated facility and the write-off of related leasehold improvements. In June 2003, two lease agreements covering four properties were amended, combined, restated, and transferred to a new lessor under a single lease structure. One of the transferred leases covered one of the Company’s vacated facilities at its Fremont, California campus (See Note 17). At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1.0 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility and included in the $6.7 million facility-related restructuring charge.

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	And		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	$417	$6,268	$—	$6,685

     The remainder of the Severance and Benefits reserve balance of $0.4 million as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $6.3 million as of June 29, 2003, is anticipated to be utilized by the end of fiscal 2008.

March 2003 Plan

     The Company began carrying out the announced restructuring activities prior to March 30, 2003, by reducing its workforce in North America and Europe by approximately 50 people and by vacating selected sales and office facilities located in North America determined to be no longer critical to the Company’s operations. The employees included in the Plan were from a broad range of organizations and at multiple levels throughout the Company, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the March 2003 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	$575	$2,156	$—	$2,731

     The remainder of the Severance and Benefits reserve balance of $0.6 million as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $2.2 million as of June 29, 2003 is anticipated to be utilized by the end of fiscal 2007.

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

     Below is a table summarizing activity relating to the December 2002 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	$145	$1,409	$—	$1,554

     The remainder of the Severance and Benefits reserve balance of $0.1 million as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $1.4 million as of June 29, 2003, is anticipated to be utilized by the end of calendar year 2004.

Fiscal 2002 Restructuring Activities

     In response to the deterioration in semiconductor sales in the first half of fiscal 2002 which resulted in a contraction in outlook for the wafer fabrication equipment market and therefore in the Company’s revenues, senior management of the Company committed to cost reduction and exit activities in the quarters ended December 30, 2001 (the December 2001 Plan) and September 23, 2001 (the September 2001 Plan). Prior to the end of the December 30, 2001 and September 23, 2001 quarters, management, with the proper level of authority, approved specific actions of the respective Plans and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. The termination of the impacted employees occurred as soon as practical after the plans of restructuring were announced. Lease payments on vacated facilities are based on management’s estimates using prevailing real estate market conditions. The Company initially estimated under the plans that, given prevailing real estate market conditions at that time, it would take approximately 24 months to sublease its vacated facilities. The Company revised the original estimates for lease payments on vacated facilities if prevailing real estate market conditions were subsequently determined to be different than the initial estimate. Leasehold improvements and certain fixed assets relating to the vacated buildings were written off as these items have no future economic benefit to the Company and have been abandoned.

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

     During fiscal 2003, the Company recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits and services offered by the Company that were not utilized by the terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining to be paid on the vacated facilities. In addition, during fiscal 2003, the Company recorded approximately $3.0 million of additional restructuring charges of which $2.5 million was due to revisions the Company made for the length of time required to sublease two of its vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs incurred to fulfill the Company’s contractual obligations under the terms of a lease agreement. Additionally, the Company revised its estimates related to employee termination costs and recorded $0.4 million of additional employee termination costs.

     Below is a table summarizing activity relating to the December 2001 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
December 2001 provision	$14,208	$9,637	$9,928	$33,773
Cash payments	(9,122)	(386)	—	(9,508)
Non-cash charges	(1,529)	(127)	(9,928)	(11,584)

Balance at June 30, 2002	3,557	9,124	—	12,681

Recovery of assets	—	—	18	18
Cash payments	(1,773)	(2,482)	—	(4,255)
Reversal of restructuring charges	(2,118)	(1,704)	(18)	(3,840)
Additional restructuring charges	390	2,604	—	2,994

Balance at June 29, 2003	$56	$7,542	$—	$7,598

The remainder of the Severance and Benefits reserve balance as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $7.5 million as of June 29, 2003, is anticipated to be utilized by the end of fiscal 2008.

September 2001 Plan

     During the first quarter of fiscal 2002, the Company began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at the Company’s headquarters in Fremont, California determined to be no longer critical to the Company’s operations and discontinuance of the manufacture of specific products within the Company’s etch product lines. The employees were from a broad range of organizations and at multiple levels throughout the Company, with approximately 85% from North America and 15% from Asia and Europe locations. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and write-offs of leasehold improvements on vacated facilities, and write-offs for inventories of older etch product inventories that were discontinued. The discontinued inventory charges of approximately $7.6 million related to the Company’s decision to discontinue manufacture of specific products within the Company’s etch product lines. In fiscal 2003 and 2002, the Company recovered approximately $1.7 million from unanticipated subsequent sales to the Company’s installed base of customers of certain portions of the inventory. In addition, in fiscal 2003 and 2002, the Company physically disposed of approximately $2.7 million of this inventory. The Company plans to complete its disposition of the remaining quantities of the discontinued, obsolete inventory by the end of the 2003 calendar year.

     During fiscal 2002, the Company also recovered approximately $1.0 million of the September 2001 Plan charge due to lower than estimated employee termination costs of $0.7 million and lower than estimated expenses relating to a vacated facility lease of $0.3 million. During fiscal 2003, approximately $0.9 million was recovered due to $0.6 million of lower than previously estimated employee severance and termination costs and $0.3 million was recovered due to actual expenses being lower than estimated for vacated facility leases. In addition, in the second quarter of fiscal 2003, the Company recorded additional charges for the September 2001 Plan based on a revision of its estimate of the length of time required to sublease one of its vacated buildings in Fremont, California. Based on prevailing market conditions, the Company extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million relating to these remaining lease payments.

     Below is a table summarizing activity relating to the September 2001 Plan:

		Lease
	Severance	Payments	Abandoned
	And	On Vacated	Fixed	Discontinued
	Benefits	Facilities	Assets	Inventory	Total

	(in thousands)
September 2001 provision	$10,767	$1,746	$935	$7,600	$21,048
Recovery of assets	—	—	—	785	785
Cash payments	(8,135)	(762)	—	—	(8,897)
Non-cash charges	(1,035)	—	(935)	(7,600)	(9,570)
Reversal of restructuring charges	(695)	(317)	—	(785)	(1,797)

Balance at June 30, 2002	902	667	—	—	1,569

Recovery of assets	—	—	—	933	933
Cash payments	(159)	(524)	—	—	(683)
Reversal of restructuring charges	(572)	(286)	—	(933)	(1,791)
Additional restructuring charges	—	636	—	—	636

Balance at June 29, 2003	$171	$493	$—	$—	$664

     The remainder of the Severance and Benefits reserve balance of $0.2 million, as of June 29, 2003, is anticipated to be utilized by the end of the 2003 calendar year. The remainder of the reserve balance for Lease Payments on Vacated Facilities of $0.5 million as of June 29, 2003, is anticipated to be utilized by the end of fiscal 2004.

Fiscal 2001 Restructuring Activities

     During the second quarter of fiscal 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan. An additional $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs.

Note 22: Purchased Technology for R&D

     During the second quarter of fiscal 2001, the Company made an equity investment in, and purchased a portfolio of CMP intellectual property rights and research and development technology from Strasbaugh. The Company recognized a one-time charge to income of $8.0 million for the purchase of in-process research and development technology and recorded a $6.0 million investment in preferred stock and intangible assets. The Company’s equity interest in Strasbaugh, representing approximately 20% of its total capital stock, is accounted for under the equity method, and the intellectual property rights are being amortized ratably over five years. Accumulated amortization as of the end of fiscal 2003 and 2002 was $1.0 million and $0.6 million, respectively.

     Based on the Company’s analysis of Strasbaugh’s current and expected financial performance, the Company determined in the third quarter of fiscal 2002 that the carrying value of its equity investment had experienced an other-than-temporary impairment and recorded a $2.0 million charge in other expense to write down the investment to its estimated fair value.

     The Company’s equity in the income (loss) from Strasbaugh as of the end of fiscal 2003, 2002 and 2001 was ($0.8) million, ($0.8) million and $0.7 million, respectively. The income (loss) from the investment in Strasbaugh has not been material, and, therefore, has not been itemized in other income, net, on the accompanying statements of operations.

Note 23: Asset Impairment Charge

     During the second quarter of fiscal 2002, the Company determined that the carrying value of certain of its laboratory and demonstration equipment exceeded its fair value less costs to sell. Fair value was assessed using the market values of similar used laboratory and demonstration equipment. Impairment occurred due to rapid technological changes. In accordance with Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company recorded a pre-tax impairment charge of $9.5 million. A $5.3 million write-down to fair value of certain laboratory tools was included in R&D expenses, and $4.2 million of write-downs to fair value of demonstration equipment were included in Selling General and Administrative (SG&A) expenses.

Note 24: Related Party Transactions

     During fiscal year 2001, the Company’s President and Chief Operating Officer signed a promissory note with the Company entitling him to borrow up to $1.0 million dollars from the Company at 6.75% simple interest. As of June 29, 2003, the entire principal amount, $1.0 million, and accrued interest were outstanding. The loan is secured by a mortgage on his personal residence and is repayable, in full, together with accrued interest, at any time, but no later than May 8, 2005.

Note 25: Litigation and Patent Settlement

     During the second quarter of fiscal 2002 the Company signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted the Company nonexclusive license to the patents involved in the litigation. The Company agreed to pay Varian $20.0 million in cash, $5.0 million in December 2001, and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. The payments began in the third quarter of fiscal 2002 with a quarterly payment of $1.25 million. As of June 29, 2003, a total amount of $12.5 million was paid to Varian, which included the initial $5.0 million in December 2001 and six additional quarterly installment payments of $1.25 million each, totaling $7.5 million as of June 29, 2003. The total obligation remaining as of June 29, 2003 is $7.5 million, which will be paid $1.25 million per quarter through the second quarter of fiscal 2005 (December 2004). Additionally, the Company issued a warrant with a fair value of $21.5 million that entitled Varian to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $21.30 per share. As part of the full and final settlement, Varian and the Company agreed to dismiss all pending claims and counterclaims relating to the litigation.

     In connection with the settlement, the Company recorded a charge of $38.8 million in the quarter ended December 30, 2001, which represents approximately 93% of the total value of the settlement. The remaining portion of the total value of the settlement relating to the future licensed use of the patents, $2.7 million, is being amortized ratably over 10 quarters. Accumulated amortization as of the end of fiscal 2003 and fiscal 2002 was approximately $1.6 million and $0.5 million, respectively.

     The imputed value of the warrant was determined using the Black-Scholes valuation model. The key assumptions used in the valuation model were an expected life of 4 years, an expected stock price volatility of 61% and a risk-free interest rate of 4.5%.

     From time to time, the Company has received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by the Company’s products. In such cases it is the Company’s policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that in the future the Company will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position, liquidity, operating results or its consolidated financial statements taken as a whole.

Note 26: Subsequent Events (unaudited)

     During the quarter ending September 2003, the Company added a second condition to the accelerated vesting provision contained in one of the Chairman and Chief Executive Officer’s stock option awards that was previously modified in the December 2002 quarter. When and if the vesting of the award is accelerated, all unvested shares shall immediately become fully vested and exercisable, and any remaining deferred compensation would then be recognized as compensation expense within SG&A. The award now provides for accelerated vesting when each of the following conditions is met: (1) the Nasdaq national market closing price of the Company’s Common Stock reaches or exceeds $20.00 per share and (2) applying U.S. generally accepted accounting principles, the Company’s fiscal quarter net income exceeds $2.5 million after deducting any incremental amortization expense that results from acceleration of these same options. The two conditions need not be met simultaneously nor in a specific order.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders of Lam Research Corporation

     We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 29, 2003 and June 30, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 29, 2003 and June 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
July 18, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By /s/ JAMES W. BAGLEY

James W. Bagley,

Chairman, Chief Executive Officer

Dated: September 24, 2003

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

Signatures	Title	Date

/s/ James W. Bagley James W. Bagley	Chairman, Chief Executive Officer	September 24, 2003

/s/ Mercedes Johnson Mercedes Johnson	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	September 24, 2003

/s/ David G. Arscott David G. Arscott	Director	September 24, 2003

/s/ Robert M. Berdahl Robert M. Berdahl	Director	September 24, 2003

/s/ Richard J. Elkus, Jr. Richard J. Elkus, Jr.	Director	September 24, 2003

/s/ Jack R. Harris Jack R. Harris	Director	September 24, 2003

/s/ Grant M. Inman Grant M. Inman	Director	September 24, 2003

LAM RESEARCH CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Additions

	Balance	Charged				Balance
	At	To	Charged			At
	Beginning	Costs	To			End
	Of	And	Other	Deductions		Of
DESCRIPTION	Period	Expenses	Describe	Describe		Period

Year Ended June 29, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$4,995,000	$694,000	$—	$1,900,000	(1)(2)	$3,789,000
Year Ended June 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$4,948,000	$639,000	$—	$592,000	(1)	$4,995,000
Year Ended June 24, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$4,570,000	$2,047,000	$—	$1,669,000	(1)	$4,948,000

(1)	$0.8 million, $0.6 million, and $1.7 million of specific customer accounts written-off in fiscal 2003, 2002, and 2001, respectively.

(2)	In fiscal 2003, $1.1 million of specific customer accounts previously reserved were recovered.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 29, 2003
EXHIBIT INDEX

Exhibit	Description

3.1(22)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2	Amended and Restated By Laws of the Registrant, dated June 6, 2003.

3.3(22)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.2(1)	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.

4.4(5)	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.7(1)	Rights Agreement, dated as of January 23, 1997, between the Registrant and ChaseMellon Shareholder Service, L.L.C., which includes Exhibit B thereto the Form of Right Certificate.

4.8(32)	Amended and restated 1997 Stock Incentive Plan.

4.10(16)	Lam Research Corporation 1999 Employee Stock Purchase Plan.

4.11(18)	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(32)	Amended and restated 1999 Stock Option Plan.

10.3(2)	Form of Indemnification Agreement.

10.12(3)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.

10.16(4)	License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.

10.30(6)	1996 Lease Agreement Between Lam Research Corporation and the Industrial Bank of Japan, Limited, dated March 27, 1996.

10.35(7)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997.

10.38(8)	Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo

Exhibit	Description

Bank, N.A., The Bank of Nova Scotia, and the Nippon Credit Bank, Ltd., dated March 28, 1997.

10.46(9)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.49(9)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.50(10)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

10.51(10)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

10.52(11)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.

10.53(11)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.

10.58(12)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.

10.59(12)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.

10.61(13)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.

10.62(13)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.63(13)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.64(13)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

Exhibit	Description

10.66(14)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

10.67(15)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.

10.68(15)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.

10.69(17)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.

10.70(19)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.

10.71(19)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.

10.73(20)	Lease Agreement Between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.

10.74(20)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.

10.75(21)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, dated May 22, 2001

10.76(21)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, dated May 22, 2001.

10.77 (23)	Warrant to Purchase Common Stock of Lam Research Corporation, dated December 19, 2001, issued to Varian Semiconductor Equipment Associates, Inc.

10.78 (24)	Promissory Note between Lam Research Corporation and Stephen G. Newberry dated May 8, 2001.

10.79 (25)	Amendment to Stock Option Grant for James W. Bagley dated October 16, 2002.

10.80 (26)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81 (26)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82 (26)	Participation Agreement Between Lam Research Corporation, SELCO Service Corporation and Key Corporate Capital Inc., dated March 25, 2003.

10.83 (26)	Amendment to Participation Agreement Between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

10.84 (26)	Amendment to Participation Agreement Between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc, The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

Exhibit	Description

10.85 (26)	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

10.86	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.87	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.88	Lease Supplement No. 2 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.89	Lease Supplement No. 3 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.90	Lease Supplement No. 4 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.91	Lease Supplement No. 5 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.92	Lease Supplement No. 6 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.93	Lease Supplement No. 7 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.94	Participation Agreement Between Lam Research Corporation and SELCO Service Corporation, and Key Corporate Capital Inc., dated as of June 1, 2003.

10.95	Employment Agreement for Ernest Maddock, dated April 15, 2003.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney (See Signature page)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the of the Sarbanes-Oxley Act of 2002) - Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the of the Sarbanes-Oxley Act of 2002) - Chief Financial Officer

(1) Incorporated by reference to Post Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 33-32160) filed with the Securities and Exchange Commission on May 10, 1990.

(2) Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

(3) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1989.

(4) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

(5) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(6) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(7) Incorporated by reference to Registrant’s Report on Form 8-K dated March 31, 1997.

(8) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(9) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(10) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11) Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(12) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(13) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(14) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999.

(15) Incorporated by reference to Registrant’s Report on Form 8-K dated June 22, 1999.

(16) Incorporated by reference to Registrant’s Report on Form S-8 dated November 5, 1998.

(17) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

(18) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(19) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(20) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2000.

(21) Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated July 27, 2001.

(22) Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000.

(23) Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated January 30, 2002.

(24) Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(25) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(26) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.