Form 10-Q
period 2003-09-28
LAM RESEARCH CORP
filed 2003-11-10
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES [X]  NO [  ]

As of October 30, 2003, there were 130,491,309 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 28,	June 29,
	2003	2003

	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$86,660	$167,343
Short-term investments	437,812	340,070
Accounts receivable, net	113,975	107,602
Inventories	102,274	112,016
Prepaid expenses and other current assets	18,165	12,679
Deferred income taxes	133,166	133,066

Total current assets	892,052	872,776
Property and equipment, net	43,371	48,771
Restricted cash	118,468	118,468
Deferred income taxes	87,032	87,032
Other assets	65,179	71,228

Total assets	$1,206,102	$1,198,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$37,542	$35,518
Accrued expenses and other current liabilities	132,697	131,144
Deferred profit	28,441	45,309
Current portion of long-term debt and other long-term liabilities	5,000	5,011

Total current liabilities	203,680	216,982
Long-term debt and other long-term liabilities less current portion	325,239	332,209

Total liabilities	528,919	549,191
Commitments and contingencies
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 129,580 shares at September 28, 2003 and 127,435 shares at June 29, 2003	130	127
Additional paid-in capital	577,408	560,273
Deferred stock-based compensation	—	(2,769)
Treasury stock, at cost, 2,270 shares at September 28, 2003 and 2,712 shares at June 29, 2003	(32,319)	(38,670)
Accumulated other comprehensive loss	(14,714)	(13,694)
Retained earnings	146,678	143,817

Total stockholders’ equity	677,183	649,084

Total liabilities and stockholders’ equity	$1,206,102	$1,198,275

(1)  Derived from June 29, 2003 audited financial statements.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended

	September 28,	September 29,
	2003	2002

Total revenue	$183,738	$197,520
Cost of goods sold	105,470	118,526
Cost of goods sold - restructuring charges (recoveries)	(250)	—

Total cost of goods sold	105,220	118,526

Gross margin	78,518	78,994

Research and development	38,526	41,382
Selling, general and administrative	33,993	33,359
Restructuring charges, net	1,062	—

Total operating expenses	73,581	74,741

Operating income	4,937	4,253
Loss on equity derivative contracts in Company stock	—	(16,407)
Other income (expense), net	1,444	(662)

Income (loss) before income taxes	6,381	(12,816)
Income tax expense	1,595	898

Net income (loss)	$4,786	$(13,714)

Net income (loss) per share:
Basic net income (loss) per share	$0.04	$(0.11)

Diluted net income (loss) per share	$0.04	$(0.11)

Number of shares used in per share calculations:
Basic	128,351	126,931

Diluted	134,886	126,931

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended

	September 28,	September 29,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,786	$(13,714)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Loss on equity derivative contracts in Company stock	—	16,407
Depreciation and amortization	8,462	11,011
Deferred income taxes	(100)	(5,190)
Amortization of deferred stock-based compensation	2,769	—
Restructuring charges, net	812	—
Other, net	1,151	564
Change in working capital accounts	(19,069)	(7,531)

Net cash provided by/(used for) operating activities	(1,189)	1,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,789)	(3,523)
Purchases of available-for-sale securities	(349,554)	(76,052)
Sales of available-for-sale securities	250,375	406,250
Restricted cash released upon settlement of equity derivatives in Company stock	—	9,076
Other, net	(65)	501

Net cash provided by/(used for) investing activities	(101,033)	336,252

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and redemptions on long-term debt and capital lease obligations	(11)	(309,886)
Treasury stock purchases	—	(39,122)
Reissuances of treasury stock	4,426	4,753
Proceeds from issuance of common stock	17,136	2,794

Net cash provided by/ (used for) financing activities	21,551	(341,461)

Effect of exchange rate changes on cash	(12)	661
Net decrease in cash and cash equivalents	(80,683)	(3,001)
Cash and cash equivalents at beginning of period	167,343	172,431

Cash and cash equivalents at end of period	$86,660	$169,430

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2003
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the Company or Lam) for the fiscal year ended June 29, 2003, which are included in the Annual Report on Form 10-K, File Number 0-12933. The Company’s Form 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. The Company also posts the Form 10-K, Forms 10-Q and Forms 8-K on the corporate website at http://www.lamrc.com.

     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2004 and includes 52 weeks. The quarter ended September 28, 2003 and the quarter ended September 29, 2002 both included 13 weeks.

     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal 2004 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     Accounting for Revenue Arrangements with Multiple Deliverables: In November 2002, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple deliverables (products, services, and/or rights to use assets). The provisions of EITF 00-21 are applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position or results of operations.

     Amendment of Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), on Derivative Instruments and Hedging Activities: In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149). SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group (DIG) and changes financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component that requires reporting as cash flows from financing activities in the statement of cash flows and (3) amends the definition of an “underlying” to correspond to the language in FIN 45. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that require separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of SFAS 149 that codify the previous decisions made by the DIG are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless of whether the instrument is settled on a net-cash or gross physical basis, (2) obligations that can be settled in shares but meet one of the following conditions: (a) derive their value predominately from some other underlying, or (b) have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares. Many of the instruments within the scope of SFAS 150 were previously classified by the issuer as equity or temporary equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — STOCK-BASED COMPENSATION PLANS

     The Company has adopted stock option plans that provide for the grant to key employees of various equity incentive awards, including options to purchase shares of Lam common stock. In addition, the plans permit the grant of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its common stock. The Company accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and Financial Accounting Standards Board Interpretation (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” (FIN 44).

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the options’ vesting period (for options) and the respective four, six, twelve, or fifteen-month purchase periods (for stock purchases under the employee stock purchase plan). The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148):

	Three Months Ended
	September 28,	September 29,
	2003	2002

	(in thousands, except per share amounts)
Net income (loss) — as reported	$4,786	$(13,714)
Add: compensation expense recorded under APB 25, net of tax	2,077	—
Deduct: SFAS 123 compensation expense, net of tax	9,112	11,548

Net income (loss) — pro forma	$(2,249)	$(25,262)
Basic net income (loss) per share — as reported	$0.04	$(0.11)
Basic net income (loss) per share — pro forma	(0.02)	(0.20)
Diluted net income (loss) per share — as reported	0.04	(0.11)
Diluted net income (loss) per share — pro forma	$(0.02)	$(0.20)

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 and SFAS 148 as if the Company had accounted for its stock option and stock purchase plans under the fair value method of SFAS 123 and SFAS 148. The fair value of the Company’s stock options and stock purchase plans was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable and requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of the Company’s stock-based awards granted in the three-month periods of fiscal 2004 and fiscal 2003 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options		ESPP

	Three Months Ended		Three Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Expected life (years)	3.3	1.7	0.50	0.25
Expected stock price volatility	75%	74%	75%	74%
Risk-free interest rate	1.8%	1.4%	1.8%	1.4%

NOTE 4 — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	September 28,	June 29,
	2003	2003

	(in thousands)
Raw materials	$63,901	$67,259
Work-in-process	23,324	27,034
Finished goods	15,049	17,723

	$102,274	$112,016

NOTE 5 — PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

	September 28,	June 29,
	2003	2003

	(in thousands)
Manufacturing and office equipment	$112,876	$114,609
Leasehold improvements	56,967	57,497
Furniture and fixtures	5,010	5,031
Computer equipment and software	67,047	67,624

	241,900	244,761
Less accumulated depreciation and amortization	(198,529)	(195,990)

	$43,371	$48,771

NOTE 6 — LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

     Long-term debt and other long-term liabilities consist of the following:

	September 28,	June 29,
	2003	2003

	(in thousands)
4% Convertible subordinated notes, interest payable semi-annually, principal due June, 2006	$314,726	$319,322
Restructuring, long-term portion	8,234	9,396
Patent settlement obligation, long-term portion	1,250	2,500
Other	1,029	991

	$325,239	$332,209

     At September 28, 2003, obligations under debt financing consist of the Company’s 4% Convertible Subordinated Notes (4% Notes). Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $4.5 million and $5.0 million at September 28, 2003 and June 29, 2003, respectively.

Interest Rate Terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001.

Conversion Rights	Convertible into Company Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments.

Redemption Terms	Redeemable at the Company’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest.

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company.

     The carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate in connection with the Company’s fair value hedge accomplished through the interest rate swap agreement (the swap) discussed in Note 12. At September 28, 2003, the carrying value of the 4% Notes was $314.7 million as compared to $319.3 million at June 29, 2003. The corresponding gain was recorded in other income (expense), offset by a recorded loss of $4.7 million on the carrying value of the swap.

     Under the terms of the agreement, the Company must provide a minimum of $6.0 million of collateral plus an amount equal to the unfavorable mark-to-market exposure (fair value) on the swap.

Therefore, the amount of cash collateral the Company will have to post in the future will fluctuate from quarter to quarter commensurate with the unfavorable mark-to-market exposure on the swap instrument. Generally, the required collateral will rise as interest rates rise. The Company had $6.0 million of collateral (reflected as restricted cash) recorded on the consolidated balance sheet related to this agreement as of September 28, 2003 and June 29, 2003.

     The Company’s 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

NOTE 7 — DEFERRED STOCK-BASED COMPENSATION

     During the quarter ended December 29, 2002, the Company recorded $3.4 million of deferred stock-based compensation in stockholders’ equity, which was offset by a corresponding entry to additional paid-in capital in stockholders’ equity, in connection with the modification of terms of a fixed stock option award previously issued to the Company’s Chairman and Chief Executive Officer. The modification extended the contractual life of the stock option for a period of three years and modified the vesting requirements. However, no changes were made to either the number of shares of the Company’s stock subject to the option, or the option’s exercise price. Accordingly, the modification resulted in the remeasurement of compensation expense based on the option’s intrinsic value on the date of modification in accordance with the provisions of APB 25 and FIN 44. The deferred stock-based compensation balance of $3.4 million was being amortized ratably over the vesting period of the modified options, or 16 quarters. Under the terms of this modification, if the Nasdaq National Market closing price of the Company’s common stock reached or exceeded $20.00 per share, all unvested shares would immediately vest and become exercisable. In the event of such accelerated vesting, all remaining deferred compensation would immediately be recognized as compensation expense.

     During the quarter ended September 28, 2003, the Company added a second condition to the accelerated vesting provision contained in this stock option award. The second condition required the Company’s fiscal quarter net income, based on U.S. generally accepted accounting principles, to exceed $2.5 million after deducting any incremental amortization expense that resulted from acceleration of these same options. The two conditions need not be met simultaneously nor in a specific order. Both conditions were met during the quarter ended September 28, 2003 and, as a result, all options under this arrangement were immediately vested in full. Accordingly, the Company recognized the remaining deferred stock-based compensation balance of $2.8 million as compensation expense within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended September 28, 2003.

NOTE 8 — OTHER INCOME (EXPENSE), NET

     The significant components of other income (expense), net are as follows:

	Three Months Ended

	September 28,	September 29,
	2003	2002

	(in thousands)
Interest income	$2,712	$5,715
Loss on equity derivative contracts	—	(16,407)
Interest expense	(586)	(3,670)
Foreign exchange loss	(122)	(969)
Debt issue cost amortization	(425)	(830)
Other, net	(135)	(908)

	$1,444	$(17,069)

NOTE 9 — NET INCOME (LOSS) PER SHARE

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

	Three Months Ended

	September 28,	September 29,
	2003	2002

	(in thousands, except per share data)
Numerator:
Net income (loss)	$4,786	$(13,714)

Denominator:
Basic average shares outstanding	128,351	126,931
Effect of potential dilutive securities:
Employee stock plans and warrant	6,535	—

Diluted average shares outstanding	134,886	126,931

Net income (loss) per share - Basic	$0.04	$(0.11)

Net income (loss) per share - Diluted	$0.04	$(0.11)

Antidilutive securities excluded from the calculation (1)	4,980	20,615

(1)  For purposes of computing diluted net income (loss) per share, weighted-average potential common shares do not include stock options whose exercise prices exceed the average market value of the Company’s common stock for the period. Additionally, weighted-average potential common shares for the three months ended September 29, 2002 do not include the outstanding warrant as the related exercise price exceeded the average market value of the Company’s common stock for the period.

     For the three months ended September 28, 2003, diluted net income per share includes the assumed exercise of employee stock options and the outstanding warrant. The assumed conversion of the 4% Notes into 6.7 million shares was antidilutive and therefore excluded from the computation of diluted net income per share for the three months ended September 28, 2003. Options and convertible securities were outstanding during the three months ended September 29, 2002, but approximately 17.6 million potential common shares were excluded from the computation of diluted net loss per common share for the three months ended September 29, 2002 because the effect would have been antidilutive.

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended

	September 28,	September 29,
	2003	2002

	(in thousands)
Net income (loss)	$4,786	$(13,714)
Foreign currency translation adjustment	(315)	(2,190)
Unrealized loss on fair value of derivative financial instruments, net	(148)	(785)
Unrealized loss on financial instruments, net	(557)	—

Comprehensive income (loss)	$3,766	$(16,689)

     Accumulated other comprehensive loss is as follows:

	September 28,	June 29,
	2003	2003

	(in thousands)
Accumulated foreign currency translation adjustment	$(15,468)	$(15,153)
Accumulated unrealized gain on derivative financial instruments	145	293
Accumulated unrealized gain on financial instruments	609	1,166

Accumulated other comprehensive loss	$(14,714)	$(13,694)

NOTE 11 — GUARANTEES

     In November 2002, the FASB issued “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

     In March and June of 2003, the Company transferred certain lease agreements relating to various properties at its Fremont, California campus to a new lessor. These agreements require the Company to guarantee residual values of the leased properties to the lessor at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options and the lessor sells the properties and the sale price is less than the lessor’s costs) of up to $98.7 million ($48.4 million and $50.3 million, respectively). The terms of the guarantees are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, the Company recognized a liability of approximately $1.0 million ($0.5 million in March 2003 and $0.5 million in June 2003) for the related residual value guarantees under the leases. The value of these guarantees was determined by computing the estimated present value of the respective probability-weighted cash flows that might be expended under the guarantees over the respective leases’ term, discounted using the Company’s risk adjusted borrowing rate of approximately 2%. The values of these respective guarantees have been recorded as prepaid rent, with the offset recorded as a liability, and the amounts are being amortized to income (for the liability) and to expense (for the prepaid rent) on a ratable basis over the five-year period of the leases.

     The Company has issued certain indemnifications to its lessors under certain of its operating lease agreements, such as, indemnification for certain environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of September 28, 2003, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at September 28, 2003, is approximately $5.1 million, the amount available under the overdraft protection agreement. As of September 28, 2003, the Company’s Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution to sell to the institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At September 28, 2003 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $2.2 million. As of September 28, 2003, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

     Changes in the Company’s product warranty reserves during the three months ended September 28, 2003, were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	2,445
Settlements made during the period	(4,773)
Change in liability for pre-existing warranties during the period, including expirations	(1,085)

Balance at September 28, 2003	$13,572

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company has acquired and holds derivative financial instruments to hedge a variety of risks and exposures including interest rate fluctuation risks associated with its long-term debt, foreign currency exchange rate fluctuations on the value of expected cash flows from forecasted revenue transactions denominated in Japanese Yen and foreign currency denominated assets. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under SFAS 133 are recognized in earnings immediately. The Company does not use derivatives for trading purposes.

     The Company has a policy to minimize, where possible and practical, the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Notes, the Company is a party to an interest rate swap agreement (the swap) with a notional amount of $300.0 million. Under the terms of the swap, the Company exchanges the fixed interest payments on its 4% Notes for variable interest payments based on the London Interbank Offered Rate (LIBOR). The swap is accounted for as a fair value hedge under the provisions of SFAS 133. Fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component, are recorded in earnings, and offset by changes in the fair value of the swap, which are also recorded in earnings.

     The carrying value of the 4% Notes included in long-term debt and other long-term liabilities decreased by approximately $4.6 million for the three-month period ended September 28, 2003 and increased by approximately $12.7 million for the three-month period ended September 29, 2002. The fair value of the swap, included in long-term assets, decreased by approximately $4.7 million during the three months ended September 28, 2003 and increased by approximately $12.6 million during the three months ended September 29, 2002, with the corresponding gains and losses for the three-month periods recorded in other income (expense), net. For the three-month periods ended September 28, 2003, and September 29, 2002, the Company recognized net losses of $0.1 million in other income (expense), net resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes.

     The Company’s policy is to attempt to minimize short-term business exposure to foreign exchange risks using the most effective and efficient methods to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated cash flows resulting from sales in Japanese Yen, the Company will, at times, institute foreign currency cash flow hedging programs. The Company has previously entered into foreign currency forward exchange contracts that generally expired within 12 months, and no later than 24 months. These foreign currency forward exchange contracts were designated as cash flow hedges and carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue was recognized.

     For the three months ended September 28, 2003 and September 29, 2002, the Company recognized net gains of $0.3 million and $0.1 million respectively, for cash flow hedges that had been discontinued, because the original forecasted transactions did not or were not expected to occur. The losses and gains are recorded in other income (expense) in the condensed consolidated statements of operations. As of September 28, 2003, the Company expects to reclassify the balance of deferred hedging gains and losses, net, included in accumulated other comprehensive income (loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

     The Company also enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated intercompany receivables. Under SFAS 133, these forward contracts are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated intercompany receivables.

NOTE 13 — RESTRUCTURING ACTIVITIES

     The Company has developed programs and incurred restructuring charges in response to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. The Company systematically reviews its revenue outlook and forecasts and assesses their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, senior management of the Company committed to cost reduction and exit activities in the quarters ended September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan). Prior to the end of each quarter noted above, management with the proper level of authority approved specific actions under the respective Plan and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges are based on management’s estimates using known prevailing real estate market conditions at that time. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned. The Company distinguishes regular operating cost management activities from restructuring activities. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

     As of September 28, 2003, the overall restructuring reserve balance consisted of approximately $0.6 million related to restructurings implemented during fiscal 2004, $9.4 million related to restructurings implemented during fiscal 2003, and $7.4 million related to restructurings implemented during fiscal 2002. These same balances consisted of approximately $0.7 million of severance and benefits-related costs anticipated to be utilized by the end of the 2003 calendar year and $16.7 million primarily related to lease payments on vacated buildings anticipated to be utilized by the end of fiscal year 2008.

Fiscal 2004 Restructuring Activities

     The Company recorded a net restructuring charge during the quarter ended September 28, 2003, of approximately $0.8 million, consisting of severance and benefits for involuntarily terminated employees of $0.8 million, charges for the present value of remaining lease payments on vacated facilities of $0.5 million, and the write-off of related leasehold improvements of $0.1 million. These charges were partially offset by recovery of $0.3 million due to lower than previously estimated employee severance and benefits costs and $0.3 million of recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of the Company’s September 2001 restructuring.

September 2003 Plan

     The Company began carrying out the announced restructuring activities prior to September 28, 2003, by reducing its workforce primarily in North America and Europe by approximately 20 people and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to the Company’s operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended September 28, 2003 of approximately $1.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Cash payments	(462)	(61)	—	(523)
Non-cash charges	—	—	(123)	(123)

Balance at September 28, 2003	$251	$333	$—	$584

Fiscal 2003 Restructuring Activities

June 2003 Plan

     The Company began carrying out the announced restructuring activities prior to June 29, 2003, by reducing its workforce in North America, Europe, and Asia by approximately 30 people and by vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for the Company’s operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended June 29, 2003, of approximately $7.6 million, consisting of severance and benefits for involuntarily terminated employees, charges for the present value of remaining lease payments on vacated facilities, a loss on the fair value of a vacated facility and the write-off of related leasehold improvements. In June 2003, a lease covering one of the Company’s vacated facilities at its Fremont, California campus was amended, combined, restated, and transferred to a new lessor under a single lease structure. At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1.0 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility and included in the $6.7 million facility-related restructuring charge.

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
June 2003 Provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(375)	—	(749)
Reversal of restructuring charges	(23)	—	—	(23)
Additional restructuring charges	—	84	—	84

Balance at September 28, 2003	$20	$5,977	$—	$5,997

March 2003 Plan

     The Company began carrying out these restructuring activities prior to March 30, 2003, by reducing its workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for the Company’s operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. During the quarter ended September 28, 2003, $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
March 2003 Provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(140)	(250)	—	(390)
Reversal of restructuring charges	(280)	—	—	(280)

Balance at September 28, 2003	$155	$1,906	$—	$2,061

December 2002 Plan

     The Company began carrying out these restructuring activities prior to December 29, 2002 by reducing its workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and administrative facilities located in North America, Europe and Asia deemed to be no longer necessary for the Company’s operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with approximately 65% from North America and approximately 35% from Asia and Europe locations. The Company recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
December 2002 Provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554

Cash payments	(77)	(107)	—	(184)

Balance at September 28, 2003	$68	$1,302	$—	$1,370

Fiscal 2002 Restructuring Activities

December 2001 Plan

     During the second fiscal quarter of 2002, the Company began implementing restructuring activities which included reducing its workforce by approximately 470 employees in North America, Europe, and Asia, vacating selected administrative and warehouse facilities at the Company’s Fremont, California campus deemed to be no longer required for the Company’s operations, and the closure of certain offices in Asia. The employees included in the Plan were from a broad range of functions and at multiple levels throughout the organization with approximately 80% from North America and approximately 20% from Asia and Europe locations. The Company recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

     During fiscal 2003, the Company recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by the terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on the vacated facilities. In addition, during fiscal 2003, the Company recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions the Company made in sublease assumptions for two of its vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. Additionally, the Company revised its estimates related to employee termination costs and recorded $0.4 million of additional expenses.

September 2001 Plan

     During the first quarter of fiscal 2002, the Company began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at the Company’s headquarters in Fremont, California deemed to be no longer required for the Company’s operations and discontinuance of the manufacture of specific products within the Company’s etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 85% from North America and 15% from Asia and Europe locations. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The discontinued inventory charges of approximately $7.6 million related to the Company’s decision to discontinue manufacture of specific products within the Company’s etch product lines. The Company recovered approximately $0.3 million during the quarter ended September 28, 2003 and $1.7 million during fiscal years 2003 and 2002, respectively, from unanticipated subsequent sales to the Company’s installed base of certain portions of this inventory. In addition, in fiscal 2003 and 2002, the Company physically disposed of approximately $2.7 million of this inventory. The Company expects to complete disposition of the remaining quantities of this inventory by the end of calendar year 2003.

     During fiscal 2002, the Company recovered approximately $1.0 million of the September 2001 Plan charge due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses relating to a vacated facility lease of $0.3 million. During fiscal 2003, approximately $0.9 million was recovered due to lower employee severance and termination costs of $0.6 million and actual expenses being lower than estimates for vacated facility leases of $0.3 million. In addition, in the second quarter of fiscal 2003, the Company recorded additional charges for the September 2001 Plan based on a revised estimate of the length of time required to sublease one of its vacated buildings in Fremont, California. Based on prevailing market conditions, the Company extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million expense.

Fiscal 2001 Restructuring Plans

     During the second quarter of fiscal 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan. An additional $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs.

NOTE 14 — EQUITY DERIVATIVE CONTRACTS IN COMPANY STOCK

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

     On August 23, 2002, the Company settled its outstanding equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, the Company was able to repurchase the shares recording a life to date gain of $8.4 million ($2.41 per share) from their then market value. As a result of this transaction, the Company recognized an increase in treasury stock of $47.6 million and a $16.4 million reduction in the equity derivative contracts’ fair value which was recorded as a non-taxable loss in other income (expense), net during the three months ended September 29, 2002.

NOTE 15 — LITIGATION

     See Part II, item 1 for discussion of litigation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission, such as our last filed Annual Report on Form 10-K for the fiscal year ended June 29, 2003 and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three-month period ended September 28, 2003.

RESULTS OF OPERATIONS

     Lam Research Corporation (Lam or the Company) is a major supplier of semiconductor capital equipment. Our product offerings include single-wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization (CMP) and CMP wafer cleaning systems, and an array of services designed to optimize the utilization of these systems by our customers.

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can fluctuate significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and price for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three months ended September 28, 2003 may not necessarily be indicative of future operating results.

Revenue

	Three Months Ended
	September 28,	September 29,	Percent
	2003	2002	Change

	(in thousands)
Revenue	$183,738	$197,520	(7.0%)

     The decrease in revenues compared to a year ago further reinforces our prior year commentary, that the revenue level of the quarter ended September 29, 2002 reflected a short-lived increase in demand for wafer fabrication equipment. Since that time, our quarterly revenues have remained relatively stable and our current estimate for the quarter ended December 28, 2003 is for revenues to be around the same level as the quarter ended September 28, 2003. Semiconductor manufacturers have selectively invested in leading-edge technology equipment through fiscal 2003 and into fiscal 2004 and there are early signs that demand for wafer processing equipment may be improving.

     Based on the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, we generally recognize new systems revenue when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Refer to our discussion of “Critical Accounting Policies” within this document for additional information about our revenue recognition policy. Where acceptance provisions exist, the fiscal period in which we are able to recognize systems revenue is typically subject to the length of time that our customers require to evaluate the performance of our equipment to agreed standards and specifications, after system installation. Systems revenue recognition generally occurs from two to seven months after the date of shipment. Spares and upgrades revenues generally are recognized on the date of shipment, and service revenues are recognized generally upon performance of the activities requested by the customer, including training and extended warranty support.

     Regional geographic breakdown of revenue is as follows:

	Three months ended
	September 28,	September 29,
	2003	2002

North America	26%	23%
Europe	25%	18%
Asia Pacific	42%	48%
Japan	7%	11%

Gross Margin

	Three Months Ended
	September 28,	September 29,	Percent
	2003	2002	Change

	(dollars in thousands)
Gross Margin	$78,518	$78,994	(0.6%)
Percent of total revenue	42.7%	40.0%

     The increase in gross margin as a percent of total revenue of 2.7 percentage points during the three months ended September 28, 2003 as compared to the prior year was accomplished despite a 7 percent reduction in revenue over the same periods. The improved gross margin as a percent of total revenue is primarily due to lower material, installation and warranty costs. We believe that our focus on our systems design, which promotes more efficient purchasing and installation processes, combined with our strategy to outsource manufacturing assembly has contributed to this gross margin progression and lowered our overall breakeven point to approximately $180 million in quarterly revenues.

     Our current outlook for the quarter ending December 28, 2003 is for relatively flat gross margin as a percentage of revenues compared to the quarter ended September 28, 2003.

Research and Development

	Three Months Ended
	September 28,	September 29,	Percent
	2003	2002	Change

	(dollars in thousands)
Research & Development	$38,526	$41,382	(6.9%)
Percent of total revenue	21.0%	21.0%

     We sustained significant levels of investment in research and development, illustrating our focus on maintaining our competitive product portfolio. Accordingly, we devote a significant portion of our personnel and financial resources to the introduction of next-generation products and enhancements of existing products. Lower absolute spending in the quarter ended September 28, 2003 compared to the quarter ended September 29, 2002 reflects our efforts to streamline processes to deliver cost effective results. The decrease in absolute dollars is primarily related to lowered costs of supplies.

Selling, General and Administrative

	Three Months Ended
	September 28,	September 29,	Percent
	2003	2002	Change

	(dollars in thousands)
Selling, General & Administrative	$33,993	$33,359	1.9%
Percent of total revenue	18.5%	16.9%

     Selling, General and Administrative (SG&A) expenses for the three months ended September 28, 2003 were essentially flat when compared to the year ago period. In accordance with the accelerated vesting provisions from a stock option award granted to our Chairman and Chief Executive Officer, the September 28, 2003 expenditures include $2.8 million in compensation expenses. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information. Excluding this charge, SG&A expenses decreased by $2.1 million from the prior year period, as infrastructure rationalization has led to a reduction in facilities-related expenses of approximately 35%. Additionally, salaries, benefits and supplies costs have been significantly substituted with variable, largely transaction-based pricing from selected providers.

Restructuring Activities

     We have developed programs and incurred restructuring charges in response to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. We systematically review our revenue outlook and forecasts and assess their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, our senior management committed to cost reduction and exit activities in the quarters ended September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan). Prior to the end of each quarter noted above, management with the proper level of authority approved specific actions under the respective Plan and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges are based on management’s estimates using known prevailing real estate market conditions at that time. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned. We distinguish regular operating cost management activities from restructuring activities. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

     As of September 28, 2003, the overall restructuring reserve balance consisted of approximately $0.6 million related to restructurings implemented during fiscal 2004, $9.4 million related to restructurings implemented during fiscal 2003, and $7.4 million related to restructurings implemented during fiscal 2002. These same balances consisted of approximately $0.7 million of severance and benefits-related costs anticipated to be utilized by the end of the 2003 calendar year and $16.7 million primarily related to lease payments on vacated buildings anticipated to be utilized by the end of fiscal year 2008.

Fiscal 2004 Restructuring Activities

     We recorded a net restructuring charge during the quarter ended September 28, 2003, of approximately $0.8 million, consisting of severance and benefits for involuntarily terminated employees of $0.8 million, charges for the present value of remaining lease payments on vacated facilities of $0.5 million, and the write-off of related leasehold improvements of $0.1 million. These charges were partially offset by recovery of $0.3 million due to lower than previously estimated employee severance and benefits costs and $0.3 million of recovered inventory from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring.

     As a result of the fiscal 2004 restructuring activities, we expect quarterly savings of approximately $0.5 million, primarily related to lower payroll, facilities, and depreciation expenses. Actual results may vary from these forecasts, depending upon future events and circumstances.

September 2003 Plan

     We began carrying out the announced restructuring activities prior to September 28, 2003, by reducing our workforce primarily in North America and Europe by approximately 20 people and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended September 28, 2003 of approximately $1.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Cash payments	(462)	(61)	—	(523)
Non-cash charges	—	—	(123)	(123)

Balance at September 28, 2003	$251	$333	$—	$584

Fiscal 2003 Restructuring Activities

     As a result of the fiscal 2003 restructuring activities, we expect quarterly savings in total expenses of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. These estimated savings are primarily related to lower payroll, facilities, and depreciation expenses. Actual results may vary from those anticipated, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through September 28, 2003, we believe realized savings are largely consistent with original estimates. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from the Plans.

June 2003 Plan

     We began carrying out the announced restructuring activities prior to June 29, 2003, by reducing our workforce in North America, Europe, and Asia by approximately 30 people and by vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended June 29, 2003, of approximately $7.6 million, consisting of severance and benefits for involuntarily terminated employees, charges for the present value of remaining lease payments on vacated facilities, a loss on the fair value of a vacated facility and the write-off of related leasehold improvements. In June 2003, a lease covering one of our vacated facilities at our Fremont, California campus was amended, combined, restated, and transferred to a new lessor under a single lease structure. At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1.0 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility and included in the $6.7 million facility-related restructuring charge.

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
June 2003 Provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(375)	—	(749)
Reversal of restructuring charges	(23)	—	—	(23)
Additional restructuring charges	—	84	—	84

Balance at September 28, 2003	$20	$5,977	$—	$5,997

March 2003 Plan

     We began carrying out these restructuring activities prior to March 30, 2003, by reducing our workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. During the quarter ended September 28, 2003, $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
March 2003 Provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(140)	(250)	—	(390)
Reversal of restructuring charges	(280)	—	—	(280)

Balance at September 28, 2003	$155	$1,906	$—	$2,061

December 2002 Plan

     We began carrying out these restructuring activities prior to December 29, 2002 by reducing our workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and administrative facilities located in North America, Europe and Asia deemed to be no longer necessary for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with approximately 65% from North America and approximately 35% from Asia and Europe locations. We recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
December 2002 Provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554

Cash payments	(77)	(107)	—	(184)

Balance at September 28, 2003	$68	$1,302	$—	$1,370

Fiscal 2002 Restructuring Activities

December 2001 Plan

          During the second fiscal quarter of 2002, we began implementing restructuring activities which included reducing our workforce by approximately 470 employees in North America, Europe, and Asia, vacating selected administrative and warehouse facilities at our Fremont, California campus deemed to be no longer required for our operations, and the closure of certain offices in Asia. The employees included in the Plan were from a broad range of functions and at multiple levels throughout the organization with approximately 80% from North America and approximately 20% from Asia and Europe locations. We recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

          During fiscal 2003, we recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by the terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on the vacated facilities. In addition, during fiscal 2003, we recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions we made in sublease assumptions for two of our vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. Additionally, we revised our estimates related to employee termination costs and recorded $0.4 million of additional expenses.

September 2001 Plan

          During the first quarter of fiscal 2002, we began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at our headquarters in Fremont, California deemed to be no longer required for our operations and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 85% from North America and 15% from Asia and Europe locations. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The discontinued inventory charges of approximately $7.6 million related to our decision to discontinue manufacture of specific products within our etch product lines. We recovered approximately $0.3 million during the quarter ended September 28, 2003 and $1.7 million during fiscal years 2003 and 2002, respectively, from unanticipated subsequent sales to our installed base of certain portions of this inventory. In addition, in fiscal 2003 and 2002, we physically disposed of approximately $2.7 million of this inventory. We expect to complete disposition of the remaining quantities of this inventory by the end of calendar year 2003.

          During fiscal 2002, we recovered approximately $1.0 million of the September 2001 Plan charge due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses relating to a vacated facility lease of $0.3 million. During fiscal 2003, approximately $0.9 million was recovered due to lower employee severance and termination costs of $0.6 million and actual expenses being lower than estimates for vacated facility leases of $0.3 million. In addition, in the second quarter of fiscal 2003, we recorded additional charges for the September 2001 Plan based on a revised estimate of the length of time required to sublease one of our vacated buildings in Fremont, California. Based on prevailing market conditions, we extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million expense.

Fiscal 2001 Restructuring Plans

          During the second quarter of fiscal 2003, we completed the remaining elements of our restructuring activities under the June 2001 Plan. An additional $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs.

Other Income (Expense), net

          Other income (expense), net for the three-month period ended September 28, 2003 was a gain of $1.4 million compared to expense of $17.1 million in the corresponding period in fiscal 2003. The progression from net other expense in fiscal 2003 to net other income in fiscal 2004 was primarily due to the settlement, in August 2002, of certain equity derivative instruments indexed to Lam stock. We settled those instruments, and recorded a $16.4 million loss in the quarter ended September 29, 2002, that contributed to the life to date gain of $8.4 million.

Income Tax Expense

          Income tax expense for the quarters ended September 28, 2003 and September 29, 2002 was recorded using a 25% estimated effective tax rate in each period. The loss on the settlement of our equity derivative instruments recorded in the quarter ended September 29, 2002, was non-taxable. Our fiscal 2004 tax rate estimate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits.

Deferred Income Taxes

          We have gross deferred tax assets arising from temporary differences, net operating losses, and tax credit carryforwards of $287.6 million and $287.5 million as of September 28, 2003 and June 29, 2003, respectively. The gross deferred tax assets are offset by a valuation allowance of $36.7 million as of September 28, 2003 and as of June 29, 2003. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any, in subsequent quarters.

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

          A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations, received customer acceptance, or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. Revenue related to sales of spare parts, system upgrade kits, and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount and a term more than one month is recognized on a straight-line basis over the term of the contract.

     We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in SAB 101.

     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual cost on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when we complete physical delivery of the products unless other customer practices prevail.

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

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent three months ended September 28, 2003, all warranty obligations have been determined with reasonable estimates.

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

     Employee Stock Purchase Plan and Employee Stock Option Plans: We account for our employee stock purchase plan (ESPP) and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB 25) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44) and make pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For

Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which amends Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (SFAS 123). Our ESPP is a non-compensatory plan, and our stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

     Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing option valuation models do not necessarily provide a reliable measure of the fair value of our stock-based awards to employees.

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

Recent Accounting Pronouncements

     Accounting for Revenue Arrangements with Multiple Deliverables: In November 2002, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple deliverables (products, services, and/or rights to use assets). The provisions of EITF 00-21 are applicable for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

     Amendment of Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), on Derivative Instruments and Hedging Activities: In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149). SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group (DIG) and changes financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component that requires reporting as cash flows from financing activities in the statement of cash flows and (3) amends the definition of an “underlying” to correspond to the language in FIN 45. These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that require separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of SFAS 149 that codify the previous decisions made by the DIG are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations.

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity: In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless of whether the instrument is settled on a net-cash or gross physical basis, (2) obligations that can be settled in shares but meet one of the following conditions: (a) derive their value predominately from some other underlying, or (b) have a fixed value, or have a value to the counterparty that moves in the opposite direction as the issuer’s shares. Many of the instruments within the scope of SFAS 150 were previously classified by the issuer as equity or temporary equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective the first quarter of fiscal 2004. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          Cash, cash equivalents, short-term investments, and restricted cash increased sequentially by $17.1 million to $642.9 million as of September 28, 2003.

          Net cash used for operations for the three-month period ended September 28, 2003, was $1.2 million. Net income of $4.8 million, adjusted for non-cash charges such as depreciation and amortization, amortization of deferred stock-based compensation and certain restructuring charges of $13.1 million, resulted in positive cash flow of $17.9 million. Other significant changes include a decrease in net inventories of $8.8 million, largely offset by net accounts receivable increases of $6.6 million, despite a $16.0 million decrease in sold accounts receivable. Prepaid expenses and other current assets increased $5.2 million and deferred profit decreased $16.9 million.

          Net cash used for investing activities in the quarter ended September 28, 2003 was $101.0 million. We purchased $99.2 million, net, of short-term investments. Net capital expenditures were $1.8 million.

          Net cash provided by financing activities for the three-month period ended September 28, 2003, was $21.6 million and consisted primarily of the issuance of common stock as a result of employee exercises of stock options of $17.1 million and reissuance of $4.4 million from treasury stock through our employee stock purchase program.

          We have an agreement to sell certain U.S. Dollar-denominated receivables, subject to certain recourse provisions to a financial institution. During the three-month period ended September 28, 2003, we sold $21.6 million of these receivables, the cash flows of which are included in operating activities. At September 28, 2003, $21.6 million of these receivables remained uncollected, of which $2.2 million were subject to recourse provisions.

          Our contractual cash obligations and commitments relating to our debt obligations, lease payments and outsourcing activities are as follows:

	Debt and Other
	Long-term	Operating	Purchase
	Liabilities	Leases	Obligations

	(in thousands)
Fiscal years ended:
Through June 27, 2004	$5,000	$11,713	$43,561
2005 through 2007	325,024	20,520	70,613
2008 through 2010	215	101,358	24,006
Thereafter	—	619	—

Total	$330,239	$134,210	$138,180

          During fiscal 2003, we settled our outstanding equity derivative contracts that were recorded in other short-term assets. Based on the market price of our common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts was $8.4 million as compared to the June 30, 2002 fair value of $24.8 million.

          Our 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million.

          On January 28, 2003, our Japanese subsidiary repaid its ¥6.0 billion ($51.1 million at January 28, 2003) Japanese long-term loan in full.

          At September 28, 2003, obligations under debt financing consist of our 4% Convertible Subordinated Notes (4% Notes). Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million incurred at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $4.5 million and $5.0 million at September 28, 2003 and June 29, 2003, respectively.

Interest Rate Terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001.

Conversion Rights	Convertible into Company Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments.

Redemption Terms	Redeemable at the Company’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest.

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company.

          During the third quarter of fiscal 2002, we entered into an interest rate swap agreement (the swap) with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate. The transaction swapped 4% fixed interest payments for variable interest payments based on the London Interbank Offered Rate (LIBOR), resulting in interest expense savings of approximately $2.7 million for the three months ended September 28, 2003. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, we would incur incremental interest expense. Under the terms of the transaction, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the unfavorable mark-to-market exposure on the swap. Therefore, the amount of cash collateral we will have to post in the future will fluctuate from quarter to quarter commensurate with the unfavorable mark-to-market exposure on the swap instrument. Generally, the required collateral will rise as interest rates rise. As of September 28, 2003 and June 29, 2003, we have posted $6.0 million of collateral under this swap agreement which is included in restricted cash on our balance sheet. We have designated this swap as a fair value hedge under the provisions of SFAS 133.

          During the second quarter of fiscal 2002 we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash, $5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. As of September 28, 2003, a total amount of $13.8 million was paid to Varian and the total obligation remaining is $6.3 million, which will be paid through December 2004.

          We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. All of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with an option to extend the leases for additional periods. Additionally, certain of our facility leases provide for periodic rent increases based on the general rate of inflation.

          In March and June of 2003, lease agreements relating to properties at our Fremont, California campus were transferred to a new lessor, amended, combined and restated. As part of the lease agreements, we have the option to purchase the buildings at any time. The total purchase price for all properties related to these leases is approximately $112.4 million. In addition, we are required to guarantee the lessors a residual value on the properties of up to $98.7 million at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, and the lessor sells the properties and the sale price is less than the lessor’s costs). At the time of the June amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of our past restructuring activities, and the loss was recorded as a restructuring charge during fiscal 2003. As a result, we recorded a $1.0 million liability for the loss on the leased property. We maintain cash collateral of $112.4 million as part of the lease agreements as of September 28, 2003 in separate, specified interest-bearing accounts. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FIN 46, and is therefore not consolidated by us.

          We continue to enter into new agreements and maintain existing agreements to outsource certain elements of our transactional general and administrative functions, elements of our manufacturing, warehousing, logistics, facilities maintenance and information technology functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum outsourcing obligations at September 28, 2003 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

          Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as inventory until title is transferred to us or our purchase obligation is determined. At September 28, 2003, vendor owned inventories held at Lam and not reported as inventory were approximately $10.7 million.

          Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to ensure our ability to invest in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 28, 2003, combined with asset management activities, are expected to be sufficient to support our anticipated levels of operations, investments, and capital expenditures, through at least the next twelve months. In the longer-term, liquidity will depend to a great extent on our future revenues and our ability to appropriately size our business based on demand for our products.

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

     Further, because a significant amount of our R&D and administrative operations and capacity is located at our Fremont, California facility, natural, physical, logistical or other events or disruptions affecting this facility (including labor disruptions, earthquakes and power failures) could adversely impact our financial performance.

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems

     System sales constitute a significant portion of our total revenue. Our systems can typically range in price from approximately $0.4 million to $4.5 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

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

The Semiconductor Equipment Industry Is Volatile and Reduced Product Demand Has a Negative Impact on Shipments

     Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. During calendar year 2001 and the first half of calendar year 2002, semiconductor manufacturers canceled or delayed delivery of orders as a result of overcapacity. The resulting demand contraction had a negative impact on the level of system shipments during fiscal 2002 compared to fiscal 2001. The semiconductor industry is experiencing a prolonged downturn and although there are early signs that demand for wafer processing equipment may be improving, as of the end of the first quarter of fiscal 2004, our customers continue to remain cautious about their levels of capital expenditures.

     Fluctuating levels of investment by semiconductor manufacturers could continue to materially affect our aggregate shipments, revenues and operating results. We will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.

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

We Have a Limited Number of Key Customers

     Sales to a limited number of large customers constitute a significant portion of our overall revenue. As a result, the actions of even one customer may subject us to revenue swings that are difficult to predict. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers.

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

Our Outsource Providers May Fail to Perform as We Expect

     We are expanding the roles that outsource providers play in our business. These outsource providers have played and will play key roles in our manufacturing operations and in many of our transactional and administrative functions. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers has and will require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

We Are Subject to Risks Associated with Our Competitors’ Strategic Relationships and Their Introduction of New Products and We May Lack the Financial Resources or Technological Capabilities of Certain of Our Competitors Needed to Capture Increased Market Share

     We expect to face significant competition from multiple current and future competitors. We believe that other companies are developing systems and products that are competitive to ours and are planning to introduce new products, which may affect our ability to sell our existing products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, as this could adversely affect our ability to sell products to those manufacturers.

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

We Rely Upon Certain Critical Information Systems for the Operation of our Business

     We maintain and rely upon certain critical Information Systems for the effective operation of our business. These Information Systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and email. These Information Systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers and third parties. These Information Systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. To the extent that these Information Systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for Information Systems cannot be guaranteed to be failsafe and our inability to use or access these Information Systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

          For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 29, 2003.

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

          During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Convertible Subordinated Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate, resulting in interest expense savings of approximately $2.7 million for the three-month period ended September 28, 2003. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense may be incurred.

ITEM 4. Controls and Procedures

          As of the close of our quarter ended September 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 6. Exhibits

10.96	Employment Agreement for Nicolas J. Bright, dated August 1, 2003.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the Sarbanes-Oxley Act of 2002) – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the Sarbanes-Oxley Act of 2002) – Chief Financial Officer

LAM RESEARCH CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2003

LAM RESEARCH CORPORATION

(Registrant)

By:	/s/ Mercedes Johnson

Mercedes Johnson

Senior Vice President, Finance and Chief Financial Officer

(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.96	Employment Agreement for Nicolas J. Bright, dated August 1, 2003.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the Sarbanes-Oxley Act of 2002) – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the Sarbanes-Oxley Act of 2002) – Chief Financial Officer