Form 10-Q
period 2003-12-28
LAM RESEARCH CORP
filed 2004-02-09
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     As of February 2, 2004, there were 133,184,372 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 28,	June 29,
	2003	2003

	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$129,211	$167,343
Short-term investments	456,798	340,070
Accounts receivable, net	114,811	107,602
Inventories	98,836	112,016
Prepaid expenses and other current assets	10,527	12,679
Deferred income taxes	132,290	133,066

Total current assets	942,473	872,776
Property and equipment, net	40,067	48,771
Restricted cash	118,468	118,468
Deferred income taxes	87,032	87,032
Other assets	59,864	71,228

Total assets	$1,247,904	$1,198,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$39,814	$35,518
Accrued expenses and other current liabilities	135,261	131,144
Deferred profit	29,018	45,309
Current portion of long-term debt and other long-term liabilities	5,000	5,011

Total current liabilities	209,093	216,982
Long-term debt and other long-term liabilities less current portion	322,555	332,209

Total liabilities	531,648	549,191
Commitments and contingencies
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 132,425 shares at December 28, 2003 and 127,435 shares at June 29, 2003	132	127
Additional paid-in capital	608,472	560,273
Deferred stock-based compensation	—	(2,769)
Treasury stock, at cost, 2,270 shares at December 28, 2003 and 2,712 shares at June 29, 2003	(32,319)	(38,670)
Accumulated other comprehensive loss	(13,098)	(13,694)
Retained earnings	153,069	143,817

Total stockholders’ equity	716,256	649,084

Total liabilities and stockholders’ equity	$1,247,904	$1,198,275

(1)	Derived from June 29, 2003 audited financial statements.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Total revenue	$191,508	$184,569	$375,246	$382,089
Cost of goods sold	105,372	112,380	210,842	230,906
Cost of goods sold — restructuring recoveries	(1,079)	(301)	(1,329)	(301)

Total cost of goods sold	104,293	112,079	209,513	230,605

Gross margin	87,215	72,490	165,733	151,484

Research and development	39,078	39,739	77,604	81,121
Selling, general and administrative	34,141	31,715	68,134	65,074
Restructuring charges, net	5,948	2,053	7,010	2,053

Total operating expenses	79,167	73,507	152,748	148,248

Operating income (loss)	8,048	(1,017)	12,985	3,236
Loss on equity derivative contracts in Company stock	—	—	—	(16,407)
Other income, net	473	2,989	1,917	2,327

Income (loss) before income taxes	8,521	1,972	14,902	(10,844)
Income tax expense	2,130	493	3,725	1,391

Net income (loss)	$6,391	$1,479	$11,177	$(12,235)

Net income (loss) per share:
Basic net income (loss) per share	$0.05	$0.01	$0.09	$(0.10)

Diluted net income (loss) per share	$0.05	$0.01	$0.08	$(0.10)

Number of shares used in per share calculations:
Basic	131,020	125,411	129,688	126,171

Diluted	139,658	128,537	137,502	126,171

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	December 28,	December 29,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,177	$(12,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on equity derivative contracts in Company stock	—	16,407
Amortization of premiums on securities	1,973	848
Depreciation and amortization	15,940	21,295
Deferred income taxes	776	(5,564)
Amortization of deferred stock-based compensation	2,769	173
Restructuring charges, net	5,681	1,752
Other, net	804	245
Change in working capital accounts	(4,954)	(9,347)

Net cash provided by operating activities	34,166	13,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,212)	(5,764)
Purchases of available-for-sale securities	(310,785)	(140,388)
Sales of available-for-sale securities	191,317	448,655
Restricted cash released upon settlement of equity derivatives in Company stock	—	9,076
Other, net	(232)	704

Net cash provided by/(used for) investing activities	(125,912)	312,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and redemptions on long-term debt and capital lease obligations	(12)	(310,019)
Treasury stock purchases	—	(39,122)
Reissuances of treasury stock	4,426	4,753
Proceeds from issuance of common stock	48,204	4,438

Net cash provided by/(used for) financing activities	52,618	(339,950)

Effect of exchange rate changes on cash	996	1,039
Net decrease in cash and cash equivalents	(38,132)	(13,054)
Cash and cash equivalents at beginning of period	167,343	172,431

Cash and cash equivalents at end of period	$129,211	$159,377

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2003
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

     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2004 and includes 52 weeks. The quarter ended December 28, 2003 and the quarter ended December 29, 2002 both included 13 weeks.

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

     Amendment of Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), on Derivative Instruments and Hedging Activities: In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149). SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group (DIG) and changes financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component that requires reporting as cash flows from financing activities in the statement of cash flows and (3) amends the definition of an “underlying” to correspond to the language in FASB Interpretation (FIN)

Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that require separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of SFAS 149 that codify the previous decisions made by the DIG are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

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

     Revenue Recognition: In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of the Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company believes it is following the guidance of SAB 104, and the issuance of SAB 104 did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — STOCK-BASED COMPENSATION PLANS

     The Company has adopted stock option plans that provide for the grant to employees of various equity incentive awards, including options to purchase shares of Lam common stock. In addition, the plans permit the grant of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its common stock. The Company accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and Financial Accounting Standards Board Interpretation (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44).

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148) as if the Company had accounted for its stock option and stock purchase plans under the fair value method of SFAS 123 and SFAS 148. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS 123 and SFAS 148:

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss) — as reported	$6,391	$1,479	$11,177	$(12,235)
Add: compensation expense recorded under APB 25, net of tax	—	130	2,077	130
Deduct: SFAS 123 compensation expense, net of tax	5,283	10,073	14,390	21,428

Net income (loss) — pro forma	$1,108	$(8,464)	$(1,136)	$(33,533)
Basic net income (loss) per share — as reported	0.05	0.01	0.09	(0.10)
Basic net income (loss) per share — pro forma	0.01	(0.07)	(0.01)	(0.27)
Diluted net income (loss) per share — as reported	0.05	0.01	0.08	(0.10)
Diluted net income (loss) per share — pro forma	$0.01	$(0.07)	$(0.01)	$(0.27)

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the options’ vesting period (for options) and the respective four, six, twelve, or fifteen-month purchase periods (for stock purchases under the employee stock purchase plan). The fair value of the Company’s stock options and stock purchase plans was estimated using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. The model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of the Company’s stock-based awards granted in the three and six-month periods of fiscal 2004 and fiscal 2003 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options				ESPP

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002	2003	2002	2003	2002

Expected life (years)	3.5	2.5	3.4	2.3	0.7	0.3	0.5	0.3
Expected stock price volatility	74%	74%	74%	74%	74%	74%	74%	74%
Risk-free interest rate	2.1%	1.5%	2.0%	1.5%	2.1%	1.5%	2.0%	1.5%

NOTE 4 — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	December 28,	June 29,
	2003	2003

	(in thousands)
Raw materials	$61,362	$67,259
Work-in-process	19,571	27,034
Finished goods	17,903	17,723

	$98,836	$112,016

NOTE 5 — PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

	December 28,	June 29,
	2003	2003

	(in thousands)
Manufacturing and office equipment	$105,100	$114,609
Leasehold improvements	45,412	57,497
Furniture and fixtures	3,897	5,031
Computer equipment and software	58,956	67,624

	213,365	244,761
Less: accumulated depreciation and amortization	(173,298)	(195,990)

	$40,067	$48,771

NOTE 6 — LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

     Long-term debt and other long-term liabilities consist of the following:

	December 28,	June 29,
	2003	2003

	(in thousands)
4% Convertible subordinated notes, interest payable semi-annually, principal due June, 2006	$310,314	$319,322
Restructuring, long-term portion	11,348	9,396
Patent settlement obligation, long-term portion	—	2,500
Other	893	991

	$322,555	$332,209

     At December 28, 2003, obligations under debt financing consist of the Company’s 4% Convertible Subordinated Notes (4% Notes). Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $4.1 million and $5.0 million at December 28, 2003 and June 29, 2003, respectively.

Interest Rate Terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001; payable in arrears.

Conversion Rights	Convertible into Company Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments.

Redemption Terms	Redeemable at the Company’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest.

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company.

     The carrying value of the 4% Notes is adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate in connection with the Company’s fair value hedge accomplished through the interest rate swap agreement (the swap) discussed in Note 12. At December 28, 2003, the carrying value of the 4% Notes was $310.3 million as compared to $319.3 million at June 29, 2003. The corresponding gain of $9.0 million was recorded in other income (expense), offset by a recorded loss of $8.9 million on the carrying value of the swap during the six months ended December 28, 2003.

     Under the terms of the agreement, the Company must provide a minimum of $6.0 million of collateral plus an amount equal to the unfavorable mark-to-market exposure (fair value) on the swap. Therefore, the amount of cash collateral the Company will have to post in the future will fluctuate from quarter to quarter commensurate with the unfavorable mark-to-market exposure on the swap instrument. Generally, the required collateral will rise as interest rates rise. The Company had $6.0 million of collateral (reflected as restricted cash) recorded on the consolidated balance sheet related to this agreement as of December 28, 2003 and June 29, 2003.

     The Company’s 5% Convertible Subordinated Notes matured on September 2, 2002 and were repaid in full. This resulted in a cash outlay of approximately $309.8 million in the September 2002 quarter.

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

     During the quarter ended September 28, 2003, the Company added a second condition to the accelerated vesting provision contained in this stock option award. The second condition required the Company’s fiscal quarter net income, based on U.S. generally accepted accounting principles, to exceed $2.5 million after deducting any incremental amortization expense that resulted from acceleration of these same options. The two conditions needed not to be met simultaneously nor in a specific order. Both conditions were met during the quarter ended September 28, 2003 and, as a result, all options under this arrangement were immediately vested in full. Accordingly, the Company recognized the remaining deferred stock-based compensation balance of $2.8 million as compensation expense within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended September 28, 2003.

NOTE 8 — OTHER INCOME (EXPENSE), NET

     The significant components of other income (expense), net, are as follow:

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Interest income	$2,238	$4,115	$4,950	$9,830
Loss on equity derivative contracts	—	—	—	(16,407)
Interest expense	(783)	(934)	(1,369)	(4,604)
Foreign exchange gain (loss)	(185)	88	(307)	(881)
Debt issue cost amortization	(425)	(429)	(850)	(1,158)
Other, net	(372)	149	(507)	(860)

	$473	$2,989	$1,917	$(14,080)

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

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

		(in thousands, except per share data)
Numerator:
Net income (loss)	$6,391	$1,479	$11,177	$(12,235)

Denominator:
Basic average shares outstanding	131,020	125,411	129,688	126,171
Effect of potential dilutive securities:
Employee stock plans and warrant	8,638	3,126	7,814	—

Diluted average shares outstanding	139,658	128,537	137,502	126,171

Net income (loss) per share — Basic	$0.05	$0.01	$0.09	$(0.10)

Net income (loss) per share — Diluted	$0.05	$0.01	$0.08	$(0.10)

     For purposes of computing diluted net income (loss) per share, weighted-average potential common shares do not include stock options whose exercise prices exceed the average market value of the Company’s common stock for the period. The following shares were excluded:

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Number of shares excluded	946	18,770	3,423	18,737

     Additionally, the following shares were excluded for purposes of computing diluted net income (loss) per share because the effect would have been antidilutive:

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Number of shares excluded — options	—	—	—	3,381
Number of shares excluded — warrant	—	2,000	—	2,000
Number of shares excluded — convertible subordinated notes	6,677	6,677	6,677	10,365

	6,677	8,677	6,677	15,746

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income (loss)	$6,391	$1,479	$11,177	$(12,235)
Foreign currency translation adjustment	1,788	1,115	1,473	(1,075)
Unrealized gain (loss) on fair value of derivative financial instruments, net	38	(603)	(110)	(1,388)
Unrealized gain (loss) on financial instruments, net	(210)	583	(767)	583

Comprehensive income (loss)	$8,007	$2,574	$11,773	$(14,115)

The balance of accumulated other comprehensive loss is as follows:

	December 28,	June 29,
	2003	2003

	(in thousands)
Accumulated foreign currency translation adjustment	$(13,680)	$(15,153)
Accumulated unrealized gain on derivative financial instruments	183	293
Accumulated unrealized gain on financial instruments	399	1,166

Accumulated other comprehensive loss	$(13,098)	$(13,694)

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

     The Company has issued certain indemnifications to its lessors under certain of its operating lease agreements, such as, indemnification for certain environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of December 28, 2003, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at December 28, 2003, is approximately $5.5 million. As of December 28, 2003, the Company’s Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution to sell to the institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At December 28, 2003 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $3.2 million. As of December 28, 2003, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

     Changes in the Company’s product warranty reserves during the six months ended December 28, 2003, were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	7,208
Settlements made during the period	(8,716)
Change in liability for pre-existing warranties during the period, including expirations	(1,831)

Balance at December 28, 2003	$13,646

NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company has acquired and holds derivative financial instruments to hedge a variety of risks and exposures including interest rate fluctuation risks associated with its long-term debt, foreign currency exchange rate fluctuations on the value of expected cash flows from forecasted revenue transactions denominated in Japanese Yen and foreign currency denominated assets. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under SFAS 133 are recognized in earnings immediately. The Company does not use derivatives for trading or speculative purposes.

     The Company has a policy to minimize, where possible and practical, the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Notes, the Company is a party to an interest rate swap agreement (the swap) with a notional amount of $300.0 million. Under the terms of the swap, the Company exchanges the fixed interest payments on its 4% Notes for variable interest payments based on the London Interbank Offered Rate (LIBOR). The swap is accounted for as a fair value hedge under the provisions of SFAS 133. Fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component, are recorded in earnings, and generally offset by changes in the fair value of the swap, which are also recorded in earnings.

     The carrying value of the 4% Notes included in long-term debt and other long-term liabilities decreased by approximately $4.4 million and $9.0 million for the three and six-month periods ended December 28, 2003 and increased by approximately $1.5 million and $14.2 million for the three and six-month periods ended December 29, 2002. The fair value of the swap, included in long-term assets, decreased by approximately $4.2 million and $8.9 million during the three and six months ended December 28, 2003 and increased by approximately $1.5 million and $14.0 million during the three and six months ended December 29, 2002. The corresponding gains and losses for the three and six-month periods are recorded in other income (expense), net. During the three and six-month periods ended December 28, 2003 the Company recognized net gains of $0.2 million and $0.1 million, respectively, in other income (expense), net resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes. The Company recognized net losses of less than $0.1 million during the quarter ended December 29, 2002 and $0.2 million during the six-month period ended December 29, 2002 resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes.

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

     The Company recognized net gains of less than $0.1 million during the quarter ended December 28, 2003 and a net loss of $0.1 million for the three months ended December 29, 2002, for cash flow hedges that had been discontinued, because the original forecasted transactions did not or were not expected to occur. The Company recognized net gains of $0.3 million for the six months ended December 28, 2003 and net gains of less than $0.1 million during the six months ended December 29, 2002 related to the discontinued cash flow hedges. The losses and gains are recorded in other income (expense) in the condensed consolidated statements of operations. As of December 28, 2003, the Company expects to reclassify the balance of $0.2 million of deferred hedging gains and losses, net, included in accumulated other comprehensive income (loss) to earnings during the next 12 months due to the expected recognition in earnings of the hedged forecasted transactions.

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

NOTE 13 — RESTRUCTURING ACTIVITIES

     The Company has developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. The Company systematically reviews its revenue outlook and forecasts and assesses their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, senior management of the Company committed to cost reduction and exit activities in the quarters ended December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan). Prior to the end of each quarter noted above, management with the proper level of authority approved specific actions under the respective Plan and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned. The Company distinguishes regular operating cost management activities from restructuring activities. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

     As of December 28, 2003, the overall restructuring reserve balance consisted of approximately

$2.6 million related to restructurings implemented during fiscal 2004, $8.7 million related to restructurings implemented during fiscal 2003, $7.6 million related to restructurings implemented during fiscal 2002, and $1.6 million related to restructurings implemented prior to fiscal 2002. This same balance consisted of approximately $1.1 million of severance and benefits-related costs anticipated to be utilized by the end of the 2004 calendar year and $19.4 million primarily related to lease payments on vacated buildings anticipated to be utilized by the end of fiscal year 2008.

Fiscal 2004 Restructuring Activities

     The Company recorded a net restructuring charge during the quarter ended December 28, 2003, of approximately $4.9 million. Charges for the December 2003 Plan consisted of severance and benefits for involuntarily terminated employees of $0.4 million, charges for the present value of remaining lease payments on vacated facilities of $2.3 million, and the write-off of related leasehold improvements of $1.5 million. Additionally, the Company recognized $1.9 million, net, of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the current quarter were partially offset by $1.1 million of recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of the Company’s September 2001 restructuring. This $1.1 million has been recorded in cost of goods sold.

     The Company recorded a net restructuring charge during the six months ended December 28, 2003 of approximately $5.7 million, consisting of severance and benefits for involuntarily terminated employees of $1.2 million, charges for the present value of remaining lease payments on vacated facilities of $2.8 million, and the write-off of related leasehold improvements of $1.6 million, all related to fiscal year 2004 plan activities. Additionally, the Company recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the six-month period were partially offset by recovery of $0.4 million due to lower than previously estimated employee severance and benefits costs and $1.3 million of recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of the Company’s September 2001 restructuring. The inventory recovery was recorded in cost of goods sold.

December 2003 Plan

     The Company began carrying out the announced restructuring activities prior to December 28, 2003, by reducing its workforce by less than 20 employees, primarily in North America and by vacating a facility located in North America deemed to be no longer necessary to the Company’s operations. The employees included in the Plan were from a range of functions and at multiple levels of the organization. The Company recorded a restructuring charge during the quarter ended December 28, 2003 of approximately $4.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the December 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
December 2003 provision	$350	$2,305	$1,514	$4,169
Cash payments	(326)	—	—	(326)
Non-cash charges	—	—	(1,514)	(1,514)

Balance at December 28, 2003	$24	$2,305	$—	$2,329

September 2003 Plan

     The Company began carrying out the announced restructuring activities prior to September 28, 2003, by reducing its workforce primarily in North America and Europe by approximately 20 people and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to the Company’s operations. The employees included in the Plan were from a range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended September 28, 2003 of approximately $1.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of associated leasehold improvements.

     Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Additional restructuring charges	48	—	—	48
Reversal of restructuring charges	(69)	—	—	(69)
Cash payments	(502)	(311)	—	(813)
Non-cash charges	—	—	(123)	(123)

Balance at December 28, 2003	$190	$83	$—	$273

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

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(655)	—	(1,029)
Reversal of restructuring charges	(23)	—	—	(23)
Additional restructuring charges	—	84	—	84

Balance at December 28, 2003	$20	$5,697	$—	$5,717

March 2003 Plan

     The Company began carrying out these restructuring activities prior to March 30, 2003, by reducing its workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for the Company’s operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. $0.2 million were recovered during the three months ended December 28, 2003 due to a change in estimates related to one of the Company’s facilities. Additionally, during the quarter ended September 28, 2003, $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(214)	(419)	—	(633)
Reversal of restructuring charges	(280)	(224)	—	(504)

Balance at December 28, 2003	$81	$1,513	$—	$1,594

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

     Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

		(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554

Cash payments	(77)	(137)	—	(214)

Balance at December 28, 2003	$68	$1,272	$—	$1,340

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

     During fiscal 2004, the Company recorded approximately $0.4 million of additional restructuring charges due to revision in estimates for one of its vacated facilities. During fiscal 2003, the Company recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by the terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on the vacated facilities. In addition, during fiscal 2003, the Company recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions the Company made in sublease assumptions for two of its vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. Additionally, the Company revised its estimates for employee termination costs and recorded $0.4 million of additional expenses.

September 2001 Plan

     During the first quarter of fiscal 2002, the Company began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at the Company’s headquarters in Fremont, California deemed to be no longer required for the Company’s operations and discontinuance of the manufacture of specific products within the Company’s etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 85% from North America and 15% from Asia and Europe locations. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The inventory charge of approximately $7.6 million related to the Company’s decision to discontinue manufacture of specific systems within the Company’s etch product lines. The Company recovered approximately $1.1 million and $1.3 million during the three and six months ended December 28, 2003 and $1.7 million during fiscal years 2003 and 2002, respectively, from unanticipated subsequent sales to the Company’s installed base of these items. In addition, the Company physically disposed of approximately $1.0 million of this inventory during the six months ended December 28, 2003 and $2.7 million during fiscal 2003 and 2002.

     During fiscal 2003, approximately $0.9 million was recovered due to lower employee severance and termination costs of $0.6 million and actual expenses being lower than estimated for vacated facility leases of $0.3 million. In addition, in the second quarter of fiscal 2003, the Company recorded additional charges for the September 2001 Plan based on a revised estimate of the length of time required to sublease one of its vacated buildings in Fremont, California. Based on prevailing market conditions, the Company extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million expense.

     During fiscal 2002, the Company recovered approximately $1.0 million of the September 2001 Plan charge due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses relating to a vacated facility lease of $0.3 million.

Fiscal 2001 Restructuring Plans

     During the second quarter of fiscal 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs.

     NOTE 14 — EQUITY DERIVATIVE CONTRACTS IN COMPANY STOCK

     The Company’s equity derivatives have included certain put and call options indexed to its own stock. Application of EITF 00-19, “Determination of Whether Share Settlement is Within the Control of the Issuer”, for the purposes of applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, required these instruments purchased in June 1999 to be recorded at their fair value at the end of each reporting period, commencing in June 2001, with the change in fair value recorded as a gain or loss in the Company’s statement of operations. The Company’s equity derivatives were collateralized by restricted cash of $9.1 million and could not be settled in unregistered shares.

     On August 23, 2002, the Company settled its outstanding equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. By settling the equity derivative contracts, the Company was able to repurchase the shares recording a life-to-date gain of $8.4 million ($2.41 per share) from their then market value. As a result of this transaction, the Company recognized an increase in treasury stock of $47.6 million and a $16.4 million reduction in the equity derivative contracts’ fair value which was recorded as a non-taxable loss in other income (expense), net, during the three months ended September 29, 2002.

NOTE 15 — LITIGATION

     See Part II, item 1 for discussion of litigation.

NOTE 16 — RELATED PARTY TRANSACTIONS

     During fiscal year 2001, the Company’s President and Chief Operating Officer (COO) signed a promissory note with the Company entitling him to borrow up to $1.0 million from the Company at 6.75% simple interest. The Company’s President and COO had previously been advanced the $1.0 million and repaid the entire amount of $1.0 million, plus accrued interest, during the quarter ended December 28, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission, such as our last filed Annual Report on Form 10-K for the fiscal year ended June 29, 2003, our quarterly report on Form 10-Q for the quarter ended September 28, 2003, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K and Form 10-Q for the three months ended September 28, 2003 for a full understanding of our financial position and results of operations for the three and six-month periods ended December 28, 2003.

RESULTS OF OPERATIONS

     Lam Research Corporation (Lam or the Company) is a major supplier of semiconductor capital equipment. Our product offerings include single-wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization (CMP) and CMP wafer cleaning systems, and an array of services designed to optimize the utilization of these systems by our customers.

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and price for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and six months ended December 28, 2003 may not necessarily be indicative of future operating results.

Revenue

	Three Months Ended			Six Months Ended
	December 28,	December 29,	Percent	December 28,	December 29,	Percent
	2003	2002	Change	2003	2002	Change

	(in thousands)			(in thousands)
Revenue	$191,508	$184,569	3.8%	$375,246	$382,089	(1.8)%

     Revenues for the quarter ended December 28, 2003 increased $7.8 million, or 4.2% sequentially, in an environment where early signs of improvement in demand for wafer processing equipment strengthened. The uptick in revenues for the December 2003 quarter as compared to the same period in 2002 is influenced by bolstered customer demand, the duration of system installations and the timing of receiving customer acceptances.

     Revenues during the six-month period ended December 28, 2003 as compared to the prior year decreased slightly. The primary reason for the decline was a short-lived increase in demand for wafer fabrication equipment during the September 2002 quarter partially offset by the factors contributing to the increase in revenues in the December 2003 quarter noted above. We expect revenues for the March 2004 quarter to be approximately $215 million.

     Based on the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, as amended by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, we generally recognize new systems revenue when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Refer to our discussion of “Critical Accounting Policies” within this document for additional information about our revenue recognition policy. Where customer acceptance provisions exist, the fiscal period in which we are able to recognize systems revenue is typically determined based on the length of time that our customers require to evaluate the performance of our equipment to agreed standards and specifications. On average, revenue recognition for systems normally occurs from two to seven months after the date of shipment. Spares and system upgrade revenues are generally recognized on the date of shipment, and service revenues are generally recognized upon performance of the activities requested by the customer, including training and extended warranty support.

     Regional geographic breakdown of revenue is as follows:

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

North America	20%	31%	23%	27%
Europe	17%	16%	21%	17%
Asia Pacific	51%	46%	47%	47%
Japan	12%	7%	9%	9%

Gross Margin

	Three Months Ended			Six Months Ended
	December 28,	December 29,	Percent	December 28,	December 29,	Percent
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)			(in thousands, except percentages)
Gross Margin	$87,215	$72,490	20.3%	$165,733	$151,484	9.4%
Percent of total revenue	45.5%	39.3%		44.2%	39.6%

     The improved gross margin as a percent of total revenues for the three and six months ended December 28, 2003 as compared to the prior year is primarily due to better utilization of factory resources and assets and a reduction in installation and warranty costs. We have continued to focus on the design of our systems to achieve more efficient purchasing and installation processes. These cost reductions were partially offset by an increase in variable incentive-based compensation, primarily during the December 2003 quarter. During the three and six months ended December 28, 2003, we recovered $1.1 million and $1.3 million, respectively, recorded in cost of goods sold, from unanticipated sales of certain inventories previously written off as part of our September 2001 restructuring.

     During the March 2004 quarter, we expect gross margin as a percent of revenues to remain essentially flat from the December quarter. Variable incentive-based compensation, salary adjustments and increased number of workdays are expected to offset the benefit of higher revenues.

Research and Development

	Three Months Ended			Six Months Ended
	December 28,	December 29,	Percent	December 28,	December 29,	Percent
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)			(in thousands, except percentages)
Research and Development	$39,078	$39,739	(1.7)%	$77,604	$81,121	(4.3)%
Percent of total revenue	20.4%	21.5%		20.7%	21.2%

     We have continued to invest significantly in research and development in order to continue to strengthen our product portfolio, via the introduction of next-generation products as well as the enhancement of our existing offerings. The decrease in absolute dollars for both the three and six months ended December 28, 2003 as compared to the same periods in the prior year is primarily due to lowered costs of supplies and a reduction in facilities-related expenses due to infrastructure rationalization, partially offset by increases in variable incentive-based compensation.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 28,	December 29,	Percent	December 28,	December 29,	Percent
	2003	2002	Change	2003	2002	Change

	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative	$34,141	$31,715	7.6%	$68,134	$65,074	4.7%
Percent of total revenue	17.8%	17.2%		18.2%	17.0%

     The primary reasons for the increase in SG&A expenses for the quarter ending December 28, 2003 as compared with the prior year are higher variable incentive-based compensation and selective investments in customer support efforts, partially offset by reduced facilities expenses due to consolidations. The growth in the six-month period of 2003 over 2002 is the result of greater variable incentive-based compensation expenses combined with the charges related to the accelerated vesting of a stock option award as discussed in Note 7 to the Condensed Consolidated Financial Statements. Reductions in facilities costs from our infrastructure rationalization, partially offset the higher level of expenses described above.

     We expect total operating expenses to grow during the March 2004 quarter, driven by increases in overall compensation programs.

Restructuring Activities

     We have developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. We systematically review our revenue outlook and forecasts and assess their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, our senior management committed to cost reduction and exit activities in the quarters ended December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan). Prior to the end of each quarter noted above, management with the proper level of authority approved specific actions under the respective Plan and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned. We distinguish regular operating cost management activities from restructuring activities. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

     As of December 28, 2003, the overall restructuring reserve balance consisted of approximately

$2.6 million related to restructurings implemented during fiscal 2004, $8.7 million related to restructurings implemented during fiscal 2003, $7.6 million related to restructurings implemented during fiscal 2002, and $1.6 million related to restructurings implemented prior to fiscal 2002. These same balances consisted of approximately $1.1 million of severance and benefits-related costs anticipated to be utilized by the end of the 2004 calendar year and $19.4 million primarily related to lease payments on vacated buildings anticipated to be utilized by the end of fiscal year 2008.

Fiscal 2004 Restructuring Activities

     We recorded a net restructuring charge during the quarter ended December 28, 2003, of approximately $4.9 million. Charges for the December 2003 Plan consisted of severance and benefits for involuntarily terminated employees of $0.4 million, charges for the present value of remaining lease payments on vacated facilities of $2.3 million, and the write-off of related leasehold improvements of $1.5 million. Additionally, we recognized $1.9 million, net, of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the current quarter were partially offset by $1.1 million of recovered inventory from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring. The $1.1 million is recorded in cost of goods sold.

     We recorded a net restructuring charge during the six months ended December 28, 2003 of approximately $5.7 million, consisting of severance and benefits for involuntarily terminated employees of $1.2 million, charges for the present value of remaining lease payments on vacated facilities of $2.8 million, and the write-off of related leasehold improvements of $1.6 million, all related to fiscal year 2004 plan activities. Additionally, we recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the six-month period were partially offset by recovery of $0.4 million due to lower than previously estimated employee severance and benefits costs and $1.3 million of recovered inventory, recorded in cost of goods sold, from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring. The $1.3 million inventory recovery was recorded in cost of goods sold.

     As a result of the fiscal 2004 restructuring activities, we expect quarterly savings of approximately $0.7 million from the December 2003 Plan and $0.5 million from the September 2003 Plan, anticipated from lower payroll, facilities, and depreciation expenses. Through December 28, 2003, we estimate realized savings from the September 2003 Plan are consistent with original estimates. Actual results may vary from these forecasts, depending upon future events and circumstances.

December 2003 Plan

     We began carrying out the announced restructuring activities prior to December 28, 2003, by reducing our workforce by less than 20 employees, primarily in North America and by vacating a facility located in North America deemed to be no longer necessary to our operations. The employees included in the Plan were from a range of functions and at multiple levels of the organization. We recorded a restructuring charge during the quarter ended December 28, 2003 of approximately $4.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of associated leasehold improvements.

     Below is a table summarizing activity relating to the December 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
December 2003 provision	$350	$2,305	$1,514	$4,169
Cash payments	(326)	—	—	(326)
Non-cash charges	—	—	(1,514)	(1,514)

Balance at December 28, 2003	$24	$2,305	$—	$2,329

September 2003 Plan

     We began carrying out the announced restructuring activities prior to September 28, 2003, by reducing our workforce primarily in North America and Europe by approximately 20 people and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to our operations. The employees included in the Plan were from a range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended September 28, 2003 of approximately $1.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Additional restructuring charges	48	—	—	48
Reversal of restructuring charges	(69)	—	—	(69)
Cash payments	(502)	(311)	—	(813)
Non-cash charges	—	—	(123)	(123)

Balance at December 28, 2003	$190	$83	$—	$273

Fiscal 2003 Restructuring Activities

     As a result of the fiscal 2003 restructuring activities, we expect quarterly savings of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. These estimated savings are primarily from lower payroll, facilities, and depreciation expenses. Actual results may vary from those anticipated, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through December 28, 2003, we believe realized savings are consistent with original forecasts. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from the Plans.

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

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(655)	—	(1,029)
Reversal of restructuring charges	(23)	—	—	(23)
Additional restructuring charges	—	84	—	84

Balance at December 28, 2003	$20	$5,697	$—	$5,717

March 2003 Plan

     We began carrying out these restructuring activities prior to March 30, 2003, by reducing our workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. $0.2 million were recovered during the three months ended December 28, 2003 due to a change in estimates related to one of our facilities. Additionally, during the quarter ended September 28, 2003, $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(214)	(419)	—	(633)
Reversal of restructuring charges	(280)	(224)	—	(504)

Balance at December 28, 2003	$81	$1,513	$—	$1,594

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

     Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total

	(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554

Cash payments	(77)	(137)	—	(214)

Balance at December 28, 2003	$68	$1,272	$—	$1,340

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

     During fiscal 2004, we recorded approximately $0.4 million of additional restructuring charges due to revision in estimates for one of our vacated facilities. During fiscal 2003, we recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by the terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on the vacated facilities. In addition, during fiscal 2003, we recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions we made in sublease assumptions for two of our vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. Additionally, we revised our estimates for employee termination costs and recorded $0.4 million of additional expenses.

September 2001 Plan

     During the first quarter of fiscal 2002, we began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at our headquarters in Fremont, California deemed to be no longer required for our operations and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 85% from North America and 15% from Asia and Europe locations. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The inventory charge of approximately $7.6 million related to our decision to discontinue manufacture of specific systems within our etch product lines. We recovered approximately $1.1 million and $1.3 million during the three and six months ended December 28, 2003 and $1.7 million during fiscal years 2003 and 2002, respectively, from unanticipated subsequent sales to our installed base of these items. In addition, we physically disposed of approximately $1.0 million of this inventory during the six months ended December 28, 2003 and $2.7 million during fiscal 2003 and 2002.

     During fiscal 2003, approximately $0.9 million was recovered due to lower employee severance and termination costs of $0.6 million and actual expenses being lower than estimated for vacated facility leases of $0.3 million. In addition, in the second quarter of fiscal 2003, we recorded additional charges for the September 2001 Plan based on a revised estimate of the length of time required to sublease one of our vacated buildings in Fremont, California. Based on prevailing market conditions, we extended the accrual for lease payments to the end of the lease in June 2004 and recorded an additional $0.6 million expense.

     During fiscal 2002, we recovered approximately $1.0 million of the September 2001 Plan charge due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses relating to a vacated facility lease of $0.3 million.

Fiscal 2001 Restructuring Plans

     During the second quarter of fiscal 2003, we completed the remaining elements of our restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs.

Other Income (Expense), net

     Other income, net for the three-month period ended December 28, 2003 was $0.5 million compared to $3.0 million in the corresponding period of fiscal 2003. The primary reasons for the change were a decrease in interest income of approximately $1.9 million and an increase in foreign exchange losses of $0.3 million. Although total cash and cash equivalents, short-term investments and restricted cash balances increased by $90.5 million at December 28, 2003 as compared to the prior year, lower interest rates yielded less interest income for the most recent quarter.

     Other income (expense), net for the six-month period ended December 28, 2003 was income of $1.9 million compared to expense of $14.1 million in the corresponding period of fiscal 2003. The change from fiscal 2003 to fiscal 2004 was primarily due to the settlement, in August 2002, of certain equity derivative instruments indexed to Lam stock. We settled those instruments, and recorded a $16.4 million loss in the quarter ended September 29, 2002, resulting in the instruments’ life-to-date gain of $8.4 million.

Income Tax Expense

     Income tax expense for the three and six months ended December 28, 2003 and December 29, 2002 was recorded using a 25% estimated effective tax rate in each period. The loss on the settlement of our equity derivative instruments of $16.4 million recorded in the quarter ended September 29, 2002, was not deductible for tax reporting purposes. Our fiscal 2004 tax rate estimate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits. We have implemented strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our expectations of the level, timing, and sources of future revenues and profits.

Deferred Income Taxes

     We had gross deferred tax assets arising from temporary differences, net operating losses, and tax credit carryforwards of $286.7 million and $287.5 million as of December 28, 2003 and June 29, 2003, respectively. The gross deferred tax assets are offset by a valuation allowance of $36.7 million as of December 28, 2003 and June 29, 2003. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional or less valuation allowances, if any, in subsequent quarters.

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

     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. Revenue related to sales of spare parts, system upgrade kits, and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount and a term more than one month is recognized on a straight-line basis over the term of the contract.

     We changed our revenue recognition policy in the fourth quarter of fiscal 2001, effective June 26, 2000, based on guidance provided in SAB 101, as amended by SAB 104.

     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when we complete physical delivery of the products unless other customer practices prevail.

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

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent three months ended December 28, 2003, all warranty obligations have been determined with reasonable estimates.

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

     Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements are estimated using a Black-

Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing option valuation models do not necessarily provide a reliable measure of the fair value of our stock-based awards to employees.

     Deferred Income Taxes: We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $36.7 million covers the tax benefit from the exercise of employee stock options and foreign tax credits. When the stock option tax benefits are realized, a portion of the valuation allowance will be reversed and credited to capital in excess of par value. When the foreign tax credits are realized, the remaining portion of the valuation allowance will be reversed through the tax provision (benefit) in the statement of operations as a reduction of income tax expense.

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

Amendment of Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), on Derivative Instruments and Hedging Activities: In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (SFAS 149). SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group (DIG) and changes financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Specifically, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component that requires reporting as cash flows from financing activities in the statement of cash flows and (3) amends the definition of an “underlying” to correspond to the language in FASB Interpretation (FIN) Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others.” These changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that require separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of SFAS 149 that codify the previous decisions made by the DIG are already effective and should continue to be applied in accordance with their prior respective effective dates. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations.

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

Revenue Recognition: In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104). SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of the Staff Accounting Bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We believe we are following the guidance of SAB 104, and the adoption of SAB 104 did not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, short-term investments, and restricted cash increased by $78.6 million to $704.5 million at December 28, 2003 as compared to June 29, 2003.

     Net cash provided by operations for the six-month period ended December 28, 2003, was $34.2 million. Net income of $11.2 million, adjusted for non-cash charges including depreciation and amortization, amortization of deferred stock-based compensation and certain restructuring charges of $27.9 million, resulted in positive cash flow of $39.1 million. Net inventories decreased by $14.4 million due to continued asset management efforts while accounts payable increased by $4.3 million primarily due to timing of payments. Deferred profits for shipments not yet recognized as revenue decreased by $16.2 million and are influenced by customer demand patterns, the duration of system installations and the timing of receiving customer acceptances. Net accounts receivable increased by $7.1 million primarily due to the increase in shipments during the December 2003 quarter.

     Net cash used for investing activities in the six-month period ended December 28, 2003 was $125.9 million. We purchased $119.5 million, net, of short-term investments. Net capital expenditures were $6.2 million, consisting primarily of machinery and equipment.

     Net cash provided by financing activities for the six-month period ended December 28, 2003, was $52.6 million and consisted primarily of the issuance of common stock as a result of employee exercises of stock options of $48.2 million and reissuance of $4.4 million from treasury stock through our employee stock purchase program.

     We have an agreement to sell certain U.S. Dollar-denominated receivables, subject to certain recourse provisions to a financial institution. During the six-month period ended December 28, 2003, we sold $48.8 million of these receivables, the cash flows of which are included in operating activities. At December 28, 2003, $31.8 million of these receivables, approximately 90% of which are insured, remained uncollected, of which $3.2 million were subject to recourse provisions.

     Our contractual cash obligations and commitments relating to our debt obligations, lease payments and outsourcing activities are as follows:

	Debt and Other
	Long-term	Operating	Purchase
	Liabilities	Leases	Obligations	Total

	(in thousands)
Payments due by period:
Less than 1 year	$5,000	$15,704	$75,189	$95,893
1-3 years	319,433	12,370	64,075	395,878
4-5 years	3,089	101,895	35,381	140,365
Over 5 years	33	448	1,332	1,813

Total	$327,555	$130,417	$175,977	$633,949

Debt and Other Long-Term Liabilities

     During the second quarter of fiscal 2002 we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a nonexclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash, $5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. As of December 28, 2003, a total amount of $15.0 million has been paid to Varian and the total obligation remaining is $5.0 million through December 2004.

     At December 28, 2003, obligations under debt financing consist of our 4% Convertible Subordinated Notes (4% Notes). Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $4.1 million and $5.0 million at December 28, 2003 and June 29, 2003, respectively.

Interest Rate Terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001; payable in arrears.

Conversion Rights	Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments.

Redemption Terms	Redeemable at Lam’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of Lam.

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement (the swap) with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate. The transaction swapped 4% fixed interest payments for variable interest payments based on the London Interbank Offered Rate (LIBOR), resulting in interest expense savings of approximately $2.5 million and $5.2 million for the three and six months ended December 28, 2003. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, we would incur incremental interest expense. Under the terms of the transaction, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of December 28, 2003 and June 29, 2003, we have posted $6.0 million of collateral under this swap agreement which is included in restricted cash on our balance sheet. We have designated this swap as a fair value hedge under the provisions of SFAS 133.

     Also included in debt and other long-term liabilities is the long-term portion of our restructuring reserves primarily representing our remaining long-term obligation on abandoned facilities. The long-term portion of $11.3 million is expected to be paid from January 2005 through fiscal year 2008.

Operating Leases

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

     In March and June of 2003, lease agreements relating to properties at our Fremont, California campus were transferred to a new lessor, amended, combined and restated. As part of the lease agreements, we have the option to purchase the buildings at any time. The total purchase price for all properties related to these leases is approximately $112.4 million. In addition, we are required to guarantee the lessors a residual value on the properties of up to $98.7 million at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, and the lessor sells the properties and the sale price is less than the lessor’s costs). At the time of the June amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of our past restructuring activities, and the non-cash loss was recorded as a restructuring charge during fiscal 2003. As a result, we recorded a $1.0 million liability for the loss on the leased property. We maintain cash collateral of $112.4 million as part of the lease agreements as of December 28, 2003 in separate, specified interest-bearing accounts. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FIN 46, “Consolidation of Variable Interest Entities”, and is therefore not consolidated by us. The $98.7 million is included in the table above. The remaining $31.7 million primarily relates to non-cancelable facility-related operating leases expiring at various dates through 2021.

Purchase Obligations

     Purchase obligations consist of material contractual purchase obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain elements of our transactional general and administrative functions, elements of our manufacturing, warehousing, logistics, facilities maintenance and information technology functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum outsourcing obligations at December 28, 2003 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as inventory until title is transferred to us or our purchase obligation is determined. At December 28, 2003, vendor owned inventories held at Lam and not reported as inventory were approximately $10.4 million.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to ensure our ability to invest in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 28, 2003, combined with asset management activities, are expected to be sufficient to support our anticipated levels of operations, investments, and capital expenditures, through at least the next twelve months. In the longer-term, liquidity will depend to a great extent on our future revenues and our ability to appropriately size our business based on demand for our products.

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

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems

     System sales constitute a significant portion of our total revenue. Our systems can typically range in price from approximately $0.4 million to $4.8 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

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

The Semiconductor Equipment Industry Is Volatile and Reduced Product Demand Has a Negative Impact on Shipments

     Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. The semiconductor equipment industry began a prolonged downturn in calendar year 2001. During the latter part of calendar year 2003, business conditions began to improve. While indications are that business conditions remain positive, they can change, and historically have changed rapidly and unpredictably.

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

We Have a Limited Number of Key Customers

     Sales to a limited number of large customers constitute a significant portion of our overall revenue. As a result, the actions of even one customer may subject us to revenue swings that are difficult to predict. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

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

Our Future Success Depends on International Sales and the Management of Global Operations

     Non-U.S. sales accounted for approximately 72% of our total revenue in fiscal 2003, 71% in fiscal 2002, and 70% in fiscal 2001. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We are subject to various challenges related to the management of global operations and international sales are subject to risks including, but not limited to:

•	trade balance issues;

•	regional economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	ability to develop relationships with local suppliers;

•	changes in U.S. and international laws and regulations, including U.S. export restrictions;

•	fluctuations in interest and currency exchange rates; and

•	the need for technical support resources in different locations.

     Many of these challenges are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan and the United States, that political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asia-Pacific region. A significant trade disruption in these areas could have a material, adverse impact on our future revenue and profits.

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

If We Are Unable to Adjust the Scale of Our Business in Response to Rapid Changes in Demand in the Semiconductor Equipment Industry, Our Operating Results and Our Ability to Compete Successfully May Be Impaired

     The business cycle in the semiconductor equipment industry is characterized by frequent periods of rapid change in demand that challenge our management to adjust spending on operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures and training, managing, and appropriately sizing our work force and other components of our business on a timely basis. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. If we do not adequately meet these challenges, our gross margins and earnings may be impaired during periods of demand decline, and we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during periods of demand growth.

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

We Rely Upon Certain Critical Information Systems for the Operation of our Business

     We maintain and rely upon certain critical Information Systems for the effective operation of our business. These Information Systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These Information Systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers and third parties. These Information Systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. To the extent that these Information Systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks; however, security procedures for Information Systems cannot be guaranteed to be failsafe and our inability to use or access these Information Systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

Risk Associated with Our Interest Rate Swap Agreement

     We aim to limit the impact of interest rate exposure associated with our interest rate sensitive investments and debt obligations. To minimize the effect of the interest rate exposure associated with our 4% Convertible Subordinated Notes, we have entered into an interest rate swap agreement with a notional amount of $300 million. We entered into the swap in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate, by swapping 4% fixed interest payments for variable interest payments based on the LIBOR based interest rate. The swap is accounted for as a fair value hedge under the provisions of Statement of Financial Accounting Standards No. 133, providing that certain requirements are met. Should we fail to meet some of these requirements, hedge accounting will be lost, introducing more volatility in our financial results.

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

Intellectual Property and Other Claims Against Us Can Be Costly and Could Result in the Loss of Significant Rights Which Are Necessary to Our Continued Business and Profitability

     Third parties may assert infringement, unfair competition or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity agreements with certain officers, directors and key employees provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results.

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

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, synthetic leases and long-term debt obligations. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification. We have no foreign exchange cash flow exposure related to our fixed rate $300.0 million convertible subordinated notes.

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Convertible Subordinated Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the

     LIBOR-based interest rate, resulting in interest expense savings of approximately $2.5 million and $5.2 million for the three and six-month periods ended December 28, 2003. Should 6-month LIBOR interest rates rise above approximately 5% per annum in future periods, incremental interest expense may be incurred.

ITEM 4. Controls and Procedures

     As of the close of our quarter ended December 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 6, 2003.

     Out of 129,531,699 shares of Common Stock (as of the record date of September 12, 2003) entitled to vote at the meeting, 119,423,183 shares were present in person or by proxy.

     The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD

James W. Bagley	117,429,233	1,993,950
David G. Arscott	118,506,368	916,815
Robert M. Berdahl	116,683,595	2,739,588
Richard J. Elkus, Jr.	118,501,468	921,715
Jack R. Harris	116,691,472	2,731,711
Grant M. Inman	118,450,709	972,474

     The results of voting on the following items were as set forth below:

Approval of an amendment to the Lam 1999 Employee Stock Purchase Plan (“1999 Purchase Plan”) that will (a) annually increase by a specific amount the number of shares that Lam can redeem in public market or private purchases for issuance through the 1999 Purchase Plan, and (b) allow the plan administrator to set a limit on the number of shares that a participant can purchase on any single exercise date:

IN FAVOR	OPPOSED	ABSTAIN

92,242,249	5,667,127	91,255

Approval of the Lam 2004 Executive Incentive Plan (“2004 Incentive Plan”):

IN FAVOR	OPPOSED	ABSTAIN

95,353,243	2,544,458	102,930

Ratification of appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 27, 2004:

IN FAVOR	OPPOSED	ABSTAIN

117,628,931	1,769,103	25,149

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.13(1)	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.
4.14(2)	Lam Research Corporation 2004 Executive Incentive Plan.
31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Principal Executive Officer)
31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Principal Financial Officer)
32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the Sarbanes-Oxley Act of 2002) – Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the Sarbanes-Oxley Act of 2002) – Chief Financial Officer

(1)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on October 14, 2003.

(2)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed on October 14, 2003.

(b)	Reports on Form 8-K

     None.

LAM RESEARCH CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2004

LAM RESEARCH CORPORATION (Registrant)

By:
/s/ Mercedes Johnson

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