Form 10-Q
period 2004-03-28
LAM RESEARCH CORP
filed 2004-05-05
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004 or

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

     As of April 27, 2004, there were 134,011,598 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 28,	June 29,
	2004	2003
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$309,079	$167,343
Short-term investments	323,991	340,070
Accounts receivable, net	179,606	107,602
Inventories	110,746	112,016
Prepaid expenses and other current assets	17,819	12,679
Deferred income taxes	129,621	133,066

Total current assets	1,070,862	872,776
Property and equipment, net	37,477	48,771
Restricted cash	118,468	118,468
Deferred income taxes	87,032	87,032
Other assets	56,855	71,228

Total assets	$1,370,694	$1,198,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$82,241	$35,518
Accrued expenses and other current liabilities	157,479	131,144
Deferred profit	56,599	45,309
Current portion of long-term debt and other long-term liabilities	3,750	5,011

Total current liabilities	300,069	216,982
Long-term debt and other long-term liabilities less current portion	322,944	332,209

Total liabilities	623,013	549,191
Commitments and contingencies
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 133,513 shares at March 28, 2004 and 127,435 shares at June 29, 2003	134	127
Additional paid-in capital	615,412	560,273
Deferred stock-based compensation	—	(2,769)
Treasury stock, at cost, 1,808 shares at March 28, 2004 and 2,712 shares at June 29, 2003	(25,769)	(38,670)
Accumulated other comprehensive loss	(12,402)	(13,694)
Retained earnings	170,306	143,817

Total stockholders’ equity	747,681	649,084

Total liabilities and stockholders’ equity	$1,370,694	$1,198,275

(1)	Derived from June 29, 2003 audited financial statements.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
Total revenue	$231,128	$187,059	$606,374	$569,148
Cost of goods sold	125,337	111,838	336,179	342,744
Cost of goods sold - restructuring recoveries	(322)	—	(1,651)	(301)

Total cost of goods sold	125,015	111,838	334,528	342,443

Gross margin	106,113	75,221	271,846	226,705

Research and development	42,914	38,981	120,518	120,102
Selling, general and administrative	37,218	33,245	105,352	98,319
Restructuring charges, net	1,317	4,043	8,327	6,096

Total operating expenses	81,449	76,269	234,197	224,517

Operating income (loss)	24,664	(1,048)	37,649	2,188
Loss on equity derivative contacts in Company stock	—	—	—	(16,407)
Other income, net	877	2,110	2,794	4,437

Income (loss) before income taxes	25,541	1,062	40,443	(9,782)
Income tax expense	6,385	265	10,110	1,656

Net income (loss)	$19,156	$797	$30,333	$(11,438)

Net income (loss) per share:
Basic net income (loss) per share	$0.14	$0.01	$0.23	$(0.09)

Diluted net income (loss) per share	$0.13	$0.01	$0.22	$(0.09)

Number of shares used in per share calculations:
Basic	133,251	125,988	130,893	126,110

Diluted	147,365	129,550	138,527	126,110

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 28,	March 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,333	$(11,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on equity derivative contracts in Company stock	—	16,407
Amortization of premiums on securities	2,958	4,641
Depreciation and amortization	21,971	30,504
Deferred income taxes	3,445	(5,426)
Amortization of deferred stock-based compensation	3,051	383
Restructuring charges, net	6,676	5,795
Other, net	722	354
Change in working capital accounts	5,589	(3,676)

Net cash provided by operating activities	74,745	37,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,011)	(9,528)
Purchases of available-for-sale securities	(418,475)	(360,339)
Sales of available-for-sale securities	431,456	688,012
Restricted cash released upon settlement of equity derivatives in Company stock	—	(48,455)
Other, net	(200)	1,333

Net cash provided by investing activities	1,770	271,023

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and redemptions on long-term debt and capital lease obligations	(12)	(361,259)
Treasury stock purchases	—	(39,122)
Reissuances of treasury stock	9,057	8,448
Proceeds from issuance of common stock	54,862	6,160

Net cash provided by/(used for) financing activities	63,907	(385,773)

Effect of exchange rate changes on cash	1,314	1,181
Net increase (decrease) in cash and cash equivalents	141,736	(76,025)
Cash and cash equivalents at beginning of period	167,343	172,431

Cash and cash equivalents at end of period	$309,079	$96,406

See Notes to Condensed Consolidated Financial Statements.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 28, 2004
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

     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2004 and includes 52 weeks. The quarter ended March 28, 2004 and the quarter ended March 30, 2003 both included 13 weeks.

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

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
Net income (loss) - as reported	$19,156	$797	$30,333	$(11,438)
Add: compensation expense recorded under APB 25, net of tax	212	329	2,288	458
Deduct: SFAS 123 compensation expense, net of tax	6,297	10,297	20,881	33,537

Net income (loss) - pro forma	$13,071	$(9,171)	$11,740	$(44,517)

Basic net income (loss) per share - as reported	$0.14	$0.01	$0.23	$(0.09)
Basic net income (loss) per share - pro forma	0.10	(0.07)	0.09	(0.35)
Diluted net income (loss) per share - as reported	0.13	0.01	0.22	(0.09)
Diluted net income (loss) per share - pro forma	$0.09	$(0.07)	$0.08	$(0.35)

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the options’ vesting period (for options) and the respective four, six, twelve, or fifteen-month purchase periods (for stock purchases under the employee stock purchase plan). The fair value of the Company’s stock options and stock purchase plans was estimated using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. The model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of the Company’s stock-based awards granted in the three and nine-month periods of fiscal 2004 and fiscal 2003 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options				ESPP
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life(years)	3.4	3.0	3.2	2.4	0.8	0.7	0.5	0.7
Expected stock price volatility	74%	74%	74%	74%	74%	74%	74%	74%
Risk-free interest rate	2.1%	2.2%	2.0%	1.5%	2.0%	2.2%	2.0%	1.5%

NOTE 4 — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	March 28,	June 29,
	2004	2003
	(in thousands)
Raw materials	$52,397	$67,259
Work-in-process	34,131	27,034
Finished goods	24,218	17,723

	$110,746	$112,016

NOTE 5 — PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

	March 28,	June 29,
	2004	2003
	(in thousands)
Manufacturing and office equipment	$100,928	$114,609
Leasehold improvements	46,464	57,497
Furniture and fixtures	3,813	5,031
Computer equipment and software	60,007	67,624

	211,212	244,761
Less: accumulated depreciation and amortization	(173,735)	(195,990)

	$37,477	$48,771

NOTE 6 — LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES

     Long-term debt and other long-term liabilities consist of the following:

	March 28,	June 29,
	2004	2003
	(in thousands)
4% convertible subordinated notes, interest payable semi-annually, principal due June, 2006	$312,807	$319,322
Restructuring, long-term portion	9,292	9,396
Patent settlement obligation, long-term portion	—	2,500
Other	845	991

	$322,944	$332,209

     At March 28, 2004, obligations under debt financing consist of the Company’s 4% convertible subordinated notes (4% Notes). Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $3.7 million and $5.0 million at March 28, 2004 and June 29, 2003, respectively.

Interest Rate Terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001; payable in arrears.

Conversion Rights	Convertible into Company Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments.

Redemption Terms	Redeemable at the Company’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest.

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company.

     The carrying value of the 4% Notes has been adjusted to reflect changes in fair value attributable to changes in the benchmark interest rate in connection with the Company’s fair value hedge accomplished through the interest rate swap agreement (the swap) discussed in Note 12. At March 28, 2004, the carrying value of the 4% Notes was $312.8 million as compared to $319.3 million at June 29, 2003. The corresponding gain of $6.5 million was recorded in other income (expense), offset by a recorded loss of $6.6 million on the carrying value of the swap during the nine months ended March 28, 2004.

     Under the terms of the agreement, the Company must provide a minimum of $6.0 million of collateral plus an amount equal to the unfavorable mark-to-market exposure (fair value) on the swap. Therefore, the amount of cash collateral the Company will have to post in the future will fluctuate from quarter to quarter commensurate with the unfavorable mark-to-market exposure on the swap instrument. Generally, the required collateral will rise as interest rates rise. The Company had $6.0 million of collateral (reflected as restricted cash) recorded on the consolidated balance sheet related to this agreement as of March 28, 2004 and June 29, 2003.

     In April, 2004, the Company settled its interest rate swap agreement and announced plans to repay in full its 4% Notes in June 2004, two years prior to their maturity. Please see Note 16 for additional information.

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

NOTE 8 — OTHER INCOME (EXPENSE), NET

     The significant components of other income (expense), net, are as follow:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Interest income	$2,437	$3,296	$7,387	$13,126
Loss on equity derivative contracts	—	—	—	(16,407)
Interest expense	(627)	(718)	(1,996)	(5,322)
Foreign exchange gain (loss)	258	378	(49)	(503)
Debt issue cost amortization	(425)	(785)	(1,275)	(2,111)
Interest rate swap hedge ineffectiveness	(214)	(7)	(92)	(179)
Equity method investment losses	(254)	(109)	(415)	(606)
Other, net	(298)	55	(766)	32

	$877	$2,110	$2,794	$(11,970)

NOTE 9 — NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income (loss) per share.

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator:
Numerator for basic net income (loss) per share	$19,156	$797	$30,333	$(11,438)

Add:
Interest expense on convertible subordinated 4% notes, net of income taxes	434	—	—	—

Numerator for diluted net income (loss) per share	$19,590	$797	$30,333	$(11,438)

Denominator:
Basic average shares outstanding	133,251	125,988	130,893	126,110
Effect of potential dilutive securities:
Employee stock plans and warrant	7,437	3,562	7,634	—
Assumed conversion of convertible subordinated 4% notes	6,677	—	—	—

Diluted average shares outstanding	147,365	129,550	138,527	126,110

Net income (loss) per share - Basic	$0.14	$0.01	$0.23	$(0.09)

Net income (loss) per share - Diluted	$0.13	$0.01	$0.22	$(0.09)

     For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company’s common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Number of potential dilutive securities excluded	1,488	20,139	1,615	19,953

     Additionally, the following potential dilutive securities were excluded for purposes of computing diluted net income (loss) per share because the effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Number of potential dilutive securities excluded - options	—	—	—	3,441
Number of potential dilutive securities excluded - convertible subordinated notes	—	6,677	6,677	6,677

	—	6,677	6,677	10,118

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income (loss)	$19,156	$797	$30,333	$(11,438)
Foreign currency translation adjustment	251	39	1,724	(1,036)
Unrealized gain (loss) on fair value of derivative financial instruments, net	(183)	158	(293)	(1,230)
Unrealized gain (loss) on financial instruments, net	628	242	(139)	825

Comprehensive income (loss)	$19,852	$1,236	$31,625	$(12,879)

     The balance of accumulated other comprehensive loss is as follows:

	March 28,	June 29,
	2004	2003
	(in thousands)
Accumulated foreign currency translation adjustment	$(13,429)	$(15,153)
Accumulated unrealized gain on derivative financial instruments	—	293
Accumulated unrealized gain on financial instruments	1,027	1,166

Accumulated other comprehensive loss	$(12,402)	$(13,694)

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

     The Company has issued certain indemnifications to its lessors under certain of its operating lease agreements, such as, indemnification for certain environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of March 28, 2004, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at March 28, 2004, is approximately $5.6 million. As of March 28, 2004, the Company’s Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution to sell to the institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At March 28, 2004 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $5.0 million. As of March 28, 2004, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

     Changes in the Company’s product warranty reserves during the nine months ended March 28, 2004, were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	15,429
Settlements made during the period	(11,405)
Change in liability for pre-existing warranties during the period, including expirations	(2,851)

Balance at March 28, 2004	$18,158

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

     Fluctuations in the carrying value of the 4% Notes included in long-term debt and other long-term liabilities were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Increase (decrease)	$2,493	$(343)	$(6,515)	$13,839

Fluctuations in the fair value of the swap, included in long-term assets, were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Increase (decrease)	$2,279	$(349)	$(6,607)	$13,661

The corresponding losses, net, resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes for the three and nine-month periods are recorded in other income (expense), net and were:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Losses	$(214)	$(6)	$(92)	$(178)

     In April, 2004, the Company settled its interest rate swap agreement and announced plans to repay in full its 4% Notes in June 2004, two years prior to their maturity. Please see Note 16 for additional information.

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

     The Company recognized no gains or losses during the quarter ended March 28, 2004 and a net loss of $0.1 million for the three months ended March 30, 2003, for cash flow hedges that had been discontinued, because the original forecasted transactions did not or were not expected to occur. The Company recognized net gains of $0.3 million for the nine months ended March 28, 2004 and a net loss of $0.1 million during the nine months ended March 30, 2003 related to the discontinued cash flow hedges. The losses and gains are recorded in other income (expense) in the condensed consolidated statements of operations.

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

NOTE 13 — RESTRUCTURING ACTIVITIES

     The Company has developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. The Company systematically reviews its revenue outlook and forecasts and assesses their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, senior management of the Company committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan). Prior to the end of each quarter noted above, management with the proper level of authority approved specific actions under the respective Plan and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned. The Company distinguishes regular operating cost management activities from restructuring activities. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

     As of March 28, 2004, the overall restructuring reserve balance consisted of approximately $2.5 million related to restructurings implemented during fiscal 2004, $7.6 million related to restructurings implemented during fiscal 2003, $5.0 million related to restructurings implemented during fiscal 2002, and $1.4 million related to restructurings implemented prior to fiscal 2002. These same balances consisted of approximately $0.8 million of severance and benefits-related costs anticipated to be utilized by the end of the 2004 calendar year and $15.7 million primarily related to lease payments on vacated buildings anticipated to be utilized by the end of fiscal year 2008.

Fiscal 2004 Restructuring Activities

     The Company recorded a net restructuring charge during the quarter ended March 28, 2004, of approximately $1.0 million. Charges for the March 2004 Plan consisted of expenses for the cancellation of a lease agreement related to one of the Company’s facilities in Japan of $1.0 million, and the write-off of related leasehold improvements of $2.1 million. Charges during the quarter were partially offset by recovery of approximately $1.5 million, net, of facilities-related expenses primarily due to costs previously accrued for the Japan facility for which the Company entered into a lease cancellation agreement discussed above. Additional offsetting items include recovery of approximately $0.3 million due to lower than previously estimated employee severance and benefits costs. Recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of the Company’s September 2001 restructuring resulted in a $0.3 million credit to cost of goods sold.

     The Company recorded a net restructuring charge during the nine months ended March 28, 2004 of approximately $6.7 million, consisting of severance and benefits for involuntarily terminated employees of $1.2 million, charges for the present value of remaining lease payments on vacated facilities of $2.8 million, and the write-off of related leasehold improvements of $1.6 million. The Company also recorded a charge of approximately $1.0 million due to the cancellation of a lease agreement related to one of its facilities in Japan and $2.1 million for the write-off of leasehold improvements associated with this facility. Additionally, the Company recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the nine-month period were partially offset by recovery of $1.5 million, net, of facilities-related expenses primarily due to costs previously accrued for the Japan facility for which the Company entered into a lease cancellation agreement during the quarter ended March 28, 2004. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of the Company’s September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.

March 2004 Plan

     The Company began carrying out the announced restructuring activities prior to March 28, 2004, and recorded a restructuring charge during the quarter ended March, 2004 of approximately $3.0 million, consisting of charges for the cancellation of a lease agreement related to one of the Company’s facilities in Japan, deemed to be no longer useful to the Company’s operations, of $1.0 million, and the write-off of related leasehold improvements of $2.1 million.

     Below is a table summarizing activity relating to the March 2004 Plan:

		Abandoned
		Fixed
	Facilities	Assets	Total
	(in thousands)
March 2004 provision	$950	$2,088	$3,038
Cash payments	(780)	—	(780)
Non-cash charges	—	(2,088)	(2,088)

Balance at March 28, 2004	$170	$—	$170

December 2003 Plan

     The Company began carrying out the announced restructuring activities prior to December 28, 2003, by reducing its workforce by less than 20 employees, primarily in North America and by vacating a facility located also in North America deemed to be no longer useful to the Company’s operations. The employees included in the Plan were from a range of functions and at different levels of the organization. The Company recorded a restructuring charge during the quarter ended December 28, 2003 of approximately $4.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

     Below is a table summarizing activity relating to the December 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2003 provision	$350	$2,305	$1,514	$4,169
Reversal of restructuring charges	—	(18)	—	(18)
Cash payments	(350)	(58)	—	(408)
Non-cash charges	—	—	(1,514)	(1,514)

Balance at March 28, 2004	$—	$2,229	$—	$2,229

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

     Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Additional restructuring charges	48	—	—	48
Reversal of restructuring charges	(69)	—	—	(69)
Cash payments	(662)	(345)	—	(1,007)
Non-cash charges	—	—	(123)	(123)

Balance at March 28, 2004	$30	$49	$—	$79

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

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(937)	—	(1,311)
Reversal of restructuring charges	(23)	(2)	—	(25)
Additional restructuring charges	—	84	—	84

Balance at March 28, 2004	$20	$5,413	$—	$5,433

March 2003 Plan

     The Company began carrying out these restructuring activities prior to March 30, 2003, by reducing its workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for the Company’s operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. $0.1 million and $0.2 million were recovered during the three months ended March 28, 2004 and December 28, 2003, respectively, due to a change in estimates related to the Company’s facilities. Additionally, during the quarter ended September 28, 2003, $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(264)	(473)	—	(737)
Reversal of restructuring charges	(280)	(295)	—	(575)

Balance at March 28, 2004	$31	$1,388	$—	$1,419

December 2002 Plan

     The Company began carrying out these restructuring activities prior to December 29, 2002 by reducing its workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and administrative facilities located in North America, Europe and Asia deemed to be no longer necessary for the Company’s operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with approximately 65% from North America and approximately 35% from Asia and Europe locations. The Company recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. During the quarter ended March 28, 2004, the Company recovered $0.1 million due to the difference between the costs previously accrued and actual costs to terminate a lease agreement related to a facility in Japan.

Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554
Reversal of restructuring charges	—	(90)	—	(90)
Cash payments	(77)	(647)	—	(724)

Balance at March 28, 2004	$68	$672	$—	$740

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

     During fiscal 2004, the Company recorded approximately $0.4 million of additional restructuring charges due to revision in estimates for one of its vacated facilities. During fiscal 2004, the Company recovered approximately $1.4 million, net, due to the difference between the costs previously accrued and actual costs to terminate a lease agreement for a facility in Japan during the quarter ended March 28, 2004. During fiscal 2003, the Company recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by the terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on the vacated facilities. In addition, during fiscal 2003, the Company recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions the Company made in sublease assumptions for two of its vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. Additionally, the Company revised its estimates for employee termination costs and recorded $0.4 million of additional expenses.

September 2001 Plan

     During the first quarter of fiscal 2002, the Company began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at the Company’s headquarters in Fremont, California deemed to be no longer required for the Company’s operations and discontinuance of the manufacture of specific products within the Company’s etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately

85% from North America and 15% from Asia and Europe locations. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The inventory charge of approximately $7.6 million related to the Company’s decision to discontinue manufacture of specific systems within the Company’s etch product lines. The Company recovered approximately $0.3 million and $1.7 million during the three and nine months ended March 28, 2004 and $1.7 million during fiscal years 2003 and 2002, respectively, from unanticipated subsequent sales to the Company’s installed base of these items. In addition, the Company physically disposed of approximately $1.0 million of this inventory during the nine months ended March 28, 2004 and $2.7 million during fiscal 2003 and 2002.

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

NOTE 15 — RELATED PARTY TRANSACTIONS

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

NOTE 16 — SUBSEQUENT EVENTS

     On April 1, 2004, the Company settled its interest rate swap agreement (the swap) which had been used to minimize the impact of interest rate exposure associated with the Company’s fixed rate convertible subordinated 4% notes (4% Notes) as discussed in Note 12. This settlement resulted in an increase in cash of approximately $11 million and, in addition, a transfer of $6 million from restricted cash to cash balances during the quarter ending June 27, 2004.

     On April 14, 2004, the Company announced plans to repay in full its 4% Notes in June 2004, two years prior to their maturity. The Company has set June 5, 2004 as the redemption date for the 4% Notes. Noteholders may redeem their 4% Notes for cash including the redemption price and interest accrued from June 1, 2004 through June 4, 2004. Alternatively, prior to 5:00 p.m. Eastern Time, on June 4, 2004, noteholders may convert their 4% Notes into shares of the Company’s common stock at a price of approximately $44.93 per share, or 22.2568 shares of the Company’s common stock per $1,000 principal amount. Any 4% Notes that are not converted will be automatically redeemed on June 5, 2004, and after June 4, 2004, no further interest will accrue on the 4% Notes. The redemption price plus unpaid accrued interest will be payable on June 7, 2004. The repayment of the 4% Notes is expected to result in a cash outlay of approximately $303 million, including a redemption premium of $3 million and accrued and unpaid interest as of the redemption date. Additionally, the Company will write off approximately $3.5 million of unamortized offering expenses as of June 7, 2004.

     The Company has a deferred gain of approximately $11 million recorded on the balance sheet related to the swap. As a result of the settlement of the swap and the redemption of the 4% Notes, the Company expects to record a net gain of approximately $4 million included in other income, net during the quarter ending June 27, 2004. The net gain is comprised of the deferred gain noted above, less the redemption premium, write-off of unamortized offering expenses, and transaction-related costs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission, such as our last filed Annual Report on Form 10-K for the fiscal year ended June 29, 2003, our quarterly report on Form 10-Q for the quarter ended December 28, 2003, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K and Form 10-Q for the three and six months ended December 28, 2003 for a full understanding of our financial position and results of operations for the three and nine-month periods ended March 28, 2004.

RESULTS OF OPERATIONS

     Lam Research Corporation (Lam or the Company) is a major supplier of semiconductor capital equipment. Our product offerings include single-wafer plasma etch systems with a wide range of applications, Chemical Mechanical Planarization (CMP) and Post-CMP wafer cleaning systems, and an array of services designed to optimize the utilization of these systems by our customers.

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and price for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and nine months ended March 28, 2004 may not necessarily be indicative of future operating results.

Revenue

	Three Months Ended			Nine Months Ended
	March 28,	March 30,	Percent	March 28,	March 30,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Revenue	$231,128	$187,059	23.6%	$606,374	$569,148	6.5%

     Revenues for the quarter ended March 28, 2004 increased $44.1 million, or 23.6% from the same period in the prior year, reflective of the early stages of the current cycle recovery. Revenues during the nine-month period ended March 28, 2004 as compared to the prior year increased by $37.2 million, or 6.5%. Our market environment has continued to improve through the March 2004 quarter, evidenced by expanded levels of capital investments by semiconductor manufacturers. The overall increase in revenues is influenced by increased demand, shorter system installation cycles and faster customer acceptances.

     Regional geographic breakdown of revenue is as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003
North America	15%	23%	20%	25%
Europe	19%	25%	20%	20%
Asia Pacific	53%	44%	49%	46%
Japan	13%	8%	11%	9%

     We expect revenues for the June 2004 quarter to increase to approximately $300 million based upon higher shipments combined with customer acceptance patterns similar to the quarter just ended.

     Based on the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, as amended by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, we generally recognize new systems revenue when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Refer to our discussion of “Critical Accounting Policies” within this document for additional information about our revenue recognition policy. Where customer acceptance provisions exist, the fiscal period in which we are able to recognize systems revenue is typically determined based on the length of time that our customers require to evaluate the performance of our equipment to agreed standards and specifications. On average, revenue recognition for systems normally occurs from two to five months after the date of shipment. Spares and system upgrade revenues are generally recognized on the date of shipment, and service revenues are generally recognized upon performance of the activities requested by the customer, including training and extended warranty support.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 28,	March 30,	Percent	March 28,	March 30,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross Margin	$106,113	$75,221	41.1%	$271,846	$226,705	19.9%
Percent of total revenue	45.9%	40.2%		44.8%	39.8%

     We have maintained focus on designing our systems to achieve more efficient purchasing and installation processes, and supporting the latest achievement of gross margin as a percent of revenue of 45.9%. This performance represents the fifth successive quarter of positive gross margin progression. The improved outcome for the three and nine months ended March 28, 2004 as compared to the prior year is additionally due to better utilization of factory and field resources combined with expense management programs. These cost reductions were partially offset by increases in employment expenses due to salary adjustments and the triggering of profit-related variable incentive-based compensation. During the three and nine months ended March 28, 2004, we recovered and recorded in cost of goods sold $0.3 million and $1.7 million, respectively, from unanticipated sales of certain inventories previously written off as part of our September 2001 restructuring.

     During the June 2004 quarter, we expect gross margin as a percent of revenues to continue to improve, reaching approximately 47%.

Research and Development

	Three Months Ended			Nine Months Ended
	March 28,	March 30,	Percent	March 28,	March 30,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and Development	$42,914	$38,981	10.1%	$120,518	$120,102	0.3%
Percent of total revenue	18.6%	20.8%		19.9%	21.1%

     To remain competitive, we have continued to invest significantly in research and development aiming at strengthening of our product and services portfolio. The increase in absolute dollars for the three months ended March 28, 2004 as compared to the same period in the prior fiscal year is due primarily to salary adjustments and benefits increases triggered by profit-related incentive-based compensation. Expense levels remained relatively flat for the nine-month period ended March 28, 2004 as compared to the prior year as increases in payroll costs were largely offset by lowered costs of supplies and reductions in facilities-related expenses due to infrastructure rationalization. The decrease in expenses as a percent of revenues for both periods is reflective of continued focus on improving our productivity, as expenses increased by less than half of our revenue growth rate.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 28,	March 30,	Percent	March 28,	March 30,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$37,218	$33,245	12.0%	$105,352	$98,319	7.2%
Percent of total revenue	16.1%	17.8%		17.4%	17.3%

     The primary reasons for the dollar uptick in SG&A expenses for the quarter ending March 28, 2004 as compared with the prior year are increased compensation costs as discussed above, partially offset by reduced facilities expenditures. The growth in the nine-month period of fiscal 2004 over fiscal 2003 is the result of increased compensation costs, selective investments in customer support efforts, and the charges related to the accelerated vesting of a stock option award as discussed in Note 7 to the Condensed Consolidated Financial Statements. Reductions in facilities costs resulting from a smaller infrastructure, partially offset the higher level of expenses described above. The decrease in expenses as a percent of revenues for the quarter ended March, 2004 is reflective of the leverage in our business model as expenses increased by approximately half that of our revenue growth rate. The slight increase in expenses as a percent of revenues during the nine months ended March 28, 2004 is primarily a result of the charge related to the stock option award accelerated vesting discussed above.

     We expect total operating expenses to increase during the June 2004 quarter as we plan to undertake the implementation of various information technology and research and development-related projects designed to improve productivity across the Company.

Restructuring Activities

     We have developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. We systematically review our revenue outlook and forecasts and assess their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, our senior management committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan). Prior to the end of each quarter noted above, management with the proper level of authority approved specific actions under the respective Plan and communicated the severance packages to potentially impacted employees in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned. We distinguish regular operating cost management activities from restructuring activities. Accounting for restructuring activities requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

     As of March 28, 2004, the overall restructuring reserve balance consisted of approximately $2.5 million related to restructurings implemented during fiscal 2004, $7.6 million related to restructurings implemented during fiscal 2003, $5.0 million related to restructurings implemented during fiscal 2002, and $1.4 million related to restructurings implemented prior to fiscal 2002. These same balances consisted of approximately $0.8 million of severance and benefits-related costs anticipated to be utilized by the end of the 2004 calendar year and $15.7 million primarily related to lease payments on vacated buildings anticipated to be utilized by the end of fiscal year 2008.

     Fiscal 2004 Restructuring Activities

     We recorded a net restructuring charge during the quarter ended March 28, 2004, of approximately $1.0 million. Charges for the March 2004 Plan consisted of expenses for the cancellation of a lease agreement related to one of our facilities in Japan of $1.0 million, and the write-off of related leasehold improvements of $2.1 million. Charges during the quarter were partially offset by recovery of approximately $1.5 million, net, of facilities-related expenses primarily due to costs previously accrued for the Japan facility for which we entered into a lease cancellation agreement discussed above. Additional offsetting items include recovery of approximately $0.3 million due to lower than previously estimated employee severance and benefits costs. Recovered inventory from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring resulted in a $0.3 million credit to cost of goods sold.

     We recorded a net restructuring charge during the nine months ended March 28, 2004 of approximately $6.7 million, consisting of severance and benefits for involuntarily terminated employees of $1.2 million, charges for the present value of remaining lease payments on vacated facilities of $2.8 million, and the write-off of related leasehold improvements of $1.6 million. We also recorded a charge of approximately $1.0 million due to the cancellation of a lease agreement related to one of our facilities in Japan and $2.1 million for the write-off of related leasehold improvements. Additionally, we recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the nine-month period were partially offset by recovery of $1.5 million, net, of facilities-related expenses primarily due to costs previously accrued for the Japan facility for which we entered into a lease cancellation agreement during the quarter ended March 28, 2004. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.

     As a result of the fiscal 2004 restructuring activities, we expect quarterly savings in total expenses of approximately $0.1 million from the March 2004 Plan, $0.7 million from the December 2003 Plan and $0.5 million from the September 2003 Plan. The majority of the savings are expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings from the Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through March 28, 2004, we believe actual savings from the December 2003 and September 2003 Plans are largely consistent with original estimated quarterly savings.

March 2004 Plan

     We began carrying out the announced restructuring activities prior to March 28, 2004, and recorded a restructuring charge during the quarter ended March, 2004 of approximately $3.0 million, consisting of charges for the cancellation of a lease agreement related to one of our facilities in Japan, deemed to be no longer useful to the Company’s operations, of $1.0 million, and the write-off of related leasehold improvements of $2.1 million.

     Below is a table summarizing activity relating to the March 2004 Plan:

		Abandoned
		Fixed
	Facilities	Assets	Total
	(in thousands)
March 2004 provision	$950	$2,088	$3,038
Cash payments	(780)	—	(780)
Non-cash charges	—	(2,088)	(2,088)

Balance at March 28, 2004	$170	$—	$170

December 2003 Plan

     We began carrying out the announced restructuring activities prior to December 28, 2003, by reducing our workforce by less than 20 employees, primarily in North America and by vacating a facility located also in North America deemed to be no longer useful to our operations. The employees included in the Plan were from a range of functions and at different levels of the organization. We recorded a restructuring charge during the quarter ended December 28, 2003 of approximately $4.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

Below is a table summarizing activity relating to the December 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2003 provision	$350	$2,305	$1,514	$4,169
Reversal of restructuring charges	—	(18)	—	(18)
Cash payments	(350)	(58)	—	(408)
Non-cash charges	—	—	(1,514)	(1,514)

Balance at March 28, 2004	$—	$2,229	$—	$2,229

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

     Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Additional restructuring charges	48	—	—	48
Reversal of restructuring charges	(69)	—	—	(69)
Cash payments	(662)	(345)	—	(1,007)
Non-cash charges	—	—	(123)	(123)

Balance at March 28, 2004	$30	$49	$—	$79

Fiscal 2003 Restructuring Activities

     As a result of the fiscal 2003 restructuring activities, we expect quarterly savings of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. The majority of the savings are expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings are primarily from lower payroll, facilities, and depreciation expenses. Actual results may vary from those anticipated, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through March 28, 2004, we believe realized savings are consistent with original forecasts. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from the Plans.

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

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(937)	—	(1,311)
Reversal of restructuring charges	(23)	(2)	—	(25)
Additional restructuring charges	—	84	—	84

Balance at March 28, 2004	$20	$5,413	$—	$5,433

March 2003 Plan

     We began carrying out these restructuring activities prior to March 30, 2003, by reducing our workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. $0.1 million and $0.2 million were recovered during the three months ended March 28, 2004 and December 28, 2003, respectively, due to a change in estimates related to our facilities. Additionally, during the quarter ended September 28, 2003, $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(264)	(473)	—	(737)
Reversal of restructuring charges	(280)	(295)	—	(575)

Balance at March 28, 2004	$31	$1,388	$—	$1,419

December 2002 Plan

     We began carrying out these restructuring activities prior to December 29, 2002 by reducing our workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and administrative facilities located in North America, Europe and Asia deemed to be no longer necessary for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with approximately 65% from North America and approximately 35% from Asia and Europe locations. We recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. During the quarter ended March 28, 2004, we recovered $0.1 million due to the difference between the costs previously accrued and actual costs to terminate a lease agreement related to a facility in Japan.

Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554
Reversal of restructuring charges	—	(90)	—	(90)
Cash payments	(77)	(647)	—	(724)

Balance at March 28, 2004	$68	$672	$—	$740

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

     During fiscal 2004, we recorded approximately $0.4 million of additional restructuring charges due to revision in estimates for one of our vacated facilities. During fiscal 2004, we recovered approximately $1.4 million, net, due to the difference between the costs previously accrued and actual costs to terminate a lease agreement for a facility for which we entered into a lease cancellation agreement during the quarter ended March 28, 2004. During fiscal 2003, we recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by the terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on the vacated facilities. In addition, during fiscal 2003, we recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions we made in sublease assumptions for two of our vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. Additionally, we revised our estimates for employee termination costs and recorded $0.4 million of additional expenses.

September 2001 Plan

     During the first quarter of fiscal 2002, we began implementing restructuring activities which included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at our headquarters in Fremont, California deemed to be no longer required for our operations and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 85% from North America and 15% from Asia and

Europe locations. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The inventory charge of approximately $7.6 million related to our decision to discontinue manufacture of specific systems within our etch product lines. We recovered approximately $0.3 million and $1.7 million during the three and nine months ended March 28, 2004 and $1.7 million during fiscal years 2003 and 2002, respectively, from unanticipated subsequent sales to our installed base of these items. In addition, we physically disposed of approximately $1.0 million of this inventory during the nine months ended March 28, 2004 and $2.7 million during fiscal 2003 and 2002.

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

Other Income (Expense), net

     Other income, net for the three-month period ended March 28, 2004 was $0.9 million compared to $2.1 million in the corresponding period of fiscal 2003. The primary reason for the change was a decrease in interest income of approximately $0.9 million. Although total cash and cash equivalents, short-term investments and restricted cash balances increased by $166.2 million at March 28, 2004 as compared to the prior year, lower market rates yielded less interest income for the most recent quarter.

     Other income (expense), net for the nine-month period ended March 28, 2004 was income of $2.8 million compared to expense of $12.0 million in the corresponding period of fiscal 2003. The change from fiscal 2003 to fiscal 2004 was primarily due to the settlement, in August 2002, of certain equity derivative instruments indexed to Lam stock. We settled those instruments, and recorded a $16.4 million loss in the quarter ended September 29, 2002, resulting in the instruments’ life-to-date gain of $8.4 million. The majority of the remainder of the change included lower interest expense of $3.3 million and decreased debt issuance cost amortization of $0.8 million as a result of the repayment of our 5% convertible subordinated notes on September 2, 2002. These items were partially offset by lower interest income of $5.7 million primarily due to reduced interest rate yields.

Income Tax Expense

     Income tax expense for the three and nine months ended March 28, 2004 and March 30, 2003 was recorded using a 25% estimated effective tax rate in each period. The loss on the settlement of our equity derivative instruments of $16.4 million recorded in the quarter ended September 29, 2002, was not deductible for tax reporting purposes. Our fiscal 2004 tax rate estimate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits. We have implemented strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our expectations of the level, timing, and sources of future revenues and profits.

Deferred Income Taxes

     We had gross deferred tax assets arising from temporary differences, net operating losses, and tax credit carryforwards of $284.1 million and $287.5 million as of March 28, 2004 and June 29, 2003, respectively. The gross deferred tax assets were offset by a valuation allowance of $36.7 million as of March 28, 2004 and June 29, 2003. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional or less valuation allowances, if any, in subsequent quarters.

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

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent three months ended March 28, 2004, all warranty obligations have been determined with reasonable estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, short-term investments, and restricted cash increased by $125.7 million to $751.5 million at March 28, 2004 as compared to June 29, 2003 primarily due to net cash provided by operating and financing activities for the nine months ended March 28, 2004.

     Net cash provided by operations for the nine-month period ended March 28, 2004, was $74.7 million. Net income of $30.3 million, adjusted for non-cash charges including depreciation and amortization, amortization of deferred stock-based compensation, deferred taxes and certain restructuring charges, resulted in positive cash flow of $69.2 million. Inventory turns increased from 3.9 as of June 29, 2003 to 4.5 as of March 28, 2004 as net inventories decreased by $3.6 million reflecting continued asset management efforts while accounts payable increased by $46.8 million primarily due to increased manufacturing volume. As shipments outstripped acceptances, deferred profit and net accounts receivable increased by $11.4 million and $72.2 million, respectively. We have an agreement to sell certain U.S. Dollar-denominated receivables, subject to certain recourse provisions to a financial institution. During the three and nine months ended March 28, 2004, we sold $49.9 million and $98.7 million, respectively, of accounts receivable. At March 28, 2004, $49.9 million of these receivables, approximately 90% of which are insured, remained uncollected, of which $5.0 million were subject to recourse provisions. Accrued expenses and other liabilities rose by approximately $15.7 million, with higher accrued compensation and timing of payments.

     Net cash provided by investing activities in the nine-month period ended March 28, 2004 was $1.8 million. We sold $13.0 million, net, of short-term investments. Net capital expenditures were $11.0 million, consisting primarily of equipment to update our research and development labs and computer equipment and software to enhance administrative efficiencies.

     Net cash provided by financing activities for the nine-month period ended March 28, 2004, was $63.9 million and consisted primarily of the issuance of common stock as a result of employee exercises of stock options of $54.9 million and reissuance of $9.1 million from treasury stock through our employee stock purchase program.

     Our contractual cash obligations and commitments relating to our debt obligations, restructuring liabilities, lease payments and outsourcing activities are as follows:

	Debt and Other
	Long-term	Restructuring	Operating	Purchase
	Liabilities	Liabilities	Leases	Obligations	Total
	(in thousands)
Payments due by period:
Less than 1 year	$3,922	$7,220	$9,375	$114,465	$134,982
1-3 years	313,195	7,827	10,339	49,980	$381,341
4-5 years	301	1,450	101,290	43,980	$147,021
Over 5 years	—	15	538	871	$1,424

Total	$317,418	$16,512	$121,542	$209,296	$664,768

Debt and Other Long-Term Liabilities

     During the second quarter of fiscal 2002 we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a non-exclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash, $5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. As of March 28, 2004, a total amount of $16.3 million has been paid to Varian and the total obligation remaining is $3.8 million through December 2004.

     At March 28, 2004, obligations under debt financing consist of our 4% Convertible Subordinated Notes (4% Notes). Details of the 4% Notes are:

Offering Date	May 2001

Offering Amount	$300.0 million

Maturity Date	June 1, 2006

Offering Expenses	$8.5 million at the time of offering, ratably amortized to other expense over the term of the 4% Notes. Remaining unamortized balance of $3.7 million and $5.0 million at March 28, 2004 and June 29, 2003, respectively.

Interest Rate Terms	4% payable on June 1 and December 1 of each year, commencing December 1, 2001; payable in arrears.

Conversion Rights	Convertible into Lam Common Stock at any time prior to close of business on the maturity date, unless previously redeemed, at a conversion price of $44.93 per share subject to anti-dilution adjustments.

Redemption Terms	Redeemable at Lam’s option, beginning June 5, 2004 with at least 20 days and no more than 60 days notice, at redemption prices starting at 101.0% and at diminishing prices thereafter, plus accrued interest.

Security	4% Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of Lam.

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement (the swap) with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Notes, attributable to changes in the benchmark interest rate. The transaction swapped 4% fixed interest payments for variable interest payments based on the London Interbank Offered Rate (LIBOR), resulting in interest expense savings of approximately $2.8 million and $8.0 million for the three and nine months ended March 28, 2004. Under the terms of the transaction, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $6.0 million plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of March 28, 2004 and June 29, 2003, we have posted $6.0 million of collateral under this swap agreement which is included in restricted cash on our balance sheet. We have designated this swap as a fair value hedge under the provisions of SFAS 133.

     On April 1, 2004, we settled our interest rate swap agreement (the swap) which had been used to minimize the impact of interest rate exposure associated with our fixed rate convertible subordinated 4% notes (4% Notes) as discussed in Note 12. This settlement resulted in an increase in cash of approximately $11 million and, in addition, a transfer of $6 million from restricted cash to cash balances during the quarter ending June 27, 2004.

     On April 14, 2004, we announced plans to repay in full our 4% Notes in June 2004, two years prior to their maturity. We have set June 5, 2004 as the redemption date for the 4% Notes. Noteholders may redeem their 4% Notes for cash including the redemption price and interest accrued from June 1, 2004 through June 4, 2004. Alternatively, prior to 5:00 p.m. Eastern Time, on June 4, 2004, noteholders may convert their 4% Notes into shares of our common stock at a price of approximately $44.93 per share, or 22.2568 shares of our common stock per $1,000 principal amount. Any 4% Notes that are not converted will be automatically redeemed on June 5, 2004, and after June 4, 2004, no further interest will accrue on the 4% Notes. The redemption price plus unpaid accrued interest will be payable on June 7, 2004. The repayment of the 4% Notes is expected to result in a cash outlay of approximately $303 million, including a redemption premium of $3 million and accrued and unpaid interest as of the redemption date. Additionally, we will write off approximately $3.5 million of unamortized offering expenses as of June 7, 2004.

     We have a deferred gain of approximately $11 million recorded on the balance sheet related to the swap. As a result of the settlement of the swap and the redemption of the 4% Notes, we expect to record a net gain of approximately $4 million included in other income, net during the quarter ending June 27, 2004. The net gain is comprised of the deferred gain noted above, less the redemption premium, write-off of unamortized offering expenses, and transaction-related costs.

Restructuring Liabilities

     Our total restructuring reserves as of March 28, 2004 were $16.5 million. The $16.5 million consists of $0.8 million of severance and benefits-related costs and $15.7 million primarily related to lease payments on vacated buildings. $7.3 million is expected to be paid out over the next twelve months while the long-term amount of $9.2 million includes payments extending out to various dates beyond the next twelve months, that we expect to utilize in total by the end of fiscal 2008 and fund through cash generated from operations. Please see the related discussion in “Restructuring Charges” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     In March and June of 2003, lease agreements relating to properties at our Fremont, California campus were transferred to a new lessor, amended, combined and restated. As part of the lease agreements, we have the option to purchase the buildings at any time for a total purchase price for all properties related to these leases of approximately $112.4 million. In addition, we are required to guarantee the lessors a residual value on the properties of up to $98.7 million at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, and the lessor sells the properties and the sale price is less than the lessor’s costs). At the time of the June amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of our past restructuring activities, and the non-cash loss was recorded as a restructuring charge during fiscal 2003. As a result, we recorded a $1.0 million liability for the loss on the leased property. We maintain cash collateral of $112.4 million as part of the lease agreements as of March 28, 2004 in separate, specified interest-bearing accounts. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FIN 46, “Consolidation of Variable Interest Entities”, and is therefore not consolidated by us. The $98.7 million is included in the table above. The remaining $22.8 million primarily relates to non-cancelable facility-related operating leases expiring at various dates through 2021.

Purchase Obligations

     Purchase obligations consist of material contractual purchase obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain elements of our transactional general and administrative functions, elements of our manufacturing, warehousing, logistics, facilities maintenance and information technology functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum outsourcing obligations at March 28, 2004 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as inventory until title is transferred to us or our purchase obligation is determined. At March 28, 2004, vendor owned inventories held at Lam and not reported as inventory were approximately $11.1 million.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to ensure our ability to invest in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 28, 2004, combined with asset management activities, are expected to be sufficient to support our anticipated levels of operations, investments, capital expenditures, and planned repayment of our 4% Notes, through at least the next twelve months. In the longer-term, liquidity will depend to a great extent on our future revenues and our ability to appropriately size our business based on demand for our products.

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

     Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	the extent that customers use our products and services in their business;

•	timing of customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations, and/or acceptances;

•	changes in average selling prices and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	changes in import/export regulations;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as Acts of God, wars, terrorist activities and natural disasters;

•	legislative, tax, or regulatory changes or changes in their interpretation;

•	procurement shortages;

•	manufacturing difficulties;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	new or modified accounting regulations; and

•	exchange rate fluctuations.

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

Our Future Success Depends on International Sales and the Management of Global Operations

     Non-U.S. sales accounted for approximately 72% of our total revenue in fiscal 2003, 71% in fiscal 2002, and 70% in fiscal 2001. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

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

Intellectual Property and Other Claims Against Us Can Be Costly and Could Result in the Loss of Significant Rights Which Are Necessary to Our Continued Business and Profitability

     Third parties may assert infringement, unfair competition or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results.

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

     During the third quarter of fiscal 2002, we entered into an interest rate swap agreement with a notional amount of $300 million in order to hedge changes in the fair value of our 4% Convertible Subordinated Notes, attributable to changes in the benchmark interest rate. The transaction exchanged 4% fixed interest payments for variable interest payments based on the LIBOR-based interest rate, resulting in interest expense savings of approximately $2.8 million and $8.0 million for the three and nine-month periods ended March 28, 2004. In April, 2004, we settled our interest rate swap agreement. This settlement resulted in an increase in cash of approximately $11 million and, in addition, a transfer of $6 million from restricted cash to cash balances during the quarter ending June 27, 2004.

ITEM 4. Controls and Procedures

     As of the close of our quarter ended March 28, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Date: May 4, 2004

LAM RESEARCH CORPORATION

(Registrant)

/s/ Mercedes Johnson

Mercedes Johnson

Senior Vice President, Finance and

Chief Financial Officer(Chief Accounting Officer)

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