Form 10-K
period 2004-06-27
LAM RESEARCH CORP
filed 2004-09-10
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2004

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

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 28, 2003, the last business day of the second fiscal quarter was $2,833,407,363. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 29, 2004, the Registrant had 135,517,692 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 4, 2004 are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Audit Committee, Compensation Committee, and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION
2004 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, changing customer requirements, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 27, 2004, June 29, 2003, and June 30, 2002.

Item 1. Business

     Lam Research Corporation (Lam or the Company), a Delaware corporation, was founded in 1980 and is headquartered in Fremont, California. The mailing address for our principal executive offices is 4650 Cushing Parkway, Fremont, California 94538, and our telephone number is (510) 572-0200. Additional information about Lam is available on our web site at http://www.lamrc.com. Our Forms 10-K, Forms 10-Q, and Forms 8-K are available online at the Securities and Exchange Commission (SEC) web site on the Internet. The address of that site is http://www.sec.gov. We also make available free of charge the Forms 10-K, Forms 10-Q, and Forms 8-K and any amendments to those reports on our corporate web site at http://www.lamrc.com as soon as reasonably possible after we file them with or furnish them to the SEC.

     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major supplier of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. Our products selectively remove portions of various films from the wafer to create semiconductors. We leverage our expertise in these areas to develop intellectual property (IP) for integrated processing solutions.

     Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. To etch devices designed at current and future technology nodes, our etch systems employ Lam’s TCP™ high density and Dual Frequency Confined™ (DFC™) medium density plasma sources.

     In the fourth quarter of fiscal 2004, we decided to cease further investment in chemical mechanical polishing (CMP) systems development. This decision was based on the conclusion that the product did not demonstrate sufficient advantages to garner the market share necessary for adequate returns on further investment.

Etch Process

     The etch process defines linewidths and other microscopic and sub-microscopic features on integrated circuits. Plasma etching was developed to meet the demand for device geometries smaller than 3 microns. Plasma consists of charged and neutral species that react with exposed portions of the wafer surface to remove dielectric, metal, or polysilicon material and produce the finely delineated features and patterns of an integrated circuit.

     Advanced integrated circuit manufacturing requires etch systems capable of creating 130/110 nm features for current-generation products and below 110 nm for future semiconductor products. At this time, the technology node transition accompanies a conversion from aluminum to copper conductive lines to enhance device speeds and the implementation of more fragile insulating dielectric materials (low k and porous low k). In addition to these changes, advanced manufacturing facilities are now producing integrated circuits on 300 mm (12 inch) silicon wafers while other facilities use wafer diameters of 200 mm (8 inch) and smaller. Semiconductor manufacturers will continue to require more precise control over the etching process in order to accommodate these decreasing linewidths and increasing wafer diameters. One clear focus for the differentiation of Lam’s products and services from those of our competitors will be the extent to which we can meet these changing process control requirements.

     Our etch products and services are defined around the Alliance® and 2300™ Etch Series platforms.

Dielectric Etch Products

     Exelan®, Exelan High Performance, Exelan HPT, and 2300 Exelan Systems. The Exelan family of products utilizes Lam’s patented DFC technology to create smaller feature sizes and mixes sequential etch process steps in the same chamber. These integrated capabilities developed by Lam improve productivity and lower the cost of ownership for our customers. Exelan was introduced in July 1999 to define the structures required for manufacturing copper conductive lines in semiconductors utilizing traditional insulating dielectric films. Exelan High Performance, introduced in 2001, extends Exelan’s capabilities for etching newer low k insulating dielectric films. Exelan HPT, introduced early in 2002, targets sub-130 nm geometries. The 2300 Exelan family of products addresses process requirements to sub-65 nm for 200 mm and 300 mm wafer sizes.

Conductor Etch Products

     TCP® 9400 and TCP® 9600 Series and 2300 Versys® Series Systems. The first TCP products were introduced in late 1992. They use Lam’s patented Transformer Coupled Plasma™ source technology, a high-density, low-pressure plasma source that can etch features well below 110 nm. For 200 mm wafer sizes, we offer the TCP® 9400PTX and TCP® 9400DFM for silicon etch applications and the TCP® 9600PTX and TCP® 9600DFM for metal etch applications. These systems are used in the production of a broad range of advanced logic and memory devices with feature sizes down to 130/110 nm.

     The 2300 Versys system for etching silicon and metal films employs a scaled design of TCP technology to address leading-edge device structure requirements. The 2300 Versys system has the capability to process 200 or 300 mm wafer sizes. The 2300 Versys Star™ silicon etch system enables sequential step tuning of gas flow and wafer temperature, which provides the critical dimension uniformity required for sub-65 nm geometries.

     Lam 2300 compatible process chambers can be converted within our customers’ facilities from 200 mm to 300 mm, which has the advantage of providing customers with greater flexibility and lower costs. This capability, combined with an overall system footprint comparable to 200 mm systems, allows semiconductor manufacturers to develop integrated circuits using 200 mm wafers instead of expensive 300 mm wafers and later scale up to 300 mm wafer processing.

Clean Products

     Synergy cleaning products. Synergy products combine DSS™ technology and Chemical Mechanical Cleaning™ (CMC™) technology to perform mechanical and chemical cleaning in a single-step process. The Synergy Integra™ incorporates Synergy’s cleaning technology with a platform that can be integrated with other suppliers’ CMP systems. Certain integrated systems in the industry are the result of development relationships between Lam and CMP suppliers. The Synergy standalone clean system is used to clean wafers both before and after a range of semiconductor processing steps.

     2300, Chemical Mechanical Cleaning, CMC, DFC, Dual Frequency Confined, Synergy, Synergy Integra, TCP, Transformer Coupled Plasma, and Versys Star are trademarks of Lam Research Corporation. Alliance, DSS, Exelan, the Lam logo, Lam Research, TCP® 9400, TCP® 9400DFM, TCP® 9400PTX, TCP® 9600, TCP® 9600DFM, TCP® 9600PTX, and Versys are registered trademarks of Lam Research Corporation.

Research and Development

     The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. Our ability to maintain competitive advantage depends in part on our continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to R&D programs and seek to maintain close and responsive relationships with our customers and suppliers.

     Our R&D expenses during fiscal 2004, 2003, and 2002 were $170.5 million, $160.5 million, and $179.2 million, or 18.2%, 21.3%, and 19.0% of total revenue, respectively. Expenditures are targeted at continued development of advanced etch applications and enhancements to our existing products, including developing the technology necessary to support our customers’ transition to smaller feature sizes, new insulating materials, copper-based devices, and 300-mm wafers.

     We expect to continue to make substantial investments in R&D to meet our customers’ product needs and enhance our competitive position.

Marketing, Sales, and Service

     Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers that work closely with individual customers to develop solutions to their processing needs. We maintain ongoing support relationships with our customers and have an extensive network of field service personnel in place throughout the United States, Europe, Japan, and Asia Pacific. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace. We have 37 sales and support locations around the world, through which technical personnel sell and/or service our products.

     We offer standard warranties for our systems that generally run for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. The warranty provides that systems shall be free from defects in material and workmanship and conform to our published specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We also make extended warranty packages available for our customers to purchase as desired.

Export Sales

     A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including tariffs and other barriers, difficulties in staffing and managing non-U.S. operations, adverse tax consequences, exchange rate fluctuations, and difficulties in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, and results of operations and cash flows.

Customers

     Our customers include many of the world’s leading semiconductor manufacturers. Increasingly, customers have established joint ventures, alliances and technology licensing arrangements, which has potential to positively and negatively impact our competitive position. In fiscal year 2004, revenues, on a standalone basis, from ST Microelectronics accounted for approximately 15% of total revenues, and, in fiscal year 2003, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues. No individual customer accounted for more than 10% of our total revenue in fiscal 2002.

     A material reduction in orders from our customers in the semiconductor industry could adversely affect our results of operations and projected financial condition. Our business depends upon the expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and the availability of equipment capacity to support that demand.

Backlog

     Company unshipped orders backlog, at any point in time, includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. We schedule production of our systems based upon purchase orders in backlog and our customers’ delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices have been agreed upon, and shipment of systems is expected within one year. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts.

     As of June 27, 2004 and June 29, 2003, our backlog was approximately $403 million and $239 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received for shipments in the same quarter and due to possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

Manufacturing

     Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.

     Starting in fiscal 2002, we entered into agreements with third parties to outsource certain elements of our manufacturing, production warehousing, and logistics functions. We continue to believe that entering into these outsourcing contracts provides us more flexibility to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and are securing their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers has required us to implement changes to our existing supply chain management functions, including the adoption of new procedures to effectively manage performance risk. We believe that we have implemented adequate oversight procedures. Even so, any delay or failure in the implementation of our operational changes could adversely affect our customer relationships and have a negative effect on our operating results and financial condition. Refer to Note 15 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our outsourcing commitments.

     As is often the case in the high technology industry, due to limited availability of suppliers of certain proprietary or patented technologies, a minority of the components and subassemblies included in our products are only obtained from a single supplier. We believe that, in many cases, alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have an adverse short-term effect on our operating results and could unfavorably impact our customer relationships.

Environmental Matters

     We are subject to a variety of governmental regulations related to the management of hazardous materials. We are currently not aware of any pending notices of violation, fines, lawsuits, or investigations arising from environmental matters that would have any material effect on our business. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, and cessation of our operations or reduction in our customers’ acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment, or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

Employees

     As of August 29, 2004, we had approximately 2,200 regular full-time employees.

     Each of our employees signs an agreement to maintain the confidentiality of our proprietary information, and most of our employees have Lam stock or stock option arrangements with us that generally provide for the vesting of their options over multiple years.

     In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends to a significant extent upon our continued ability to attract and retain qualified employees, particularly in the R&D and customer support functions. We continue to believe that the ability to offer compensation in the form of stock options or similar plans is an important component of our employee retention programs.

Competition

     The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. In order to compete effectively, we must invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software automation, etc. Our ability to succeed in the marketplace will depend upon our ability to introduce product enhancements and new products on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into a semiconductor production line. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment.

     We face significant competition with all of our products. Certain of our existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support organizations. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers covering etch or products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Tokyo Electron Limited and Applied Materials Inc.

Patents and Licenses

     Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately 5 to 17 years. We believe that, although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on acceptable terms, or at all.

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

EXECUTIVE OFFICERS OF THE COMPANY

     As of September 9, 2004, the executive officers of Lam, who are elected by and serve at the discretion of the Board of Directors, were as follows:

Name	Age	Title
James W. Bagley	65	Chairman and Chief Executive Officer

Stephen G. Newberry	50	President and Chief Operating Officer

Martin B. Anstice	37	Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

Nicolas J. Bright	48	Senior Vice President and General Manager, Global Products

Steven A. Lindsay	65	Group Vice President, Global Sales and Corporate Marketing

Ernest E. Maddock	46	Group Vice President, Global Operations

Abdi Hariri	43	Vice President, Customer Support Business Group

     James W. Bagley became Chief Executive Officer and a Director of Lam upon consummation of the merger with OnTrak Systems, Inc., in 1997. Effective September 1, 1998, Mr. Bagley was appointed Chairman of the Board of Lam. Mr. Bagley currently is a director of Teradyne, Inc. and Micron Technology, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak Systems, Inc. He was formerly Chief Operating Officer and Vice Chairman of the Board of Applied Materials, Inc., where he also served in other senior executive positions during his 15-year tenure. Mr. Bagley held various management positions at Texas Instruments, Inc., before he joined Applied Materials, Inc.

     Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. In July 1998, Mr. Newberry was promoted to President of Lam. Mr. Newberry currently is a director on the board of Nextest Systems Corporation and Semiconductor Equipment and Materials Institute (SEMI), the industry’s trade association. Previously, he was employed by Applied Materials, Inc. for 17 years, most recently as Group Vice President of Global Operations and Planning. From 1990 to 1992, Mr. Newberry served as Vice President of Applied Materials Japan and was responsible for customer service, engineering and manufacturing activities in that region. Upon his return to the United States, Mr. Newberry served in a variety of executive management positions at Applied Materials, Inc.

     Martin B. Anstice joined Lam in April 2001 as Senior Director, Operations Controller, was promoted to the position of Managing Director and Corporate Controller in May 2002, and was promoted to Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer in June 2004. Mr. Anstice began his career at Raychem Corporation where, during his 13-year tenure, he held numerous finance roles of increasing responsibility in Europe and North America. Subsequent to Tyco International’s acquisition of Raychem in 1999, he assumed responsibilities supporting mergers and acquisition activities of Tyco Electronics. Mr. Anstice is an associate member of the Chartered Institute of Management Accountants in the United Kingdom.

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

     Steven A. Lindsay, Group Vice President of Global Sales and Corporate Marketing since November 2001, joined the Company in September 1999 as Vice President of Corporate Marketing. Previously, Mr. Lindsay was employed by Applied Materials, Inc., where, during his 22-year tenure, he held numerous senior management positions in sales and marketing. Most recently, he was President, Applied Materials North America and Group Vice President, Applied Materials, Inc. He has also held sales management positions at Fairchild Semiconductor and ITT Semiconductor.

     Ernest E. Maddock, Group Vice President of Global Operations since October 2003, currently oversees Global Operations, Information Technology, Global Security, Corporate Quality, and Facilities. Mr. Maddock joined the Company in November 1997. Mr. Maddock’s previously held positions with the Company include Vice President of the Customer Support Business Group. Prior to his employment with Lam, he was Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.

     Abdi Hariri, Vice President of the Customer Support Business Group since August 2004, joined the Company in April 1989 and has served in a number of different assignments with the Field and Product Groups. Prior to his current appointment, Mr. Hariri served as the General Manager of Lam Japan for approximately 18 months. His experience prior to his appointment in Japan included over thirteen years at the Company with various responsibilities, including global business development and engineering. Prior to his employment at Lam, Mr. Hariri served as a Process Engineer at Siliconix, Inc. He holds a Masters Degree in Chemical Engineering from Stanford University.

Item 2. Properties

     Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are under operating leases expiring from 2005 to 2008. As a result of the restructuring of our operations, we have subleased some of our idle facilities, (refer to Note 15 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our property leases). In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Japan, and Asia Pacific. Our fiscal 2004 rental payments for the space occupied during that period aggregated approximately $6.2 million. Our facilities lease obligations are subject to periodic increases, and we believe that our existing facilities are well maintained and in good operating condition.

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

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     The information required by this Item is incorporated by reference from Item 6, “Selected Consolidated Financial Data,” below.

Item 6. Selected Consolidated Financial Data

	Year Ended
	June 27,	June 29,	June 30,	June 24,	June 25,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
OPERATIONS:
Total revenue(1)	$935,946	$755,234	$943,114	$1,519,789	$1,230,767
Gross margin	431,049	303,829	266,089	653,479	541,855
Restructuring charges, net(2)	8,327	15,901	44,850	12,780	(33,691)
Purchased technology for research and development	—	—	—	8,000	7,460
Operating income (loss)	106,180	(5,385)	(119,838)	186,532	229,842
Loss on equity derivative contracts in Company stock (EITF 00-19)	—	(16,407)	(8,236)	—	—
Income (loss) before cumulative effect of changes in accounting principles	82,988	(7,739)	(90,051)	141,137	204,756
Cumulative effect of EITF 00-19(3)	—	—	—	33,074	—
Cumulative effect of SAB 101, net of tax(4)	—	—	—	(122,105)	—
Net income (loss)	82,988	(7,739)	(90,051)	52,106	204,756
Net income (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles
Basic	$0.63	$(0.06)	$(0.71)	$1.14	$1.69
Diluted	$0.59	$(0.06)	$(0.71)	$1.07	$1.53
Cumulative effect of EITF 00-19(3)
Basic	—	—	—	$0.27	—
Diluted	—	—	—	$0.25	—
Cumulative effect of SAB 101, net of tax(4)
Basic	—	—	—	$(0.99)	—
Diluted	—	—	—	$(0.92)	—
Net income (loss)
Basic	$0.63	$(0.06)	$(0.71)	$0.42	$1.69
Diluted(5)	$0.59	$(0.06)	$(0.71)	$0.39	$1.53
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively (unaudited):
Total revenues	n/a	n/a	n/a	$1,519,789	$1,009,006
Net income (loss)	n/a	n/a	n/a	174,211	108,133
Net income (loss) per share:
Basic	n/a	n/a	n/a	$1.41	$0.89
Diluted	n/a	n/a	n/a	$1.32	$0.81
BALANCE SHEET:
Working capital	$519,782	$655,794	$757,880	$1,076,922	$733,579
Total assets	1,198,626	1,198,275	1,632,291	1,871,775	1,244,837
Long-term obligations, less current portion	9,554	332,209	359,691	659,718	321,657

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

(2) Restructuring charges, net exclude restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin of ($1.7) million, ($1.0) million, $5.9 million, $4.0 million and ($2.2) million, for fiscal years 2004, 2003, 2002, 2001, and 2000, respectively. These amounts primarily relate to the write-off of selected, older product line inventories in connection with our restructuring plans and the partial recovery of the charges from the subsequent sale of a portion of such inventories. These restructuring charges/(recoveries) are included as a component of cost of goods sold in accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring” (EITF 96-9).

(3) We recorded a non-cash gain of $33.1 million (no related tax), or $0.25 per diluted share, to reflect the cumulative effect of the accounting change as of June 24, 2001 related to the adoption of Emerging Issues Task Force 00-19, “Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19).

(4) We recorded a non-cash charge of $122.1 million, after reduction for income tax benefits of $81.4 million, or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of June 26, 2000 related to the adoption of SAB 101.

(5) Diluted net income per share for the fiscal year ended June 27, 2004 includes the assumed conversion of the convertible subordinated 4% notes. Accordingly, interest expense, net of taxes, of $3.2 million must be added back to net income for computing diluted net earnings per share.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	1ST	2ND	3RD	4TH
	(in thousands, except per share data)
QUARTERLY FISCAL 2004:
Total revenue	$183,738	$191,508	$231,128	$329,572
Gross margin	78,518	87,215	106,113	159,203
Restructuring charges, net(1)	1,062	5,948	1,317	—
Operating income	4,937	8,048	24,664	68,531
Net income	4,786	6,391	19,156	52,655
Net income per share
Basic	$0.04	$0.05	$0.14	$0.39
Diluted	$0.04	$0.05	$0.13	$0.38
Price range per share	$17.59-$26.76	$22.15-$33.83	$22.52-$35.50	$20.91-$27.50
Number of shares used in per share calculations:
Basic	128,351	131,020	133,251	134,414
Diluted(2)	134,886	139,658	147,365	139,820

	1ST	2ND	3RD	4TH
	(in thousands, except per share data)
QUARTERLY FISCAL 2003:
Total revenue	$197,520	$184,569	$187,059	$186,086
Gross margin	78,994	72,490	75,221	77,124
Restructuring charges, net(1)	—	2,053	4,043	9,805
Operating income (loss)	4,253	(1,017)	(1,048)	(7,573)
Loss on equity derivative contracts in Company stock	(16,407)	—	—	—
Net income (loss)	(13,714)	1,479	797	3,699
Net income (loss) per share
Basic	$(0.11)	$0.01	$0.01	$0.03
Diluted	$(0.11)	$0.01	$0.01	$0.03
Price range per share	$8.61-$18.60	$6.63-$17.31	$10.70-$14.38	$10.77-$20.20
Number of shares used in per share calculations:
Basic	126,931	125,411	125,988	126,872
Diluted	126,931	128,537	129,550	131,420

(1)	Restructuring charges, net exclude restructuring recoveries included in cost of goods sold and reflected in gross margin of ($1.7) million and ($1.0) million, for the years ended June 27, 2004 and June 29, 2003, respectively. These amounts relate to the write-off of selected, older product line inventories in connection with our restructuring plans and the partial recovery of these charges from the subsequent sale of a portion of such inventories. The restructuring recoveries are included as a component of cost of goods sold in accordance with EITF 96-9.

(2)	Diluted net income per share for the third fiscal quarter ended March 28, 2004 includes the assumed conversion of the convertible subordinated 4% notes. Accordingly, interest expense, net of taxes, of $0.4 million must be added back to net income for computing diluted net earnings per share.

Stock and Dividend Information:

     Our Common Stock is traded on the Nasdaq National Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.

     As of August 29, 2004, we had 542 stockholders of record.

     In fiscal 2004 and 2003 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare and pay cash dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this Annual Report on Form 10-K).

Results of Operations

     Lam Research Corporation (Lam or the Company) is a major supplier of wafer fabrication equipment and services to the world’s semiconductor industry. We actively market and sell product offerings that include single-wafer plasma etch systems with a wide range of applications, wafer cleaning systems, and an array of services designed to optimize the utilization of these systems by our customers.

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for fiscal 2004, 2003, and 2002 may not necessarily be indicative of future operating results.

     Strengthening demand that we had noted early in fiscal 2004 and our belief that we are gaining market share manifested themselves in the progression of our quarterly revenues. We have continued to focus on our systems and service competitiveness and the implementation of strategies aimed at achieving a more variable cost structure. These efforts, combined with higher volumes, are illustrated by gross margin improvements year over year, including both fiscal 2004 and fiscal 2003.

     In the fourth quarter of fiscal 2004, we decided to cease further investment in CMP systems development. This decision was based on the conclusion that the product did not demonstrate sufficient advantages to garner the market share necessary for adequate returns on further investment.

     Also during the fourth quarter of fiscal 2004, we repaid in full our convertible subordinated 4% notes (4% Notes), two years prior to maturity, and we settled our interest rate swap agreement (the swap) which had been used to minimize the impact of interest rate exposure associated with our fixed rate 4% Notes.

     We continue to invest significantly in research and development to strengthen our product and service offerings and competitive position. Increases in operating expenses during fiscal 2004 were primarily due to a growth in salary and benefits costs, a result of planned increases of employee compensation to competitive levels and incentive-based benefits triggered by higher profits. In addition, spending increased during fiscal 2004 for discretionary information technology projects designed to contribute to productivity improvements across the Company. These costs have been partially offset by a decrease in facilities-related expenses as a result of infrastructure rationalization and consolidation.

Total Revenue

	Year Ended			Percent Change
				2004	2003
	June 27,	June 29,	June 30,	versus	versus
	2004	2003	2002	2003	2002
		(in thousands)
Revenue	$935,946	$755,234	$943,114	23.9%	(19.9%)

     The increase in revenues for fiscal year 2004 compared to the prior year is reflective of a market environment that has improved, evidenced by expanded levels of capital investments by semiconductor manufacturers. Signs of improvement in demand for wafer processing equipment, noted early in 2004, continued through the year. These improvements in demand as well as our belief of market share gains are evidenced by the progression of our quarterly revenues. The overall increase in our revenues is influenced by increased demand, system installation cycles and customer acceptances. Our current estimate for revenues for the September 2004 quarter is approximately $400 to $415 million.

     The decrease in revenue for fiscal year 2003 compared to fiscal year 2002 reflected our customers’ response to excess capacity in the semiconductor industry, which was significantly influenced by the retrenchment of the global economy and levels of end-user demand for products servicing telecommunications, computer, and consumer electronics markets. Semiconductor manufacturers selectively invested in leading-edge technology equipment through fiscal 2003. Overall, demand remained relatively flat during fiscal 2003.

     Based on the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”, as amended by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, we generally recognize new systems revenue when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Refer to our discussion of “Critical Accounting Policies” within this document for additional information about our revenue recognition policy. Where customer acceptance provisions exist, the fiscal period in which we are able to recognize systems revenue is typically determined based on the length of time that our customers require to evaluate the performance of our equipment to agreed standards and specifications. In accordance with SAB 104, in situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate units based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. On average, revenue recognition for systems normally occurs from two to five months after the date of shipment. Spares and system upgrade revenues are generally recognized on the date of shipment, and service revenues are generally recognized upon performance of the activities requested by the customer, including training and extended warranty support.

Regional geographic breakdown of revenue is as follows:

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
North America	18%	28%	29%
Europe	19%	20%	21%
Asia Pacific	52%	44%	35%
Japan	11%	8%	15%

     The Asia Pacific region has historically accounted for a significant portion of our revenues as a substantial amount of the worldwide capacity for semiconductor manufacturing is located within this region; this trend has continued. The growth in Asia Pacific revenues during fiscal year 2004 predominantly occurred in Taiwan and Singapore. The fiscal 2003 increase in Asia Pacific revenues reflected expanded foundry capabilities and investments by certain of our customers to support the introduction of latest-generation integrated circuit manufacturing.

Gross Margin

	Year Ended			Percent Change
				2004	2003
	June 27,	June 29,	June 30,	versus	versus
	2004	2003	2002	2003	2002
	(in thousands, except percentages)
Gross Margin	$431,049	$303,829	$266,089	41.9%	14.2%
Percent of total revenue	46.1%	40.2%	28.2%

     We have continued to focus on systems design to achieve more efficient purchasing and installation processes. Our performance is evidenced by six successive quarters’ progression of gross margin as a percent of total revenues. The increase in gross margin as a percent of total revenues of approximately six percentage points in fiscal 2004 compared with fiscal 2003 is primarily due to improved utilization of factory and field resources, expense management programs, and improved sales volumes throughout the year. Fiscal 2004 gross margin includes $2.4 million of asset impairment charges related to our discontinuance of work on CMP systems development as discussed earlier in the introductory paragraph within “Results of Operations” in this section. During fiscal 2004 and fiscal 2003, we recovered and recorded, in cost of goods sold, $1.7 million and $1.0 million, respectively, from unanticipated sales of certain inventories previously written off as part of our September 2001 restructuring.

     We expect that gross margin as a percent of total revenue will be approximately 50% during the September 2004 quarter.

     The primary objectives of our strategy to outsource manufacturing activities included a plan to avoid future fixed cost infrastructure and to achieve a more variable cost structure, by establishing transaction-based pricing agreements with vendors. In addition, we have realized opportunities to achieve lower material and assembly costs through improved systems design and leverage from a more focused supplier base.

     Our restructuring plans, combined with ongoing cost management activities have supported improved utilization rates in our manufacturing and customer support operations, also contributing to the improvement in gross margin as a percentage of revenue in the two most recent fiscal years.

     The manufacturing assembly outsourcing model has required fundamental changes within the supply chain and within our business processes. One objective of this strategy is to minimize certain costs related to holding inventories and managing product lifecycles. In this context, we had incurred incremental excess and obsolete inventory charges of $24.1 million in the second fiscal quarter of 2002, and $5.9 million of inventory restructuring expenses. The charges in fiscal 2002 reflected the known and anticipated impact of the downturn on our business at that point in time. The reduction in excess and obsolete inventory costs in fiscal 2003 reflects more stability in quarter-on-quarter business levels during the year and our continued emphasis on the minimization of costs discussed above.

     Approximately 5 percentage points of year-over-year improvement in gross margin as a percentage of revenues for fiscal 2003 reflects the $38.8 million of charges to cost of goods sold related to a patent litigation settlement in fiscal 2002. In the second fiscal quarter of 2002, we signed a final settlement agreement in connection with a patent infringement claim by Varian Semiconductor Equipment Associates, Inc. (Varian). We agreed to pay Varian $20.0 million in cash and issued them a warrant to purchase 2,000,000 shares of our common stock with a fair value of $21.5 million. In connection with this settlement, we recorded a charge of $38.8 million in fiscal 2002, and the remaining amount of the settlement, $2.7 million, represented the value of future licensed use of patents we received. The $2.7 million relating to the license was amortized ratably over the subsequent 10 quarters as a charge to cost of goods sold. The $2.7 million license was fully amortized at June 27, 2004.

Research and Development

	Year Ended			Percent Change
				2004	2003
	June 27,	June 29,	June 30,	versus	versus
	2004	2003	2002	2003	2002
	(in thousands, except percentages)
Research & Development	$170,479	$160,493	$179,217	6.2%	(10.4%)
Percent of total revenue	18.2%	21.3%	19.0%

     To better position ourselves competitively, we continue to invest significantly in research and development aiming at strengthening our product and services portfolio via the introduction of next-generation products as well as enhancement of our existing offerings. Approximately 65% of fiscal 2004 systems revenues are derived from products introduced over the previous two years. The decrease in expenses as a percent of total revenues is due to increased sales volumes as our fiscal year 2004 revenue growth was nearly four times our R&D expense growth rate. The growth in spending between fiscal 2004 and fiscal 2003 is primarily due to increases in salary and benefits costs of approximately $10 million, a result of planned increases of employee compensation to competitive levels and incentive-based benefits triggered by higher profits. Approximately $2 million of the overall increase occurred throughout several categories and was due primarily to the increase in business activity. These costs were partially offset by reductions in facilities-related expenses, largely reflected in reduced depreciation costs of roughly $2 million, due to infrastructure rationalization and consolidation. We do not expect that our decision to cease further investment in CMP systems development will have a significant impact on future R&D expense levels.

     Spending in fiscal 2003 decreased compared to fiscal 2002 and included a reduction in employee-related expenses and supplies expenses of approximately $6 million, and lower infrastructure costs, principally reflected in reduced depreciation and amortization of another $6 million. Fiscal 2002 expenses included approximately $5 million related to impairment charges and write-downs in the value of selected laboratory equipment, which was determined to be no longer useful due to technological changes. The increase in R&D expenses as a percentage of revenues in fiscal 2003 compared to fiscal 2002 is the result of the lower sales volume in fiscal 2003.

Selling, General and Administrative

	Year Ended			Percent Change
				2004	2003
	June 27,	June 29,	June 30,	versus	versus
	2004	2003	2002	2003	2002
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$146,063	$132,820	$161,860	10.0%	(17.9%)
Percent of total revenue	15.6%	17.6%	17.2%

     Significant increases in profits during fiscal 2004 supported the Company increasing employee compensation in fiscal year 2004 by nearly $12 million; a result of planned increases of employee compensation to competitive levels and incentive-based benefits triggered by higher profits. Also contributing to the fiscal 2004 SG&A expense growth was a rise in outside services of approximately $5 million primarily due to costs incurred for discretionary information technology projects designed to contribute to productivity improvements across the Company. A decrease of approximately $4 million, primarily in depreciation expense, due to infrastructure rationalization and consolidation partially offset the rise in expenses noted above.

     Infrastructure rationalization and consolidation, including reduced facilities, contributed the majority of the annual cost reduction from fiscal 2002 to fiscal 2003. In addition, SG&A expenses in fiscal 2002 included a $4.2 million impairment charge related to the write-down in value of certain demonstration equipment used in sales and marketing activities, which was determined to be no longer useful due to technological changes.

     We expect total operating expenses will be approximately $95 million during the September 2004 quarter.

Restructuring Charges

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

     We systematically review our revenue outlook and forecasts and assess their impact on required employment levels, facilities utilization, and outsourcing activities. Based on these evaluations, our senior management committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan).

     Prior to the end of each quarter noted above, we initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned.

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

     As of June 27, 2004, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Fiscal 2004 restructurings	$30	$2,077	$2,107
Fiscal 2003 restructurings	183	6,451	6,634
Fiscal 2002 restructurings	389	3,496	3,885
Pre-fiscal 2002 restructurings	—	1,228	1,228

Balance at June 27, 2004	$602	$13,252	$13,854

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2004 Restructuring Activities

     We recorded net restructuring charges during fiscal year 2004 of approximately $6.7 million, consisting of severance and benefits for involuntarily terminated employees of $1.2 million, charges for the present value of remaining lease payments on vacated facilities of $2.8 million, and the write-off of related leasehold improvements of $1.6 million. We also recorded a charge of approximately $1.0 million for the cancellation of a lease agreement related to one of our facilities in Japan and $2.1 million for the write-off of related leasehold improvements. Furthermore, we recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the year were partially offset by recovery of $1.5 million, net, of previously accrued expenses related to the remaining lease payments on vacated facilities in Japan. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.

     As a result of the fiscal 2004 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $0.3 million from the March 2004 Plan, $0.7 million from the December 2003 Plan and $0.5 million from the September 2003 Plan. The majority of the savings are expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings from the Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through June 27, 2004, we believe actual savings from these Plans are largely consistent with original estimated quarterly savings.

March 2004 Plan

     We recorded a restructuring charge during the quarter ended March 28, 2004 of approximately $3.0 million, consisting of charges for the cancellation of a lease agreement related to one of our facilities in Japan, deemed to be no longer useful to our operations, of $1.0 million, and the write-off of related leasehold improvements of $2.0 million.

Below is a table summarizing activity relating to the March 2004 Plan:

		Abandoned
		Fixed
	Facilities	Assets	Total
	(in thousands)
March 2004 provision	$950	$2,088	$3,038
Cash payments	(950)	—	(950)
Non-cash charges	—	(2,088)	(2,088)

Balance at June 27, 2004	$—	$—	$—

December 2003 Plan

     Our December 2003 Plan activities included reducing our workforce by less than 20 employees, primarily in North America and by vacating a facility located in North America deemed to be no longer useful to our operations. The employees included in the Plan were from a range of functions and at different levels of the organization. We recorded a restructuring charge during the quarter ended December 28, 2003 of approximately $4.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

Below is a table summarizing activity relating to the December 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2003 provision	$350	$2,305	$1,514	$4,169
Reversal of restructuring charges	—	(18)	—	(18)
Cash payments	(350)	(244)	—	(594)
Non-cash charges	—	—	(1,514)	(1,514)

Balance at June 27, 2004	$—	$2,043	$—	$2,043

September 2003 Plan

     Our September 2003 Plan activities included reducing our workforce primarily in North America and Europe by approximately 20 people and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to our operations. The employees included in the Plan were from a range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended September 28, 2003 of approximately $1.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of associated leasehold improvements.

Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Additional restructuring charges	48	—	—	48
Reversal of restructuring charges	(69)	(7)	—	(76)
Cash payments	(662)	(353)	—	(1,015)
Non-cash charges	—	—	(123)	(123)

Balance at June 27, 2004	$30	$34	$—	$64

Fiscal 2003 Restructuring Activities

     As a result of the fiscal 2003 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. The majority of the savings are expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings are primarily from lower payroll, facilities, and depreciation expenses. Actual results may vary from those anticipated, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through June 27, 2004, we believe realized savings are consistent with original forecasts. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from these Plans.

June 2003 Plan

     Our June 2003 Plan activities included reducing our workforce in North America, Europe, and Asia by approximately 30 people and by vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended June 29, 2003, of approximately $7.6 million, consisting of severance and benefits for involuntarily terminated employees, charges for the present value of remaining lease payments on vacated facilities, a loss on the fair value of a vacated facility and the write-off of related leasehold improvements. In June 2003, a lease covering one of the vacated facilities at our Fremont, California campus was amended, combined, restated, and transferred to a new lessor under a single lease structure. At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1.0 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility and included in the $6.7 million facility-related restructuring charge.

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(847)	—	(1,221)
Reversal of restructuring charges	(37)	(2)	—	(39)
Additional restructuring charges	—	84	—	84

Balance at June 27, 2004	$6	$5,503	$—	$5,509

March 2003 Plan

     Our March 2003 Plan activities included reducing our workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. We recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. We recovered $0.3 million during fiscal 2004 due to a change in estimates related to our facilities. Additionally, during fiscal 2004 $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(255)	(959)	—	(1,214)
Reversal of restructuring charges	(280)	(283)	—	(563)

Balance at June 27, 2004	$40	$914	$—	$954

December 2002 Plan

     Our December 2002 Plan activities included reducing our workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and administrative facilities located in North America, Europe and Asia deemed to be no longer necessary for our operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with approximately 65% from North America and approximately 35% from Europe and Asia locations. We recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. During fiscal 2004 we recovered $0.1 million due to the difference between the costs previously accrued and actual costs to terminate a lease agreement related to a facility in Japan.

Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554

Reversal of restructuring charges	—	(90)	—	(90)
Cash payments	(8)	(1,285)	—	(1,293)

Balance at June 27, 2004	$137	$34	$—	$171

Fiscal 2002 Restructuring Activities

December 2001 Plan

     During the second fiscal quarter of 2002, our restructuring activities included reducing our workforce by approximately 470 employees in North America, Europe, and Asia, vacating selected administrative and warehouse facilities at our Fremont, California campus deemed to be no longer required for our operations, and the closure of certain offices in Asia. The employees included in the Plan were from a broad range of functions and at multiple levels throughout the organization with approximately 80% from North America and approximately 20% from Asia and Europe locations. We recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

     During fiscal 2004, we recorded approximately $0.4 million of additional restructuring charges due to a revision in estimates for one of our vacated facilities and we recovered approximately $1.4 million, net, due to the difference between the costs previously accrued and actual costs to terminate a lease agreement for a facility for which we entered into a lease cancellation agreement during the quarter ended March 28, 2004. During fiscal 2003, we recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on vacated facilities. In addition, during fiscal 2003, we recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions we made in sublease assumptions for two of our vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. The remaining $0.4 million of expenses were due to revisions we made in our estimates for employee termination costs

September 2001 Plan

     During the first quarter of fiscal 2002, our restructuring activities included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at our Fremont, California campus deemed to be no longer required for our operations and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 85% from North America and 15% from Europe and Asia locations. We recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments and write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The inventory charge of approximately $7.6 million related to our decision to discontinue manufacture of specific systems within our etch product lines. We recovered approximately $1.7 million during fiscal year 2004, $1.0 million during fiscal year 2003, and $0.7 million during fiscal year 2002, from unanticipated subsequent sales to our installed base of these items. We physically disposed of approximately $1.0 million of this inventory during fiscal 2004 and $2.7 million during fiscal 2003 and 2002.

     During fiscal 2003, approximately $0.9 million was recovered due to lower employee severance and termination costs of $0.6 million and lower than planned expenses for vacated facility leases of $0.3 million. In addition, we recorded additional charges of $0.6 million for the September 2001 Plan based on a revised estimate of the length of time required to sublease one of our vacated buildings in Fremont, California.

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

Other Income (Expense), net

     Other income (expense), net, was $4.5 million, ($10.3) million and ($8.2) million in fiscal years 2004, 2003, and 2002, respectively, and consisted of the following:

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Interest income	$9,915	$15,804	$31,703
Loss on equity derivative contracts	—	(16,407)	(8,236)
Interest expense	(4,634)	(6,096)	(26,185)
Foreign exchange gain (loss)	(1,334)	(272)	1,982
Debt issue cost amortization	(1,593)	(2,536)	(3,763)
Net gain on settlement of swap and retirement of 4% Notes	4,505	—	—
Equity method investment losses	(426)	(777)	(835)
Equity method investment impairment	—	—	(2,000)
Other, net	(1,963)	24	(823)

	$4,470	$(10,260)	$(8,157)

     During fiscal 2004, our total cash balances, which consist of cash and cash equivalents, short-term investments, and restricted cash, increased each quarter through March 28, 2004. These increases in cash balances allowed us to repay, in the June 2004 quarter, our 4% Notes prior to maturity as discussed below. Although cash balances increased throughout the first three quarters of the year, interest income decreased during fiscal 2004 as a result of lower market rates. The decline in interest expense and debt issue cost amortization in fiscal 2004 is largely due to the redemption of our 5% $300.0 million subordinated debentures (5% Notes) in September 2002.

     During the quarter ended June 27, 2004, we repaid in full our 4% Notes, two years prior to maturity. The repayment of the 4% Notes resulted in a cash outlay of $303.0 million, which included a redemption premium of $3.0 million. Additionally, during the same quarter, we settled the related interest rate swap agreement (the swap) which had been used to minimize the impact of interest rate exposure associated with our 4% Notes. This settlement resulted in an increase in cash of $10.9 million and, in addition, a transfer of $6 million from restricted cash to cash balances. As a result of the repayment of the 4% Notes and swap settlement, we recorded a net gain of $4.5 million included in other income (expense), net. The $4.5 million consisted of a $10.9 million gain related to the swap less the $3.0 million redemption premium and write-off of $3.4 million of unamortized offering expenses associated with the 4% Notes.

     The change in net other expense in fiscal 2003 compared to fiscal 2002 was primarily due to the settlement of our equity derivative instruments indexed to Lam stock and lower yields on investments due to declining interest rates partially offset by lower interest expense due to the redemption of our 5% Notes in September 2002.

     On August 23, 2002, we settled our outstanding equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. The settlement generated a life to date gain of $8.4 million ($2.41 per share) and we recognized an increase in treasury stock of $47.6 million as a result of this transaction. Based on the $13.60 market price of our common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts’ fair value was recorded as a non-taxable loss in other expense in fiscal 2003.

Tax Expense (Benefit)

     Our annual income tax expense (benefit) was $27.7 million, ($7.9) million, and ($37.9) million, in fiscal years 2004, 2003, and 2002, respectively. The losses on equity derivative contracts indexed to our stock in fiscal years 2003 and 2002 of $16.4 million and $8.2 million, respectively, were non-deductible for income tax purposes. In April 2003, the Internal Revenue Service (IRS) closed its examination of our tax returns for fiscal years up to and including the fiscal year ended June 30, 1998. Resolution was reached on a number of issues including adjustments related to R&D tax credits resulting in our recording a $24.9 million tax benefit in the fourth quarter of fiscal 2003. In addition, a tax expense of approximately $17.0 million associated with implementing strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide was recorded in the fourth quarter of fiscal 2003. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our expectations of the level, timing, and sources of future revenues and profits. In the first quarter of fiscal 2002, we increased our tax benefit rate to 30%. The increase resulted from the tax benefit of the R&D credit being proportionately greater in subsequent quarters due to lower projected pre-tax income and investment in engineering and development programs qualifying for R&D tax benefits.

Deferred Tax Assets

     We had gross deferred tax assets arising from non-deductible temporary differences, net operating losses, and tax credit carryforwards of $303.3 million and $287.5 million in fiscal 2004 and 2003. The gross deferred tax assets are offset by valuation allowances of $67.8 million and $36.7 million and deferred tax liabilities of $26.3 million and $30.7 million in fiscal 2004 and 2003, respectively. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

Outsourcing

     We define aspects of our business as either core or critical capabilities and those that are in support of these activities. We have identified as critical for success in the marketplace our ability to develop leading edge products, to market and sell what we develop, and to service and support directly what we sell. Most other activities in the Company are in support of product development, marketing and selling and customer service. Consequently, in the fourth quarter of fiscal 2001, we began implementation of an outsourcing strategy to obtain certain support services from third parties. Accordingly, during fiscal 2002, we began to enter into agreements to outsource elements of our manufacturing, warehousing, logistics, facilities management and information technology functions. During fiscal 2003 and 2004, we continued to enter into agreements to outsource certain elements of our transactional general and administrative functions. We believe that entering into these outsourcing programs will provide us with more flexibility to scale our operations in a more timely and efficient manner to respond to the cyclical nature of our business. Implementing this outsourcing strategy is intended to lead to proportionally more of our employees supporting core activities and decrease our reliance on temporary workforce during peak business cycles as well as reduce the fluctuation in employment that historically occurred due to the cyclical nature of our business.

Related Party Transactions

     During fiscal year 2001, our President and Chief Operating Officer signed a promissory note with Lam entitling him to borrow up to $1.0 million dollars at 6.75% simple interest. He was advanced the $1.0 million and subsequently repaid the entire amount of $1.0 million, plus accrued interest, during the quarter ended December 28, 2003.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluated them on an on-going basis to ensure they remained reasonable under current conditions. Actual results could differ significantly from those estimates.

     The significant accounting policies used in the preparation of our financial statements are described in Note 2 of our Notes to Consolidated Financial Statements. Some of these significant accounting polices are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.

     We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate units based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts, system upgrade kits, and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount and a term more than one month is recognized on a straight-line basis over the term of the contract.

     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail.

     Standard costs are re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor activities, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our consolidated financial statements.

     Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value, if less than cost. Inherent in the estimates of market value are management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

     Warranty: Typically, marketing and selling semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We provide standard warranties for our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. We record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability improvements. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

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

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent fiscal year ended June 27, 2004, all warranty obligations have been determined with reasonable estimates.

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

     Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing option valuation models do not necessarily provide a reliable measure of the fair value of our stock-based awards to employees.

     Deferred Income Taxes: Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $67.8 million relates to the tax benefit from the exercise of employee stock options and foreign tax credits. When the stock option tax benefits are realized, the related deferred tax asset will reverse and a portion of the valuation allowance will also be reversed and credited to capital in excess of par value.

Off -Balance Sheet Arrangements and Contractual Obligations

     We have certain obligations, some of which are recorded on our balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on our consolidated balance sheet include long-term liabilities and restructuring liabilities which are outlined in the following table and are discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table:

	Other
	Long-term	Restructuring	Operating	Purchase
	Liabilities	Liabilities	Leases	Obligations	Total
	(in thousands)
Payments due by period:
Less than 1 year	$2,500	$5,093	$13,894	$108,142	$129,629
1-3 years	730	6,986	13,718	54,750	76,184
4-5 years	62	1,748	102,034	41,498	145,342
Over 5 years	—	27	388	1,825	2,240

Total	$3,292	$13,854	$130,034	$206,215	$353,395

     Other Long-Term Liabilities

     During the second quarter of fiscal 2002 we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a non-exclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash, $5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. As of June 27, 2004, a total amount of $17.5 million has been paid to Varian and the total obligation remaining is $2.5 million through December 2004.

     Restructuring Liabilities

     Our total restructuring reserves as of June 27, 2004 were $13.9 million, including $0.6 million of severance and benefits-related costs and $13.3 million related to lease payments on vacated buildings. Through cash generated from operations, we expect $5.1 million to be paid over the next twelve months and $8.8 million to be paid between fiscal 2006 and fiscal 2010. Please see the related discussion in “Restructuring Charges” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     In March and June of 2003, lease agreements relating to properties at our Fremont, California campus were transferred to a new lessor, amended, combined and restated. As part of the lease agreements, we have the option to purchase the buildings at any time for a total purchase price for all properties related to these leases of approximately $112.5 million. In addition, we are required to guarantee the lessors a residual value on the properties of up to $98.7 million at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, and the lessor sells the properties and the sale price is less than the lessor’s costs). At the time of the June amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of our past restructuring activities, and the non-cash loss was recorded as a restructuring charge during fiscal 2003. As a result, we recorded a $1.0 million liability for the loss on the leased property. We maintain cash collateral of $112.5 million as part of the lease agreements as of June 27, 2004 in separate, specified interest-bearing accounts which is recorded as restricted cash in our consolidated balance sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FIN 46, “Consolidation of Variable Interest Entities”, and is therefore not consolidated by us. The $98.7 million is included in the table above.

     The remaining $31.3 million primarily relates to non-cancelable facility-related operating leases expiring at various dates through 2021.

     Purchase Obligations

     Purchase obligations consist of material contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain elements, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. These outsourced services should provide us with more flexibility to scale our operations in a more timely and efficient manner to respond to the cyclical nature of our business. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 27, 2004 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as Lam inventory until title is transferred to us or our purchase obligation is determined. At June 27, 2004, vendor owned inventories held at our locations and not reported as Lam inventory were approximately $14.6 million.

Guarantees

     The transferred lease agreements relating to various properties at our Fremont, California campus and discussed above under “Operating Leases” require us to guarantee residual values of the leased properties to the lessors at the end of the lease terms of up to $98.7 million (in the case that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The remaining terms of these guarantees, four years, are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, we recognized a liability of approximately $1.0 million for the related residual value guarantees under these leases. This liability, determined by computing the present value of estimated probability weighted cash flows to be paid by us over the term of the guarantees, was recorded as prepaid rent, with the offset recorded as a liability, and the amount is being amortized to rent expense (for the prepaid rent) and to income (for the liability) on a ratable basis over the five-year period of the leases. Refer to Note 16 of our Consolidated Financial Statements, included in Item 8 in this Form 10-K, for further information concerning our guaranteed residual values.

     We have issued certain indemnifications to our lessors under some of our operating lease agreements, such as, indemnification for various environmental matters. We have entered into certain insurance contracts to minimize our exposure related to such indemnifications. As of June 27, 2004, we have not recorded any liability on our financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     We have agreements with two financial institutions where our U.S. operating company guarantees payment of our Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments that we could be required to make under these agreements at June 27, 2004, is approximately $5.6 million, the amount available under the overdraft protection agreement. As of June 27, 2004, our Japanese subsidiary did not owe any amounts under this agreement. We have not recorded any liability in connection with these guarantees, as we do not believe, based on information available, that it is probable that any amounts will be paid.

     We have an agreement with a financial institution to sell certain U.S. Dollar-denominated accounts receivable generated from the sale of our systems, subject to recourse provisions. We insure these sold receivables for approximately 90% of their value and guarantee payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, we have experienced negligible default on payment obligations and therefore, believe the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At June 27, 2004, the maximum potential amount of future payments we could be required to make under this agreement is approximately $6.0 million. As of June 27, 2004, we have not recorded any liability on our financial statements in connection with these guarantees, as we do not believe, based on information available, that it is probable that any amounts will be paid.

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

     We provide standard warranties on our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known factors such as the impact of system reliability improvements. See Note 16 of our Consolidated Financial Statements, included in Item 8 in this Form 10K, for changes in our product warranty reserves during fiscal 2004.

Liquidity and Capital Resources

     As of June 27, 2004, we had $541.9 million in cash, cash equivalents, short-term investments, and restricted cash compared with $625.9 million at June 29, 2003. Cash provided by operating activities of $157.1 million, issuance of common stock of $64.2 million and reissuance of treasury stock of $13.2 million resulted in net cash increases of $234.5 million which enabled us to repay early our 4% Notes, which resulted in a principal payment of $300.0 million. Additional significant uses of cash included capital expenditures of $24.0 million.

     On April 1, 2004, we settled our swap which had been used to minimize the impact of interest rate exposure associated with our 4% Notes. This settlement resulted in an increase in cash of $10.9 million and, in addition, a transfer of $6.0 million from restricted cash to cash balances.

     On June 7, 2004, we repaid our 4% Notes, two years prior to maturity. This repayment resulted in a cash outlay of $303.0 million, including a redemption premium of $3.0 million. Additionally, we wrote off $3.4 million of unamortized offering expenses.

     We had a deferred gain of $10.9 million recorded on the balance sheet, in long-term debt and other long-term liabilities, related to the swap. As a result of the settlement of the swap and the redemption of the 4% Notes, we recorded a net gain of $4.5 million included in other income, net in our statement of operations. The net gain is comprised of the deferred gain noted above, less the redemption premium, write-off of unamortized offering expenses, and transaction-related costs.

     During the second quarter of fiscal 2002 we signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted us a non-exclusive license to the patents involved in the litigation. We agreed to pay Varian $20.0 million in cash, $5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. As of June 27, 2004, a total amount of $17.5 million has been paid to Varian and the total obligation remaining is $2.5 million through December 2004.

Cash Flows From Operating Activities

     Net cash provided by operating activities was $157.1 million in fiscal 2004, which consisted of net income for the year of $83.0 million, adjusted for non-cash charges of $48.9 million and sources of working capital of $25.2 million. Non-cash charges include items such as depreciation and amortization, restructuring charges, deferred income taxes, and the net non-cash gain recognized in fiscal 2004 as a result of the early retirement of our 4% Notes.

     Significant changes in assets and liabilities during fiscal year 2004 include an increase of $138.4 million in accounts receivable due to increased sales volumes. We have an agreement with a financial institution to sell certain U.S. dollar-denominated accounts receivable. These sales of accounts receivable are intended to accelerate the collection of cash. We sold $158.7 million of accounts receivable during fiscal 2004. Deferred income taxes decreased by $10.9 million. Trade payables increased by $57.8 million due to increased expense levels as a result of improved business volumes and timing of payments. Accrued liabilities increased by $29.6 million primarily due to an increase in variable incentive-based compensation as well as a rise in income taxes payable as a result of the significant increase in profits. Deferred profits for shipments not yet recognized as revenue rose by $63.1 million, reflecting significantly increased rates of shipments and the timing of customer acceptances.

Cash Flows from Investing Activities

     Net cash provided by investing activities during fiscal 2004 was $48.5 million. We sold $66.9 million, net, of short-term investments that contributed to the repayment of our 4% Notes in June, 2004. Net capital expenditures were $24.0 million and focused on computer equipment and machinery.

     Net property and equipment was $42.4 million at June 27, 2004, compared to $48.8 million at June 29, 2003. This decrease is primarily due to $23.4 million of depreciation expense, $3.8 million in write-offs of leasehold improvements and certain fixed assets related to buildings that we have vacated due to restructuring activities, $2.4 million in write-offs related to our decision to cease investment in CMP systems development which, together, exceed the $24.0 million in capital expenditures discussed above.

Cash Flows from Financing Activities

     Net cash used by financing activities in fiscal 2004 was $211.7 million and consisted primarily of the principal repayment of our 4% Notes in the amount of $300.0 million. In connection with the settlement of our interest rate swap agreement, we received proceeds of $10.9 million. We also reissued $13.2 million from treasury stock through our employee stock purchase program and net proceeds from the issuance of our common stock from stock option exercises totaled $64.2 million.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure through ensuing business cycles. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 27, 2004 are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.

     In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately size our business based on demand for our products. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

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

Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	the extent that customers use our products and services in their business;

•	timing of customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations, and/or acceptances;

•	changes in average selling prices and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	changes in import/export regulations;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities and natural disasters;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	procurement shortages;

•	manufacturing difficulties;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	new or modified accounting regulations; and

•	exchange rate fluctuations.

     Further, because a significant amount of our R&D and administrative operations and capacity is located at our Fremont, California campus, natural, physical, logistical or other events or disruptions affecting these facilities (including labor disruptions, earthquakes and power failures) could adversely impact our financial performance.

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

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

     We generally recognize revenue for new system sales on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new systems revenues may be subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.

The Semiconductor Equipment Industry Is Volatile and Reduced Product Demand Has a Negative Impact on Shipments

     Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products using integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. Business conditions historically have changed rapidly and unpredictably.

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

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

     Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. Our failure to complete commercialization of these new products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

     In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both.

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

We Are Dependent Upon a Limited Number of Key Suppliers

     We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, several of our outsourced assembly suppliers are new providers to us so that our experience with them and their performance is limited. Where practical, our intent is to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

Our Outsource Providers May Fail to Perform as We Expect

     Outsource providers have played and will play key roles in our manufacturing operations and in many of our transactional and administrative functions. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expansive role of outsource providers has required and will continue to require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

Our Future Success Depends on International Sales and the Management of Global Operations

     Non-U.S. sales, as a percentage of total revenue, accounted for approximately 82% in fiscal 2004, 72% in fiscal 2003 and 71% in fiscal 2002. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:

•	trade balance issues;

•	regional economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	ability to develop relationships with local suppliers;

•	compliance with U.S. and international laws and regulations, including U.S. export restrictions;

•	fluctuations in interest and currency exchange rates; and

•	the need for technical support resources in different locations.

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

If We Are Unable to Adjust the Scale of Our Business in Response to Rapid Changes in Demand in the Semiconductor Equipment Industry, Our Operating Results and Our Ability to Compete Successfully May Be Impaired

     The business cycle in the semiconductor equipment industry is characterized by frequent periods of rapid change in demand that challenge our management to adjust spending on operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures and in training, managing, and appropriately sizing our work force and other components of our business on a timely basis. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. If we do not adequately meet these challenges, our gross margins and earnings may be impaired during periods of demand decline, and we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during periods of demand growth.

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

The Market for Our Common Stock is Extremely Volatile, Which May Affect Our Ability to Raise Capital or Make Acquisitions

     The market price for our Common Stock is extremely volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to factors, including but not limited to the following:

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	global economic fluctuations;

•	variations in our quarterly operating results;

•	variations in our revenues or earnings from levels that securities analysts forecast;

•	announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations, or introduction of new products;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	success or failure of our new and existing products;

•	disruptions with key customers or suppliers; or

•	political, economic, or environmental events occurring globally or in any of our key sales regions.

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

We May Fail to Protect Our Proprietary Technology Rights, Which Would Affect Our Business

     Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success also depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base, and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue patents for pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or, in fact provide no competitive advantages.

Compliance with Internal Control Attestation and Outside Audit Firm Independence

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending June 26, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal 2005. Furthermore, our independent registered public accounting firm (Firm) will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of June 26, 2005. We have not yet completed our assessment of the effectiveness of our internal control. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

     Our independent registered public accounting firm communicates with us at least annually regarding any relationships between the Firm and the Company that, in the Firm’s professional judgment, might have a bearing on the Firm’s independence with respect to the Company. If , for whatever reason, our independent registered public accounting firm finds that it cannot confirm that it is independent of the Company based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio, long-term assets and long-term debt obligations at June 27, 2004 and June 29, 2003:

									June 29,
	June 27, 2004								2003
						There-		Fair
	2005	2006	2007	2008	2009	After	Total	Value	Total
	(in thousands)
Cash equivalents
Fixed rate	$57,739	$—	$—	$—	$—	$—	$57,739	$57,739	$119,805
Average rate	1.20%	—	—	—	—	—	1.20%	—	1.14%
Short-term investments
Fixed rate	$59,756	$123,851	$63,330	$15,471	$601	$—	$263,009	$261,069	$232,718
Average rate	1.78%	2.24%	3.27%	3.63%	4.60%	—	2.47%	—	2.20%
Auction rate preferreds
Variable rate	$4,998	$—	$—	$—	$—	$—	$4,998	$5,000	$106,186
Average rate	1.29%	—	—	—	—	—	1.29%	—	1.48%
Restricted cash
Fixed rate	$112,468	$—	$—	$—	$—	$—	$112,468	$112,468	$118,468
Average rate	1.00%	—	—	—	—	—	1.00%	—	1.06%

Total investment securities	$234,961	$123,851	$63,330	$15,471	$601	$—	$438,214	$436,276	$577,177

Average rate	1.25%	2.24%	3.27%	3.63%	4.60%		1.91%	—	1.61%

Long-term debt
Fixed rate	$—	$—	$—	$—	$—	$—	$—	$—	$300,000
Average Rate	—	—	—	—	—	—	—	—	4.00%

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

     We had no foreign exchange cash flow exposure related to our fixed rate 4% Notes.

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

     On June 27, 2004, the notional amount of outstanding Japanese Yen forward contracts that are designated as balance sheet hedges was $48.1 million. The unrealized gain on the contracts on June 27, 2004, was $0.1 million. A 15% appreciation of the Japanese Yen would result in an unrealized loss of $8.5 million. Depreciation in the exchange rate of the Japanese Yen of approximately 15% would result in an unrealized gain of $6.2 million.

Item 8. Consolidated Financial Statements and Supplementary Data

     The Consolidated Financial Statements required by this Item are set forth on the pages indicated at Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 6, “Selected Consolidated Financial Data”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of the close of our fiscal year ended June 27, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

PART III

     We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders to be held November 4, 2004 (the Proxy Statement), and certain information included therein is incorporated herein by reference. (However, the Report of the Audit Committee, Compensation Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption “Executive Officers of the Company”, which information is incorporated herein by this reference.

Item 10. Directors and Executive Officers of the Registrant

     The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal No. 1-Election of Directors.”

     Lam has adopted a Code of Ethics that applies to all employees, officers, and directors of the Company. Our Code of Ethics is publicly available on the investor relations page of our website at www.lamrc.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

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

Item 14. Principal Independent Registered Public Accounting Firm Fees and Services

     The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Relationship with Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Index to Financial Statements

2.	Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	79

     Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3.	See (c) of this Item 15, which is incorporated herein by reference.

(b)	Reports on Form 8-K

     None.

(c)	The list of Exhibits is set forth on pages 80 to 82 of this Form 10-K and are incorporated herein by this reference.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 27,	June 29,
	2004	2003
ASSETS
Cash and cash equivalents	$163,403	$167,343
Short-term investments	266,069	340,070
Accounts receivable, less allowance for doubtful accounts of $3,865 in 2004 and $3,789 in 2003	245,508	107,602
Inventories	108,249	112,016
Prepaid expenses and other current assets	10,428	12,679
Deferred income taxes	102,731	133,066

Total current assets	896,388	872,776
Property and equipment, net	42,444	48,771
Restricted cash	112,468	118,468
Deferred income taxes	106,505	87,032
Other assets	40,821	71,228

Total assets	$1,198,626	$1,198,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$93,394	$35,518
Accrued expenses and other current liabilities	172,343	131,144
Deferred profit	108,369	45,309
Current portion of long-term debt and other long-term liabilities	2,500	5,011

Total current liabilities	376,606	216,982
Long-term debt and other long-term liabilities less current portion	9,554	332,209

Total liabilities	386,160	549,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 134,988 shares at June 27, 2004 and 127,435 shares at June 29, 2003	135	127
Additional paid-in capital	628,076	560,273
Deferred stock-based compensation	(1,839)	(2,769)
Treasury stock, at cost, 1,385 shares at June 27, 2004 and 2,712 shares at June 29, 2003	(19,742)	(38,670)
Accumulated other comprehensive loss	(15,283)	(13,694)
Retained earnings	221,119	143,817

Total stockholders’ equity	812,466	649,084

Total liabilities and stockholders’ equity	$1,198,626	$1,198,275

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEAR ENDED
	June 27,	June 29,	June 30,
	2004	2003	2002
Total revenue	$935,946	$755,234	$943,114
Cost of goods sold	506,548	452,369	632,319
Cost of goods sold — restructuring charges (recoveries)	(1,651)	(964)	5,926
Cost of goods sold — patent settlement	—	—	38,780

Total cost of goods sold	504,897	451,405	677,025
Gross margin	431,049	303,829	266,089
Research and development	170,479	160,493	179,217
Selling, general and administrative	146,063	132,820	161,860
Restructuring charges, net	8,327	15,901	44,850

Total operating expenses	324,869	309,214	385,927

Operating income (loss)	106,180	(5,385)	(119,838)
Other income (expense):
Interest income	9,915	15,804	31,703
Interest expense	(4,634)	(6,096)	(26,185)
Loss on equity derivative contracts in Company stock (EITF 00-19)	—	(16,407)	(8,236)
Net gain on settlement of swap and early retirement of 4% Notes	4,505	—	—
Other, net	(5,316)	(3,561)	(5,439)

	4,470	(10,260)	(8,157)

Income (loss) before income taxes	110,650	(15,645)	(127,995)
Income tax expense (benefit)	27,662	(7,906)	(37,944)

Net income (loss)	$82,988	$(7,739)	$(90,051)

Net income (loss) per share:
Basic	$0.63	$(0.06)	$(0.71)

Diluted	$0.59	$(0.06)	$(0.71)

Number of shares used in per share calculations:
Basic	131,776	126,300	126,356

Diluted	144,928	126,300	126,356

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED
	June 27,	June 29,	June 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$82,988	$(7,739)	$(90,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on equity derivative contracts in Company stock	—	16,407	8,236
Depreciation	23,418	30,490	49,541
Amortization	4,822	8,263	8,273
Deferred income taxes	10,862	(8,640)	(34,166)
Restructuring charges, net	6,676	14,937	50,776
Amortization of premiums on securities	3,966	6,214	6,524
Patent settlement	—	—	33,780
Asset impairment charge	3,025	—	9,500
Loss on disposal of long-lived assets	732	1,372	3,124
Amortization of deferred stock-based compensation	3,167	593	—
Net noncash gain on retirement of 4% Notes	(7,505)	—	—
Other, net	(251)	679	2,835
Changes in working capital accounts:
Accounts receivable, net of allowance	(297,054)	(84,516)	44,468
Sales of accounts receivable	158,693	108,175	73,778
Inventories	5,136	63,454	96,511
Prepaid expenses and other assets	6,528	(2,852)	6,255
Trade accounts payable	57,847	(24,306)	5,237
Deferred profit	63,105	(18,390)	(187,435)
Accrued expenses and other liabilities	29,573	(34,899)	(65,389)
Tax benefit from employee stock options	1,421	—	—

Net cash provided by operating activities	157,149	69,242	21,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,026)	(12,264)	(10,619)
Purchases of available-for-sale securities	(463,476)	(671,068)	(2,734,748)
Sales and maturities of available-for-sale securities	530,406	1,026,558	2,669,349
Transfer of restricted cash upon settlement of swap	6,000	—	—
Purchase of investments for restricted cash, net	—	(47,485)	(10,500)
Other, net	(398)	617	(1,609)

Net cash provided by/(used for) investing activities	48,506	296,358	(88,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(300,012)	(361,407)	(8,693)
Proceeds from settlement of swap	10,870	—	—
Treasury stock purchases	—	(39,122)	(10,678)
Reissuances of treasury stock	13,242	12,499	16,292
Proceeds from issuance of common stock	64,152	14,683	19,383

Net cash provided by/(used for) financing activities	(211,748)	(373,347)	16,304

Effect of exchange rate changes on cash	2,153	2,659	798
Net decrease in cash and cash equivalents	(3,940)	(5,088)	(49,228)
Cash and cash equivalents at beginning of year	167,343	172,431	221,659

Cash and cash equivalents at end of year	$163,403	$167,343	$172,431

Supplemental disclosures:
Cash payments for interest	$13,600	$20,036	$28,717

Cash payments for income taxes	$4,165	$5,674	$4,564

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					DEFERRED	ACCUMULATED
	COMMON		ADDITIONAL		STOCK-	OTHER
	STOCK	COMMON	PAID-IN	TREASURY	BASED	COMPREHENSIVE	RETAINED
	SHARES	STOCK	CAPITAL	STOCK	COMPENSATION	INCOME (LOSS)	EARNINGS	TOTAL
Balance at June 24, 2001	124,917	$125	$498,066	$(21,904)	$—	$(18,195)	$254,281	$712,373

Sale of common stock	2,491	3	22,682	—	—	—	—	22,685
Warrant issued	—	—	21,480	—	—	—	—	21,480
Purchase of treasury stock	(615)	(1)	—	(10,678)	—	—	—	(10,679)
Reissuance of treasury stock	1,185	1	—	23,482	—	—	(7,190)	16,293
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(90,051)	(90,051)
Foreign currency translation adjustment	—	—	—	—	—	6,674	—	6,674
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	—	(3,719)	—	(3,719)

Total comprehensive loss								(87,096)

Balance at June 30, 2002	127,978	128	542,228	(9,100)	—	(15,240)	157,040	675,056

Sale of common stock	1,696	2	14,683	—	—	—	—	14,685
Purchase of treasury stock	(3,497)	(4)	—	(47,553)	—	—	—	(47,557)
Reissuance of treasury stock	1,258	1	—	17,983	—	—	(5,484)	12,500
Deferred stock-based compensation	—	—	3,362	—	(3,362)	—	—	—
Amortization of deferred compensation	—	—	—	—	593	—	—	593
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(7,739)	(7,739)
Foreign currency translation adjustment	—	—	—	—	—	1,305	—	1,305
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	—	(925)	—	(925)
Unrealized gain on financial instruments, net	—	—	—	—	—	1,166	—	1,166

Total comprehensive loss								(6,193)

Balance at June 29, 2003	127,435	127	560,273	(38,670)	(2,769)	(13,694)	143,817	649,084

Sale of common stock	6,224	7	64,145	—	—	—	—	64,152
Income tax benefit from stock option transactions	—		1,421	—	—	—	—	1,421
Reissuance of treasury stock	1,329	1	—	18,928	—	—	(5,686)	13,243
Deferred stock-based compensation	—	—	2,237	—	(2,237)	—	—	—
Amortization of deferred compensation	—	—	—	—	3,167	—	—	3,167
Components of comprehensive income:
Net income	—	—	—	—		—	82,988	82,988
Foreign currency translation adjustment	—	—	—	—		1,808	—	1,808
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—		(293)	—	(293)
Unrealized loss on financial instruments, net	—	—	—	—		(2,665)	—	(2,665)
Less: reclassification adjustment for gains included in earnings						(439)		(439)

Total comprehensive income								81,399

Balance at June 27, 2004	134,988	$135	$628,076	$(19,742)	$(1,839)	$(15,283)	$221,119	$812,466

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2004

Note 1: Company and Industry Information

     Lam Research Corporation (Lam or the Company) is a major supplier of wafer fabrication equipment and services to the world’s semiconductor industry. The Company’s product offerings include single-wafer plasma etch systems that are used in a wide range of applications, clean products used to perform mechanical and chemical cleaning in a single-step process, and an array of services designed to optimize the utilization of these systems by its customers. The Company sells its products and services primarily to companies involved in the production of semiconductors in the United States, Europe, Japan, and Asia Pacific.

     In the fourth quarter of fiscal 2004, the Company decided to cease further investment in chemical mechanical polishing (CMP) systems development. This decision was based on the conclusion that the product did not demonstrate sufficient advantages to garner the market share necessary for adequate returns on further investment.

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. Certain of the components and subassemblies included in the Company’s products are obtained from a single supplier or a limited group of suppliers. The Company believes that alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain certain components could have a severe near-term effect on the Company’s operating results and could result in damage to customer relationships. For these and other reasons, our results of operations for the year ended June 27, 2004 may not necessarily be indicative of future operating results.

Note 2: Summary of Significant Accounting Policies

     The preparation of financial statements, in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

     Revenue Recognition: The Company recognizes all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collectibility is reasonably assured, and the Company has completed its system installation obligations, received customer acceptance or is otherwise released from its installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate units based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts, system upgrade kits, and remanufactured systems is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of performance of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount and a term more than one month is recognized on a straight-line basis over the term of the contract.

     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, the Company assumes title transfers when it completes physical transfer of the products to the freight carrier unless other customer practices prevail.

     Standard costs are re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor activities, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sale and purchase of inventory between Lam’s legal entities are eliminated from the Company’s consolidated financial statements.

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

     Warranty: Typically, marketing and selling semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company provides standard warranties for its systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. The Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known differences such as tool reliability improvements. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

     Actual warranty expenses are incurred on a system-by-system basis, and may differ from the Company’s original estimates. While the Company periodically monitors the performance and cost of warranty activities, if actual costs incurred are different than the Company’s estimates, it may recognize adjustments to provisions in the period in which those differences arise or are identified. Accordingly, actual costs that exceed the estimates are expensed as incurred, and at the same time, additional probable and estimable liabilities may be recorded.

     The Company does not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the most recent year ended June 27, 2004, all warranty obligations have been determined with reasonable estimates.

     In addition to the provision of standard warranties, the Company offers customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount and a term of more than one month are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

     Employee Stock Purchase Plan and Employee Stock Option Plans: The Company accounts for its employee stock purchase plan (ESPP) and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB 25) and Interpretation No. 44, “Accounting for Certain

Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44) and makes pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure” (SFAS 148), which amends Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (SFAS 123). The Company’s ESPP is a non-compensatory plan, and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 and SFAS 148 as if the Company had accounted for its stock option and stock purchase plans under the fair value method of SFAS 123 and SFAS 148. Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to the Company’s consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			ESPP
	June 27,	June 29,	June 30,	June 27,	June 29,	June 30,
	2004	2003	2002	2004	2003	2002
Expected life (years)	3.3	2.4	3.8	0.60	0.63	0.42
Expected stock price volatility	74.1%	74.0%	71.0%	74.1%	74.0%	71.0%
Risk-free interest rate	2.3%	1.5%	4.1%	2.3%	1.5%	4.1%

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the option’s vesting period (for options) and the respective four, six, twelve, or sixteen-month purchase periods for stock purchases under the employee stock purchase plan. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS 123 and SFAS 148:

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss) — as reported	$82,988	$(7,739)	$(90,051)
Add: compensation expense recorded under APB 25, net of tax	2,336	616	1,724
Deduct: SFAS 123 compensation expense, net of tax	(27,128)	(43,226)	(34,524)

Net income (loss) — pro forma	$58,196	$(50,349)	$(122,851)
Basic net income (loss) per share — as reported	$0.63	$(0.06)	$(0.71)
Basic net income (loss) per share — pro forma	0.44	(0.40)	(0.97)
Diluted net income (loss) per share — as reported	0.59	(0.06)	(0.71)
Diluted net income (loss) per share — pro forma	$0.42	$(0.40)	$(0.97)

     Deferred Income Taxes: Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the Company’s net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed. The Company’s current valuation allowance of $67.8 million relates to the tax benefit from the exercise of employee stock options and foreign tax credits. When the stock option tax benefits are realized, the related deferred tax asset will reverse and a portion of the valuation allowance will also be reversed and credited to capital in excess of par value.

     Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 27, 2004 and included 52 weeks. The fiscal year ended on June 29, 2003 also included 52 weeks. The Company’s next fiscal year, ending on June 26, 2005, will include 52 weeks.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents and Short-Term Investments: All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). The specific identification method is used to determine the realized gains and losses on investments.

     Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease.

     Restructuring Charges: In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company early-adopted SFAS 146 in the quarter ended December 29, 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management, with the proper level of authority, approves the specific actions under a plan, communicates the reduction activities and severance packages to the affected employees, and vacates the facilities, or otherwise terminates a contract in accordance with its terms, included in the plan. Accruals related to vacated facilities are calculated net of estimated sublease income, and leasehold improvements related to vacated facilities are written off as these items have no future economic benefit. Sublease income is estimated based on current market estimates. If the Company is unable to sublet the vacated properties on a timely basis, the Company adjusts the accrual accordingly.

     Impairment of Long-Lived Assets : The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

     The Company’s equity derivatives included certain put and call options indexed to its own stock. Application of EITF 00-19 required these instruments to be recorded at their fair value at the end of each reporting period and the changes in fair value recorded as a gain or loss on the Company’s statement of operations. These equity derivatives were collateralized by restricted cash and could not be settled in unregistered shares. They were classified as other short-term assets and were settled in the first quarter of fiscal 2003 (See Note 5).

     Derivative Financial Instruments: The Company holds or has held derivative financial instruments to hedge a variety of risk exposures including interest rate risks associated with its long-term debt, foreign currency exchange rate fluctuations on the value of its cash flows from forecasted revenue denominated in Japanese Yen and foreign currency denominated assets. Derivatives that qualify for hedge accounting are discussed in detail in Note 4 to these consolidated financial statements.

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

     To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates and interest rates observed in the market.

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

     The Company redeemed its convertible subordinated 4% notes (4% Notes) and settled its interest rate swap agreement (the swap) during the fourth quarter of fiscal year 2004. See Note 4 for additional information. The Company paid a variable interest rate and received a fixed interest rate as part of the swap, which was used to hedge interest rate risk in connection with the Company’s 4% Notes. This instrument was valued using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments arising under the swap. The variable cash payments were based on an expectation of future interest rates derived from observed market interest rate curves. The values of these derivatives changed over time as cash receipts and payments were made and as market conditions changed.

     The Company does not believe that it is or was exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are established and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese Yen), so there is minimal risk that appropriate derivatives to maintain its hedging program would not be available in the future.

     Guarantees: The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN 45, (b) the guarantee is subject to FIN 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has recorded a liability for certain guaranteed residual values related to specific facility lease agreements. The Company has evaluated its remaining guarantees and has concluded that they are either not within the scope of FIN 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, recourse provisions related to sales of accounts receivable, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. Please see Note 16 for additional information on the Company’s guarantees.

     Foreign Currency: Through fiscal year 2004, the functional currencies of the Company’s European, Japanese and Asia Pacific subsidiaries are generally the individual subsidiaries’ local currencies. The Company’s subsidiaries primarily generate and expend cash in their local currency; billings and receipts for their labor and services are primarily denominated in the local currency (workforce is paid in local currency); their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company’s cash flows and there is an active local sales market for the foreign subsidiaries’ products and services. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as cumulative translation adjustments, and are a component of accumulated other comprehensive income (loss).

     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2004 presentation.

Note 3: Financial Instruments

     Investments at June 27, 2004 and June 29, 2003 consist of the following:

	June 27, 2004				June 29, 2003
		Unrealized	Unrealized	Fair		Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Value
	(in thousands)
Available-for-sale:
Institutional Money Market Funds	$57,739	$—	$—	$57,739	$119,805	$—	$119,805

Amounts included in cash and cash equivalents	57,739	—	—	57,739	119,805	—	119,805

Auction Rate Notes and Preferred Stock	4,998	2	—	5,000	106,186	—	106,186
Municipal Bonds and Notes	104,324	193	(732)	103,785	83,773	603	84,376
Treasury and Agency Notes	83,515	98	(859)	82,754	54,344	364	54,708
Bank and Corporate Notes	57,384	51	(639)	56,796	53,862	79	53,941
International - $US Denominated	17,786	7	(59)	17,734	40,739	120	40,859

Amounts included in short-term investments	268,007	351	(2,289)	266,069	338,904	1,166	340,070

Institutional Money Market Funds	112,468	—	—	112,468	118,468	—	118,468

Amounts included in restricted cash	112,468	—	—	112,468	118,468	—	118,468

Total Available-for-sale	$438,214	$351	$(2,289)	$436,276	$577,177	$1,166	$578,343

     The Company accounts for its investment portfolio at fair value. Realized gains and (losses) from investments sold were approximately $0.2 million and ($0.3) million in fiscal 2004 and approximately $0.2 million and ($0.1) million in fiscal 2003. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The fair value of the Company’s investments in auction rate preferred securities is based upon par value, which approximates fair value due to the nature of the instruments.

     The Company’s available-for-sale securities are invested in financial instruments with a minimum rating of A2 or A, as rated by Moody’s or Standard & Poor’s (S&P), respectively.

     The amortized cost and fair value of investments in debt securities with contractual maturities is as follows:

	June 27,		June 29,
	2004		2003
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in less than one year	$229,963	$229,773	$328,577	$328,922
Due one year through five years	203,253	201,503	142,414	143,235

Total investments in debt securities	$433,216	$431,276	$470,991	$472,157

     Management has the ability and intent, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.

Concentrations of Credit Risk

     The fair value of the Company’s convertible subordinated notes and the Company’s other long-term debt is estimated based on the current rates available for debt instruments with comparable terms and maturities. The fair value of the Company’s foreign currency forward contracts is estimated based upon the Japanese Yen exchange rates at June 27, 2004 and June 29, 2003, respectively. See Note 5 for a discussion of the equity derivative contracts in the Company’s stock and its fair value.

     The Company had no cash flow hedges at June 27, 2004. At June 29, 2003, the notional amount of outstanding Japanese Yen forward contracts that are designated as cash flow hedges was $2.2 million. At June 27, 2004 and June 29, 2003, the notional amount of Japanese Yen forward contracts that are designated as balance sheet hedges was $48.1 million and $16.4 million, respectively.

     The Company has an agreement to sell specific U.S. Dollar-denominated receivables. At June 27, 2004 and June 29, 2003, $60.0 million and $37.5 million of these receivables, respectively, remained uncollected, of which $6.0 million and $2.8 million at June 27, 2004 and June 29, 2003, respectively, were subject to recourse provisions.

     Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.

Note 4: Derivative Financial Instruments and Hedging

     During the quarter ended June 27, 2004, the Company repaid in full its 4% Notes, two years prior to maturity. The repayment of the 4% Notes resulted in a cash outlay of $303.0 million, which included a redemption premium of $3.0 million. Additionally, during the same quarter, the Company settled its swap, which resulted in an increase in cash of $10.9 million as well as a transfer of $6.0 million from restricted cash to cash balances. As a result of the swap settlement and repayment of the 4% Notes, the Company recorded a net gain of $4.5 million included in other income (expense), net. The $4.5 million consisted of a $10.9 million gain related to the swap, less the $3.0 million redemption premium and the $3.4 million write-off of unamortized offering expenses associated with the 4% Notes.

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company has acquired and has held or holds derivative financial instruments to hedge a variety of risks and exposures including interest rate fluctuation risks associated with its long-term debt, foreign currency exchange rate fluctuations on the value of expected cash flows from forecasted revenue transactions denominated in Japanese Yen and foreign currency denominated assets. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under SFAS 133 are recognized in earnings immediately. The Company does not use derivatives for trading or speculative purposes.

     The Company has a policy to minimize, where possible and practical, the impact of interest rate exposure associated with its interest rate sensitive investments and debt obligations. To limit the impact relating to interest rate exposure associated with its fixed rate 4% Notes, the Company was a party to an interest rate swap agreement (the swap) with a notional amount of $300.0 million. Under the terms of the swap, the Company exchanged the fixed interest payments on its 4% Notes for variable interest payments based on the London Interbank Offered Rate (LIBOR). The swap was accounted for as a fair value hedge under the provisions of SFAS 133. Fluctuations in the fair value of the 4% Notes, resulting from changes in the LIBOR interest rate sensitive component, were recorded in earnings, and were generally offset by changes in the fair value of the swap, which were also recorded in earnings.

     The corresponding net gains resulting from hedge ineffectiveness related to differences in changes in the fair value of the swap and changes in the fair value of the 4% Notes which are recorded in other income (expense), net were $0.1 million and $0.2 million for fiscal year 2004 and fiscal year 2003, respectively.

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

     The Company recognized a net gain of $0.3 million and a net loss of $0.1 million for fiscal year 2004 and fiscal year 2003, respectively, for cash flow hedges that had been discontinued, because the original forecasted transactions did not or were not expected to occur. The gains and losses were recorded in other income (expense) in the consolidated statements of operations.

     The Company also enters into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated intercompany and trade receivables. Under SFAS 133, these forward contracts are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income (expense) and is planned to offset the change in fair value of the foreign currency denominated intercompany and trade receivables.

Note 5: Equity Derivative Contracts in Company Stock

     On August 23, 2002, the Company settled its outstanding equity derivative contracts by purchasing approximately 3.5 million shares of Lam common stock at an average price of $11.19 per share for a total cash payment of $39.1 million. The settlement generated a contract life to date gain of $8.4 million ($2.41 per share) and the Company recognized an increase in treasury stock of $47.6 million as a result of this transaction. Based on the $13.60 market price of the Company’s common stock at the contract settlement date (August 23, 2002), the fair value of the equity derivative contracts declined by $16.4 million to $8.4 million, from their June 30, 2002 fair value of $24.8 million. This $16.4 million reduction in the equity derivative contracts’ fair value was recorded as a non-taxable loss in other expense in the June 29, 2003 consolidated statements of operations.

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

Note 6: Inventories

     Inventories consist of the following:

	June 27,	June 29,
	2004	2003
	(in thousands)
Raw materials	$45,070	$67,259
Work-in-process	41,353	27,034
Finished goods	21,826	17,723

	$108,249	$112,016

Note 7: Property & Equipment

     Property and equipment consists of the following:

	June 27,	June 29,
	2004	2003
	(in thousands)
Manufacturing and office equipment	$98,046	$114,609
Leasehold improvements	41,256	57,497
Furniture and fixtures	3,204	5,031
Computer equipment and software	59,062	67,624

	201,568	244,761
Less: accumulated depreciation and amortization	(159,124)	(195,990)

	$42,444	$48,771

Note 8: Accrued Expenses and Other Liabilities

     The significant components of accrued expenses and other liabilities consist of the following:

	June 27,	June 29,
	2004	2003
	(in thousands)
Accrued compensation	$76,896	$55,610
Warranty reserves	28,401	16,985
Income and other taxes payable	33,972	23,796
Restructuring charges	5,093	9,840
Other	27,981	24,913

	$172,343	$131,144

Note 9: Long-Term Debt and Other Long-Term Liabilities

     Long-term debt and other long-term liabilities consist of the following:

	June 27,	June 29,
	2004	2003
	(in thousands)
4% Notes, interest payable semi-annually, principal due June 2006	$—	$319,322
Restructuring, long-term portion	8,761	9,396
Patent settlement obligation	2,500	7,500
Other	793	1,002

	12,054	337,220
Less current portion	(2,500)	(5,011)

	$9,554	$332,209

     During the quarter ended June 27, 2004, the Company repaid in full its 4% Notes, two years prior to maturity. The repayment of the 4% Notes resulted in a cash outlay of $303.0 million, which included a redemption premium of $3.0 million. Additionally, during the same quarter, the Company settled its swap which had been used to minimize the impact of interest rate exposure associated with its 4% Notes. This settlement resulted in an increase in cash of $10.9 million and, in addition, a transfer of $6 million from restricted cash to cash balances. As a result of swap settlement and repayment of the 4% Notes, the Company recorded a net gain of $4.5 million included in other income (expense), net. The $4.5 million consisted of a $10.9 million gain related to the swap less the $3.0 million redemption premium and write-off of $3.4 million of unamortized offering expenses associated with the 4% Notes.

     The $8.8 million long-term restructuring reserve is primarily related to lease payments on vacated buildings and includes payments extending out to various dates beyond the next twelve months, which the Company expects to utilize in total by the end of fiscal 2010.

     The $2.5 million patent settlement obligation is expected to be paid in full by December 2004.

     The remaining balance of $0.8 million is expected to be utilized in total by June 2007.

Note 10: Stockholders’ Equity

     During fiscal 2003, the Company settled its outstanding equity derivative contracts by purchasing approximately 3.5 million shares of the Company’s common stock for a total cash payment of $39.1 million, which represented a discount from the market price of the stock of approximately $2.41 per share, resulting in a life to date gain of $8.4 million. The Company recognized an increase in treasury stock of $47.6 million as a result of this transaction. During fiscal 2002, the Company repurchased 600,000 shares of its common stock for $10.7 million. During fiscal 2001, the Company repurchased approximately 2.4 million shares of the Company’s common stock for approximately $45.1 million.

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

     During the quarter ended September 28, 2003, the Company added a second condition to the accelerated vesting provision contained in this stock option award. The second condition required the Company’s fiscal quarter net income, based on U.S. generally accepted accounting principles, to exceed $2.5 million after deducting any incremental amortization expense that resulted from acceleration of these same options. The two conditions needed not to be met simultaneously nor in a specific order. Both conditions were met during the quarter ended September 28, 2003 and, as a result, all options under this arrangement were immediately vested in full. Accordingly, the Company recognized the remaining deferred stock-based compensation balance of $2.8 million as compensation expense within selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 27, 2004.

     As of June 27, 2004, the Company had $1.8 million remaining in deferred stock-based compensation. The majority of this balance relates to restricted stock units granted to certain of the Company’s employees. The grant of these units has been accounted for in accordance with APB No. 25 and EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, these units were valued using the intrinsic value as calculated by the market price at the date of grant. This resulted in a fixed non-cash compensation charge which is being recognized on a straight-line basis in earnings over the related service period.

Note 11: Net Income (Loss) Per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed as though all potential common shares that are dilutive were outstanding during the period. Potential common shares are excluded from diluted net (loss) per share calculations as the effect would be antidilutive due to the net loss for the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income (loss) per share.

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands, except per share data)
Numerator:
Net income (loss)	$82,988	$(7,739)	$(90,051)

Add:
Interest expense on 4% Notes, net of income taxes	3,179	—	—

Numerator for diluted net income (loss) per share	$86,167	$(7,739)	$(90,051)

Denominator:
Basic average shares outstanding	131,776	126,300	126,356
Effect of potential dilutive securities:
Employee stock plans and warrant	6,897	—	—
Assumed conversion of 4% Notes	6,255	—	—

Diluted average shares outstanding	144,928	126,300	126,356

Net income (loss) per share — Basic	$0.63	$(0.06)	$(0.71)

Net income (loss) per share — Diluted	$0.59	$(0.06)	$(0.71)

     For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company’s common stock for the period. The following potential dilutive securities were excluded:

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Number of potential dilutive securities excluded	3,403	18,166	5,064

Additionally, the following potential dilutive securities were excluded for purposes of computing diluted net (loss) per share because the effect would have been antidilutive:

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Number of potential dilutive securities excluded — options	—	3,718	18,038
Number of potential dilutive securities excluded — convertible subordinated notes	—	6,677	6,677

	—	10,395	24,715

Note 12: Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Net income (loss)	$82,988	$(7,739)	$(90,051)
Foreign currency translation adjustment	1,808	1,305	6,674
Unrealized loss on fair value of derivative financial instruments, net	(293)	(925)	(3,719)
Unrealized gain (loss) on financial instruments, net	(3,104)	1,166	—

Comprehensive income (loss)	$81,399	$(6,193)	$(87,096)

     The balance of accumulated other comprehensive loss is as follows:

	June 27,	June 29,
	2004	2003
	(in thousands)
Accumulated foreign currency translation adjustment	$(13,345)	$(15,153)
Accumulated unrealized gain on derivative financial instruments	—	293
Accumulated unrealized gain (loss) on financial instruments	(1,938)	1,166

Accumulated other comprehensive loss	$(15,283)	$(13,694)

Note 13: Stock Option Plans and Stock Purchase Plan

     The Company has adopted stock option plans that provide for the grant to key employees of options to purchase shares of the Company’s Common Stock. In addition, the plans permit the grant of nonstatutory stock options to paid consultants and employees, and provide for the automatic grant of nonstatutory stock options to outside directors. The option price is determined by the Board of Directors or its designee, the plan administrator, but in no event will it be less than the fair market value of the Company’s Common Stock on the date of grant. Options granted under the plans vest over a period determined by the Board of Directors or the plan administrator. Under the automatic grant program, each outside director receives an option immediately exercisable for 15,000 shares of the Company’s Common Stock during December of each year during which the outside director serves, with the exercise price equal to the fair market value on the date of grant.

     A summary of stock option plan transactions follows:

	Available		Option	Weighted
	For Grant	Outstanding	Price	Average
June 24, 2001	1,960,292	24,919,149	$1.75-53.00	$14.13
Additional amount authorized	9,000,000	—	—	—
Granted	(9,736,347)	9,736,347	16.00-29.87	21.81
Exercised	—	(2,453,796)	1.75-29.58	7.85
Canceled	2,579,527	(2,579,527)	3.33-53.00	19.48
Expired	(347,836)	—	—	—

June 30, 2002	3,455,636	29,622,173	$3.33-53.00	$16.68
Additional amount authorized	3,000,000	—	—	—
Granted	(4,661,372)	4,661,372	7.03-22.74	11.12
Exercised	—	(1,719,354)	3.33-18.58	8.63
Canceled	1,862,396	(1,862,396)	6.33-50.46	21.61
Expired	(59,568)	—	—	—

June 29, 2003	3,597,092	30,701,795	$3.33-53.00	$16.02
Additional amount authorized	—	—	—	—
Granted	(665,835)	665,835	18.21-35.40	25.92
Exercised	—	(6,146,637)	3.33-29.66	10.32
Canceled	1,602,440	(1,602,440)	5.97-50.46	21.88
Expired	(26,645)	—

June 27, 2004	4,507,052	23,618,553	$3.33-53.00	$17.40

     At June 27, 2004, 28,125,605 shares of Lam Common Stock were reserved for future issuance under the various stock option plans.

     Outstanding and exercisable options presented by price range at June 27, 2004 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.33-6.33	3,249,334	4.85	$5.66	3,249,334	$5.66
6.38-8.69	2,687,027	3.79	7.43	2,405,077	7.29
8.95-12.74	2,480,576	5.04	10.32	1,759,919	10.34
12.90-21.58	4,368,774	4.60	17.57	2,634,647	17.74
21.63-22.05	5,711,801	4.75	22.04	874,910	22.01
22.07-26.44	3,453,630	6.00	25.37	2,318,866	25.85
26.57-53.00	1,667,411	5.82	33.92	1,217,732	34.33

$3.33-53.00	23,618,553	4.92	$17.40	14,460,485	$15.34

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

     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. During fiscal 2003, the Board approved an extension of the offering period to 16 months. The 1999 ESPP, approved by the Company’s stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (the 1984 ESPP). At June 29, 2003 the Company had 9.0 million shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 3.0 million shares may be issued at any time and additional shares (previously 6.0 million total additional shares) may be issued for each share of the Company’s Common Stock which the Company redeems in public-market at private purchases and designated for this purpose. In fiscal year 2004, the Company’s stockholders approved an amendment to the 1999 ESPP to (i) each year automatically increase the number of shares available for issuance under the Plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company will redeem in public market and private purchases for such purpose and (ii) to authorize the Plan Administrator (the Compensation Committee of the Board) to set a limit on the number of shares a Plan participant can purchase on any single Plan exercise date. The automatic annual increase provides that the number of shares in the Plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company redeems, in public-market or private purchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of common stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal year 2004, the number of shares of Lam Common Stock reserved for issuance under the 1999 ESPP increased by 2.0 million shares to 11.0 million shares, subject to repurchase of an equal number of shares in public market or private purchases.

     During fiscal 2004, 1,420,775 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 15,330,337 shares of the Company’s Common Stock were issued under the 1999 and 1984 ESPP Plans through June 27, 2004, at prices ranging from $0.09 to $31.84 per share. At June 27, 2004, 735,325 shares are available for purchase under all employee stock purchase plans. Pursuant to the automatic increase in shares available for issuance under the 1999 ESPP discussed above, an additional 2.0 million shares are available for purchase subject to repurchase of an equal number of shares in public market or private purchases.

Note 14: Profit Sharing and Benefit Plans

     Profit sharing is awarded to employees based upon performance against certain corporate financial and operating goals. Distributions to employees by the Company are made semi-annually based upon a percentage of base salary, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $22.7 million, $8.8 million, and $2.7 million during fiscal years 2004, 2003, and 2002, respectively.

     The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 2% to 20% in fiscal 2004 and fiscal 2003 and from 2% to 15% in fiscal 2002 of his or her annual salary to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are directed by participants. The Company made matching contributions of approximately $3.0 million, $3.1 million, and $4.0 million in fiscal 2004, 2003, and 2002, respectively.

Note 15: Commitments

Off -Balance Sheet Arrangements and Contractual Obligations

     The Company has certain obligations, some of which are recorded on its balance sheet and some of which are not, to make future payments under various contracts. Obligations are recorded on the Company’s balance sheet in accordance with U.S. generally accepted accounting principles. Such obligations are included in the Company’s consolidated balance sheet and certain components, other long-term liabilities and restructuring liabilities, are discussed below. In addition, the Company’s off-balance sheet arrangements, consisting of operating leases and purchase obligations in the tables below, include contractual relationships for which the Company has an obligation under certain contracts.

Other Long-Term Liabilities

     During the second quarter of fiscal 2002 the Company signed a final settlement agreement with Varian Semiconductor Equipment Associates, Inc. (Varian) in connection with the patent infringement litigation filed by Varian in October 1993. Under the terms of the settlement agreement, Varian granted the Company a non-exclusive license to the patents involved in the litigation. The Company agreed to pay Varian $20.0 million in cash, $5.0 million in December 2001 and the remainder to be paid in equal quarterly installments of $1.25 million over a three-year period. As of June 27, 2004, a total amount of $17.5 million has been paid to Varian and the total obligation remaining is $2.5 million through December 2004.

Restructuring Liabilities

     The Company’s total restructuring reserves as of June 27, 2004 were $13.9 million. The $13.9 million consists of $0.6 million of severance and benefits-related costs and $13.3 million primarily related to lease payments on vacated buildings. The severance and benefits-related costs are expected to be paid over the next twelve months. The facilities-related payments extend out to various dates and the balance is expected to be paid in full by fiscal 2010. The Company’s restructuring obligations are included in the table below. Please see the related discussion in Note 19 of Notes to Consolidated Financial Statements.

     The Company has subleased some of its vacated buildings, all of which are included in the Company’s restructuring reserves, and currently is entitled to receive sublease payments of approximately $2.0 million, $1.6 million, and $0.8 million for the fiscal years 2005, 2006, and 2007, respectively.

     For fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002, the Company received sublease payments totaling $1.2 million, $2.8 million, and $3.9 million, respectively, on its sublease facilities.

     The Company’s restructuring reserves consisted of the following as of June 27, 2004:

(in thousands)
Payments due by period:
Less than 1 year	$5,093
1-3 years	6,986
4-5 years	1,748
Over 5 years	27

Total	$13,854

Operating Leases

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

     Future minimum lease payments under operating leases agreements as of June 27, 2004 are as follows:

(in thousands)
Payments due by period:
Less than 1 year	$13,894
1-3 years	13,718
4-5 years	102,034
Over 5 years	388

Total	$130,034

     Total rent expense amounted to approximately $8.5 million, $14.9 million, and $19.7 million, for fiscal years 2004, 2003, and 2002, respectively.

     In March and June of 2003, the Company transferred certain lease agreements relating to various properties at its Fremont, California campus to a new lessor. These agreements require the Company to guarantee residual values of the leased properties to the lessor at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options and the lessor sells the properties and the sale price is less than the lessor’s costs) of up to $98.7 million ($48.4 million and $50.3 million, respectively), which are reflected in the table above. The terms of the guarantees are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, the Company recognized a liability of approximately $1.0 million ($0.5 million in March 2003 and $0.5 million in June 2003) for the related residual value guarantees under the leases. The value of these guarantees was determined by computing the estimated present value of the respective probability-weighted cash flows that might be expended under the guarantees over the respective leases’ term, discounted using the Company’s risk adjusted borrowing rate of approximately 2%. The values of these respective guarantees have been recorded as prepaid rent, with the offset recorded as a liability, and the amounts are being amortized to income (for the liability) and to expense (for the prepaid rent) on a ratable basis over the five-year period of the leases. Additionally, as part of the lease agreements, the Company maintains cash collateral of approximately $112.5 million in separate specified interest bearing accounts which is recorded as restricted cash on the Company’s consolidated balance sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FIN 46, and is therefore not consolidated by the Company.

Purchase Obligations

     Future payments under purchase obligations as of June 27, 2004 are as follows:

(in thousands)
Payments due by period:
Less than 1 year	$108,142
1-3 years	54,750
4-5 years	41,498
Over 5 years	1,825

Total	$206,215

     Purchase obligations consist of material contractual purchase obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain elements, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The table presented above contains the Company’s minimum obligations at June 27, 2004 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in the Company’s discrete storage locations and warehouses, are not reported as Lam inventory until title is transferred to the Company or its purchase obligation is determined. At June 27, 2004, vendor owned inventories held at the Company’s locations and not reported as Lam inventory were approximately $14.6 million.

Note 16: Guarantees

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

     In March and June of 2003, the Company transferred certain lease agreements relating to various properties at its Fremont, California campus to a new lessor. These agreements require the Company to guarantee residual values of the leased properties to the lessor at the end of the lease terms in fiscal 2008. Please see additional discussion in Note 15.

     The Company has issued certain indemnifications to its lessors under some of its operating lease agreements, such as, indemnification for various environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of June 27, 2004, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at June 27, 2004, is approximately $5.6 million. As of June 27, 2004, the Company’s Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution to sell to the institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At June 27, 2004 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $6.0 million. As of June 27, 2004, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

     The Company provides standard warranties on its systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known factors such as the impact of system reliability improvements.

     Changes in the Company’s product warranty reserves during year ended June 27, 2004, were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	28,391
Settlements made during the period	(15,506)
Change in liability for pre-existing warranties during the period, including expirations	(1,469)

Balance at June 27, 2004	$28,401

Note 17: Income Taxes

     Significant components of the provision (benefit) for income taxes attributable to income before taxes are as follows:

		Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Federal:
Current	$1,396	$1,016	$(1,527)
Deferred	10,730	(5,856)	(45,074)

	12,126	(4,840)	(46,601)
State:
Current	260	(3,214)	175
Deferred	5,468	(2,581)	4,109

	5,728	(5,795)	4,284
Foreign:
Current	9,808	2,932	(2,742)
Deferred	—	(203)	7,115

	9,808	2,729	4,373

	$27,662	$(7,906)	$(37,944)

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	June 27,	June 29,
	2004	2003
	(in thousands)
Deferred tax assets:
Tax benefit carryforwards	$195,676	$164,286
Accounting reserves and accruals deductible in different periods	35,605	59,264
Inventory valuation differences	38,629	37,836
Capitalized R&D expenses	14,974	17,808
Unrealized loss	5,265	—
Varian settlement — stock warrants	8,752	8,270
Other	4,419	—

Gross deferred tax assets	303,320	287,464

Deferred tax liabilities:
Temporary differences for capital assets	(13,047)	(8,326)
Unrealized gain	—	(2,856)
State cumulative temporary differences	(13,256)	(14,786)
Other	—	(4,743)

Gross deferred tax liabilities	(26,303)	(30,711)

Valuation allowance for deferred tax assets	(67,781)	(36,655)

Net deferred tax assets	$209,236	$220,098

     Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time.

     Approximately $66.4 million and $23.9 million of the valuation allowance for deferred tax assets, for fiscal 2004 and 2003, respectively, are attributable to stock option deductions, the benefit of which will be credited to equity when realized. Approximately, $1.4 million of stock option deductions were realized for the year ended June 27, 2004. The change (increase/(decrease)) in valuation allowance year over year was $31.1 million, ($15.6) million and $21.0 million for fiscal 2004, 2003, and 2002, respectively.

     At June 27, 2004, the Company has federal tax loss carryforwards of approximately $319.5 million, which will expire in varying amounts between 2019 and 2024. The Company also has federal and state tax credit carryforwards of approximately $79.1 million, of which approximately $69.1 million of credits, will expire in varying amounts between 2005 and 2024. The remaining balance of $9.9 million of credit carryforwards may be carried forward indefinitely. A valuation allowance of approximately $1.3 million in 2004 and $12.8 million in 2003 is attributable to the portion of the deferred tax assets related to the tax credit carryforwards.

     A reconciliation of income tax provision (benefit) provided at the federal statutory rate (35% in 2004, 2003, and 2002) to actual income tax provision (benefit) is as follows:

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Income tax provision (benefit) computed at federal statutory rate	$38,688	$(5,476)	$(44,798)
Tax carryforwards (benefited)/ unbenefited	—	—	9,184
Change in valuation allowance - foreign tax credits	(12,689)	—	—
Tax exempt interest	(783)	(805)	(1,447)
Tax credits	(6,604)	(1,700)	(7,000)
State income tax provision (benefit), net of federal tax provision	261	(3,767)	2,785
Equity derivatives indexed to Company stock	—	5,742	2,883
Foreign income taxed at different rates	9,347	23,080	—
IRS audit settlement	—	(24,892)	—
Other	(558)	(88)	449

	$27,662	$(7,906)	$(37,944)

     Income before income taxes from foreign operations for fiscal years 2004, 2003, and 2002 was $1.7 million, $(69.5) million and $(3.7) million, respectively. In addition, the Company received royalty and other income from foreign sources of $2.5 million, $4.9 million and $0.3 million, in fiscal years 2004, 2003, and 2002, respectively, which is subject to foreign tax withholding.

     In April 2003, the Internal Revenue Service (IRS) closed its examination of the Company’s tax returns for fiscal years up to and including the fiscal year ended June 30, 1998. Resolution was reached on a number of issues including adjustments related to research and development tax credits, resulting in a reported approximate $24.9 million tax benefit recorded in fiscal 2003. In addition, tax expense of approximately $17.0 million associated with implementing strategies to, in the longer-term, limit the Company’s tax liability on the sale of the Company’s products worldwide, was recorded in the fourth quarter of fiscal 2003. These tax strategies are structured to align the asset ownership and functions of the Company’s various legal entities around the world with the Company’s expectations of the level, timing, and sources of future revenues and profits.

Note 18: Segment, Geographic Information and Major Customers

     The Company operates in one business segment: manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. All products and services are marketed within the geographic regions in which the Company operates. The Company’s material operating units qualify for aggregation under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to their identical customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing and distribution.

     The Company operates in four geographic regions: the United States, Europe, Asia Pacific, and Japan. For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which they are located.

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Net sales:
United States	$164,528	$207,938	$267,710
Europe	177,380	148,284	201,258
Asia Pacific	489,744	334,375	329,065
Japan	104,294	64,637	145,081

Total net sales	$935,946	$755,234	$943,114

	Year Ended
	June 27,	June 29,	June 30,
	2004	2003	2002
	(in thousands)
Long-lived assets:
United States	$68,398	$101,170	$104,418
Europe	10,180	9,243	2,259
Asia Pacific	2,176	2,855	4,010
Japan	318	4,111	5,569

Total long-lived assets	$81,072	$117,379	$116,256

     In fiscal year 2004, revenues, on a standalone basis, from ST Microelectronics accounted for approximately 15% of total revenues, and, in fiscal year 2003, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues. No individual customer accounted for more than 10% of the Company’s total revenue in fiscal 2002.

Note 19: Restructuring

     The Company has developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. The frequency of the Company’s restructuring plans has been driven by the unpredictable and substantial changes in the semiconductor industry as a whole and the market for semiconductor processing equipment in particular. These dynamic changes in the semiconductor industry and the Company’s business have required multiple integrated responses, including those activities within the Company’s restructuring plans, based on the best information and industry-expert forecasts available at that point in time. Although management makes every attempt to consolidate all known restructuring activities into one plan, the extreme nature of Lam’s industry’s business cycles and the rapidly changing forecasting environment places practical limitations on achieving this objective. The implementation of restructuring activities and recognition of their impact in the Company’s financial statements does not preclude similar but unrelated actions from being necessary in future periods.

     The Company systematically reviews its revenue outlook and forecasts and assesses their impact on required employment levels, facilities utilization, and outsourcing activities. Based on these evaluations, the Company’s senior management committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan).

     Prior to the end of each quarter noted above, the Company initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

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

     As of June 27, 2004, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Fiscal 2004 restructurings	$30	$2,077	$2,107
Fiscal 2003 restructurings	183	6,451	6,634
Fiscal 2002 restructurings	389	3,496	3,885
Pre-fiscal 2002 restructurings	—	1,228	1,228

Balance at June 27, 2004	$602	$13,252	$13,854

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2004 Restructuring Activities

     The Company recorded net restructuring charges during fiscal year 2004 of approximately $6.7 million, consisting of severance and benefits for involuntarily terminated employees of $1.2 million, charges for the present value of remaining lease payments on vacated facilities of $2.8 million, and the write-off of related leasehold improvements of $1.6 million. The Company also recorded a charge of approximately $1.0 million due to the cancellation of a lease agreement related to one of its facilities in Japan and $2.1 million for the write-off of related leasehold improvements. Furthermore, the Company recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the year were partially offset by the recovery of $1.5 million, net, of previously accrued expenses related to the remaining lease payments on vacated facilities in Japan. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of its September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.

March 2004 Plan

     The Company recorded a restructuring charge during the quarter ended March, 2004 of approximately $3.0 million, consisting of charges for the cancellation of a lease agreement related to one of its facilities in Japan, deemed to be no longer useful to the Company’s operations, of $1.0 million, and the write-off of related leasehold improvements of $2.0 million.

     Below is a table summarizing activity relating to the March 2004 Plan:

		Abandoned
		Fixed
	Facilities	Assets	Total
	(in thousands)
March 2004 provision	$950	$2,088	$3,038
Cash payments	(950)	—	(950)
Non-cash charges	—	(2,088)	(2,088)

Balance at June 27, 2004	$—	$—	$—

December 2003 Plan

     The Company’s December 2003 Plan activities included reducing its workforce by less than 20 employees, primarily in North America and by vacating a facility located in North America deemed to be no longer useful to its operations. The employees included in the Plan were from a range of functions and at different levels of the organization. The Company recorded a restructuring charge during the quarter ended December 28, 2003 of approximately $4.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements.

Below is a table summarizing activity relating to the December 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2003 provision	$350	$2,305	$1,514	$4,169
Reversal of restructuring charges	—	(18)	—	(18)
Cash payments	(350)	(244)	—	(594)
Non-cash charges	—	—	(1,514)	(1,514)

Balance at June 27, 2004	$—	$2,043	$—	$2,043

September 2003 Plan

     The Company’s September 2003 Plan included reducing its workforce primarily in North America and Europe by approximately 20 people and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to its operations. The employees included in the Plan were from a range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended September 28, 2003 of approximately $1.2 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of associated leasehold improvements.

Below is a table summarizing activity relating to the September 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
September 2003 provision	$713	$394	$123	$1,230
Additional restructuring charges	48	—	—	48
Reversal of restructuring charges	(69)	(7)	—	(76)
Cash payments	(662)	(353)	—	(1,015)
Non-cash charges	—	—	(123)	(123)

Balance at June 27, 2004	$30	$34	$—	$64

Fiscal 2003 Restructuring Activities

June 2003 Plan

     The Company’s June 2003 Plan activities included reducing its workforce in North America, Europe, and Asia by approximately 30 people and by vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for its operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended June 29, 2003, of approximately $7.6 million, consisting of severance and benefits for involuntarily terminated employees, charges for the present value of remaining lease payments on vacated facilities, a loss on the fair value of a vacated facility and the write-off of related leasehold improvements. In June 2003, a lease covering one of the Company’s vacated facilities at its Fremont, California campus was amended, combined, restated, and transferred to a new lessor under a single lease structure. At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1.0 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility and included in the $6.7 million facility-related restructuring charge.

     Below is a table summarizing activity relating to the June 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
June 2003 provision	$783	$6,656	$210	$7,649
Cash payments	(366)	(388)	—	(754)
Non-cash charges	—	—	(210)	(210)

Balance at June 29, 2003	417	6,268	—	6,685

Cash payments	(374)	(847)	—	(1,221)
Reversal of restructuring charges	(37)	(2)	—	(39)
Additional restructuring charges	—	84	—	84

Balance at June 27, 2004	$6	$5,503	$—	$5,509

March 2003 Plan

     The Company’s March 2003 Plan activities included reducing its workforce in North America and Europe by approximately 50 people and by vacating selected sales and administrative facilities located in North America deemed to be no longer required for its operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The Company recorded a restructuring charge during the quarter ended March 30, 2003, of approximately $4.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. The Company recovered $0.3 million during fiscal year ended June 27, 2004 due to a change in estimates related to its facilities. Additionally, during fiscal 2004, $0.3 million were recovered due to lower than previously estimated employee severance and benefits costs.

     Below is a table summarizing activity relating to the March 2003 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
March 2003 provision	$1,658	$2,913	$171	$4,742
Cash payments	(855)	(757)	—	(1,612)
Non-cash charges	(228)	—	(171)	(399)

Balance at June 29, 2003	575	2,156	—	2,731

Cash payments	(255)	(959)	—	(1,214)
Reversal of restructuring charges	(280)	(283)	—	(563)

Balance at June 27, 2004	$40	$914	$—	$954

December 2002 Plan

     The Company’s December 2002 Plan activities included reducing its workforce in North America, Europe, and Asia by approximately 120 employees and by vacating selected sales and administrative facilities located in North America, Europe and Asia deemed to be no longer necessary for its operations. The employees included in the Plan were from a broad range of functions and at multiple levels of the organization, with approximately 65% from North America and approximately 35% from Europe and Asia locations. The Company recorded a restructuring charge of $5.7 million, consisting of severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, and the write-off of related leasehold improvements. During fiscal year 2004, the Company recovered $0.1 million due to the difference between the costs previously accrued and actual costs to terminate a lease agreement related to a facility in Japan.

Below is a table summarizing activity relating to the December 2002 Plan:

	Severance		Abandoned
	and		Fixed
	Benefits	Facilities	Assets	Total
	(in thousands)
December 2002 provision	$3,257	$1,945	$474	$5,676
Cash payments	(3,112)	(487)	—	(3,599)
Non-cash charges	—	(49)	(474)	(523)

Balance at June 29, 2003	145	1,409	—	1,554

Reversal of restructuring charges	—	(90)	—	(90)
Cash payments	(8)	(1,285)	—	(1,293)

Balance at June 27, 2004	$137	$34	$—	$171

Fiscal 2002 Restructuring Activities

December 2001 Plan

     During the second fiscal quarter of 2002, the Company’s restructuring activities included reducing its workforce by approximately 470 employees in North America, Europe, and Asia, vacating selected administrative and warehouse facilities at its Fremont, California campus deemed to be no longer required for its operations, and the closure of certain offices in Asia. The employees included in the Plan were from a broad range of functions and at multiple levels throughout the organization with approximately 80% from North America and approximately 20% from Europe and Asia locations. The Company recorded a restructuring charge of $33.8 million relating to severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities and the write-off of related leasehold improvements and fixed assets.

     During fiscal 2004, the Company recorded approximately $0.4 million of additional restructuring charges due to revision in estimates for one of its vacated facilities and the Company recovered approximately $1.4 million, net, due to the difference between the costs previously accrued and actual costs to terminate a lease agreement for a facility for which it entered into a lease cancellation agreement during the quarter ended March 28, 2004. During fiscal 2003, the Company recovered approximately $3.8 million of restructuring charges originally accrued under the December 2001 Plan, $2.1 million for benefits offered that were not utilized by terminated employees and approximately $1.7 million related to a revision to the net amount of lease payments remaining on vacated facilities. During fiscal 2003, the Company recorded approximately $3.0 million of additional restructuring charges of which $2.5 million were due to revisions the Company made in sublease assumptions for two of its vacated buildings in Fremont, California and approximately $0.1 million due to additional facility restoration costs. The remaining $0.4 million of expenses were due to revisions that the Company made in its estimates for employee termination costs.

September 2001 Plan

     During the first quarter of fiscal 2002, the Company’s restructuring activities included a reduction of approximately 550 employees in North America, Europe and Asia, vacating selected facilities at its Fremont, California campus deemed to be no longer required for its operations and discontinuance of the manufacture of specific products within its etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 85% from North America and 15% from Europe and Asia locations. The Company recorded a restructuring charge of $21.0 million which included severance and benefits for involuntarily terminated employees, charges for remaining lease payments, write-offs of leasehold improvements on vacated facilities, and inventory write-downs. The inventory charge of approximately $7.6 million related to the Company’s decision to discontinue manufacture of specific systems within its etch product lines. The Company recovered approximately $1.7 million during fiscal year 2004, $1.0 million during fiscal year 2003, and $0.7 million during fiscal year 2002, from unanticipated subsequent sales to its installed base of these items. The Company physically disposed of approximately $1.0 million of this inventory during fiscal 2004 and $2.7 million during fiscal 2003 and 2002.

     During fiscal 2003, approximately $0.9 million was recovered due to lower employee severance and termination costs of $0.6 million and lower than planned expenses for vacated facility leases of $0.3 million. The Company also recorded charges of $0.6 million for the September 2001 Plan based on a revised estimate of the length of time required to sublease one of its vacated buildings in Fremont, California.

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

Note 20: Settlement of Swap Agreement and Redemption of 4% Notes

     During the quarter ended June 27, 2004, the Company settled its swap which had been used to minimize the impact of interest rate exposure associated with the Company’s 4% Notes. Please see Note 4 for additional information.

Note 21: Asset Impairment Charge

     During the fourth quarter of fiscal 2004, the Company decided to cease future investment in its CMP systems development as a result of evaluations of the product’s potential for garnering market share and providing adequate returns on future investment. The Company determined that the carrying value of certain of its fixed assets and intellectual property directly related to the development and manufacturing of CMP systems exceeded their fair value less costs to sell. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded a pre-tax impairment charge of $2.4 million, recorded in cost of goods sold, related to the fixed assets and a pre-tax charge of $0.6 million, recorded in R&D expense, associated with the intellectual property asset.

Note 22: Related Party Transactions

     During fiscal year 2001, the Company’s President and Chief Operating Officer signed a promissory note with Lam entitling him to borrow up to $1.0 million dollars at 6.75% simple interest. He was advanced the $1.0 million and subsequently repaid the entire amount of $1.0 million, plus accrued interest, during the quarter ended December 28, 2003.

Note 23: Legal Proceedings

     From time to time, the Company has received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by its products. In such cases it is the Company’s policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on its consolidated financial position or operating results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

     We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 27, 2004 and June 29, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation as of June 27, 2004 and June 29, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California
July 16, 2004

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By /s/ JAMES W. BAGLEY

James W. Bagley,
Chairman, Chief Executive Officer

Dated: September 9, 2004

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Bagley and Martin B. Anstice, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ James W. Bagley James W. Bagley	Chairman, Chief Executive Officer	September 9, 2004
/s/ Martin B. Anstice Martin B. Anstice	Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer	September 9, 2004
/s/ David G. Arscott David G. Arscott	Director	September 9, 2004
/s/ Robert M. Berdahl Robert M. Berdahl	Director	September 9, 2004
/s/ Richard J. Elkus, Jr. Richard J. Elkus, Jr.	Director	September 9, 2004
/s/ Jack R. Harris Jack R. Harris	Director	September 9, 2004
/s/ Grant M. Inman Grant M. Inman	Director	September 9, 2004

LAM RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	ADDITIONS
	BALANCE	CHARGED				BALANCE
	AT	TO	CHARGED			AT
	BEGINNING	COSTS	TO			END
	OF	AND	OTHER	DEDUCTIONS		OF
DESCRIPTION	PERIOD	EXPENSES	DESCRIBE	DESCRIBE		PERIOD
YEAR ENDED JUNE 27, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$3,789,000	$701,000	$—	$625,000	(1)	$3,865,000
YEAR ENDED JUNE 29, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$4,995,000	$694,000	$—	$1,900,000	(1)(2)	$3,789,000
YEAR ENDED JUNE 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$4,948,000	$639,000	$—	$592,000	(1)	$4,995,000

(1)	$0.6 million, $0.8 million, and $0.6 million of specific customer accounts written-off in fiscal 2004, 2003, and 2002, respectively.

(2)	In fiscal 2003, $1.1 million of specific customer accounts previously reserved were recovered.

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 27, 2004

EXHIBIT INDEX

Exhibit	Description
3.1(22)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2(27)	Amended and Restated By Laws of the Registrant, dated June 6, 2003.

3.3(22)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.2(1)	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.

4.4(5)	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.7(1)	Rights Agreement, dated as of January 23, 1997, between the Registrant and ChaseMellon Shareholder Service, L.L.C., which includes Exhibit B thereto the Form of Right Certificate.

4.8(32)	Amended and restated 1997 Stock Incentive Plan.

4.11(18)	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(32)	Amended and restated 1999 Stock Option Plan.

4.13(29)	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(30)	Lam Research Corporation 2004 Executive Incentive Plan.

10.3(2)	Form of Indemnification Agreement.

10.12(3)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.

10.16(4)	License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.

10.30(6)	1996 Lease Agreement Between Lam Research Corporation and the Industrial Bank of Japan, Limited, dated March 27, 1996.

10.35(7)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997.

10.38(8)	Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia, and the Nippon Credit Bank, Ltd., dated March 28, 1997.

10.46(9)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.49(9)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.50(10)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

10.51(10)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

10.52(11)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.

10.53(11)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.

10.58(12)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.

10.59(12)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.

10.61(13)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.

10.62(13)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.63(13)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.64(13)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

Exhibit	Description
10.66(14)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

10.67(15)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.

10.68(15)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.

10.69(17)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.

10.70(19)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.

10.71(19)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.

10.73(20)	Lease Agreement Between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.

10.74(20)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.

10.75(21)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, dated May 22, 2001

10.76(21)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, dated May 22, 2001.

10.77 (23)	Warrant to Purchase Common Stock of Lam Research Corporation, dated December 19, 2001, issued to Varian Semiconductor Equipment Associates, Inc.

10.78 (24)	Promissory Note between Lam Research Corporation and Stephen G. Newberry dated May 8, 2001.

10.79 (25)	Amendment to Stock Option Grant for James W. Bagley dated October 16, 2002.

10.80 (26)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81 (26)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82 (26)	Participation Agreement Between Lam Research Corporation, SELCO Service Corporation and Key Corporate Capital Inc., dated March 25, 2003.

10.83 (26)	Amendment to Participation Agreement Between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

10.84 (26)	Amendment to Participation Agreement Between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc, The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

10.85 (26)	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

10.86(27)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.87(27)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.88(27)	Lease Supplement No. 2 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.89(27)	Lease Supplement No. 3 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.90(27)	Lease Supplement No. 4 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.91(27)	Lease Supplement No. 5 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.92(27)	Lease Supplement No. 6 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.93(27)	Lease Supplement No. 7 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.94(27)	Participation Agreement Between Lam Research Corporation and SELCO Service Corporation, and Key Corporate Capital Inc., dated as of June 1, 2003.

10.95(27)	Employment Agreement for Ernest Maddock, dated April 15, 2003.

10.96(28)	Employment Agreement for Nicolas J. Bright, dated August 1, 2003.

10.97	Second Amendment to Second Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.98	Amended and Restated Guaranty between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.99	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

31.1	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

32.1	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the of the Sarbanes-Oxley Act of 2002) — Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. 1350 (section 906 of the of the Sarbanes-Oxley Act of 2002) — Chief Financial Officer

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

(23) Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated January 30, 2002.

(24) Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(25) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(26) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(27) Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

(28) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(29) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on October 14, 2003.

(29) Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed on October 14, 2003.