Form 10-Q
period 2004-09-26
LAM RESEARCH CORP
filed 2004-11-04
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004 or

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

     As of October 28, 2004, there were 136,296,846 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 26,	June 27,
	2004	2004
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$192,729	$163,403
Short-term investments	283,943	266,069
Accounts receivable, net	333,397	245,508
Inventories	112,784	108,249
Deferred income taxes	47,970	102,731
Prepaid expenses and other current assets	12,781	10,428

Total current assets	983,604	896,388
Property and equipment, net	41,950	42,444
Restricted cash	112,468	112,468
Deferred income taxes	131,642	106,505
Other assets	41,135	40,821

Total assets	$1,310,799	$1,198,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$67,573	$93,394
Accrued expenses and other current liabilities	203,662	172,343
Deferred profit	115,501	108,369
Current portion of long-term liabilities	1,250	2,500

Total current liabilities	387,986	376,606
Long-term liabilities less current portion	8,138	9,554

Total liabilities	396,124	386,160
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 135,886 shares at September 26, 2004 and 134,988 shares at June 27, 2004	136	135
Additional paid-in capital	639,014	628,076
Deferred stock-based compensation	(1,812)	(1,839)
Treasury stock, at cost, 1,385 shares at September 26, 2004 and June 27, 2004	(19,742)	(19,742)
Accumulated other comprehensive loss	(13,790)	(15,283)
Retained earnings	310,869	221,119

Total stockholders’ equity	914,675	812,466

Total liabilities and stockholders’ equity	$1,310,799	$1,198,626

(1) Derived from June 27, 2004 audited financial statements.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 26,	September 28,
	2004	2003
Total revenue	$419,549	$183,738
Cost of goods sold	204,788	105,470
Cost of goods sold — restructuring recoveries	—	(250)

Total cost of goods sold	204,788	105,220

Gross margin	214,761	78,518

Research and development	50,358	38,526
Selling, general and administrative	43,127	33,993
Restructuring charges, net	—	1,062

Total operating expenses	93,485	73,581

Operating income	121,276	4,937
Other income, net	8	1,444

Income before income taxes	121,284	6,381
Income tax expense	31,534	1,595

Net income	$89,750	$4,786

Net income per share:
Basic	$0.66	$0.04

Diluted	$0.64	$0.04

Number of shares used in per share calculations:
Basic	135,478	128,351

Diluted	139,808	134,886

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 26,	September 28,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,750	$4,786
Adjustments to reconcile net income to net cash provided by/(used for) operating activities:
Depreciation	5,408	6,663
Amortization	786	1,799
Deferred income taxes	29,624	(100)
Restructuring charges, net	—	812
Amortization of premiums on securities	927	880
Amortization of deferred stock-based compensation	27	2,769
Other, net	267	271
Change in working capital accounts	(86,407)	(19,069)

Net cash provided by/(used for) operating activities	40,382	(1,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,138)	(1,789)
Purchases of available-for-sale securities	(64,986)	(349,554)
Sales and maturities of available-for-sale securities	47,678	250,375
Other, net	—	(65)

Net cash used for investing activities	(22,446)	(101,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	—	(11)
Reissuances of treasury stock	—	4,426
Proceeds from issuance of common stock	10,939	17,136

Net cash provided by financing activities	10,939	21,551

Effect of exchange rate changes on cash	451	(12)
Net increase (decrease) in cash and cash equivalents	29,326	(80,683)
Cash and cash equivalents at beginning of period	163,403	167,343

Cash and cash equivalents at end of period	$192,729	$86,660

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2004
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the Company or Lam) for the fiscal year ended June 27, 2004, which are included in the Annual Report on Form 10-K, File Number 0-12933. The Company’s Form 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. The Company also posts the Form 10-K, Forms 10-Q and Forms 8-K on the corporate website at http://www.lamrc.com.

     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2005 and includes 52 weeks. The quarter ended September 26, 2004 and the quarter ended September 28, 2003 both included 13 weeks.

     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal 2005 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, (FSP) EITF Issue 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF 03-01. The Company is currently evaluating the impact, if any, of adopting EITF 03-01.

NOTE 3 — STOCK-BASED COMPENSATION PLANS

     The Company has adopted stock option plans that provide for the grant to employees of various equity incentive awards, including options to purchase shares of Lam common stock. In addition, the plans permit the grant of nonstatutory stock options to paid consultants and provide for the automatic grant of nonstatutory stock options to outside directors. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its common stock.

     The Company accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and FASB Interpretation (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44). Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148) as if the Company had accounted for its stock option and stock purchase plans under the fair value method of SFAS 123 and SFAS 148. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS 123 and SFAS 148:

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(in thousands, except per share data)
Net income — as reported	$89,750	$4,786
Add: compensation expense recorded under APB 25, net of tax	20	2,077
Deduct: SFAS 123 compensation expense, net of tax	5,971	9,112

Net income (loss) — pro forma	$83,799	$(2,249)
Basic net income per share — as reported	$0.66	$0.04
Basic net income (loss) per share — pro forma	0.62	(0.02)
Diluted net income per share — as reported	0.64	0.04
Diluted net income (loss) per share — pro forma	$0.60	$(0.02)

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the options’ vesting period (for options) and the respective four, eight, twelve, or sixteen-month purchase periods (for stock purchases under the employee stock purchase plan). The fair value of the Company’s stock options and stock purchase plans was estimated using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. The model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of the Company’s stock-based awards granted in the three-month periods of fiscal 2005 and fiscal 2004 was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options		ESPP
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Expected life (years)	3.0	3.3	0.40	0.50
Expected stock price volatility	74.0%	75.0%	74.0%	75.0%
Risk-free interest rate	2.5%	1.8%	2.5%	1.8%

NOTE 4 — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	September 26,	June 27,
	2004	2004
	(in thousands)
Raw materials	$51,026	$45,070
Work-in-process	39,462	41,353
Finished goods	22,296	21,826

	$112,784	$108,249

NOTE 5 — PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

	September 26,	June 27,
	2004	2004
	(in thousands)
Manufacturing, engineering and office equipment	$101,066	$98,046
Computer equipment and software	59,701	59,062
Leasehold improvements	41,249	41,256
Furniture and fixtures	3,249	3,204

	205,265	201,568
Less: accumulated depreciation and amortization	(163,315)	(159,124)

	$41,950	$42,444

NOTE 6 — OTHER INCOME, NET

     The significant components of other income, net, are as follow:

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(in thousands)
Interest income	$2,393	$2,712
Interest expense	(543)	(586)
Foreign exchange gain (loss)	423	(122)
Debt issue cost amortization	—	(425)
Charitable contributions	(2,000)	—
Other, net	(265)	(135)

	$8	$1,444

NOTE 7 — NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(in thousands, except per share data)
Numerator:
Net income	$89,750	$4,786

Denominator:
Basic average shares outstanding	135,478	128,351
Effect of potential dilutive securities:
Employee stock plans and warrant	4,330	6,535

Diluted average shares outstanding	139,808	134,886

Net income per share — Basic	$0.66	$0.04

Net income per share — Diluted	$0.64	$0.04

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company’s common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(in thousands)
Number of potential dilutive securities excluded	5,011	4,980

     During the quarter ended September 28, 2003, 6.7 million potential dilutive securities related to the Company’s convertible subordinated 4% notes (4% Notes) were excluded for purposes of computing diluted net income per share because the effect would have been antidilutive. The Company’s 4% Notes were repaid in June, 2004, two years prior to maturity.

NOTE 8 — COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(in thousands)
Net income	$89,750	$4,786
Foreign currency translation adjustment	1	(315)
Unrealized loss on fair value of derivative financial instruments, net	—	(148)
Unrealized gain (loss) on financial instruments, net	1,366	(421)
Reclassification adjustment for loss (gain) on financial instruments included in earnings	126	(136)

Comprehensive income	$91,243	$3,766

     The balance of accumulated other comprehensive loss is as follows:

	September 26,	June 27,
	2004	2004
	(in thousands)
Accumulated foreign currency translation adjustment	$(13,344)	$(13,345)
Accumulated unrealized loss on financial instruments	(446)	(1,938)

Accumulated other comprehensive loss	$(13,790)	$(15,283)

NOTE 9 — GUARANTEES

     The Company accounts for its guarantees in accordance with FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.

     In March and June of 2003, the Company transferred certain lease agreements relating to various properties at its Fremont, California campus to a new lessor. These agreements require the Company to guarantee residual values of the leased properties to the lessor at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs) of up to $98.7 million ($48.4 million for March 2003 and $50.3 million for June 2003). The terms of the guarantees are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, the Company recognized a liability of approximately $1.0 million ($0.5 million in March 2003 and $0.5 million in June 2003) for the related residual value guarantees under the leases. The value of these guarantees was determined by computing the estimated present value of the respective probability-weighted cash flows that might be expended under the guarantees over the respective leases’ terms, and was discounted using the Company’s risk adjusted borrowing rate of approximately 2%. The values of these respective guarantees have been recorded as prepaid rent, with the offset recorded as a liability, and the amounts are being amortized to income (for the liability) and to expense (for the prepaid rent) on a ratable basis over the five-year period of the leases. The total value of these guarantees as of September 26, 2004 was $0.7 million.

     The Company has issued certain indemnifications to its lessors under some of its operating lease agreements, such as, indemnification for various environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of September 26, 2004, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under these agreements at September 26, 2004, is approximately $5.4 million. As of September 26, 2004, the Company’s Japanese subsidiary did not owe any amounts under these agreements. The Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement enabling it to sell to a financial institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At September 26, 2004 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $5.0 million. As of September 26, 2004, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by its products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services impacted. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

     The Company offers standard warranties on its systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

     Changes in the Company’s product warranty reserves during the three months ended September 26, 2004 and September 28, 2003, were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	2,445
Settlements made during the period	(4,773)
Change in liability for pre-existing warranties during the period, including expirations	(1,085)

Balance at September 28, 2003	$13,572

Balance at June 27, 2004	$28,401
Warranties issued during the period	12,801
Settlements made during the period	(4,456)
Change in liability for pre-existing warranties during the period, including expirations	(1,187)

Balance at September 26, 2004	$35,559

NOTE 10 — DERIVATIVE INSTRUMENTS AND HEDGING

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company has acquired and has held or holds derivative financial instruments to hedge a variety of risks and exposures including foreign currency exchange rate fluctuations on the value of expected cash flows from forecasted revenue transactions denominated in Japanese Yen and foreign currency denominated assets. Changes in the fair value of derivatives that are not designated or that do not qualify as hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) are recognized in earnings immediately. The Company does not use derivatives for trading or speculative purposes.

     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated cash flows resulting from sales in Japanese Yen, the Company will, at times, institute foreign currency cash flow hedging programs. The Company has previously entered into foreign currency forward exchange contracts that generally expired within 12 months, and no later than 24 months. These foreign currency forward exchange contracts were designated as cash flow hedges and carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue was recognized.

     The Company recognized no gains or losses during the quarter ended September 26, 2004 and a net gain of $0.3 million for the three months ended September 28, 2003, for cash flow hedges that had been discontinued, because the original forecasted transactions did not or were not expected to occur. The net gain was recorded in other income in the condensed consolidated statements of operations.

     The Company also enters into foreign currency exchange rate forward contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated intercompany and trade receivables. Under SFAS 133, these forward contracts are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables.

NOTE 11 — RESTRUCTURING ACTIVITIES

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

     The Company has historically developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. The Company systematically reviews its revenue outlook and forecasts and assesses their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, the Company’s senior management committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan).

     Prior to the end of each quarter noted above, the Company initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments recorded in the restructuring charges include facilities for which a contract was terminated in accordance with its terms and charges for facilities, or a portion of facilities, the Company ceased to use were based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, where these items will have no future economic benefit to the Company and have been abandoned.

     As of September 26, 2004, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Fiscal 2004 restructurings	$—	$2,004	$2,004
Fiscal 2003 restructurings	160	6,104	6,264
Fiscal 2002 restructurings	389	3,142	3,531
Pre-fiscal 2002 restructurings	—	1,035	1,035

Balance at September 26, 2004	$549	$12,285	$12,834

Less: portion included in other current liabilities	549	4,890	5,439

Included in other long-term liabilities	$—	$7,395	$7,395

     The severance and benefits-related balance is anticipated to be utilized by the end of fiscal year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2004 Restructuring Activities

     The Company’s fiscal 2004 restructuring activities included reducing its workforce by less than 40 employees, primarily in North America and Europe and by vacating selected facilities located in North American and Asia deemed to be no longer necessary to its operations. The employees were from a range of functions and at multiple levels of the organization.

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

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$30	$2,077	$2,107
Cash payments	(30)	(73)	(103)

Balance at September 26, 2004	$—	$2,004	$2,004

Fiscal 2003 Restructuring Activities

     The Company’s senior management committed to cost reduction and exit activities during fiscal 2003 through its June 2003, March 2003 and December 2002 Plans and recorded restructuring charges during fiscal 2003 of approximately $18.1 million. The Company’s fiscal 2003 restructuring activities included reducing its workforce in North America, Europe, and Asia by approximately 200 people and vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for its operations.

The employees included in the Plans were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The $18.1 million restructuring charges consisted of $5.7 million of severance and benefits for involuntarily terminated employees and $12.4 million of facilities-related charges. The facilities-related charges consisted of the present value of remaining lease payments on vacated facilities, a loss on the fair value of a vacated facility and the write-off of related leasehold improvements. In June 2003, a lease covering one of the Company’s vacated facilities at its Fremont, California campus was amended, combined, restated, and transferred to a new lessor under a single lease structure. At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility and included in the $18.1 million of restructuring charges.

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(23)	(347)	(370)

Balance at September 26, 2004	$160	$6,104	$6,264

Fiscal 2002 Restructuring Activities

     The Company’s senior management committed to cost reduction and exit activities during fiscal 2002 through its December 2001 and September 2001 Plans and recorded restructuring charges during fiscal 2002 of approximately $54.8 million. The Company’s fiscal 2002 restructuring activities included reducing its workforce in North America, Europe, and Asia by approximately 1,020 people and by vacating selected facilities at its Fremont, California campus deemed to be no longer required for its operations, the closure of certain offices in Asia, and discontinuance of the manufacture of specific products within its etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 83% from North America and approximately 17% from Europe and Asia Pacific locations.

     The restructuring charges included severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, write-off of related leasehold improvements and fixed assets, and inventory write-downs. The inventory charge of approximately $7.6 million related to the Company’s decision to discontinue manufacture of specific systems within its etch product lines. The Company recovered approximately $1.7 million during fiscal year 2004, $1.0 million during fiscal year 2003, and $0.7 million during fiscal year 2002, from unanticipated subsequent sales of these inventories to its installed base. The Company physically disposed of approximately $1.0 million of this inventory during fiscal 2004 and $2.7 million during fiscal 2003 and 2002. During fiscal 2002, the Company also recovered approximately $1.0 million of the $54.8 million due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses related to a vacated facility of $0.3 million. During fiscal 2004, the Company recorded approximately $0.4 million of additional restructuring charges due to a revision in estimates for one of its vacated facilities and the Company recovered approximately $1.4 million, net, due to the difference between costs previously accrued and actual costs to terminate a lease agreement for a facility for which it entered into a lease cancellation agreement during fiscal 2004.

     During fiscal 2003, the Company recovered approximately $2.7 million for benefits offered that were not utilized by terminated employees and $2.0 million was recovered due to revisions to the net amount of lease payments remaining on vacated facilities. The Company also recorded additional restructuring charges during fiscal 2003 of $3.1 million due to revisions the Company made in sublease assumptions for two of its vacated buildings in Fremont, California, $0.1 million due to additional facility restoration costs, and $0.4 million for revisions that the Company made in its estimates for employee termination costs.

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$389	$3,496	$3,885
Cash payments	—	(354)	(354)

Balance at September 26, 2004	$389	$3,142	$3,531

Fiscal 2001 Restructuring Activities

     During the second quarter of fiscal 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $1.0 million facilities balance as of September 26, 2004 is expected to be paid by January, 2006.

NOTE 12 — SUBSEQUENT EVENT

     On October 13, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of the Company’s common stock from the public market or in private purchases. The terms of the repurchase program will permit the Company to repurchase shares through September 30, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 27, 2004 and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K for a full understanding of our financial position and results of operations for the three-month period ended September 26, 2004.

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

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three months ended September 26, 2004 may not necessarily be indicative of future operating results.

New Orders

     New orders entered into backlog during the quarter ended September 26, 2004 were approximately $429 million. Regional geographic breakdown of new orders is as follows:

North America	20%
Europe	19%
Asia Pacific	41%
Japan	20%

     Indicators of customer demand for wafer processing equipment improved in the quarter ended September 28, 2003. Improvements in demand continued throughout fiscal year 2004 and into the first quarter of fiscal 2005 as evidenced by the progression of our quarterly orders in absolute dollars.

     The basis for our new orders is defined by our backlog policy. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. We schedule production of our systems based upon purchase orders in backlog and our customers’ delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices have been agreed upon, and shipment of systems is expected within one year. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts. Unshipped orders in backlog were approximately $415 million as of September 26, 2004.

Revenue

	Three Months Ended
	September 26,	September 28,	Percent
	2004	2003	Change
	(in thousands, except percentages)
Revenue	$419,549	$183,738	128.3%

     Revenues for the quarter ended September 26, 2004 increased by $235.8 million, or 128.3% from the same period in the prior year. This increase reflected an improved market environment which was evidenced by expanded levels of capital investments by semiconductor manufacturers, changes in customer demand, and customer acceptance cycle times. Our deferred revenue balance was $195.4 million as of September 26, 2004. Our current estimate for revenues for the December 2004 quarter is approximately $375 million to $390 million, reflecting our expectations for customer demand and customer acceptance cycle times.

     Regional geographic breakdown of revenue is as follows:

	Three Months Ended
	September 26,	September 28,
	2004	2003
North America	16%	26%
Europe	8%	25%
Asia Pacific	66%	42%
Japan	10%	7%

     The Asia Pacific region accounts for a significant portion of our revenues as evidenced in the table above as a substantial amount of the worldwide capacity investment for semiconductor manufacturing is located within the Asia Pacific region. The growth in Asia Pacific revenues during fiscal 2005 predominately occurred in Taiwan and Korea.

Gross Margin

	Three Months Ended
	September 26,	September 28,	Percent
	2004	2003	Change
	(in thousands, except percentages)
Gross Margin	$214,761	$78,518	173.5%
Percent of total revenue	51.2%	42.7%

     Our gross margin as a percent of total revenue has increased in each of the last seven quarters to reach 51.2% in the quarter ended September 26, 2004. The increase in the quarter ended September 26, 2004 as compared with the quarter ended September 28, 2003 is primarily due to sales volume growth and improved utilization of factory and field resources, in addition to continued expense control and asset management. We continue to focus on the design of our systems in order to achieve more efficient purchasing and installation processes.

     During the December 2004 quarter, we expect gross margin as a percent of revenue will be approximately 50%.

Research and Development

	Three Months Ended
	September 26,	September 28,	Percent
	2004	2003	Change
	(in thousands, except percentages)
Research & Development	$50,358	$38,526	30.7%
Percent of total revenue	12.0%	21.0%

     We continue to invest significantly in research and development aimed at strengthening our product and services portfolio via the introduction of next-generation products as well as enhancing our existing offerings. The decrease in expenses as a percent of total revenue is due to increased sales volumes as our revenue growth rate was more than four times our R&D expense growth rate during the quarter ended September 26, 2004 as compared to the quarter ended September 28, 2003. The growth in absolute spending levels between the September 2004 quarter and the September 2003 quarter is primarily due to increases in salary and benefits costs of approximately $3 million due to planned increases of employee base compensation and headcount increases as well as roughly $4 million due to incentive-based benefits triggered by higher profits. R&D supplies expense also increased approximately $4 million in support of the enhancement of our product offerings and development of next-generation products.

Selling, General and Administrative

	Three Months Ended
	September 26,	September 28,	Percent
	2004	2003	Change
	(in thousands, except percentages)
Selling, General & Administrative	$43,127	$33,993	26.9%
Percent of total revenue	10.3%	18.5%

     Increases in selling, general and administrative (SG&A) expenses were primarily the result of increases in salary and benefits costs of approximately $7 million as a result of planned increases for incentive-based benefits triggered by higher profits, offset by approximately $3 million in compensation expense recorded in the quarter ended September 28, 2003 in connection with the modification of terms of a fixed stock option award previously issued to our Chairman and Chief Executive Officer. Outside services also increased by approximately $2 million, primarily due to costs incurred for discretionary information technology projects.

     We expect total operating expenses (R&D and SG&A) to remain relatively flat during the December 2004 quarter as compared with the quarter ended September 26, 2004.

Restructuring Activities

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

     We have historically developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. The frequency of our restructuring plans has been driven by the unpredictable and substantial changes in the semiconductor industry as a whole and the market for semiconductor processing equipment in particular. These dynamic changes in the semiconductor industry and our business have required multiple integrated responses, including those activities within our restructuring plans, based on the best information and industry-expert forecasts available at that point in time. Although management makes every attempt to consolidate all known restructuring activities into one plan, the extreme nature of our industry’s business cycles and the rapidly changing forecasting environment places practical limitations on achieving this objective. The implementation of restructuring activities and recognition of their impact in our financial statements does not preclude similar but unrelated actions from being necessary in future periods.

     We systematically review our revenue outlook and forecasts and outsourcing activities and assess their impact on required employment levels, and facilities and infrastructure utilization. Based on these evaluations, our senior management committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan).

     Prior to the end of each quarter noted above, we initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments recorded in the restructuring charges include facilities for which a contract was terminated in accordance with its terms and charges for facilities, or a portion of facilities, we ceased to use were based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, where these items will have no future economic benefit to us and have been abandoned.

     As of September 26, 2004, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Fiscal 2004 restructurings	$—	$2,004	$2,004
Fiscal 2003 restructurings	160	6,104	6,264
Fiscal 2002 restructurings	389	3,142	3,531
Pre-fiscal 2002 restructurings	—	1,035	1,035

Balance at September 26, 2004	$549	$12,285	$12,834

Less: portion included in other current liabilities	549	4,890	5,439

Included in other long-term liabilities	$—	$7,395	$7,395

     The severance and benefits-related balance is anticipated to be utilized by the end of fiscal year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2004 Restructuring Activities

     Our fiscal 2004 restructuring activities included reducing our workforce by less than 40 employees, primarily in North America and Europe and by vacating selected facilities located in North American and Asia deemed to be no longer necessary to our operations. The employees were from a range of functions and at multiple levels of the organization.

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

     As a result of the fiscal 2004 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $0.3 million from the March 2004 Plan, $0.7 million from the December 2003 Plan and $0.5 million from the September 2003 Plan. The majority of the savings are expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings from the Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through September 26, 2004, we believe actual savings from these Plans are largely consistent with original estimated quarterly savings.

     The following is a table summarizing restructuring activities relating to our fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Balance at June 27, 2004	$30	$2,077	$2,107
Cash payments	(30)	(73)	(103)

Balance at September 26, 2004	$—	$2,004	$2,004

Fiscal 2003 Restructuring Activities

     Our senior management committed to cost reduction and exit activities during fiscal 2003 through our June 2003, March 2003 and December 2002 Plans and recorded restructuring charges of approximately $18.1 million. Our fiscal 2003 restructuring activities included reducing our workforce in North America, Europe, and Asia by approximately 200 people and vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for our operations. The employees included in the Plans were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America. The $18.1 million restructuring charges consisted of $5.7 million of severance and benefits for involuntarily terminated employees and $12.4 million of facilities-related charges. The facilities-related charges consisted of the present value of remaining lease payments on vacated facilities, a loss on the fair value of a vacated facility and the write-off of related leasehold improvements. In June 2003, a lease covering one of our vacated facilities at our Fremont, California campus was amended, combined, restated, and transferred to a new lessor under a single lease structure. At the time of the amendment, the leased facility’s fair value was less than its original cost by approximately $1 million. Accordingly, this amount was recorded as a loss on the fair value of the vacated facility.

     As a result of the fiscal 2003 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. The majority of the savings were expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings were primarily from lower payroll, facilities, and depreciation expenses. Through September 26, 2004, we believe realized savings are consistent with original forecasts. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from these Plans.

     The following is a table summarizing restructuring activities relating to our fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(23)	(347)	(370)

Balance at September 26, 2004	$160	$6,104	$6,264

Fiscal 2002 Restructuring Activities

     Our senior management committed to cost reduction and exit activities during fiscal 2002 through our December 2001 and September 2001 Plans and recorded restructuring charges during fiscal 2002 of approximately $54.8 million. Our fiscal 2002 restructuring activities included reducing our workforce in North America, Europe, and Asia by approximately 1,020 people and by vacating selected facilities at its Fremont, California campus deemed to be no longer required for our operations, the closure of certain offices in Asia, and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 83% from North America and approximately 17% from Europe and Asia Pacific locations.

     The restructuring charges include severance and benefits for involuntarily terminated employees, charges for remaining lease payments on vacated facilities, write-off of related leasehold improvements and fixed assets, and inventory write-downs. The inventory charge of approximately $7.6 million related to our decision to discontinue manufacture of specific systems within our etch product lines. We recovered approximately $1.7 million during fiscal year 2004, $1.0 million during fiscal year 2003, and $0.7 million during fiscal year 2002, from unanticipated subsequent sales of these inventories to our installed base. We physically disposed of approximately $1.0 million of this inventory during fiscal 2004 and $2.7 million during fiscal 2003 and 2002. During fiscal 2002, we also recovered approximately $1.0 million of the $54.8 million due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses related to a vacated facility of $0.3 million. During fiscal 2004, we recorded approximately $0.4 million of additional restructuring charges due to a revision in estimates for one of our vacated facilities and we recovered approximately $1.4 million, net, due to the difference between costs previously accrued and actual costs to terminate a lease agreement for a facility for which we entered into a lease cancellation agreement during fiscal 2004.

     During fiscal 2003, we recovered approximately $2.7 million for benefits offered that were not utilized by terminated employees and $2.0 million was recovered due to revisions to the net amount of lease payments remaining on vacated facilities. We also recorded restructuring charges during fiscal 2003 of $3.1 million due to revisions we made in sublease assumptions for two of our vacated buildings in Fremont, California, $0.1 million due to additional facility restoration costs, and $0.4 million for revisions that we made in our estimates for employee termination costs.

     The following is a table summarizing restructuring activities relating to our fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Balance at June 27, 2004	$389	$3,496	$3,885
Cash payments	—	(354)	(354)

Balance at September 26, 2004	$389	$3,142	$3,531

Fiscal 2001 Restructuring Activities

     During the second quarter of fiscal 2003, we completed the remaining elements of our restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $1.0 million facilities balance as of September 26, 2004 is expected to be paid by January, 2006.

Other Income (Expense), net

     Other income, net for the three-month periods ended September 26, 2004 and September 28, 2003 consisted of the following:

	Three Months Ended
	September 26,	September 28,
	2004	2003
	(in thousands)
Interest income	$2,393	$2,712
Interest expense	(543)	(586)
Foreign exchange gain (loss)	423	(122)
Debt issue cost amortization	—	(425)
Charitable contributions	(2,000)	—
Other, net	(265)	(135)

	$8	$1,444

     Interest income decreased primarily due to the fact that total cash and cash equivalents, short-term investments and restricted cash balances decreased by $53.8 million at September 26, 2004 as compared to September 28, 2003. The cash decrease is related to the early retirement of our convertible subordinated 4% notes (4% Notes) during the quarter ended June 27, 2004 which resulted in a principal payment of $300.0 million. Additionally, as a result of the early retirement of the 4% Notes, our debt issue cost amortization decreased in the September 2004 quarter by $0.4 million. We elected to make a $2.0 million charitable contribution in the quarter ended September 26, 2004.

Income Tax Expense

     Income tax expense for the three months ended September 26, 2004 and September 28, 2003 was recorded using an effective tax rate of 26% and 25%, respectively. Our effective tax rate reflects the underlying profitability of the Company, the source of profits and the respective U.S. and non-U.S. tax rates imposed. Our fiscal 2005 tax rate estimate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits. We have implemented strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our expectations of the level, timing, and sources of future revenues and profits.

Deferred Income Taxes

     We had gross deferred tax assets arising from temporary differences, net operating losses, and tax credit carryforwards of $273.7 million and $303.3 million as of September 26, 2004 and June 27, 2004, respectively. The gross deferred tax assets were offset by a valuation allowance of $67.8 million as of September 26, 2004 and June 27, 2004. Total deferred tax assets net of valuation allowance decreased by $29.6 million from June 27, 2004 to September 26, 2004 due to the utilization of net operating loss tax assets against our tax profits. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional or less valuation allowances, if any, in subsequent quarters.

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

     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance and in addition, the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.

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

     Standard costs are re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor performance levels, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our condensed consolidated financial statements.

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

     Warranty: Typically, marketing and selling semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We offer standard warranties for our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

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

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the three months ended September 26, 2004, all warranty obligations have been determined with reasonable estimates.

     In addition to the provision of standard warranties, we offer customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

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

     Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. Because our stock based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing option valuation models do not necessarily provide a reliable measure of the fair value of our stock-based awards to employees.

     Deferred Income Taxes: Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $67.8 million relates to the tax benefit from the exercise of employee stock options and foreign tax credits. When stock option tax benefits are realized, the related deferred tax asset will reverse and a portion of the valuation allowance will also be reversed and credited to capital in excess of par value.

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, (FSP) EITF Issue 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF 03-01. We are currently evaluating the impact, if any, of adopting EITF 03-01.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 26, 2004, we had $589.1 million in cash, cash equivalents, short-term investments, and restricted cash compared with $541.9 million at June 27, 2004. Cash and cash equivalents increased by $29.3 million as a result of cash provided by operating activities of $40.4 million and cash provided by financing activities of $10.9 million, partially offset by cash used for investing activities of $22.4 million.

Cash Flows From Operating Activities

     Net cash provided by operating activities was $40.4 million during the quarter ended September 26, 2004, which consisted of net income for the period of $89.8 million, adjusted for non-cash charges of $37.0 million and uses of working capital of $86.4 million. Non-cash charges include items such as the decrease in deferred income taxes of $29.6 million due to the utilization of net operating loss tax assets against our tax profits and $6.2 million of depreciation and amortization.

     Significant changes in assets and liabilities during the September 2004 quarter include an increase of $137.9 million in accounts receivable due to increased sales volumes. We have an agreement with a financial institution that enables us to sell certain U.S. dollar-denominated accounts receivable. These sales of accounts receivable are intended to accelerate the collection of cash. We sold $50.0 million of accounts receivable during the September 2004 quarter. Trade payables decreased by $25.8 million due to a decline in purchasing activity during the quarter as well as the timing of payments to realize early payment discounts when applicable. Accrued liabilities increased by $28.9 million primarily due to increased warranty reserves as a result of the increased sales volumes, increased compensation accruals due to increased variable incentive-based compensation and benefits, an increase in charitable contributions and overall timing of payments as compared with the prior quarter.

Cash Flows from Investing Activities

     Net cash used for investing activities during the September 2004 quarter was $22.4 million and consisted of net purchases of $17.3 million of short-term investments in addition to net capital expenditures of $5.1 million which consisted primarily of engineering and manufacturing equipment.

Cash Flows from Financing Activities

     Net cash provided by financing activities during the quarter ended September 26, 2004 was $10.9 million due to net proceeds from the issuance of our common stock from stock option exercises and employee stock purchase plan (ESPP) purchases.

     On October 13, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of Lam common stock from the public market or in private purchases. The terms of the repurchase program will permit us to repurchase shares through September 30, 2007.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 26, 2004 are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.

     In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

     We have certain obligations, some of which are recorded on our balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on our consolidated balance sheet include restructuring liabilities which are outlined in the following table and are discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table:

	Restructuring	Operating	Purchase
	Liabilities	Leases	Obligations	Total
	(in thousands)
Payments due by period:
Less than 1 year	$5,439	$9,625	$100,267	$115,331
1-3 years	5,750	13,201	59,489	78,440
4-5 years	1,616	103,999	39,639	145,254
Over 5 years	29	973	2,728	3,730

Total	$12,834	$127,798	$202,123	$342,755

Restructuring Liabilities

     Our total restructuring reserves as of September 26, 2004 were $12.8 million, including $0.5 million of severance and benefits-related costs and $12.3 million related to lease payments on vacated buildings. Through cash generated from operations, we expect $5.4 million to be paid over the next twelve months and $7.4 million to be paid between fiscal 2006 and fiscal 2010. Please see the related discussion in “Restructuring Charges” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Leases

     We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. Certain of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with an option to extend the leases for additional periods. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.

     In March and June of 2003, lease agreements relating to certain properties at our Fremont, California campus were transferred to a new lessor, amended, combined and restated. As part of the lease agreements, we have the option to purchase the buildings at any time for a total purchase price for all properties related to these leases of approximately $112.5 million. In addition, we are required to guarantee the lessors a residual value on the properties of up to $98.7 million at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). At the time of the June amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of our past restructuring activities, and the non-cash loss was recorded as a restructuring charge during fiscal 2003. As a result, we recorded a $1.0 million liability for the loss on the leased property. We maintain cash collateral of $112.5 million as part of the lease agreements as of September 26, 2004 in separate, specified interest-bearing accounts which is recorded as restricted cash in our consolidated balance sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FIN 46, “Consolidation of Variable Interest Entities”, and is therefore not consolidated by us. The $98.7 million residual value guarantee is included in the table above.

     The remaining $29.1 million primarily relates to non-cancelable facility-related operating leases expiring at various dates through 2021.

Purchase Obligations

     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at September

26, 2004 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as Lam inventory until title is transferred to us or our purchase obligation is determined. At September 26, 2004, vendor owned inventories held at our locations and not reported as Lam inventory were approximately $16.0 million.

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

Compliance with Internal Control Attestation and Independent Registered Public Accounting Firm Independence

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

     Our independent registered public accounting firm communicates with us at least annually regarding any relationships between the Firm and the Company that, in the Firm’s professional judgment, might have a bearing on the Firm’s independence with respect to the Company. If, for whatever reason, our independent registered public accounting firm finds that it cannot confirm that it is independent of the Company based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 27, 2004.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and synthetic leases. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

ITEM 4. Controls and Procedures

     As of the close of our quarter ended September 26, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

     None.

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

Date: November 4, 2004

LAM RESEARCH CORPORATION

(Registrant)

/s/ Martin B. Anstice

Martin B. Anstice
Vice President, Finance,
Chief Financial Officer and Chief Accounting Officer

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