Form 10-Q
period 2004-12-26
LAM RESEARCH CORP
filed 2005-02-03
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004 or

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

     As of January 27, 2005, there were 139,658,906 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 26,	June 27,
	2004	2004
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$326,173	$163,403
Short-term investments	323,227	266,069
Accounts receivable, net	248,498	245,508
Inventories	129,302	108,249
Deferred income taxes	59,725	102,731
Prepaid expenses and other current assets	10,300	10,428

Total current assets	1,097,225	896,388
Property and equipment, net	45,154	42,444
Restricted cash	112,468	112,468
Deferred income taxes	97,933	106,505
Other assets	41,221	40,821

Total assets	$1,394,001	$1,198,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$62,373	$93,394
Accrued expenses and other current liabilities	220,325	172,343
Deferred profit	73,886	108,369
Current portion of long-term liabilities	—	2,500

Total current liabilities	356,584	376,606
Long-term liabilities less current portion	7,268	9,554

Total liabilities	363,852	386,160
Commitments and contingencies
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding — 138,844 shares at December 26, 2004 and 134,988 shares at June 27, 2004	139	135
Additional paid-in capital	669,913	628,076
Deferred stock-based compensation	(1,461)	(1,839)
Treasury stock, at cost, 1,385 shares at December 26, 2004 and June 27, 2004	(19,742)	(19,742)
Accumulated other comprehensive loss	(13,183)	(15,283)
Retained earnings	394,483	221,119

Total stockholders’ equity	1,030,149	812,466

Total liabilities and stockholders’ equity	$1,394,001	$1,198,626

(1) Derived from June 27, 2004 audited financial statements.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
Total revenue	$379,800	$191,508	$799,349	$375,246
Cost of goods sold	180,898	105,372	385,686	210,842
Cost of goods sold - restructuring recoveries	—	(1,079)	—	(1,329)

Total cost of goods sold	180,898	104,293	385,686	209,513

Gross margin	198,902	87,215	413,663	165,733

Research and development	47,057	39,078	97,415	77,604
Selling, general and administrative	43,275	34,141	86,402	68,134
Restructuring charges, net	—	5,948	—	7,010

Total operating expenses	90,332	79,167	183,817	152,748

Operating income	108,570	8,048	229,846	12,985
Other income, net	1,298	473	1,306	1,917

Income before income taxes	109,868	8,521	231,152	14,902
Income tax expense	26,254	2,130	57,788	3,725

Net income	$83,614	$6,391	$173,364	$11,177

Net income per share:
Basic net income per share	$0.61	$0.05	$1.27	$0.09

Diluted net income per share	$0.59	$0.05	$1.23	$0.08

Number of shares used in per share calculations:
Basic	137,255	131,020	136,366	129,688

Diluted	142,268	139,658	141,108	137,502

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 26,	December 28,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,364	$11,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,878	12,825
Amortization	1,010	3,115
Deferred income taxes	51,578	776
Restructuring charges, net	—	5,681
Amortization of premiums on securities	1,853	1,973
Amortization of deferred stock-based compensation	293	2,769
Other, net	(530)	804
Change in working capital accounts	(48,699)	(4,954)

Net cash provided by operating activities	190,747	34,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,983)	(6,212)
Purchases of available-for-sale securities	(133,892)	(310,785)
Sales and maturities of available-for-sale securities	75,172	191,317
Other, net	—	(232)

Net cash used for investing activities	(72,703)	(125,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and redemptions on long-term debt and capital lease obligations	—	(12)
Reissuances of treasury stock	—	4,426
Proceeds from issuance of common stock	41,925	48,204

Net cash provided by financing activities	41,925	52,618

Effect of exchange rate changes on cash	2,801	996
Net increase (decrease) in cash and cash equivalents	162,770	(38,132)
Cash and cash equivalents at beginning of period	163,403	167,343

Cash and cash equivalents at end of period	$326,173	$129,211

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2004
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

     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2005 and includes 52 weeks. The quarter ended December 26, 2004 and the quarter ended December 28, 2003 both included 13 weeks.

     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal 2005 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, (FSP) EITF Issue 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF 03-01. The Company is currently evaluating the impact, if any, of adopting EITF 03-01.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt SFAS No. 151 in fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the first interim or annual period after June 15, 2005, with early adoption permitted. The Company has no plans for early adoption.

     The effects of the adoption of SFAS No. 123(R) on the Company’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee stock options which may be granted in the future, the future market value and volatility of the Company’s stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123(R) on the Company’s results of operations and financial position. Note 3 herein provides an indication of the effects of adoption assuming the use of the Black Scholes option pricing model and the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the three and six months ended December 26, 2004 and December 28, 2003.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply its provisions prospectively upon adoption and its adoption is not expected to have a significant impact on the Company’s results of operations or financial position.

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

     The Company accounts for its stock option plans and stock purchase plan under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and FASB Interpretation (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44). Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” as if the Company had accounted for its stock option and stock purchase plans under the fair value method of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 and SFAS No. 148:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income - as reported	$83,614	$6,391	$173,364	$11,177
Add: compensation expense recorded under APB 25, net of tax	202	—	222	2,077
Deduct: SFAS No. 123 compensation expense, net of tax	4,180	5,283	10,199	14,390

Net income (loss) - pro forma	$79,636	$1,108	$163,387	$(1,136)

Basic net income per share - as reported	$0.61	$0.05	$1.27	$0.09
Basic net income (loss) per share - pro forma	0.58	0.01	1.20	(0.01)
Diluted net income per share - as reported	0.59	0.05	1.23	0.08
Diluted net income (loss) per share - pro forma	$0.56	$0.01	$1.16	$(0.01)

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the options’ vesting period (for options) and the respective four, eight, twelve, or sixteen-month purchase periods (for stock purchases under the employee stock purchase plan). The fair value of the Company’s stock options and stock purchase plan awards were estimated using a Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. The model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of all of the Company’s stock-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. The fair value of the Company’s stock-based awards granted in the three and six-month periods of fiscal 2005 and fiscal 2004 was estimated using the following weighted-average assumptions:

	Options				ESPP
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	4.6	3.5	3.6	3.4	0.7	0.7	0.6	0.5
Expected stock price volatility	74%	74%	74%	74%	74%	74%	74%	74%
Risk-free interest rate	3.4%	2.1%	2.9%	2.0%	3.4%	2.1%	2.9%	2.0%

NOTE 4 — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	December 26,	June 27,
	2004	2004
	(in thousands)
Raw materials	$55,192	$45,070
Work-in-process	36,160	41,353
Finished goods	37,950	21,826

	$129,302	$108,249

NOTE 5 — PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

	December 26,	June 27,
	2004	2004
	(in thousands)
Manufacturing, engineering and office equipment	$102,212	$98,046
Computer equipment and software	61,698	59,062
Leasehold improvements	39,579	41,256
Furniture and fixtures	4,633	3,204

	208,122	201,568

Less: accumulated depreciation and amortization	(162,968)	(159,124)

	$45,154	$42,444

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

	December 26,	June 27,
	2004	2004
	(in thousands)
Accrued compensation	$102,975	$76,896
Warranty reserves	38,352	28,401
Income and other taxes payable	35,050	33,972
Restructuring reserves	4,885	5,093
Other	39,063	27,981

	$220,325	$172,343

NOTE 7 — OTHER INCOME, NET

     The significant components of other income, net, are as follow:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
		(in thousands)
Interest income	$3,189	$2,238	$5,582	$4,950
Interest expense	(444)	(783)	(987)	(1,369)
Foreign exchange gain (loss)	(117)	(185)	306	(307)
Debt issue cost amortization	—	(425)	—	(850)
Charitable contributions	(1,250)	—	(3,250)	—
Other, net	(80)	(372)	(345)	(507)

	$1,298	$473	$1,306	$1,917

NOTE 8 — NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed, using the treasury stock method, as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
		(in thousands, except per share data)
Numerator:
Net income	$83,614	$6,391	$173,364	$11,177

Denominator:
Basic average shares outstanding	137,255	131,020	136,366	129,688
Effect of potential dilutive securities:
Employee stock plans and warrant	5,013	8,638	4,742	7,814

Diluted average shares outstanding	142,268	139,658	141,108	137,502

Net income per share — Basic	$0.61	$0.05	$1.27	$0.09

Net income per share — Diluted	$0.59	$0.05	$1.23	$0.08

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company’s common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
		(in thousands)
Number of potential dilutive securities excluded	3,800	946	4,319	3,423

     In addition, during the three and six months ended December 28, 2003, 6.7 million potential dilutive securities related to the Company’s convertible subordinated 4% notes (4% Notes) were excluded for purposes of computing diluted net income per share because the effect would have been antidilutive. The Company’s 4% Notes were repaid in June, 2004, two years prior to maturity.

NOTE 9 — COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
		(in thousands)
Net income	$83,614	$6,391	$173,364	$11,177
Foreign currency translation adjustment	1,808	1,788	1,809	1,473
Unrealized gain (loss) on fair value of derivative financial instruments, net	(82)	38	(82)	(110)
Unrealized gain (loss) on financial instruments, net	(1,212)	(200)	116	(560)
Reclassification adjustment for loss (gain) on financial instruments included in earnings	93	(10)	257	(207)

Comprehensive income	$84,221	$8,007	$175,464	$11,773

     The balance of accumulated other comprehensive loss is as follows:

	December 26,	June 27,
	2004	2004
	(in thousands)
Accumulated foreign currency translation adjustment	$(11,536)	$(13,345)
Accumulated unrealized loss on fair value of derivative financial instruments, net	(82)	—
Accumulated unrealized loss on financial instruments	(1,565)	(1,938)

Accumulated other comprehensive loss	$(13,183)	$(15,283)

NOTE 10 — GUARANTEES

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

     In March and June of 2003, the Company transferred certain lease agreements relating to various properties at its Fremont, California campus to a new lessor. These agreements require the Company to guarantee residual values of the leased properties to the lessor at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs) of up to $98.7 million ($48.4 million for March 2003 and $50.3 million for June 2003). The terms of the guarantees are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, the Company recognized a liability of approximately $1.0 million ($0.5 million in March 2003 and $0.5 million in June 2003) for the related residual value guarantees under the leases. The value of these guarantees was determined by computing the estimated present value of the respective probability-weighted cash flows that might be expended under the guarantees over the respective leases’ terms, and was discounted using the Company’s risk adjusted borrowing rate of approximately 2%. The values of these respective guarantees have been recorded as prepaid rent, with the offset recorded as a liability, and the amounts are being amortized to income (for the liability) and to expense (for the prepaid rent) on a ratable basis over the five-year period of the leases. The total value of these guarantees as of December 26, 2004 was $0.7 million.

     The Company has issued certain indemnifications to its lessors under some of its operating lease agreements, such as, indemnification for various environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of December 26, 2004, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution that guarantees payment of its Japanese subsidiary’s overdraft protection obligation. The maximum potential amount of future payments the Company could be required to make under this agreement at December 26, 2004, is approximately $2.9 million. As of December 26, 2004, the Company’s Japanese subsidiary did not owe any amounts under this agreement. The Company has not recorded any liability in connection with this guarantee, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee.

     The Company has an agreement enabling it to sell to a financial institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At December 26, 2004 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $4.6 million. As of December 26, 2004, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by its products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to the Company’s indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

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

     Changes in the Company’s product warranty reserves during the six months ended December 26, 2004 and December 28, 2003, were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	7,208
Settlements made during the period	(8,716)
Change in liability for pre-existing warranties during the period, including expirations	(1,831)

Balance at December 28, 2003	$13,646

(in thousands)
Balance at June 27, 2004	$28,401
Warranties issued during the period	22,125
Settlements made during the period	(9,669)
Change in liability for pre-existing warranties during the period, including expirations	(2,505)

Balance at December 26, 2004	$38,352

NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The Company has a policy of using derivative financial instruments, specifically forward exchange contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue transactions denominated in Japanese Yen and other foreign currency denominated assets. The Company does not use derivatives for trading or speculative purposes.

     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated sales, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Each period hedges are tested for effectiveness by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. No gain or loss was recorded in the three and six-month periods ended December 26, 2004 associated with forecasted transactions that failed to occur. A net gain of less than $0.1 million during the quarter ended December 28, 2003 and a net gain of $0.3 million for the six months ended December 28, 2003, were recognized in Other Income and Expense associated with cash flow hedges where the original forecasted transactions did not occur within the specified hedge period.

     At December 26, 2004, the Company expects to reclassify the entire amount of $(82,000) accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

     The Company also enters into foreign currency exchange rate forward contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated intercompany and trade receivables. Under SFAS No. 133, these forward contracts are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables.

NOTE 12 — RESTRUCTURING ACTIVITIES

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

     Prior to the end of each quarter noted above, the Company initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments recorded in the restructuring charges include facilities for which a contract was terminated in accordance with its terms and charges for facilities, or a portion of facilities the Company ceased to use, were based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, where these items were determined to have no future economic benefit to the Company and have been abandoned.

     As of December 26, 2004, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
Fiscal 2004 restructurings	$—	$1,897	$1,897
Fiscal 2003 restructurings	—	5,754	5,754
Fiscal 2002 restructurings	200	2,764	2,964
Pre-fiscal 2002 restructurings	—	842	842

Balance at December 26, 2004	200	11,257	11,457

Less: portion included in other current liabilities	200	4,685	4,885

Included in long-term liabilities	$—	$6,572	$6,572

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2004 Restructuring Activities

     The Company’s fiscal 2004 restructuring activities included reducing its workforce by less than 40 employees, primarily in North America and Europe and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to its operations. The employees were from a range of functions and at multiple levels of the organization.

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

     The Company recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the year were partially offset by the recovery of $1.5 million of previously accrued expenses related to the remaining lease payments on vacated facilities in Japan. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of its September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$30	$2,077	$2,107
Cash payments	(30)	(180)	(210)

Balance at December 26, 2004	$—	$1,897	$1,897

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

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(183)	(697)	(880)

Balance at December 26, 2004	$—	$5,754	$5,754

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

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$389	$3,496	$3,885
Cash payments	(189)	(732)	(921)

Balance at December 26, 2004	$200	$2,764	$2,964

Fiscal 2001 Restructuring Activities

     During the second quarter of fiscal 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $0.8 million facilities balance as of December 26, 2004 is expected to be paid by January, 2006.

NOTE 13 — SUBSEQUENT EVENT

     On January 25, 2005, the California State Board of Equalization ruled that the Company is entitled to receive a refund of $8.7 million for previously paid sales and use tax expended for its manufacturing operations. The Company is currently evaluating the impact of this ruling and the pending refund on its financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 27, 2004, our quarterly report on Form 10-Q for the quarter ended September 26, 2004, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 27, 2004 and Form 10-Q for the three months ended September 26, 2004 for a full understanding of our financial position and results of operations for the three and six months ended December 26, 2004.

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

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the past three business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and six months ended December 26, 2004 may not necessarily be indicative of future operating results.

New Orders

     New orders recorded into backlog during the three and six months ended December 26, 2004 were approximately $387 million and $816 million, respectively. Regional geographic breakdown of new orders is as follows:

	Three Months	Six Months
	Ended	Ended
	December 26,	December 26,
	2004	2004
North America	14%	17%
Europe	9%	14%
Asia Pacific	25%	26%
Korea	40%	27%
Japan	12%	16%

     Indicators of customer demand for wafer processing equipment improved in the quarter ended September 28, 2003 and continued through the quarter ended September 26, 2004. New orders for the quarter ended December 26, 2004 decreased by approximately 10% compared to the quarter ended September 26, 2004.

     The basis for our new orders is defined by our backlog policy. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. We schedule production of our systems based upon purchase orders in backlog and our customers’ delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices have been agreed upon, and shipment of systems is expected within one year. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts. Unshipped orders in backlog were approximately $456 million as of December 26, 2004.

Revenue

	Three Months Ended			Six Months Ended
	December 26,	December 28,	Percent	December 26,	December 28,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Revenue	$379,800	$191,508	98.3%	$799,349	$375,246	113.0%

     Revenue increased significantly in both the three and six months ended December 26, 2004 as compared with the same periods in the prior year. These increases reflected an improved market environment which was evidenced by expanded levels of capital investments by semiconductor manufacturers, changes in customer demand, and customer acceptance cycle times. Our deferred revenue balance was $123.0 million as of December 26, 2004. The value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $53 million as of December 26, 2004. These shipments are classified as inventory at cost until title transfer.

     Our current estimate for revenues for the March 2005 quarter is approximately $340 million to $355 million, reflecting our expectations for customer demand and customer acceptance cycle times.

     Regional geographic breakdown of revenue is as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
North America	14%	20%	15%	23%
Europe	12%	17%	10%	21%
Asia Pacific	42%	45%	51%	40%
Korea	15%	6%	10%	7%
Japan	17%	12%	14%	9%

Gross Margin

	Three Months Ended			Six Months Ended
	December 26,	December 28,	Percent	December 26,	December 28,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Gross Margin	$198,902	$87,215	128.1%	$413,663	$165,733	149.6%
Percent of total revenue	52.4%	45.5%		51.7%	44.2%

     Our gross margin as a percent of total revenue has increased in each of the last eight quarters to reach 52.4% in the quarter ended December 26, 2004. The increase during both the quarter and six months ended December 26, 2004 as compared with the same periods in the prior year is primarily due to sales volume growth and improved utilization of factory and field resources. In addition, continued expense control, asset management, focus on installation and warranty and the mix of our business contributed to the improvement.

     During the March 2005 quarter, we expect gross margin as a percent of revenue will be from approximately 48% to 49%.

Research and Development

	Three Months Ended			Six Months Ended
	December 26,	December 28,	Percent	December 26,	December 28,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Research and Development	$47,057	$39,078	20.4%	$97,415	$77,604	25.5%
Percent of total revenue	12.4%	20.4%		12.2%	20.7%

     We continue to invest significantly in research and development while focusing on opportunities to improve the efficiency and effectiveness of our spending. Our investments have been aimed at strengthening our product and services portfolio via the introduction of next-generation products as well as enhancing our existing offerings. The growth in absolute spending levels during the three and six months ended December 26, 2004 as compared to the same periods in the prior year is primarily due to increases in salary and benefits costs of approximately $1 million and $4 million, respectively, due to planned increases of employee base compensation and headcount increases as well as roughly $4 million and $8 million, respectively, due to incentive-based benefits triggered by higher profits. R&D supplies expense also increased approximately $2 million during the quarter ended December 26, 2004 and $6 million during the six-month period ended December 26, 2004, as compared to the same periods in the prior year, in support of the enhancement of our product offerings and development of next-generation products.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 26,	December 28,	Percent	December 26,	December 28,	Percent
	2004	2003	Change	2004	2003	Change
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$43,275	$34,141	26.8%	$86,402	$68,134	26.8%
Percent of total revenue	11.4%	17.8%		10.8%	18.2%

     Increases in selling, general and administrative (SG&A) expenses during the quarter ended December 26, 2004 as compared with the quarter ended December 28, 2003 were primarily due to increases in salary and benefits costs of approximately $1 million due to planned increases of employee base compensation and headcount increases as well as roughly $6 million due to incentive-based benefits triggered by higher profits.

     Increases during the six months ended December 26, 2004 as compared with the same period in the prior year were primarily due to increases in salary and benefits costs of approximately $2 million due to planned increases of employee base compensation and headcount increases as well as roughly $11 million due to incentive-based benefits triggered by higher profits, offset by approximately $3 million in compensation expense recorded in the quarter ended September 28, 2003 in connection with the modification of terms of a fixed stock option award previously issued to our Chairman and Chief Executive Officer. Certain discretionary information technology projects also contributed to the increase.

     We expect total operating expenses (R&D and SG&A) to modestly increase during the March 2005 quarter as compared with the quarter ended December 26, 2004.

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

     Prior to the end of each quarter noted above, we initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments recorded in the restructuring charges include facilities for which a contract was terminated in accordance with its terms and charges for facilities, or a portion of facilities we ceased to use, were based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, where these items were determined to have no future economic benefit to us and have been abandoned.

     As of December 26, 2004, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
Fiscal 2004 restructurings	$—	$1,897	$1,897
Fiscal 2003 restructurings	—	5,754	5,754
Fiscal 2002 restructurings	200	2,764	2,964
Pre-fiscal 2002 restructurings	—	842	842

Balance at December 26, 2004	200	11,257	11,457

Less: portion included in other current liabilities	200	4,685	4,885

Included in long-term liabilities	$—	$6,572	$6,572

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2004 Restructuring Activities

     Our fiscal 2004 restructuring activities included reducing our workforce by less than 40 employees, primarily in North America and Europe and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to our operations. The employees were from a range of functions and at multiple levels of the organization.

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

     We recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal 2004. Charges during the year were partially offset by the recovery of $1.5 million of previously accrued expenses related to the remaining lease payments on vacated facilities in Japan. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.

     As a result of the fiscal 2004 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $0.3 million from the March 2004 Plan, $0.7 million from the December 2003 Plan and $0.5 million from the September 2003 Plan. The majority of the savings are expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings from the Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through December 26, 2004, we believe actual savings from these Plans are largely consistent with original estimated quarterly savings.

     The following is a table summarizing restructuring activities relating to our fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$30	$2,077	$2,107
Cash payments	(30)	(180)	(210)

Balance at December 26, 2004	$—	$1,897	$1,897

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

     As a result of the fiscal 2003 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. The majority of the savings were expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings were primarily from lower payroll, facilities, and depreciation expenses. Through December 26, 2004, we believe realized savings are consistent with original forecasts. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from these Plans.

     The following is a table summarizing restructuring activities relating to our fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(183)	(697)	(880)

Balance at December 26, 2004	$—	$5,754	$5,754

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

     The following is a table summarizing restructuring activities relating to our fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$389	$3,496	$3,885
Cash payments	(189)	(732)	(921)

Balance at December 26, 2004	$200	$2,764	$2,964

Fiscal 2001 Restructuring Activities

     During the second quarter of fiscal 2003, we completed the remaining elements of our restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $0.8 million facilities balance as of December 26, 2004 is expected to be paid by January, 2006.

Other Income, net

     Other income, net consisted of the following:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2004	2003	2004	2003
		(in thousands)
Interest income	$3,189	$2,238	$5,582	$4,950
Interest expense	(444)	(783)	(987)	(1,369)
Foreign exchange gain (loss)	(117)	(185)	306	(307)
Debt issue cost amortization	—	(425)	—	(850)
Charitable contributions	(1,250)	—	(3,250)	—
Other, net	(80)	(372)	(345)	(507)

	$1,298	$473	$1,306	$1,917

     Interest income increased during both the three and six months ended December 26, 2004 primarily due to an increase in interest rate yields as compared to the same periods in the prior year. Interest expense and debt issue cost amortization decreased as a result of the early retirement of our convertible subordinated 4% notes in June 2004. We elected to make charitable contributions of $1.3 million and $3.3 million during the three and six months ended December 26, 2004, respectively and announced in January 2005 a matching gift program for employees who wish to support the global relief efforts to assist tsunami victims.

Income Tax Expense

     Our effective tax rate was 25% for the six months ended December 26, 2004 and December 28, 2003. The effective tax rate for the quarter ended December 26, 2004 of 24% reflects the impact of a reduction in the estimated effective tax rate for the year from 26% to 25%. The decrease in the effective tax rate primarily resulted from the research and development tax credit extension signed into law on October 4, 2004. Our effective tax rate reflects the underlying profitability of the Company, the source of profits and the respective U.S. and non-U.S. tax rates imposed. Our fiscal 2005 tax rate estimate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits. We have implemented strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our expectations of the level, timing, and sources of future revenues and profits.

     On October 22, 2004 the American Jobs Creation Act (AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either fiscal 2005 or 2006. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the AJCA, we believe the range of possible amounts that we may consider for repatriation under this provision is between zero and $500 million. The potential range of related income tax that may be incurred as a result of the repatriation is between zero and $51.25 million.

Deferred Income Taxes

     We had gross deferred tax assets arising from temporary differences, net operating losses, and tax credit carryforwards of $251.7 million and $303.3 million as of December 26, 2004 and June 27, 2004, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $26.3 million and a valuation allowance of $67.8 million as of December 26, 2004 and June 27, 2004. Total deferred tax assets net of valuation allowance decreased by $51.6 million from June 27, 2004 to December 26, 2004 due to the utilization of net operating loss tax assets against our tax profits. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional or less valuation allowances, if any, in subsequent quarters.

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

     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.

     Inventory Valuation : Inventories are stated at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail.

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

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the three and six months ended December 26, 2004, all warranty obligations have been determined with reasonable estimates.

     In addition to the provision of standard warranties, we offer customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

     Employee Stock Purchase Plan and Employee Stock Option Plans: We account for our employee stock purchase plan (ESPP) and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB 25) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and make pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Our ESPP is a non-compensatory plan, and our stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Please see Recent Accounting Pronouncements below regarding the provisions of Statement of Financial Accounting Standards No. 123(R) which will become effective during our quarter ending September 25, 2005.

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

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, (FSP) EITF Issue 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF 03-01. We are currently evaluating the impact, if any, of adopting EITF 03-01.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in fiscal year 2006 and its adoption is not expected to have a significant impact on our results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the first interim or annual period after June 15, 2005, with early adoption permitted. We have no plans for early adoption.

     The effects of the adoption of SFAS No. 123(R) on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of employee stock options which may be granted in the future, the future market value and volatility of our stock price, movements in the risk free rate of interest, stock option exercise and forfeiture patterns, and the stock option valuation model used to estimate the fair value of each option. As a result of these variables it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123(R) on our results of operations and financial position. Note 3 herein provides an indication of the effects of adoption assuming the use of the Black Scholes option pricing model and the assumptions detailed therein to estimate the fair value of employee stock options and employee stock purchase plan awards upon the results of operations for the three and six months ended December 26, 2004 and December 28, 2003.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply its provisions prospectively upon adoption and its adoption is not expected to have a significant impact on our results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 26, 2004, we had $761.9 million in cash, cash equivalents, short-term investments, and restricted cash compared with $541.9 million at June 27, 2004 as a result of our profitability and continued focus on working capital management. During the six months ended December 26, 2004, cash and cash equivalents increased by $162.8 million as a result of cash provided by operating activities of $190.7 million and cash provided by financing activities of $41.9 million, partially offset by cash used for investing activities of $72.7 million.

Cash Flows From Operating Activities

     Net cash provided by operating activities was $190.7 million during the six months ended December 26, 2004, which consisted of net income for the period of $173.4 million, adjusted for non-cash charges of $66.1 million and uses of working capital of $48.7 million. Non-cash charges include items such as the decrease in deferred income taxes of $51.6 million and $12.9 million of depreciation and amortization.

     Significant changes in assets and liabilities during the six months ended December 26, 2004 include an increase of $99.9 million in accounts receivable due to increased sales volumes. We have an agreement with a financial institution that enables us to sell certain U.S. dollar-denominated accounts receivable. These sales of accounts receivable are intended to accelerate the collection of cash. The amount of these accounts receivable that were sold and remained uncollected as of December 26, 2004 was $45.8 million. Trade payables decreased by $29.3 million due to a decline in purchasing activity during the period as well as the timing of payments. Accrued liabilities increased by $40.7 million primarily due to increased warranty reserves on higher sales volumes, increased variable-based compensation accruals, and an increase in charitable contributions.

Cash Flows from Investing Activities

     Net cash used for investing activities during the six months ended December 26, 2004 was $72.7 million and consisted of net purchases of $58.7 million of short-term investments in addition to net capital expenditures of $14.0 million which consisted primarily of engineering and manufacturing equipment.

Cash Flows from Financing Activities

     Net cash provided by financing activities during the six months ended December 26, 2004 was $41.9 million due to net proceeds from the issuance of our common stock from stock option exercises and employee stock purchase plan (ESPP) purchases.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 26, 2004 are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.

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

Commitments

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

	Restructuring	Operating	Purchase
	Liabilities	Leases	Obligations	Total
		(in thousands)
Payments due by period:
Less than 1 year	$4,885	$13,697	$122,355	$140,937
1-3 years	5,104	17,247	58,938	$81,289
4-5 years	1,439	102,746	34,348	$138,533
Over 5 years	29	855	1,098	$1,982

Total	$11,457	$134,545	$216,739	$362,741

Restructuring Liabilities

     Our total restructuring reserves as of December 26, 2004 were $11.5 million, including $0.2 million of severance and benefits-related costs and $11.3 million related to lease payments on vacated buildings. Through cash generated from operations, we expect $4.9 million to be paid over the next twelve months and $6.6 million to be paid between fiscal 2006 and fiscal 2010. Please see the related discussion in “Restructuring Activities” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     In March and June of 2003, lease agreements relating to certain properties at our Fremont, California campus were transferred to a new lessor, amended, combined and restated. As part of the lease agreements, we have the option to purchase the buildings at any time for a total purchase price for all properties related to these leases of approximately $112.5 million. In addition, we are required to guarantee the lessors a residual value on the properties of up to $98.7 million at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). At the time of the June amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of our past restructuring activities, and the non-cash loss was recorded as a restructuring charge during fiscal 2003. As a result, we recorded a $1.0 million liability for the loss on the leased property. We maintain cash collateral of $112.5 million as part of the lease agreements as of December 26, 2004 in separate, specified interest-bearing accounts which is recorded as restricted cash in our consolidated balance sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation 46, “Consolidation of Variable Interest Entities”, and is therefore not consolidated by us. The $98.7 million residual value guarantee is included in the table above.

     The remaining $35.8 million primarily relates to non-cancelable facility-related operating leases expiring at various dates through 2021.

Purchase Obligations

     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at December 26, 2004 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as Lam inventory until title is transferred to us or our purchase obligation is determined. At December 26, 2004, vendor owned inventories held at our locations and not reported as Lam inventory were approximately $16.1 million.

Risk Factors

     In addition to the other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, or should be attached, to the order in which the risk factors appear.

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

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems

     System sales constitute a significant portion of our total revenue. Our systems can typically range in price from approximately $0.4 million to $5.0 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

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

     Our international sales depend, in large part, on our ability to obtain export licenses from the U.S. Government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan and the United States, that political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asia-Pacific region. A significant trade disruption in these areas could have a material, adverse impact on our future revenue and profits.

     We currently enter into foreign currency forward contracts to minimize the short-term impact of exchange rate fluctuations on Japanese Yen-denominated assets and will continue to enter into hedging transactions for the purposes outlined in the foreseeable future.

Our financial results may be adversely impacted by higher than expected tax rates or exposure to additional income tax liabilities

     As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominately in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further, if we elect to repatriate cash held outside the United States pursuant to the American Jobs Creation Act of 2004, our tax rate may increase even if by a lesser amount than without such legislation.

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

ITEM 4. Controls and Procedures

     As of the close of our quarter ended December 26, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 13a-15. Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company made no share repurchases during the quarter ended December 26, 2004. The dollar value of shares that may yet be purchased under our currently authorized share repurchase program is $250 million.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 4, 2004.

     Out of 135,779,483 shares of Common Stock (as of the record date of September 10, 2004) entitled to vote at the meeting, 125,246,423 shares were present in person or by proxy.

     The results of voting on the following items were as set forth below:

     The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
James W. Bagley	107,040,738	18,205,685
David G. Arscott	102,764,910	22,481,513
Robert M. Berdahl	107,040,972	18,205,451
Richard J. Elkus, Jr.	107,048,279	18,198,144
Jack R. Harris	102,777,770	22,468,653
Grant M. Inman	102,769,181	22,477,242

Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for the fiscal year ending June 26, 2005:

	IN FAVOR	AGAINST	ABSTAIN
Beneficial Vote:	124,884,940	202,472	33,468
Registered Vote:	115,190	10,353	0
Total Shares Voted:	125,000,130	212,825	33,468
% of Voted Shares:	99.89%	0.16%	0.02%
% of Outstanding Shares:	92.06%	0.15%	0.02%

ITEM 5. Other Information

a) The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.”

Adoption of Executive Incentive Plan Performance Goals for the first Half of Calendar Year 2005

     Pursuant to the Company’s 2004 Executive Incentive Plan (the “Incentive Plan”), the independent members of Lam’s Board of Directors met on January 31, 2005 and established target incentive amounts and a scale of performance goals for the first half of calendar year 2005 for James W. Bagley, and the Compensation Committee met on the same day and established target incentive amounts and a scale of performance goals for the first half of calendar year 2005 for Stephen G. Newberry. Each was assigned a target incentive amount of 100% of his salary for the period. Actual incentive awards may range from zero to 2.25 times the target amounts based on both corporate and individual performance. To the extent that the actual performance (whether corporate or individual) falls below median performance targets, incentive awards are determined as a declining percentage of the target incentive amounts. No incentive awards are paid under the Incentive Plan if predetermined minimum financial performance targets are not met. The performance goals included financial, operating and marketing objectives. Financial goals included revenue, gross margin, operating profit, and cash generation targets. Non-financial targets included certain market position objectives and Sarbanes-Oxley Section 404 certification.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

     (b) Reports on Form 8-K

        On November 9, 2004, Lam Research Corporation (the Company) filed a current report on Form 8-K announcing that, effective June 27, 2005, the Company’s current chairman and chief executive officer, James W. Bagley, will transition from the role of chief executive officer. Mr. Bagley will continue his duties as chairman of the Board of Directors and remain an executive officer of the Company. Effective June 27, 2005, the Company’s current president and chief operating officer, Stephen G. Newberry, will become chief executive officer and president of the Company. The position of chief operating officer will not be filled.

LAM RESEARCH CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2005

LAM RESEARCH CORPORATION

(Registrant)
/s/ Martin B. Anstice
Martin B. Anstice
Vice President, Finance,
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)