Form 10-Q
period 2005-03-27
LAM RESEARCH CORP
filed 2005-05-05
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005 or

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

     As of April 27, 2005, there were 138,601,642 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 27,	June 27,
	2005	2004
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$436,462	$163,403
Short-term investments	289,830	266,069
Accounts receivable, net	257,496	245,508
Inventories	120,353	108,249
Deferred income taxes	68,386	102,731
Prepaid expenses and other current assets	11,353	10,428

Total current assets	1,183,880	896,388
Property and equipment, net	43,167	42,444
Restricted cash	112,468	112,468
Deferred income taxes	102,685	106,505
Other assets	40,821	40,821

Total assets	$1,483,021	$1,198,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$64,242	$93,394
Accrued expenses and other current liabilities	224,238	172,343
Deferred profit	86,872	108,369
Current portion of long-term liabilities	—	2,500

Total current liabilities	375,352	376,606
Long-term liabilities less current portion	3,318	9,554

Total liabilities	378,670	386,160
Commitments and contingencies
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 139,554 shares at March 27, 2005 and 134,988 shares at June 27, 2004	140	135
Additional paid-in capital	749,134	628,076
Deferred stock-based compensation	(1,334)	(1,839)
Treasury stock, at cost, 3,634 shares at March 27, 2005 and 1,385 shares at June 27, 2004	(87,535)	(19,742)
Accumulated other comprehensive loss	(9,988)	(15,283)
Retained earnings	453,934	221,119

Total stockholders’ equity	1,104,351	812,466

Total liabilities and stockholders’ equity	$1,483,021	$1,198,626

(1)	Derived from June 27, 2004 audited financial statements.

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
Total revenue	$349,337	$231,128	$1,148,686	$606,374
Cost of goods sold	174,767	125,337	560,453	336,179
Cost of goods sold — restructuring recoveries	—	(322)	—	(1,651)

Total cost of goods sold	174,767	125,015	560,453	334,528

Gross margin	174,570	106,113	588,233	271,846

Research and development	47,226	42,914	144,641	120,518
Selling, general and administrative	34,518	37,218	120,920	105,352
Restructuring charges, net	14,201	1,317	14,201	8,327

Total operating expenses	95,945	81,449	279,762	234,197

Operating income	78,625	24,664	308,471	37,649
Other income, net	643	877	1,949	2,794

Income before income taxes	79,268	25,541	310,420	40,443
Income tax expense	19,817	6,385	77,605	10,110

Net income	$59,451	$19,156	$232,815	$30,333

Net income per share:
Basic net income per share	$0.42	$0.14	$1.69	$0.23

Diluted net income per share	$0.41	$0.13	$1.64	$0.22

Number of shares used in per share calculations:
Basic	139,967	133,251	137,566	130,893

Diluted	144,756	147,365	142,362	138,527

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 27,	March 28,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,815	$30,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,008	18,221
Amortization	1,204	3,750
Deferred income taxes	38,165	3,445
Restructuring charges, net	14,201	6,676
Amortization of premiums on securities	2,614	2,958
Amortization of deferred stock-based compensation	367	3,051
Income tax benefit from stock option exercises	30,353	—
Other, net	17	722
Change in other working capital accounts	(45,698)	5,589

Net cash provided by operating activities	292,046	74,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,623)	(11,011)
Purchases of available-for-sale securities	(179,817)	(418,475)
Sales and maturities of available-for-sale securities	152,073	431,456
Other, net	—	(200)

Net cash (used for)/provided by investing activities	(46,367)	1,770

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments and redemptions on long-term debt and capital lease obligations	—	(12)
Treasury stock purchases	(67,793)	—
Reissuances of treasury stock	—	9,057
Proceeds from issuance of common stock	90,848	54,862

Net cash provided by financing activities	23,055	63,907

Effect of exchange rate changes on cash	4,325	1,314
Net increase in cash and cash equivalents	273,059	141,736
Cash and cash equivalents at beginning of period	163,403	167,343

Cash and cash equivalents at end of period	$436,462	$309,079

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
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

     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2005 and includes 52 weeks. The quarter ended March 27, 2005 and the quarter ended March 28, 2004 both included 13 weeks.

     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal 2005 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, (FSP) EITF Issue 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF 03-01. The Company is currently evaluating the impact, if any, of adopting EITF 03-01.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective for Lam for fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 123(R) will be effective for the Company beginning with the quarter ended September 25, 2005, and the Company has no plans for early adoption.

     The effects of the adoption of SFAS No. 123(R) on the Company’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of the Company’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. The Company is currently evaluating all of these variables, including expected volatility, in the design of its equity compensation program as well as the accounting requirements under SFAS No. 123(R) and SAB 107. Accordingly, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123(R) on the Company’s results of operations and financial position. However, the Company believes that the quarterly expense will range from $4 million to $11 million, net of taxes.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply its provisions prospectively upon adoption, and its adoption is not expected to have a significant impact on the Company’s results of operations or financial position.

NOTE 3 — STOCK-BASED COMPENSATION PLANS

     The Company has adopted stock-based compensation plans that provide for the grant to employees of various equity incentive awards, including options to purchase shares of Lam common stock. In addition, these plans permit the grant of nonstatutory stock options to paid consultants and provide for the automatic grant of nonstatutory stock options to outside directors. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its common stock.

     The Company currently accounts for its stock option plans and stock purchase plan under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and FASB Interpretation (FIN) 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN 44). Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” as if the Company had accounted for its stock option and stock purchase plans under the fair value method of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 and SFAS No. 148:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income — as reported	$59,451	$19,156	$232,815	$30,333
Add: compensation expense recorded under APB 25, net of tax	53	212	275	2,288
Deduct: SFAS No. 123 compensation expense, net of tax	3,270	6,297	13,469	20,881

Net income — pro forma	$56,234	$13,071	$219,621	$11,740

Basic net income per share — as reported	$0.42	$0.14	$1.69	$0.23
Basic net income per share — pro forma	0.40	0.10	1.60	0.09
Diluted net income per share — as reported	0.41	0.13	1.64	0.22
Diluted net income per share — pro forma	$0.39	$0.09	$1.54	$0.08

     For pro forma purposes, the estimated fair value of the Company’s stock-based awards is amortized over the options’ vesting period (for options) and the respective four, eight, or twelve-month purchase periods (for stock purchases under the employee stock purchase plan). The fair value of the Company’s stock options and stock purchase plan awards were estimated using a Black-Scholes option valuation model. The model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The fair value of all of the Company’s stock-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. The fair value of the Company’s stock-based awards granted in the three and nine-month periods of fiscal 2005 and fiscal 2004 was estimated using the following weighted-average assumptions:

	Options				ESPP
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (years)	3.3	3.4	3.6	3.2	0.7	0.8	0.6	0.5
Expected stock price volatility	74%	74%	74%	74%	74%	74%	74%	74%
Risk-free interest rate	3.1%	2.1%	2.9%	2.0%	2.9%	2.0%	2.9%	2.0%

NOTE 4 — INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following:

	March 27,	June 27,
	2005	2004
	(in thousands)
Raw materials	$53,458	$45,070
Work-in-process	28,612	41,353
Finished goods	38,283	21,826

	$120,353	$108,249

NOTE 5 — PROPERTY AND EQUIPMENT

     Property and equipment, net, consist of the following:

	March 27	June 27,
	2005	2004
	(in thousands)
Manufacturing, engineering and office equipment	$99,182	$98,046
Computer equipment and software	63,595	59,062
Leasehold improvements	41,244	41,256
Furniture and fixtures	4,990	3,204

	209,011	201,568
Less: accumulated depreciation and amortization	(165,844)	(159,124)

	$43,167	$42,444

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

	March 27,	June 27,
	2005	2004
	(in thousands)
Accrued compensation	$91,941	$76,896
Warranty reserves	38,571	28,401
Income and other taxes payable	29,925	33,972
Restructuring reserves	21,675	5,093
Other	42,126	27,981

	$224,238	$172,343

NOTE 7 — OTHER INCOME, NET

     The significant components of other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
	(in thousands)
Interest income	$4,812	$2,437	$10,394	$7,387
Interest expense	(421)	(627)	(1,408)	(1,996)
Foreign exchange gain (loss)	(3,353)	258	(3,047)	(49)
Debt issue cost amortization	—	(425)	—	(1,275)
Charitable contributions	—	—	(3,250)	—
Other, net	(395)	(766)	(740)	(1,273)

	$643	$877	$1,949	$2,794

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

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator:
Numerator for basic net income per share	$59,451	$19,156	$232,815	$30,333

Add:
Interest expense on convertible subordinated 4% notes, net of income taxes	—	434	—	—

Numerator for diluted net income per share	$59,451	$19,590	$232,815	$30,333

Denominator:
Basic average shares outstanding	139,967	133,251	137,566	130,893
Effect of potential dilutive securities:
Employee stock plans and warrant	4,789	7,437	4,796	7,634
Assumed conversion of convertible subordinated 4% notes	—	6,677	—	—

Diluted average shares outstanding	144,756	147,365	142,362	138,527

Net income per share - Basic	$0.42	$0.14	$1.69	$0.23

Net income per share - Diluted	$0.41	$0.13	$1.64	$0.22

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company’s common stock for the period. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
	(in thousands)
Number of potential dilutive securities excluded	955	1,488	3,915	1,615

     In addition, during the nine months ended March 28, 2004, 6.7 million potential dilutive securities related to the Company’s convertible subordinated 4% notes were excluded for purposes of computing diluted net income per share because the effect would have been antidilutive. These Notes were repaid in June, 2004, two years prior to their maturity.

NOTE 9 — COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
	(in thousands)
Net income	$59,451	$19,156	$232,815	$30,333
Foreign currency translation adjustment	4,855	251	6,664	1,724
Unrealized gain (loss) on fair value of derivative financial instruments, net	(43)	(183)	(126)	(293)
Unrealized gain (loss) on financial instruments, net	(1,804)	633	(1,650)	154
Reclassification adjustment for loss (gain) on financial instruments included in earnings	188	(5)	407	(293)

Comprehensive income	$62,647	$19,852	$238,110	$31,625

     The balance of accumulated other comprehensive loss is as follows:

	March 27,	June 27,
	2005	2004
	(in thousands)
Accumulated foreign currency translation adjustment	$(6,681)	$(13,345)
Accumulated unrealized loss on fair value of derivative financial instruments, net	(76)	—
Accumulated unrealized loss on financial instruments	(3,231)	(1,938)

Accumulated other comprehensive loss	$(9,988)	$(15,283)

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

     In March and June of 2003, the Company transferred certain lease agreements relating to various properties at its Fremont, California campus to a new lessor. These agreements require the Company to guarantee residual values of the leased properties to the lessor at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs) of up to $98.7 million ($48.4 million for March 2003 and $50.3 million for June 2003). The terms of the guarantees are equal to the remaining terms of the related lease agreements. Under the accounting provisions of FIN 45, the Company recognized a liability of approximately $1.0 million ($0.5 million in March 2003 and $0.5 million in June 2003) for the related residual value guarantees under the leases. The value of these guarantees was determined by computing the estimated present value of the respective probability-weighted cash flows that might be expended under the guarantees over the respective leases’ terms, and was discounted using the Company’s risk adjusted borrowing rate of approximately 2%. The values of these respective guarantees have been recorded as prepaid rent, with the offset recorded as a liability, and the amounts are being amortized to income (for the liability) and to expense (for the prepaid rent) on a ratable basis over the five-year period of the leases. The total value of these guarantees as of March 27, 2005 was $ 0.6 million.

     During the quarter ended March 27, 2005, the Company recognized additional liabilities of $14.2 million in connection with its guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. During the March 2005 quarter, the Company contacted the lessor regarding the marketing of these facilities for sale. Please see Note 12 for additional discussion on the amount due and expected timing of payments.

     The Company has issued certain indemnifications to its lessors under some of its operating lease agreements, such as, indemnification for various environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of March 27, 2005, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     The Company has an agreement with a financial institution that guarantees payment of its Japanese subsidiary’s overdraft protection obligation. At March 27, 2005, the maximum potential amount of future payments the Company could be required to make under this agreement was approximately $2.9 million, although the Company’s Japanese subsidiary did not owe any amounts under this agreement.

     The Company has an agreement enabling it to sell to a financial institution certain U.S. Dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company insures these sold receivables for approximately 90% of their value and guarantees payment of the remaining uninsured receivable value in the event that the payment obligation is not satisfied. Based on historical payment patterns, the Company has experienced negligible default on payment obligations and therefore, believes the risk of loss from default is minimal. The terms of these guarantees are from 90 days past the due date of the receivable, until collected. At March 27, 2005 the maximum potential amount of future payments the Company could be required to make under this agreement is approximately $3.6 million. As of March 27, 2005, the Company has not recorded any liability in connection with these guarantees, as the Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.

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

     Changes in the Company’s product warranty reserves during the nine months ended March 27, 2005 and March 28, 2004, were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	15,429
Settlements made during the period	(11,405)
Change in liability for pre-existing warranties during the period, including expirations	(2,851)

Balance at March 28, 2004	$18,158

(in thousands)
Balance at June 27, 2004	$28,401
Warranties issued during the period	32,383
Settlements made during the period	(15,547)
Change in liability for pre-existing warranties during the period, including expirations	(6,666)

Balance at March 27, 2005	$38,571

NOTE 11 — DERIVATIVE INSTRUMENTS AND HEDGING

     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The Company has a policy that allows the use of derivative financial instruments, specifically foreign currency forward exchange rate contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue transactions denominated in Japanese Yen and other foreign currency denominated assets. The Company does not use derivatives for trading or speculative purposes.

     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated sales, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Each period, hedges are tested for effectiveness by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. No gain or loss was recorded in the three and nine month periods ended March 27, 2005 and during the three months ended March 28, 2004 associated with forecasted transactions that failed to occur. A net gain of $0.3 million during the nine months ended March 28, 2004 was recognized in Other Income and Expense associated with cash flow hedges where the original forecasted transactions did not occur within the specified hedge period.

     At March 27, 2005, the Company expects to reclassify the entire amount of $76,000 accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated receivable balances. Under SFAS 133, these forward contracts are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables.

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

     Prior to the end of each quarter noted above, the Company initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments recorded in the restructuring charges include facilities for which a contract was terminated in accordance with its terms and charges for facilities, or a portion of facilities the Company ceased to use. Expenses were based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, where these items were determined to have no future economic benefit to the Company and have been abandoned.

     As of March 27, 2005, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
Fiscal 2004 restructurings	$—	$11,789	$11,789
Fiscal 2003 restructurings	—	5,394	5,394
Fiscal 2002 restructurings	200	6,351	6,551
Pre-fiscal 2002 restructurings	—	612	612

Balance at March 27, 2005	200	24,146	24,346

Less: portion included in other current liabilities	200	21,475	21,675

Included in long-term liabilities	$—	$2,671	$2,671

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2005 Activity

     During the quarter ended March 27, 2005, the Company recognized additional liabilities of $14.2 million in connection with its guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. During the March 2005 quarter, the Company contacted the lessor regarding the marketing of these facilities for sale. The Company concluded, under the provisions of SFAS No. 5, “Accounting for Contingencies”, that a liability had been incurred. This transaction resulted in an increase of $10.2 million and $4.0 million to the Company’s Fiscal 2004 and Fiscal 2002 restructuring plans accruals, respectively, as noted in the tables below. These amounts are included in accrued expenses and other current liabilities in the Condensed

Consolidated Balance Sheet as the Company expects payment to occur within the next twelve months.

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

     The Company recorded net restructuring charges during fiscal 2004 of approximately $6.7 million, consisting of severance and benefits for involuntarily terminated employees of $1.2 million, charges for the present value of remaining lease payments on vacated facilities of $2.8 million, and the write-off of related leasehold improvements of $1.6 million. The Company also recorded a charge of approximately $1.0 million due to the cancellation of a lease agreement related to one of its facilities in Japan and $2.1 million for the write-off of related leasehold improvements.

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

     The fiscal 2005 restructuring charge of $10.2 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal 2005 Activity.

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$30	$2,077	$2,107
Fiscal 2005 restructuring charge	—	10,157	10,157
Cash payments	(30)	(445)	(475)

Balance at March 27, 2005	$—	$11,789	$11,789

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

The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(183)	(1,057)	(1,240)

Balance at March 27, 2005	$—	$5,394	$5,394

Fiscal 2002 Restructuring Activities

     The Company’s senior management committed to cost reduction and exit activities during fiscal 2002 through its December 2001 and September 2001 Plans and recorded restructuring charges during fiscal 2002 of approximately $54.8 million. The Company’s fiscal 2002 restructuring activities included reducing its workforce in North America, Europe, and Asia by approximately 1,020 people, vacating selected facilities at its Fremont, California campus deemed to be no longer required for its operations, the closure of certain offices in Asia, and discontinuance of the manufacture of specific products within its etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 83% from North America and approximately 17% from Europe and Asia Pacific locations.

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

     The fiscal 2005 restructuring charge of $4.0 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal 2005 Activity.

The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$389	$3,496	$3,885
Fiscal 2005 restructuring charge	—	4,044	4,044
Cash payments	(189)	(1,189)	(1,378)

Balance at March 27, 2005	$200	$6,351	$6,551

Fiscal 2001 Restructuring Activities

     During the second quarter of fiscal 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $0.6 million facilities balance as of March 27, 2005 is expected to be paid by January, 2006.

NOTE 13 – STOCK REPURCHASE PROGRAM

     In October, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permit the Company to repurchase shares through September 30, 2007. The Company plans to continue to execute the program. Share repurchases for the nine months ended March 27, 2005 were as follows:

			Maximum Amount
	Total Number		of $’s that May Yet
	of Shares	Total Cost of	Be Purchased Under
Period	Purchased	Repurchase	the Plan
	(in thousands)
Quarter Ending December 26, 2004	—	$—	$250,000
Quarter Ending March 27, 2005	2,250	67,793	$182,207

Total	2,250	$67,793

  ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 27, 2004, our quarterly report on Form 10-Q for the quarter ended December 26, 2004, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 27, 2004 and Form 10-Q for the three and six months ended December 26, 2004 for a full understanding of our financial position and results of operations for the three and nine months ended March 27, 2005.

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

     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over recent business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and nine months ended March 27, 2005 may not necessarily be indicative of future operating results.

New Orders

     New orders recorded into backlog during fiscal year 2005 were approximately:

Three Months Ended
March 27,	December 26,	September 26,
2005	2004	2004
(in millions)
$315	$387	$429

     Regional geographic breakdown of new orders is as follows:

	Three Months Ended
	March 27,	December 26,	September 26,
	2005	2004	2004
North America	16%	14%	20%
Europe	19%	9%	19%
Asia Pacific	29%	25%	26%
Korea	14%	40%	15%
Japan	22%	12%	20%

     Indicators of customer demand for wafer processing equipment improved in the quarter ended September 28, 2003 and continued through the quarter ended September 26, 2004. New orders for the quarter ended December 26, 2004 decreased by approximately 10% compared to the quarter ended September 26, 2004. New orders for the quarter ended March 27, 2005 decreased 19% sequentially. The March 2005 quarter sequential decline realized in Korea was tempered by new orders growth in Japan, Europe and Asia Pacific while North America remained essentially flat.

     The basis for recording new orders is defined in our backlog policy. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. Please refer to Item 1, Business, in our Annual Report on Form 10-K for the fiscal year ended on June 27, 2004 for additional information on our backlog policy. Unshipped orders in backlog were approximately $399 million as of March 27, 2005.

     We expect new orders for the quarter ending June 26, 2005 to remain essentially flat from the quarter ended March 27, 2005.

Revenue

	Three Months Ended			Nine Months Ended
	March 27,	December 26,	March 28,	March 27,	March 28,
	2005	2004	2004	2005	2004
	(in thousands)			(in thousands)
Revenue	$349,337	$379,800	$231,128	$1,148,686	$606,374

     Revenue for the quarter ended March 27, 2005 was consistent with our expectations and decreased approximately 8% sequentially as a function of the decline in new orders combined with customer acceptance cycle times around the world. Revenue increased significantly in both the three and nine months ended March 27, 2005 as compared with the same periods in the prior year. These increases reflected an improved market environment which was evidenced by expanded levels of capital investments by semiconductor manufacturers and customer acceptance cycle times. Our deferred revenue balance was $152.8 million as of March 27, 2005. The invoice value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue, until title transfers, was approximately $49 million as of March 27, 2005. These shipments are classified as inventory and carried at cost.

     Our current estimate for revenues for the June 2005 quarter ranges from $340 million to $360 million.

     Regional geographic breakdown of revenue is as follows:

	Three Months Ended			Nine Months Ended
	March 27,	December 26,	March 28,	March 27,	March 28,
	2005	2004	2004	2005	2004
North America	17%	14%	15%	15%	20%
Europe	13%	12%	19%	11%	20%
Asia Pacific	17%	42%	41%	41%	40%
Korea	35%	15%	12%	18%	9%
Japan	18%	17%	13%	15%	11%

Gross Margin

	Three Months Ended			Nine Months Ended
	March 27,	December 26,	March 28,	March 27,	March 28,
	2005	2004	2004	2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Gross Margin	$174,570	$198,902	$106,113	$588,233	$271,846
Percent of total revenue	50.0%	52.4%	45.9%	51.2%	44.8%

     Gross margin of 50.0% during the quarter ended March 27, 2005 exceeded our expectations of 48%-49%, primarily as a result of more efficient installation and warranty performance and our focus on field resource utilization. Gross margin during the March 2005 quarter decreased sequentially on lower revenues and a return to a more normal mix of customer configuration choices and material content.

     The increase during both the quarter and nine months ended March 27, 2005 as compared with the same periods in the prior year is primarily due to sales volume growth and improved utilization of factory and field resources. In addition, continued expense control, asset management, and our focus on installation and warranty contributed to the improvement.

     We expect gross margin as a percent of revenue will be approximately 50% in the June 2005 quarter.

Research and Development

	Three Months Ended			Nine Months Ended
	March 27,	December 26,	March 28,	March 27,	March 28,
	2005	2004	2004	2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Research and Development	$47,226	$47,057	$42,914	$144,641	$120,518
Percent of total revenue	13.5%	12.4%	18.6%	12.6%	19.9%

     We continue to invest significantly in research and development while focusing on opportunities to improve the efficiency and effectiveness of our spending. Our investments have been aimed at strengthening our product and services portfolio via the introduction of next-generation products as well as enhancing our existing offerings. As expected, R&D expenses for the quarter ended March 27, 2005 were essentially flat as compared with the quarter ended December 26, 2004. The growth in absolute spending levels during the three and nine months ended March 27, 2005 as compared to the same periods in the prior year is primarily due to increases in salary and benefits costs of approximately $1 million and $6 million, respectively, for planned increases of employee base compensation as well as roughly $2 million and $10 million, respectively, for incentive-based benefits triggered by higher profits. The remainder of the increase during the nine-month period ended March 27, 2005, as compared to the same period in the prior year, was primarily the result of an increase in R&D supplies expense of approximately $6 million.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 27,	December 26,	March 28,	March 27,	March 28,
	2005	2004	2004	2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$34,518	$43,275	$37,218	$120,920	$105,352
Percent of total revenue	9.9%	11.4%	16.1%	10.5%	17.4%

     SG&A expenses for the quarter ended March 27, 2005 decreased sequentially primarily as a result of the receipt of a tax refund of $8.0 million, net of professional fees incurred. The California State Board of Equalization issued this refund to us for previously paid sales and use tax. Excluding the tax refund, the underlying SG&A cost structure during the quarter ended March 27, 2005 remained essentially flat as compared with the quarter ended December 26, 2004. The decrease in SG&A expenses during the quarter ended March 27, 2005 as compared with the quarter ended March 28, 2004 includes the net tax refund noted above of $8.0 million, partially offset by increases in salary and benefits costs of approximately $2 million due to planned increases of employee base compensation and headcount increases as well as roughly $3 million due to incentive-based benefits triggered by higher profits.

     Increases during the nine months ended March 27, 2005 as compared with the same period in the prior year include increases in salary and benefits costs of approximately $4 million due to planned increases of employee base compensation as well as roughly $14 million due to incentive-based benefits triggered by higher profits, offset by the $8 million net tax refund noted above and approximately $3 million in compensation expense recorded in the quarter ended September 28, 2003 in connection with the modification of terms of a fixed stock option award previously issued to our Chairman and Chief Executive Officer. Certain discretionary information technology projects also contributed to the increase.

     We expect total operating expenses (R&D and SG&A) in the June 2005 quarter to be in the range of $93 million to $94 million primarily as a result of accelerated R&D investments in new products and product enhancement programs.

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

     Prior to the end of each quarter noted above, we initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments recorded in the restructuring charges include facilities for which a contract was terminated in accordance with its terms and charges for facilities, or a portion of facilities we ceased to use. Expenses were based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, where these items were determined to have no future economic benefit to us and have been abandoned.

As of March 27, 2005, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
Fiscal 2004 restructurings	$—	$11,789	$11,789
Fiscal 2003 restructurings	—	5,394	5,394
Fiscal 2002 restructurings	200	6,351	6,551
Pre-fiscal 2002 restructurings	—	612	612

Balance at March 27, 2005	200	24,146	24,346

Less: portion included in other current liabilities	200	21,475	21,675

Included in long-term liabilities	$—	$2,671	$2,671

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2010.

Fiscal 2005 Activity

     During the quarter ended March 27, 2005, we recognized additional liabilities of $14.2 million in connection with our guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. During the March 2005 quarter, we contacted the lessor regarding the marketing of these facilities for sale. We concluded, under the provisions of SFAS No. 5, “Accounting for Contingencies”, that a liability had been incurred. This transaction resulted in an increase of $10.2 million and $4.0 million to our Fiscal 2004 and Fiscal 2002 restructuring plans accruals, respectively, as noted in the tables below. These amounts are included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as we expect payment to occur within the next twelve months.

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

     As a result of the fiscal 2004 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $0.3 million from the March 2004 Plan, $0.7 million from the December 2003 Plan and $0.5 million from the September 2003 Plan. The majority of the savings are expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings from the Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through March 27, 2005, we believe actual savings from these Plans are largely consistent with original estimated quarterly savings.

     The fiscal 2005 restructuring charge of $10.2 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal 2005 Activity.

     The following is a table summarizing restructuring activities relating to our fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$30	$2,077	$2,107
Fiscal 2005 restructuring charge	—	10,157	10,157
Cash payments	(30)	(445)	(475)

Balance at March 27, 2005	$—	$11,789	$11,789

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

     As a result of the fiscal 2003 restructuring activities, we expect quarterly savings, relative to the cost structure immediately preceding the activities, of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. The majority of the savings were expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings were primarily from lower payroll, facilities, and depreciation expenses. Through March 27, 2005, we believe realized savings are consistent with original forecasts. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from these Plans.

     The following is a table summarizing restructuring activities relating to our fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(183)	(1,057)	(1,240)

Balance at March 27, 2005	$—	$5,394	$5,394

Fiscal 2002 Restructuring Activities

     Our senior management committed to cost reduction and exit activities during fiscal 2002 through our December 2001 and September 2001 Plans and recorded restructuring charges during fiscal 2002 of approximately $54.8 million. Our fiscal 2002 restructuring activities included reducing our workforce in North America, Europe, and Asia by approximately 1,020 people, vacating selected facilities at our Fremont, California campus deemed to be no longer required for our operations, the closure of certain offices in Asia, and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 83% from North America and approximately 17% from Europe and Asia Pacific locations.

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

     The fiscal 2005 restructuring charge of $4.0 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal 2005 Activity.

     The following is a table summarizing restructuring activities relating to our fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	TOTAL
Balance at June 27, 2004	$389	$3,496	$3,885
Fiscal 2005 restructuring charge	—	4,044	4,044
Cash payments	(189)	(1,189)	(1,378)

Balance at March 27, 2005	$200	$6,351	$6,551

Fiscal 2001 Restructuring Activities

     During the second quarter of fiscal 2003, we completed the remaining elements of our restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $0.6 million facilities balance as of March 27, 2005 is expected to be paid by January, 2006.

Other Income, net

     Other income, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 27,	December 26,	March 28,	March 27,	March 28,
	2005	2004	2004	2005	2004
	(in thousands)
Interest income	$4,812	$3,189	$2,437	$10,394	$7,387
Interest expense	(421)	(444)	(627)	(1,408)	(1,996)
Foreign exchange gain (loss)	(3,353)	(117)	258	(3,047)	(49)
Debt issue cost amortization	—	—	(425)	—	(1,275)
Charitable contributions	—	(1,250)	—	(3,250)	—
Other, net	(395)	(80)	(766)	(740)	(1,273)

	$643	$1,298	$877	$1,949	$2,794

     The sequential increase in interest income during the quarter ended March 27, 2005 was due primarily to the increase in cash balances while the increase during both the three and nine months ended March 27, 2005 as compared with the same periods in the prior year was primarily the result of an increase in interest rate yields. The increase in foreign exchange losses in both the three and nine months ended March 27, 2005 was primarily due to the Company’s exposure to U.S. dollar denominated assets held by non-U.S. dollar functional subsidiaries where certain foreign currencies, primarily the Taiwan Dollar and Singapore Dollar, strengthened against the U.S. dollar. Interest expense and debt issue cost amortization decreased due to the early retirement of our convertible subordinated 4% notes in June 2004.

Income Tax Expense

     Our effective tax rate was 25% for the three and nine months ended March 27, 2005 and March 28, 2004. Our effective tax rate reflects the underlying profitability of the Company, the region where profits are recorded and the respective tax rates imposed. Our fiscal 2005 tax rate estimate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits, and our expectations of earnings from operations in lower-tax jurisdictions throughout the world. We have implemented strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our forecasts of the level, timing, and sources of future revenues and profits.

     On October 22, 2004 the American Jobs Creation Act (AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated to the U.S., as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either fiscal 2005 or 2006. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the AJCA, we believe the range of possible amounts that we may consider for repatriation under this provision is between zero and $500 million. The potential range of related income tax that may be incurred as a result of the repatriation is between zero and $51 million.

Deferred Income Taxes

     We had gross deferred tax assets arising from temporary differences, net operating losses, and tax credit carryforwards of $265.2 million and $303.3 million as of March 27, 2005 and June 27, 2004, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $26.3 million and a valuation allowance of $67.8 million, both as of March 27, 2005 and June 27, 2004. Net deferred tax assets decreased by $38.2 million from June 27, 2004 to March 27, 2005 due to the utilization of net operating loss tax assets against our tax profits. This utilization was partially offset by an increase to our deferred tax assets due to the recognition of $30.4 million in tax benefits related to the exercise of employee stock options during the current fiscal year. Our judgment is that the benefit of these tax deductions are probable to be realized in the current fiscal year thus decreasing the amount of net operating loss we had previously expected to utilize. This entry had the effect of increasing our deferred tax assets as well as additional paid-in capital. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional or less valuation allowances, if any, in subsequent quarters.

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

     We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. Historically, including the three and nine months ended March 27, 2005, all warranty obligations have been determined with reasonable estimates.

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

     Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. We are currently evaluating all of the variables associated with the valuation of equity compensation including valuation model and volatility.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No.

107 (SAB 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective for us for fiscal years beginning after June 15, 2005, with early adoption permitted. SFAS No. 123(R) will be effective for us beginning with the quarter ended September 25, 2005, and we have no plans for early adoption.

     The effects of the adoption of SFAS No. 123(R) on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of our stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. We are currently evaluating all of these variables, including expected volatility, in the design of our equity compensation program as well as the accounting requirements under SFAS No. 123(R) and SAB 107. Accordingly, it is not yet possible to reliably estimate the effect of the adoption of SFAS No. 123(R) on our results of operations and financial position. However, we believe that the quarterly expense will range from $4 million to $11 million, net of taxes.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We will apply its provisions prospectively upon adoption, and its adoption is not expected to have a significant impact on our results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 27, 2005, we had $838.8 million in cash, cash equivalents, short-term investments, and restricted cash compared with $541.9 million at June 27, 2004 as a direct result of our profitability and working capital management. During the nine months ended March 27, 2005, cash and cash equivalents increased by $273.1 million, including cash provided by operating activities of $292.0 million and cash provided by financing activities of $23.1 million, partially offset by cash used for investing activities of $46.4 million.

Cash Flows From Operating Activities

     Net cash provided by operating activities of $292.0 million during the nine months ended March 27, 2005, consisted of (in thousands):

Net income	$232,815
Non-cash charges (restructuring, depreciation and amortization)	33,413
Income tax benefit of stock option exercises	30,353
Net decrease in deferred income taxes	38,165
Change in other working capital accounts	(45,698)
Other	2,998

$292,046

     Significant changes in assets and liabilities during the nine months ended March 27, 2005 include an increase of $11.6 million in net accounts receivable reflecting increased sales volumes. To accelerate the collection of cash, we continue to have an agreement with a financial institution that enables us to sell certain U.S. dollar-denominated accounts receivable. The amount of accounts receivable that were sold during the quarter ended March 27, 2005 and remained uncollected as of March 27, 2005 was $35.6 million. Trade payables decreased by $29.2 million due to reduced purchasing activity during the period. Deferred profit decreased by $21.8 million. Accrued liabilities increased by $27.4 million primarily due to increased warranty reserves on higher sales volumes, increased variable-based compensation accruals, and an increase in restructuring reserves related to additional liabilities recorded for facilities included in prior restructuring plans.

Cash Flows from Investing Activities

     Net cash used for investing activities during the nine months ended March 27, 2005 was $46.4 million and consisted of net purchases of $27.8 million of short-term investments in addition to net capital expenditures of $18.6 million which consisted primarily of engineering equipment.

Cash Flows from Financing Activities

     Net cash provided by financing activities during the nine months ended March 27, 2005 was $23.1 million including net proceeds of $90.8 million from the issuance of our common stock from stock option exercises and employee stock purchase plan purchases, partially offset by stock repurchases of $67.8 million.

     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program will permit us to repurchase shares through September 30, 2007. During the three months ended March 27, 2005 we repurchased 2,250,000 shares of common stock at a total price of $67.8 million. As of March 27, 2005, the total amount available for repurchase under this program was $182.2 million. We expect to continue to purchase shares under this program.

     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 27, 2005 are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.

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

	Restructuring	Operating	Purchase
	Liabilities	Leases	Obligations	Total
	(in thousands)
Payments due by period:
Less than 1 year	$21,675	$15,284	$105,691	$142,650
1-3 years	2,627	18,241	56,746	$77,614
4-5 years	44	74,938	29,988	$104,970
Over 5 years	—	1,027	1,094	$2,121

Total	$24,346	$109,490	$193,519	$327,355

Restructuring Liabilities

     Our total restructuring reserves as of March 27, 2005 were $24.3 million, including $0.2 million of severance and benefits-related costs and $24.1 million related to lease payments and minimum residual value guarantees on vacated buildings. Through cash generated from operations, we expect $21.7 million to be paid over the next twelve months and $2.6 million to be paid between fiscal 2006 and fiscal 2010. Please see the related discussion in “Restructuring Activities” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     In March and June of 2003, lease agreements relating to certain properties at our Fremont, California campus were transferred to a new lessor, amended, combined and restated. As part of the lease agreements, we have the option to purchase the buildings at any time for a total purchase price for all properties related to these leases of approximately $112.5 million. In addition, we are required to guarantee the lessors a residual value on the properties of up to $98.7 million at the end of the lease terms in fiscal 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). At the time of the June amendment, one of the leased property’s current fair value was less than its original cost by approximately $1.0 million. The leased property was a building that had been part of our past restructuring activities, and the non-cash loss was recorded as a restructuring charge during fiscal 2003. As a result, we recorded a $1.0 million liability for the loss on the leased property. We maintain cash collateral of $112.5 million as part of the lease agreements as of March 27, 2005 in separate, specified interest-bearing accounts which is recorded as restricted cash in our consolidated balance sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation 46, “Consolidation of Variable Interest Entities”, and is therefore not consolidated by us. The residual value guarantees are included in the table above. During the quarter ended March 27, 2005, we recognized additional liabilities of $14.2 million in connection with our guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. During the March 2005 quarter, we contacted the lessor regarding the marketing of these facilities for sale. We concluded, under the provisions of SFAS No. 5, “Accounting for Contingencies,” that a liability had been incurred. This transaction resulted in an increase of $14.2 million to our restructuring liabilities, included in the table above.

     The remaining balance primarily relates to non-cancelable facility-related operating leases expiring at various dates through 2021.

Purchase Obligations

     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at March 27, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our discrete storage locations and warehouses, are not reported as Lam inventory until title is transferred to us or our purchase obligation is determined. At March 27, 2005, vendor owned inventories held at our locations and not reported as Lam inventory were approximately $17.0 million.

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

The Potential Anti-Takeover Effects of Our Certificate of Incorporation May Inhibit a Change of Control Desired by Some of Our Stockholders

     Our Certificate of Incorporation authorizes issuance of 5,000,000 shares of undesignated Preferred Stock. Our Board of Directors, without further stockholder approval, may issue this Preferred Stock on such terms as the Board of Directors may determine, which also could have the effect of delaying or preventing a change in control of Lam. The issuance of Preferred Stock could also adversely affect the voting power of the holders of our Common Stock, including causing the loss of voting control. Moreover, Section 203 of the Delaware General Corporation Law restricts certain business combinations with “interested stockholders”, as defined by that statute. Such factors might deter certain acquirers from making takeover proposals or tender offers, even if such takeover proposals or control changes could improve our short-term stock price.

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

ITEM 4. Controls and Procedures

     As required by Exchange Act Rule 13a-15(b), as of the close of our quarter ended March 27, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2007. We plan to continue to execute the program. Share repurchases for the nine months ended March 27, 2005 were as follows:

			Maximum Amount
	Total Number		of $’s that May Yet
	of Shares	Total Cost of	Be Purchased Under
Period	Purchased	Repurchase	the Plan
	(in thousands)

Quarter Ending December 26, 2004	—	$—	$250,000
Quarter Ending March 27, 2005	2,250	67,793	$182,207

Total	2,250	$67,793

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

     As noted in Note 12 – “Restructuring Activities” in Notes to Condensed Consolidated Financial Statements as well as in “Restructuring Activities” within Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the quarter ended March 27, 2005, we recognized additional liabilities of $14.2 million in connection with our guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. During the March 2005 quarter, we contacted the lessor regarding the marketing of these facilities for sale. We concluded, under the provisions of SFAS No. 5, “Accounting for Contingencies”, a liability had been incurred. This transaction resulted in an increase of $10.2 million and $4.0 million to our Fiscal 2004 and Fiscal 2002 restructuring plans accruals, respectively. These amounts are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as we expect payment to occur within the next twelve months.

ITEM 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

11.1	Third Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between Lam Research Corporation, Lam Research International SARL and ABN Amro Bank N.V., dated March 22, 2005

11.2	Third Amended and Restated Guaranty between Lam Research Corporation and ABN Amro Bank N.V., dated March 22, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

   (b) Reports on Form 8-K

     On February 23, 2005, Lam Research Corporation (the Company) filed a current report on Form 8-K announcing the adoption of executive incentive plan performance goals for the first half of calendar year 2005 for its named officers other than the Chief Executive Officer and Chief Operating Officer. The Company also announced that its Board of Directors unanimously voted to amend and terminate its Stockholder Rights Plan. Additionally, the Company announced that its Board of Directors unanimously voted to amend the Company’s bylaws including an increase of the Board size to seven. The Company also announced that its Board of Directors had appointed Dr. Seiichi Watanabe to fill the newly-created directorship on the Board.

LAM RESEARCH CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005

LAM RESEARCH CORPORATION

(Registrant)
/s/ Martin B. Anstice
Martin B. Anstice
Vice President, Finance,
Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
11.1	Third Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between Lam Research Corporation, Lam Research International SARL and ABN Amro Bank N.V., dated March 22, 2005

11.2	Third Amended and Restated Guaranty between Lam Research Corporation and ABN Amro Bank N.V., dated March 22, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)