Form 10-K
period 2005-06-26
LAM RESEARCH CORP
filed 2005-08-18
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 26, 2004, the last business day of the second fiscal quarter was $2,621,516,669. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 8, 2005, the Registrant had 136,453,881 outstanding shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2005 are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Audit Committee, Compensation Committee, and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION
2005 ANNUAL REPORT ON FORM 10-K

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, changing customer requirements, product development, demand, acceptance and market share, new orders, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, our management’s plans and objectives for our current and future operations, the effects of our restructurings and consolidation of operations and facilities, our ability to complete contemplated restructurings or consolidations on time or within anticipated costs, the levels of customer spending or R&D activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures including our ability to generate cash and use that cash efficiently. Such statements are based on current expectations and are subject to risks, uncertainties and changes in condition, significance, value and effect, including those discussed below and under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and of information currently and reasonably known. We undertake no obligation to release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 26, 2005, June 27, 2004, and June 29, 2003.
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
Etch Process
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

     Advanced integrated circuit manufacturing requires etch systems capable of creating structures for the 110/90 nanometer (nm) technology node for current-generation products and for the 90 nm and below technology nodes for future semiconductor products. At this time, memory manufacturers are continuing to transition from aluminum to copper conductive lines, while leading logic manufacturers are progressing with the implementation of more fragile insulating dielectric materials (low k and porous low k). In addition to these changes, advanced manufacturing facilities are now producing integrated circuits on 300 millimeter (mm) (12 inch) silicon wafers while other facilities use wafer diameters of 200 mm (8 inch) and smaller. Semiconductor manufacturers will continue to require more precise control over the etching process in order to accommodate these decreasing linewidths and increasing wafer diameters. Lam is focused on providing solutions to meet or exceed the changing process control requirements, including service and software products.
     Our etch products and services are defined around the Alliance® and 2300™ Etch Series platforms.
Dielectric Etch Products
     Exelan®, Exelan High Performance, Exelan HPT, 2300 Exelan, and 2300 Exelan Flex™ Systems. The Exelan family of products improves productivity and lowers the cost of ownership for our customers. These systems, based on Lam’s patented DFC technology, can be extended to keep pace with the semiconductor industry’s roadmap for etching smaller features and newer dielectric materials. Exelan was introduced to meet the requirements for manufacturing copper conductive lines using dual damascene etch schemes. Exelan has been extended through a series of performance improvement upgrades, Exelan High Performance and Exelan HPT, to meet the etch requirements for the sub-130 nm technology node. The 2300 Exelan, which was introduced to address the industry’s transition to 300 mm wafers, is a 200 mm and 300 mm capable product. The 2300 Exelan Flex extends the capability of the 2300 Exelan family of products to address the requirements for the 65 nm and below technology node.
Conductor Etch Products
     TCP® 9400 and TCP® 9600 Series and 2300 Versys® Series Systems. The first TCP products were introduced in late 1992. They use Lam’s patented Transformer Coupled Plasma™ source technology, a high-density, low-pressure plasma source that can etch features for the 130 nm and below technology nodes. For 200 mm wafer sizes, we offer the TCP® 9400PTX and TCP® 9400DFM for silicon etch applications, the TCP® 9400DSiE™ for MEMS (micro-electromechanical structures)-based deep silicon etch, and the TCP® 9600PTX and TCP® 9600DFM for metal etch applications. These systems are used in the production of a broad range of advanced logic and memory devices as well as MEMS.
     The 2300 Versys system for etching silicon and metal films employs a scaled design of TCP technology to address leading-edge device structure requirements. The 2300 Versys system has the capability to process 200 mm and 300 mm wafer sizes. The 2300 Versys Star™ silicon etch system enables sequential step tuning of gas flow and wafer temperature, which provides the critical dimension uniformity required for sub-110 nm technology nodes, while the 2300 Versys Kiyo™ enables processing at sub-65 nm with demonstrated capability to 45 nm and below.
     Lam 2300 process chambers can be converted within our customers’ facilities from 200 mm to 300 mm, which has the advantage of providing customers with greater flexibility and lower costs. This capability, combined with an overall system footprint comparable to 200 mm systems, allows semiconductor manufacturers to develop integrated circuits using 200 mm wafers instead of more expensive 300 mm wafers and later scale up to 300 mm wafer processing.

Resist Strip Products
     Lam offers integrated strip modules that remove the photoresist following metal and silicon etch for both 200 mm and 300 mm manufacturing. Stripping the resist on the same system prevents exposure to air, protecting the wafers from corrosion.
     For 65 nm technologies and below, resist stripping after ion implantation is becoming a critical step because of the difficulty in fully cleaning resist residues without removing too much of the silicon. To address this emerging market, Lam has extended its successful silicon etch product line used in combination with a microwave resist stripper for both 200 mm and 300 mm processing.
Clean Products
     Synergy cleaning products. Synergy products combine DSS™ technology and Chemical Mechanical Cleaning™ (CMC™) technology to perform mechanical and chemical cleaning in a single-step process. The Synergy Integra™ incorporates Synergy’s cleaning technology with a platform that can be integrated with other suppliers’ Chemical Mechanical Polishing (CMP) systems. Certain integrated systems in the industry are the result of development relationships between Lam and CMP suppliers. The Synergy standalone clean system is used to clean wafers both before and after a range of semiconductor processing steps.
     2300, 9400, 9600, Chemical Mechanical Cleaning, CMC, DFC, DFM, DSiE, Dual Frequency Confined, Flex, Integra, Kiyo, PTX, Star, Synergy, and Transformer Coupled Plasma are trademarks of Lam Research Corporation. Alliance, DSS, Exelan, the Lam logo, Lam Research, TCP, and Versys are registered trademarks of Lam Research Corporation.
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
     Our R&D expenses during fiscal years 2005, 2004, and 2003 were $194.1 million, $170.5 million, and $160.5 million, respectively. Expenditures are targeted at developing new product areas and continued enhancements to our existing products. We believe current challenges for customers in the pre- and post-etch applications present opportunities for us. Many of these challenges are new and are a result of the transition to sub 90-nanometer device structures. We plan to leverage our extensive production experience in etch, strip, and clean applications into new products and new capabilities for our customers at the 65, 45, and 32-nanometer nodes.
     We expect to continue to make substantial investments in R&D to meet our customers’ product needs and enhance our competitive position.
Marketing, Sales, and Service
     Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers that work closely with individual customers to develop solutions to their processing needs. We maintain ongoing support relationships with our customers and have an extensive network of field service personnel in place throughout the United States, Europe, Japan, Korea and Asia Pacific. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace. We have 39 sales and support locations around the world, through which technical personnel sell and/or service our products.

     We offer standard warranties for our systems that generally run for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. The warranty provides that systems shall be free from defects in material and workmanship and conform to our published specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We also offer extended warranty packages to our customers to purchase as desired.
Export Sales
     A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers, difficulties in staffing and managing non-U.S. operations, adverse tax consequences, exchange rate fluctuations, changes in currency controls and economic and political conditions. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, and results of operations and cash flows.
Customers
     Our customers include many of the world’s leading semiconductor manufacturers. Increasingly, customers have established joint ventures, alliances and technology licensing arrangements, which have the potential to positively or negatively impact our competitive position. In fiscal year 2005, revenues from Samsung Electronics Company, Ltd., accounted for approximately 13% of total revenues. In fiscal year 2004, revenues from ST Microelectronics accounted for approximately 15% of total revenues, and, in fiscal year 2003, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues.
     A material reduction in orders from our customers in the semiconductor industry could adversely affect our results of operations and projected financial condition. Our business depends upon the expenditures of semiconductor manufacturers. Semiconductor manufacturers’ business, in turn, depends on the current and anticipated market demand for integrated circuits and the availability of equipment capacity to support that demand.
Backlog
     Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. We schedule production of our systems based upon purchase orders in backlog and our customers’ delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices and product specifications have been agreed upon, and shipment of systems is expected within one year. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts.
     As of June 26, 2005 and June 27, 2004, our backlog was approximately $351 million and $403 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received for shipments in the same quarter and due to possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

Manufacturing
     Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.
     We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We continue to believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business. In addition, the expanded role of outsource providers has required us to implement changes to our supply chain management processes, including the adoption of new procedures to effectively manage performance risk. We believe that we have implemented adequate oversight procedures. Even so, any delay or failure in the implementation of our operational changes could adversely affect our customer relationships and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 15 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our outsourcing commitments.
     Certain components and subassemblies included in our products are only obtained from a single supplier. We believe that, in many cases, alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain these components could have an adverse short-term effect on our operating results and could unfavorably impact our customer relationships.
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
Employees
     As of August 8, 2005, we had approximately 2,200 regular full-time employees.
     Each of our employees is required to sign an agreement to maintain the confidentiality of our proprietary information, and most of our employees have Lam stock-based compensation arrangements with us that generally provide for the stock-based award vesting over multiple years. All employees are required to sign an acknowledgement that they have read and agree to abide by a statement of standards of business conduct.
     In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends to a significant extent upon our continued ability to attract and retain qualified employees, particularly in the R&D and customer support functions. We continue to believe that the ability to offer stock compensation is an important component of our employee retention programs.

Competition
     The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. In order to compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, etc. Our ability to succeed in the marketplace will depend upon our ability to maintain existing products and introduce product enhancements and new products on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment.
     We face significant competition with all of our products and services. Certain of our existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support organizations. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price/performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Tokyo Electron, Ltd. and Applied Materials, Inc.
Patents and Licenses
     Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately 4 to 17 years. We believe that, although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on acceptable terms, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this Form 10-K.
Other Cautionary Statements
     See the discussion of risks in the section of this Form 10-K entitled Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

EXECUTIVE OFFICERS OF THE COMPANY
     As of August 17, 2005, the executive officers of Lam were as follows:

Name	Age	Title
James W. Bagley	66	Executive Chairman

Stephen G. Newberry	51	President and Chief Executive Officer

Martin B. Anstice	38	Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

Nicolas J. Bright	49	Senior Vice President and General Manager, Global Products

Ernest E. Maddock	47	Group Vice President, Global Operations

Abdi Hariri	44	Vice President and General Manager, Customer Support Business Group
     James W. Bagley was Chief Executive Officer and a Director of the Company since the merger of Lam and OnTrak Systems, Inc., in 1997. Effective September 1, 1998, he was appointed Chairman of the Board. On June 27, 2005, Mr. Bagley transitioned from Chairman of the Board and Chief Executive Officer to Executive Chairman of the Board of Lam. He will continue to be a member of the Office of the Chief Executive. Mr. Bagley currently is a director of Teradyne, Inc. and Micron Technology, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak Systems, Inc. He was formerly Chief Operating Officer and Vice Chairman of the Board of Applied Materials, Inc., where he also served in other senior executive positions during his 15-year tenure. Mr. Bagley held various management positions at Texas Instruments, Inc., before he joined Applied Materials, Inc.
     Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. He was appointed President and Chief Operating Officer of Lam in July 1998 and President and Chief Executive Officer in June 2005. Mr. Newberry currently serves as a director of Lam Research Corporation; SEMI, the industry’s trade association; and Nextest Systems Corporation. Prior to joining Lam, Mr. Newberry served as Group Vice President of Global Operations and Planning at Applied Materials, Inc. During his 17 years at Applied Materials, he held various positions of increased responsibility including assignments in manufacturing, product development, sales and marketing, and customer service. Mr. Newberry is a graduate of the U.S. Naval Academy and the Harvard Graduate School of Business and served 5 years in naval aviation prior to joining Applied Materials.
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
     Abdi Hariri, Vice President and General Manager of the Customer Support Business Group since August 2004, joined the Company in April 1989 and has served in a number of different assignments with the Field Sales and Product Groups. Prior to his current appointment, Mr. Hariri served as the General Manager of Lam Research Co. Ltd. (Japan) for approximately 18 months. His experience prior to his appointment in Japan included over thirteen years at the Company with various responsibilities, including global business development and engineering. Prior to his employment at Lam, Mr. Hariri served as a Process Engineer at Siliconix, Inc. He holds a Masters Degree in Chemical Engineering from Stanford University.
Item 2. Properties
     Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are held under operating leases expiring from fiscal years 2008 to 2010. These leases generally include options to renew or purchase the facilities. As a result of the restructuring of our operations, we have subleased some of our idle facilities, (refer to Note 15 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our property leases). In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Japan, Korea and Asia Pacific. Our fiscal year 2005 rental payments for the space occupied during that period aggregated approximately $6.5 million. Our facilities lease obligations are subject to periodic increases, and we believe that our existing facilities are well-maintained and in good operating condition.
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
     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permit Lam to repurchase shares through September 30, 2007. We plan to continue to execute the program. Consistent with the authorization, share repurchases for the fiscal year ended June 26, 2005 were as follows:

	Total Number		Amount Available
Period	of Shares	Total Cost of	For Repurchase
	Repurchased	Repurchase	Under the Plan
		(in thousands)
Quarter Ending December 26, 2004	—	$—	$250,000
Quarter Ending March 27, 2005	2,250	67,793	$182,207
Quarter Ending June 26, 2005	3,605	99,288	$82,919

Total	5,855	$167,081

Item 6. Selected Consolidated Financial Data

	Year Ended
	June 26,	June 27,	June 29,	June 30,	June 24,
	2005	2004	2003	2002	2001
		(in thousands, except per share data)
OPERATIONS:
Total revenue(1)	$1,502,453	$935,946	$755,234	$943,114	$1,519,789
Gross margin	764,092	431,049	303,829	266,089	653,479
Restructuring charges, net(2)	14,201	8,327	15,901	44,850	12,780
Purchased technology for research and development	—	—	—	—	8,000
Operating income (loss)	391,002	106,180	(5,385)	(119,838)	186,532
Loss on equity derivative contracts in Company stock (EITF 00-19)	—	—	(16,407)	(8,236)	—
Income (loss) before cumulative effect of changes in accounting principles	299,341	82,988	(7,739)	(90,051)	141,137
Cumulative effect of EITF 00-19(3)	—	—	—	—	33,074
Cumulative effect of SAB 101, net of tax(4)	—	—	—	—	(122,105)
Net income (loss)	299,341	82,988	(7,739)	(90,051)	52,106
Net income (loss) per share:
Income (loss) before cumulative effect of changes in accounting principles
Basic	$2.17	$0.63	$(0.06)	$(0.71)	$1.14
Diluted	$2.10	$0.59	$(0.06)	$(0.71)	$1.07
Cumulative effect of EITF 00-19(3)
Basic	—	—	—	—	$0.27
Diluted	—	—	—	—	$0.25
Cumulative effect of SAB 101, net of tax(4)
Basic	—	—	—	—	$(0.99)
Diluted	—	—	—	—	$(0.92)
Net income (loss)
Basic	$2.17	$0.63	$(0.06)	$(0.71)	$0.42
Diluted(5)	$2.10	$0.59	$(0.06)	$(0.71)	$0.39
Pro forma amounts with the change in accounting principle related to revenue recognition applied retroactively (unaudited):
Total revenues	n/a	n/a	n/a	n/a	$1,519,789
Net income	n/a	n/a	n/a	n/a	174,211
Net income per share:
Basic	n/a	n/a	n/a	n/a	$1.41
Diluted	n/a	n/a	n/a	n/a	$1.32
BALANCE SHEET:
Working capital	$865,703	$519,782	$655,794	$757,880	$1,076,922
Total assets	1,448,815	1,198,626	1,198,275	1,632,291	1,871,775
Long-term obligations, less current portion	2,786	9,554	332,209	359,691	659,718

(1)	We changed our revenue recognition policy in the fourth quarter of fiscal year 2001, effective June 26, 2000, based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB No. 101), “Revenue Recognition in Financial Statements.” Refer to our discussion of “Critical Accounting Policies” for additional information about our revenue recognition policy and see item (4) below.

(2)	Restructuring charges, net exclude restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin of ($1.7) million, ($1.0) million, $5.9 million, and $4.0 million, for fiscal years 2004, 2003, 2002, and 2001, respectively. These amounts primarily relate to the write-off of selected, older product line inventories in connection with our restructuring plans and the partial recovery of the charges from the subsequent sale of a portion of such inventories. These restructuring charges/(recoveries) are included as a component of cost of goods sold in accordance with Emerging Issues

Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring” (EITF 96-9). There were no restructuring charges included in cost of goods sold in fiscal year 2005. Fiscal year 2005 restructuring charges consist only of additional liabilities related to prior restructuring plans.

(3)	We recorded a non-cash gain of $33.1 million (no related tax), or $0.25 per diluted share, to reflect the cumulative effect of the accounting change as of June 24, 2001 related to the adoption of Emerging Issues Task Force 00-19, “Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19).

(4)	We recorded a non-cash charge of $122.1 million, after reduction for income tax benefits of $81.4 million, or ($0.92) per diluted share, to reflect the cumulative effect of the accounting change as of June 26, 2000 related to the adoption of SAB No. 101.

(5)	Diluted net income per share for the fiscal year ended June 27, 2004 includes the assumed conversion of the convertible subordinated 4% notes. Accordingly, interest expense, net of taxes, of $3.2 million must be added back to net income for computing diluted net earnings per share.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	1ST	2ND	3RD	4TH
		(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2005:
Total revenue	$419,549	$379,800	$349,337	$353,767
Gross margin	214,761	198,902	174,570	175,859
Restructuring charges, net	—	—	14,201	—
Operating income	121,276	108,570	78,625	82,531
Net income	89,750	83,614	59,451	66,526
Net income per share
Basic	$0.66	$0.61	$0.42	$0.48
Diluted	$0.64	$0.59	$0.41	$0.47
Price range per share	$19.71-$26.84	$20.88-$29.70	$25.35-$32.26	$24.24-$31.78
Number of shares used in per share calculations:
Basic	135,478	137,255	139,967	138,208
Diluted	139,808	142,268	144,756	142,518

	1ST	2ND	3RD	4TH
		(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2004:
Total revenue	$183,738	$191,508	$231,128	$329,572
Gross margin	78,518	87,215	106,113	159,203
Restructuring charges, net(1)	1,062	5,948	1,317	—
Operating income	4,937	8,048	24,664	68,531
Net income	4,786	6,391	19,156	52,655
Net income per share
Basic	$0.04	$0.05	$0.14	$0.39
Diluted	$0.04	$0.05	$0.13	$0.38
Price range per share	$17.59-$26.76	$22.15-$33.83	$22.52-$35.50	$20.91-$27.50
Number of shares used in per share calculations:
Basic	128,351	131,020	133,251	134,414
Diluted(2)	134,886	139,658	147,365	139,820

(1)	Restructuring charges, net exclude restructuring recoveries included in cost of goods sold and reflected in gross margin of ($1.7) million for the year ended June 27, 2004. This amount relates to the write-off of selected, older product line inventories in connection with our restructuring plans and the partial recovery of these charges from the subsequent sale of a portion of such inventories. These restructuring recoveries are included as a component of cost of goods sold in accordance with EITF 96-9. There were no restructuring charges included in cost of goods sold in fiscal year 2005. Fiscal year 2005 restructuring charges consist only of additional liabilities related to prior restructuring plans.

(2)	Diluted net income per share for the third fiscal quarter ended March 28, 2004 includes the assumed conversion of the convertible subordinated 4% notes. Accordingly, interest expense, net of taxes, of $0.4 million must be added back to net income for computing diluted net earnings per share.

Stock and Dividend Information:
     Our Common Stock is traded on the Nasdaq National Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.
     As of August 8, 2005, we had 495 stockholders of record.
     In fiscal years 2005 and 2004 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends.
     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2007. During fiscal year 2005, we repurchased 5,855,000 shares of common stock at a total price of $167.1 million. As of June 26, 2005, the total amount available for repurchase under this program was $82.9 million. We expect to continue to purchase shares under this authorization.

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
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over recent business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for fiscal years 2005, 2004, and 2003 may not necessarily be indicative of future operating results.
Executive Summary
     We believe our business model continues to set a standard for the industry. Our business model is focused on new product development, sales and marketing, and customer support which are the core competencies of the Company.
     Indicators of customer demand began to improve in our quarter ended September 28, 2003. This trend continued through the quarter ended September 26, 2004, then declined and stabilized over the course of the March 2005 and June 2005 quarters.
     Fiscal year 2005 revenues increased 61% compared to fiscal year 2004 revenues reflecting the increase in customer demand which we believe included market share gains in both the dielectric and conductor product segments of the etch market, with particularly strong performance in Asia.
     The progression in our gross margin of five percentage points from fiscal year 2004 to fiscal year 2005 was achieved on increased sales volume, improvements in product mix, and effective asset management.
     Total operating expenses increased by $48.2 million, or 15% during fiscal year 2005 compared to fiscal year 2004. Increases in operating expenses were primarily driven by increases in salary and benefits costs for planned increases of employee base compensation as well as increases for incentive-based compensation triggered by higher profits. Fiscal year 2005 operating expenses included restructuring charges of $14.2 million in connection with our guaranteed residual value guarantee obligation on certain leased facilities included in prior restructuring plans.

New Orders and Backlog
     New orders entered into backlog during fiscal year 2005 were approximately:

Three Months Ended				Year Ended
June 26,	March 27,	December 26,	September 26,	June 26,
2005	2005	2004	2004	2005
	(in millions)
$315	$315	$387	$429	$1,446
     Unshipped orders in backlog as of June 26, 2005 were approximately $351 million. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. Please refer to “Backlog” in Part I Item 1, “Business” of this Annual Report on Form 10-K for additional information on our backlog policy.
     Regional geographic breakdown of new orders is as follows:

	Three Months Ended				Year Ended
	June 26,	March 27,	December 26,	September 26,	June 26,
	2005	2005	2004	2004	2005
North America	9%	16%	14%	20%	15%
Europe	12%	19%	9%	19%	15%
Asia Pacific	35%	29%	25%	26%	28%
Korea	16%	14%	40%	15%	22%
Japan	28%	22%	12%	20%	20%
     Indicators of customer demand for wafer processing equipment improved in the quarter ended September 28, 2003 and continued through the quarter ended September 26, 2004. Since that time, new orders have declined and stabilized in the March 2005 and June 2005 quarters, which reflects the investment decisions of our customers.
     We expect new orders for the quarter ending September 25, 2005 to range from flat to down 5% compared with the quarter ended June 26, 2005. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 1 of this Annual Report on Form 10-K.
Revenue

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
		(in thousands)
Revenue	$1,502,453	$935,946	$755,234
     Revenue increased significantly during fiscal year 2005 compared to fiscal year 2004. This increase reflected an improved market environment which was evidenced by expanded levels of capital investments by semiconductor manufacturers. We believe we have gained market share in both the dielectric and conductor product segments of the etch market, with particularly strong performance in Asia. Our deferred revenue balance was $150.5 million as of June 26, 2005. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $53 million as of June 26, 2005. These shipments are classified as inventory and carried at cost.
     The increase in revenues for fiscal year 2005 continued the trends noted for fiscal year 2004 compared to fiscal year 2003, which were reflective of a market environment that had improved, evidenced by expanded levels of capital investments by semiconductor manufacturers.
     Regional geographic breakdown of revenue is as follows:

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
North America	16%	18%	28%
Europe	12%	19%	20%
Asia Pacific	38%	42%	29%
Korea	19%	10%	15%
Japan	15%	11%	8%
     The overall Asia region has historically accounted for a significant portion of our revenues as a substantial amount of the worldwide capacity for semiconductor manufacturing is shifting toward this region; this trend continued through fiscal year 2005. The growth in Asia Pacific revenues during fiscal year 2004 predominantly occurred in Taiwan and Singapore.
     Our current estimate for revenues for the quarter ending September 25, 2005 ranges from $310 million to $330 million. This is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 1 of this Annual Report on Form 10-K.
Gross Margin

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands, except percentages)
Gross Margin	$764,092	$431,049	$303,829
Percent of total revenue	50.9%	46.1%	40.2%
     The increase in gross margin during fiscal year 2005 compared with fiscal year 2004 was driven primarily by improved product mix and effective asset management on higher sales volume. The increase in gross margin during fiscal year 2004 compared with fiscal year 2003 was primarily due to improved utilization of factory and field resources, expense management programs, and improved sales volumes throughout the year.
     We expect that gross margin as a percent of total revenue will be approximately 47% for the quarter ending September 25, 2005 which includes approximately $3 million, or one percentage point, in stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R). This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 1 of this Annual Report on Form 10-K.

Research and Development

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands, except percentages)
Research & Development (R&D)	$194,115	$170,479	$160,493
Percent of total revenue	12.9%	18.2%	21.3%
     We continue to invest significantly in research and development in business cycle upturns and downturns. Our investments have been aimed at strengthening our product and services portfolio via the introduction of next-generation products as well as enhancing our existing offerings. The growth in absolute spending levels during fiscal year 2005 compared to fiscal year 2004 is primarily due to increases in salary and benefits costs of approximately $5 million for planned increases of employee base compensation as well as roughly $9 million for incentive-based compensation triggered by higher profits. The remainder of the increase was primarily the result of an increase in R&D supplies expense of approximately $6 million. Approximately 51% of fiscal year 2005 systems revenues were derived from products introduced over the previous two years.
     The growth in spending between fiscal years 2004 and 2003 was primarily due to increases in salary and benefits costs of approximately $10 million, a result of planned increases of employee compensation and incentive-based compensation triggered by higher profits. These costs were partially offset by reductions in facilities-related expenses, largely reflected in reduced depreciation costs of roughly $2 million, due to infrastructure rationalization and consolidation.
Selling, General and Administrative

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$164,774	$146,063	$132,820
Percent of total revenue	11.0%	15.6%	17.6%
     The increase in SG&A expenses during the year ended June 26, 2005 compared with the prior year was driven by increases in salary and benefits costs of approximately $5 million due to planned increases of employee base compensation as well as roughly $14 million due to incentive-based compensation triggered by higher profits. Also included in the increase was approximately $10 million in professional services which included, among other items, expenditures for certain discretionary information technology projects designed to contribute to productivity improvements across the Company. These increases were partially offset by the receipt in fiscal year 2005 of a net $8 million tax refund from the California State Board of Equalization for previously paid sales and use tax and approximately $3 million in stock-based compensation expense recorded in fiscal year 2004 in connection with the modification of terms of a fixed stock option award.
     Expenses in fiscal year 2004 were $13 million higher than fiscal year 2003 because employee compensation costs increased by nearly $12 million, a result of planned increases of employee compensation and incentive-based compensation triggered by higher profits. Also contributing to the fiscal year 2004 SG&A expense growth was a rise in outside services of approximately $5 million primarily due to costs incurred for discretionary information technology projects. Additionally, the $3 million stock-based compensation charge noted above contributed to the increase in fiscal year 2004. A decrease of approximately $4 million, primarily in depreciation expense, due to infrastructure rationalization and consolidation partially offset the rise in expenses noted above.

     We expect total operating expenses (R&D and SG&A) in the quarter ending September 25, 2005 will be approximately $100 million which includes an estimated $6 million of stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). These estimates are forward-looking statements and actual results could differ materially as a result of certain factors as referred to on page 1 of this Annual Report on Form 10-K.
Restructuring Charges
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
     We have historically developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. We systematically reviewed our revenue outlook and forecasts and assessed their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, our senior management committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan).
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
     As of June 26, 2005, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Fiscal year 2004 restructurings	$—	$—	$—
Fiscal year 2003 restructurings	—	3,989	3,989
Fiscal year 2002 restructurings	178	926	1,104
Pre-fiscal year 2002 restructurings	—	508	508

Balance at June 26, 2005	178	5,423	5,601

Less: portion included in other current liabilities	178	3,139	3,317

Included in long-term liabilities	$—	$2,284	$2,284

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2011.

Fiscal Year 2005 Activity
     During the quarter ended March 27, 2005, we recognized additional liabilities of $14.2 million in connection with our guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. The $14.2 million was the difference between our remaining guaranteed residual value of $17.4 million less $3.2 million previously accrued under prior restructuring plans for these facilities. During the March 2005 quarter, we contacted the lessor regarding the marketing of these facilities for sale. We concluded, under the provisions of SFAS No. 5, “Accounting for Contingencies”, that the likelihood that a liability had been incurred was probable and estimable. This transaction resulted in an increase of $10.2 million and $4.0 million to our fiscal year 2004 and fiscal year 2002 restructuring plans accruals, respectively. During the quarter ended June 26, 2005 we received a notice of approval from a designated buyer under a contract to purchase these facilities and upon closing of the sale in the same quarter, the lessor deeded the purchased properties to the buyer. We exited these leases to avoid future cash expenditures for these facilities, which had been abandoned in prior periods. Pursuant to the lease and participation agreements, our obligation to the lessor for the properties being purchased by the designated buyer was $27.4 million. The net proceeds of the sale, equal to approximately $10.0 million, were applied against this obligation. The remainder of the obligation, our remaining guaranteed residual value of the two properties of approximately $17.4 million, was paid during the quarter ended June 26, 2005. This transaction is reflected in the fiscal year 2004 and fiscal year 2002 restructuring plan accrual tables below.
Fiscal Year 2004 Restructuring Activities
     Our fiscal year 2004 restructuring activities included reducing our workforce by less than 40 employees, primarily in North America and Europe and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to our operations. The employees were from a range of functions and at multiple levels of the organization.
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
     We recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal year 2004. Charges during the year were partially offset by the recovery of $1.5 million of previously accrued expenses related to the remaining lease payments on vacated facilities in Japan. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to our installed base of certain portions of inventory previously written off as part of our September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.
     As a result of the fiscal year 2004 restructuring activities, we expected quarterly savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $0.3 million from the March 2004 Plan, $0.7 million from the December 2003 Plan and $0.5 million from the September 2003 Plan. The majority of the savings were expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings from the Plans’ discrete actions were primarily related to lower employee payroll, rent, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances, such as differences in actual sublease income versus estimated amounts. Through June 26, 2005, we believe actual savings from these Plans are largely consistent with original estimated quarterly savings.
     The fiscal year 2005 restructuring charge of $10.2 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal Year 2005 Activity.

     The following is a table summarizing restructuring activities relating to our fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$30	$2,077	$2,107
Fiscal year 2005 restructuring charge	—	10,157	10,157
Cash payments	(30)	(12,234)	(12,264)

Balance at June 26, 2005	$—	$—	$—

Fiscal Year 2003 Restructuring Activities
     Our senior management committed to cost reduction and exit activities during fiscal year 2003 through our June 2003, March 2003 and December 2002 Plans and recorded restructuring charges during fiscal year 2003 of approximately $18.1 million. Our fiscal year 2003 restructuring activities included reducing our workforce in North America, Europe, and Asia by approximately 200 people and vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for our operations. The employees included in the Plans were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America.
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
     As a result of the fiscal year 2003 restructuring activities, we expected quarterly savings, relative to the cost structure immediately preceding the activities, of approximately $1.0 million from the June 2003 Plan, $1.0 million from the March 2003 Plan, and $3.0 million from the December 2002 Plan. The majority of the savings were expected to be realized within Operating Expenses, mainly Selling, General and Administrative expenses. These estimated savings were primarily from lower payroll, facilities, and depreciation expenses. Through June 26, 2005, we believe realized savings are consistent with original forecasts. However, other factors may significantly influence our future cost structure and, consequently, partially or totally offset savings from these Plans.
     The following is a table summarizing restructuring activities relating to our fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(183)	(2,462)	(2,645)

Balance at June 26, 2005	$—	$3,989	$3,989

Fiscal Year 2002 Restructuring Activities
     Our senior management committed to cost reduction and exit activities during fiscal year 2002 through our December 2001 and September 2001 Plans and recorded restructuring charges during fiscal year 2002 of approximately $54.8 million. Our fiscal year 2002 restructuring activities included reducing our workforce in North America, Europe, and Asia by approximately 1,020 people, vacating selected facilities at our Fremont, California campus deemed to be no longer required for our operations, the closure of certain offices in Asia, and discontinuance of the manufacture of specific products within our etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 83% from North America and approximately 17% from Europe and Asia locations.
     The restructuring charges included $25.0 million in severance and benefits for involuntarily terminated employees, $11.4 million in charges for remaining lease payments on vacated facilities, $10.8 million in write-offs of related leasehold improvements and fixed assets, and $7.6 million in inventory write-downs. The inventory charge of approximately $7.6 million related to our decision to discontinue manufacture of specific systems within our etch product lines. We recovered approximately $1.7 million during fiscal year 2004, $1.0 million during fiscal year 2003, and $0.7 million during fiscal year 2002, from unanticipated subsequent sales of these inventories to our installed base. We physically disposed of approximately $1.0 million of this inventory during fiscal year 2004 and $2.7 million during fiscal years 2003 and 2002. During fiscal year 2002, we also recovered approximately $1.0 million of the $54.8 million due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses related to a vacated facility of $0.3 million. During fiscal year 2004, we recorded approximately $0.4 million of additional restructuring charges due to a revision in estimates for one of our vacated facilities and we recovered approximately $1.4 million, net, due to the difference between costs previously accrued and actual costs to terminate a lease agreement for a facility for which we entered into a lease cancellation agreement during fiscal year 2004.
     During fiscal year 2003, we recovered approximately $2.7 million for benefits offered that were not utilized by terminated employees and $2.0 million was recovered due to revisions to the net amount of lease payments remaining on vacated facilities. We also recorded additional restructuring charges during fiscal year 2003 of $3.1 million due to revisions we made in sublease assumptions for two of our vacated buildings in Fremont, California, $0.1 million due to additional facility restoration costs, and $0.4 million for revisions that we made in our estimates for employee termination costs.
     The fiscal year 2005 restructuring charge of $4.0 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal Year 2005 Activity.
     The following is a table summarizing restructuring activities relating to our fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$389	$3,496	$3,885
Fiscal year 2005 restructuring charge	—	4,044	4,044
Cash payments	(211)	(6,614)	(6,825)

Balance at June 26, 2005	$178	$926	$1,104

Fiscal Year 2001 Restructuring Activities
     During the second quarter of fiscal year 2003, we completed the remaining elements of our restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $0.5 million facilities balance as of June 26, 2005 is expected to be paid by January, 2006.

Other Income (Expense), net
     Other income (expense), net, was $8.1 million, $4.5 million and ($10.3) million in fiscal years 2005, 2004, and 2003, respectively, and consisted of the following:

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
		(in thousands)
Interest income	$17,537	$9,915	$15,804
Loss on equity derivative contracts	—	—	(16,407)
Interest expense	(1,413)	(4,634)	(6,096)
Foreign exchange loss	(1,175)	(1,334)	(272)
Debt issue cost amortization	—	(1,593)	(2,536)
Net gain on settlement of swap and retirement of 4% Notes	—	4,505	—
Equity method investment losses	(205)	(426)	(777)
Equity method investment impairment	(445)	—	—
Charitable contributions	(5,500)	(1,000)	—
Other, net	(679)	(963)	24

	$8,120	$4,470	$(10,260)

     The sequential increase in interest income during fiscal year 2005 compared to fiscal year 2004 was due primarily to the increase in interest rate yields. Interest expense and debt issue cost amortization decreased due to the early retirement of our convertible subordinated $300.0 million 4% notes (4% Notes) in June 2004. We elected to make charitable contributions of $5.5 million during fiscal year 2005.
     During fiscal year 2004, our total cash balances, which consisted of cash and cash equivalents, short-term investments, and restricted cash, increased each quarter through March 2004. These increases in cash balances allowed us to repay, in the June 2004 quarter, our 4% Notes prior to maturity. Although cash balances increased throughout the first three quarters of the year, interest income decreased during fiscal year 2004 as a result of lower market rates. The decline in interest expense and debt issue cost amortization in fiscal year 2004 is largely due to the redemption of our 5% $300.0 million subordinated debentures (5% Notes) in September 2002.
Tax Expense (Benefit)
     Our annual income tax expense (benefit) was $99.8 million, $27.7 million, and ($7.9) million, in fiscal years 2005, 2004, and 2003, respectively. The fiscal year 2005 tax rate was 25%, which primarily reflects the impact of R&D tax credits and the proportion of foreign income taxed at lower than U.S. statutory tax rates. In fiscal year 2004, we released a valuation allowance on specific deferred tax assets after we determined that the valuation allowance was no longer required. This resulted in a $12.7 million credit recorded to income tax expense, during fiscal year 2004. In April 2003, the Internal Revenue Service (IRS) closed its examination of our tax returns for fiscal years up to and including the fiscal year ended June 30, 1998. Resolution was reached on a number of issues including adjustments related to R&D tax credits resulting in our recording a $24.9 million tax benefit in June 2003. In addition, a tax expense of approximately $17.0 million associated with implementing strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide was recorded in June 2003.

Deferred Income Taxes
     We had gross deferred tax assets arising from non-deductible temporary differences, net operating losses, and tax credit carryforwards of $248.0 million and $303.3 million in fiscal years 2005 and 2004. The gross deferred tax assets are offset by valuation allowances of $106.0 million and $67.8 million and deferred tax liabilities of $22.2 million and $26.3 million in fiscal years 2005 and 2004, respectively.
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any. Our current valuation allowance of $106.0 million includes the tax benefit from the exercise of employee stock options. When the stock option tax benefits are realized, a portion of the valuation allowance will be reversed and credited to capital in excess of par value. During fiscal year 2004, we released a valuation allowance of $12.7 million as discussed above.
     On October 22, 2004 the American Jobs Creation Act (AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated to the U.S., as defined in the AJCA. On January 13, 2005 and May 10, 2005 the U.S. Treasury published Notice 2005-10 and Notice 2005-38, respectively, providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the AJCA, we believe the range of possible amounts that we may consider for repatriation under this provision is between zero and $500 million. The potential range of related income tax that may be incurred as a result of the repatriation is between zero and $26 million. We may elect to apply this provision to qualifying earnings repatriations in fiscal year 2006.
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
     The significant accounting policies used in the preparation of our financial statements are described in Note 2 of our Consolidated Financial Statements. Some of these significant accounting polices are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.
     We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Revenue from multiple element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.
     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail. Transfer of title for shipments to Japanese customers generally occurs at time of customer acceptance.
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
     Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We offer standard warranties for our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.

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
     Stock-Based Compensation — Employee Stock Purchase Plan and Employee Stock Incentive Plans : We account for our employee stock purchase plan (ESPP) and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and make pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Our ESPP is a non-compensatory plan, and our stock option plans are accounted for using the intrinsic value method under the provisions of APB No. 25. Please see “Recent Accounting Pronouncements” below regarding the provisions of Statement of Financial Accounting Standards No. 123(R) which will become effective during our quarter ending September 25, 2005.
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
     We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.
     We provide for income taxes on the basis of annual estimated effective income tax rates. Our estimated effective income tax rate reflects the underlying profitability of the Company, the level of R&D spending, the regions where profits are recorded and the respective tax rates imposed. We carefully monitor these factors and adjust the effective income tax rate, if necessary. If actual results differ from estimates, we could be required to record an additional valuation allowance on deferred tax assets or adjust our effective income tax rate, which could have a material impact on our business, results of operations, and financial condition.

     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We account for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”
Recent Accounting Pronouncements
     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a final FASB Staff Position (FSP), EITF Issue 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF 03-01. We are currently evaluating the impact, if any, of adopting EITF 03-01.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in fiscal year 2006 and its adoption is not expected to have a significant impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) will be effective for us beginning with the quarter ended September 25, 2005. The effects of the adoption of SFAS No. 123(R) on our results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of our stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. We are currently evaluating these variables in the design of our stock-based compensation program as well as the accounting requirements under SFAS No. 123(R) and SAB No. 107. In addition, we intend to utilize restricted stock units as a key component of our ongoing employee incentive-based compensation plan. These awards generally are recorded at their fair value, equal to the quoted market price of our common stock on the date of issuance, and this amount is subsequently amortized ratably over the vesting period of the shares of restricted stock held by the employee. Based on the expense for our ESPP, our outstanding unvested options, and any outstanding unvested restricted stock units, we believe that the expense for stock-based compensation for the quarter ending September 25, 2005 will range from $8 million to $10 million, pre-tax.
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

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a significant impact on our results of operations or financial position.
Off-Balance Sheet Arrangements and Contractual Obligations
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

	Operating	Purchase	Restructuring
	Leases	Obligations	Liabilities	Total
		(in thousands)
Payments due by period:
Less than 1 year	$13,260	$98,497	$3,317	$115,074
1-3 years	15,101	55,814	2,240	73,155
4-5 years	77,157	21,367	30	98,554
Over 5 years	790	498	14	1,302

Total	$106,308	$176,176	$5,601	$288,085

Operating Leases
     We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. Certain of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.
     Included in the operating leases 4-5 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. Please see the Guarantees section below for additional information.
     The remaining balances primarily relate to non-cancelable facility-related operating leases expiring at various dates through 2021.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 26, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At June 26, 2005, vendor-owned inventories held at our locations and not reported as our inventory were approximately $14.8 million.
Restructuring Liabilities
     Our total restructuring reserves as of June 26, 2005 were $5.6 million, including $0.2 million of severance and benefits-related costs and $5.4 million related to lease payments on vacated buildings. Through cash generated from operations, we expect $3.3 million to be paid over the next twelve months and $2.3 million to be paid between fiscal year 2007 and fiscal year 2011. Please see the related discussion in “Restructuring Activities” within Management’s Discussion and Analysis.
Guarantees
     We account for our guarantees in accordance with FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.
     During fiscal year 2005 we recognized additional liabilities of $14.2 million in connection with our guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. The $14.2 million was the difference between our remaining guaranteed residual value of $17.4 million less $3.2 million previously accrued under prior restructuring plans for these facilities. During fiscal year 2005 we contacted the lessor regarding the marketing of these facilities for sale and we received a notice of approval from a designated buyer under a contract to purchase these facilities and upon closing of the sale in the same quarter, the lessor deeded the purchased properties to the buyer. Pursuant to the lease and participation agreements, our obligation to the lessor for the properties being purchased by the designated buyer was $27.4 million. The net proceeds of the sale, equal to approximately $10.0 million, were applied against this obligation. The remainder of the obligation, our remaining guaranteed residual value of the two properties of approximately $17.4 million, was paid in the quarter ended June 26, 2005. We exited these leases to avoid future cash expenditures for these facilities which were abandoned in prior periods.
     The facilities noted above were among several facilities for which lease agreements were transferred to a new lessor, amended, combined and restated in March and June of 2003. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessors a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of June 26, 2005 in separate, specified interest-bearing accounts which is recorded as restricted cash in our consolidated balance sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     We have issued certain indemnifications to our lessors under some of our operating lease agreements, including indemnification for various environmental matters. We have entered into certain insurance contracts to minimize our exposure related to such indemnifications. As of June 26, 2005, we have not recorded any liability on our financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     We have agreements with two financial institutions that guarantee payment of our Japanese subsidiary’s overdraft protection obligation. At June 26, 2005, the maximum potential amount of future payments we could be required to make under these agreements was approximately $2.8 million, although our Japanese subsidiary did not owe any amounts under these agreements.
     We have an agreement enabling us to sell to a financial institution certain U.S. dollar-denominated receivables generated from the sale of our systems, subject to recourse provisions. We discontinued the use of this program during the quarter ended June 26, 2005 and have no current plans to continue usage. At June 26, 2005 we had no outstanding and uncollected receivables under this agreement.
     Generally, we indemnify, under pre-determined conditions and limitations, our customers for infringement of third-party intellectual property rights by our products or services. We seek to limit our liability for such indemnity to an amount not to exceed the sales price of the products or services subject to our indemnification obligations. We do not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.
     We offer standard warranties on our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from the date of shipment of the system to the customer. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
LIQUIDITY AND CAPITAL RESOURCES
     As of June 26, 2005, we had $894.3 million in cash, cash equivalents, short-term investments, and restricted cash compared with $541.9 million at June 27, 2004. During fiscal year 2005, cash and cash equivalents increased by $318.8 million, including cash provided by operating activities of $425.9 million, partially offset by cash used for investing activities $58.7 million and cash used for financing activities of $52.3 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $425.9 million during fiscal year 2005, consisted of (in millions):

Net income	$299.3
Non-cash charges:
Restructuring	14.2
Depreciation and amortization	25.5
Other, net	5.8
Decrease in deferred tax assets	89.4
Change in other working capital accounts	(8.3)

$425.9

     Significant changes in assets and liabilities during fiscal year 2005 include a decrease of $13.5 million in net accounts receivable reflecting our focus on timely customer payments. We discontinued use of our program to sell certain U.S. dollar-denominated accounts receivable during the quarter ended June 26, 2005, and we have no current plans to continue usage of the program. There were no uncollected sold receivables remaining as of June 26, 2005. The change in deferred tax assets was primarily due to the utilization of net operating loss carryforwards. Deferred profit decreased by $18.9 million reflecting marginally higher revenues as compared to shipments during fiscal year 2005.

Cash Flows from Investing Activities
     Net cash used for investing activities during fiscal year 2005 was $58.7 million and consisted of net purchases of $63.3 million of short-term investments and net capital expenditures of $22.8 million which consisted primarily of engineering equipment. Restricted cash decreased by $27.4 million as a result of the closing of the property sale of certain lease facilities discussed in the “Guarantees” section above.
Cash Flows from Financing Activities
     Net cash used for financing activities during fiscal year 2005 was $52.3 million including stock repurchases of $167.1 million partially offset by net proceeds of $114.3 million from the issuance of our common stock from stock option exercises and employee stock purchase plan purchases and $0.5 million of reissuance of treasury stock.
     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2007. During fiscal year 2005, we repurchased 5,855,000 shares of common stock at a total price of $167.1 million. As of June 26, 2005, the total amount available for repurchase under this program was $82.9 million. We expect to continue to purchase shares under this program.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we believe our levels of cash, cash equivalents, and short-term investments at June 26, 2005 are sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.
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

Risk Factors
     In addition to the other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, or should be attached, to the order in which the risk factors appear.
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
We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems
     System sales constitute a significant portion of our total revenue. Our systems can typically range in price from approximately $0.4 million to $5.7 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results
     We generally recognize revenue for new system sales on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new systems revenues is typically subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which could cause our quarterly operating results to fluctuate.
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
     In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as introduction of new products could adversely affect our sales of existing products. Moreover, future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both.
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
•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	export restrictions or other regulatory or legislative actions which limit our ability to sell those products to key customer or market segments;

•	an improved version of products being offered by a competitor in the market we participate in;

•	increased pressure from competitors that offer broader product lines;

•	technological change that we are unable to address with our products; and

•	a failure to release new enhanced versions of our products on a timely basis.
     In addition, the fact that we offer a more limited product line creates the risk that our customers may view us as less important to their business than are our competitors that offer additional products as well. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Since we are primarily a provider of etch equipment, our business is affected by our customers’ use of etching steps in their processes. Should technologies change so that the manufacture of semiconductor chips requires fewer etching steps, this might have a larger impact on our business than it would on the business of our less concentrated competitors.
We Have a Limited Number of Key Customers
     Sales to a limited number of large customers constitute a significant portion of our overall revenue, new orders and profitability. As a result, the actions of even one customer may subject us to revenue swings that are difficult to predict. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
Strategic Alliances May Have Negative Effects on our Business
     Increasingly, semiconductor companies are entering into strategic alliances with one another to expedite the development of processes and other manufacturing technologies. Often, one of the outcomes of such an alliance is the definition of a particular tool set for a certain function or a series of process steps that use a specific set of manufacturing equipment. While this could work to our advantage if Lam’s equipment becomes the basis for the function or process, it could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such function or process. In the latter case, even if Lam’s equipment was previously used by a customer, that equipment may be displaced in current and future applications by the tools standardized by the alliance.
     Similarly, our customers may team with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. These actions could adversely impact our market share and subsequent business.
We Are Dependent Upon a Limited Number of Key Suppliers
     We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, several of our outsourced assembly suppliers are relatively new providers to us so that our experience with them and their performance is limited. Where practical, our intent is to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

Our Outsource Providers May Fail to Perform as We Expect
     Outsource providers have played and will play key roles in our manufacturing operations and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business. In addition, the expansive role of outsource providers has required and will continue to require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.
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

Our Future Success Depends on International Sales and the Management of Global Operations
     Non-U.S. sales, accounted for approximately 84% in fiscal year 2005, 82% in fiscal year 2004 and 72% in fiscal year 2003 of our total revenue. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:
•	trade balance issues;

•	economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local suppliers;

•	compliance with U.S. and international laws and regulations, including U.S. export restrictions;

•	fluctuations in interest and currency exchange rates;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people for the operation of our business.
     Certain international sales depend on our ability to obtain export licenses from the U.S. Government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, and the United States, that political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asia region. A significant trade disruption in these areas could have a material, adverse impact on our future revenue and profits.
     We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Japanese Yen-denominated assets and forecasted Japanese Yen-denominated revenue and will continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction Moreover, by hedging our Yen-denominated assets with currency forward contracts, we may miss favorable currency trends, that would have been advantageous to us but for the hedges. Additionally, we currently do not enter into such forward contracts for currencies other than the Yen, and we therefore are subject to both favorable and unfavorable exchange rate fluctuations to the extent that we have business (such as the payment of wages and leases) in other currencies.
Our Financial Results May Be Adversely Impacted By Higher Than Expected Tax Rates Or Exposure To Additional Income Tax Liabilities
     As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further, if we elect to repatriate cash held outside the United States pursuant to the American Jobs Creation Act of 2004, our tax rate may increase, even if by a lesser amount than without such legislation.
Changes in Accounting Standards for Stock-Based Compensation May Adversely Affect our Operating Results, Our Stock Price, and Our Competitiveness in the Employee Marketplace
     The adoption of SFAS No. 123(R) requires us to expense all stock-based compensation provided to employees beginning with our quarter ending September 25, 2005. The environment for skilled employees that are knowledgeable about our products and services is a competitive one, and we believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123(R) will decrease our earnings based on its measure of the value of stock-based compensation. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives. Moreover, as we will be adopting these rules before certain other companies in our industry, there may be, for some period of time, an appearance that our earnings are lower than those of comparable companies that have not yet adopted SFAS No. 123(R), which could have a negative effect on our stock price.

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
If We Are Unable to Adjust the Scale of Our Business in Response to Rapid Changes in Demand in the Semiconductor Equipment Industry, Our Operating Results and Our Ability to Compete Successfully May Be Impaired
     The business cycle in the semiconductor equipment industry has historically been characterized by frequent periods of rapid change in demand that challenge our management to adjust spending and resources allocated to operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures and in training, managing, and appropriately sizing our supply chain, our work force and other components of our business on a timely basis. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. If we do not adequately meet these challenges, our gross margins and earnings may be impaired during periods of demand decline, and we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during periods of demand growth.
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
•	general market, semiconductor, or semiconductor equipment industry conditions;

•	global economic fluctuations;

•	variations in our quarterly operating results;

•	variations in our revenues or earnings from levels experienced by other companies in our industry or forecasts by securities analysts;

•	announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations, or introduction of new products;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	success or failure of our new and existing products;

•	liquidity of Lam;

•	disruptions with key customers or suppliers; or

•	political, economic, or environmental events occurring globally or in any of our key sales regions.
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

Intellectual Property and Other Claims Against Us Can Be Costly and Could Result in the Loss of Significant Rights Which Are Necessary to Our Continued Business and Profitability
     Third parties may assert infringement, unfair competition or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results. Moreover, although we seek to obtain insurance to protect us from claims and cover losses to our property, there is no guarantee that such insurance will fully indemnify us for any losses that we may incur.
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
We Are Subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, beginning with our fiscal year ended June 26, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (Firm) is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of June 26, 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
Our Independent Registered Public Accounting Firm Must Confirm Its Independence in Order for Us to Meet Our Regulatory Reporting Obligations on a Timely Basis
     Our independent registered public accounting firm communicates with us at least annually regarding any relationships between the Firm and Lam that, in the Firm’s professional judgment, might have a bearing on the Firm’s independence with respect to us. If, for whatever reason, our independent registered public accounting firm finds that it cannot confirm that it is independent of Lam based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio at June 26, 2005 and June 27, 2004:

									June 27,
	June 26, 2005								2004
						There-		Fair
	2006	2007	2008	2009	2010	After	Total	Value	Total
			(in thousands)
Cash equivalents
Fixed rate	$378,183	$—	$—	$—	$—	$—	$378,183	$378,183	$57,739
Average rate	3.05%	—	—	—	—	—	3.05%	—	1.20%
Short-term investments
Fixed rate	$167,979	$81,707	$44,250	$18,512	$13,724	$2,674	$328,846	$327,003	$263,009
Average rate	3.60%	4.34%	4.42%	4.52%	4.33%	5.00%	3.99%	—	2.47%
Auction rate preferreds Variable rate	$—	$—	$—	$—	$—	$—	$—	$—	$4,998
Average rate	—	—	—	—	—	—	—	—	1.29%
Restricted cash
Fixed rate	$85,038	$—	$—	$—	$—	$—	$85,038	$85,038	$112,468
Average rate	3.00%	—	—	—	—	—	3.00%	—	1.00%

Total investment securities	$631,200	$81,707	$44,250	$18,512	$13,724	$2,674	$792,067	$790,224	$438,214

Average rate	3.19%	4.34%	4.42%	4.52%	4.33%	5.00%	3.43%	—	1.91%

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
     We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales are denominated in U.S. dollars except for certain of our revenues in Japan that are denominated in Japanese Yen, and certain of our spares and service contracts which are denominated in other currencies. The majority of our expenses are denominated in U.S. dollars except for expenses related to our non U.S. sales and support offices which are denominated in these countries’ local currency. As a result, we believe that our primary exposure to foreign exchange rate fluctuation is naturally hedged (the revenue in local currency partially offsets the exposure to local currency expenses) except for our Japanese Yen revenue exposure in Japan. For this reason, we periodically hedge anticipated cash flow transactions with foreign currency forward contracts. We defer the gains and losses on these contracts and recognize them in income during the same period as the hedged transaction is recognized in income. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated receivable balances. The change in fair value of these contracts is recorded into earnings as a component of other income and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables assuming the hedge contract fully covers the intercompany and trade receivable balances.
     On June 26, 2005, the notional amount of outstanding Japanese Yen forward contracts that are designated as balance sheet hedges was $32.6 million. The unrealized loss on the contracts on June 26, 2005, was $0.4 million. A 15% appreciation of the Japanese Yen would result in an unrealized loss of $5.8 million. Depreciation in the exchange rate of the Japanese Yen of approximately 15% would result in an unrealized gain of $4.2 million. On June 26, 2005, the notional amount of outstanding Japanese Yen forward contracts that are designated as cash flow hedges was $66.2 million. A 15% appreciation of the Japanese Yen would result in an unrealized loss of $11.7 million. Depreciation in the exchange rate of the Japanese Yen of approximately 15% would result in an unrealized gain of $8.6 million.

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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of the close of fiscal year June 26, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 26, 2005 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Ernst & Young LLP, an independent registered public accounting firm, has audited management’s assessment of the Company’s internal control over financial reporting, as stated in their report, which is included at the end of Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effectiveness of Controls
     While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective, future events affecting our business may cause us to modify our disclosure controls and procedures or internal control over financial reporting. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that a control system cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Item 9B. Other Information
Termination of Lease Supplements under Master Lease in Connection With Transfer of Properties by Lessor.
     On June 10, 2005, Lam filed a Form 8-K disclosing that it had received a notice of approval from a designated buyer under a contract to purchase two properties at its Fremont, California campus. Lam had vacated these properties in connection with previously disclosed restructuring plans. The properties being purchased were two of four properties leased by Lam from SELCO Services Corporation under the Amended and Restated Master Lease and Deed of Trust, dated as of June 1, 2003, between SELCO, as lessor, and Lam, as lessee (the “Master Lease”) and the related Participation Agreement among Lam, SELCO, and Key Equipment Finance, Inc. (formerly known as Key Corporation Capital Inc.), as lender and administrative agent.
     At the closing of the sale of the two properties, which occurred on June 21, 2005, the lessor deeded the purchased properties to the buyer and Lam was released from its obligations under the June 2003 lease agreements with respect to the properties covered by Lease Supplements No. 4, No. 5, No. 6 and No. 7, each dated as of June 1, 2003, between Lam and the lessor. The remaining June 1, 2003 lease agreements shall continue in effect with respect to the two properties remaining subject to the Master Lease.
PART III
     We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders to be held November 3, 2005 (the Proxy Statement), and certain information included therein is incorporated herein by reference. (However, the Report of the Audit Committee, Compensation Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption “Executive Officers of the Company”, which information is incorporated herein by this reference.
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

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
(a) 1. Index to Financial Statements
     Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.
3. See (c) of this Item 15, which is incorporated herein by reference.
(c)	The list of Exhibits follows page 78 of this Form 10-K and are incorporated herein by this reference.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 26,	June 27,
	2005	2004
ASSETS
Cash and cash equivalents	$482,250	$163,403
Short-term investments	327,003	266,069
Accounts receivable, less allowance for doubtful accounts of $3,865 in 2005 and 2004	232,005	245,508
Inventories	110,051	108,249
Deferred income taxes	76,660	102,731
Prepaid expenses and other current assets	16,867	10,428

Total current assets	1,244,836	896,388
Property and equipment, net	41,082	42,444
Restricted cash	85,038	112,468
Deferred income taxes	43,224	106,505
Other assets	34,635	40,821

Total assets	$1,448,815	$1,198,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$60,218	$93,394
Accrued expenses and other current liabilities	229,207	172,343
Deferred profit	89,708	108,369
Current portion of long-term liabilities	—	2,500

Total current liabilities	379,133	376,606
Long-term liabilities less current portion	2,786	9,554

Total liabilities	381,919	386,160
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 137,313 shares at June 26, 2005 and 134,988 shares at June 27, 2004	137	135
Additional paid-in capital	744,672	628,076
Deferred stock-based compensation	(1,225)	(1,839)
Treasury stock, at cost, 7,215 shares at June 26, 2005 and 1,385 shares at June 27, 2004	(186,064)	(19,742)
Accumulated other comprehensive loss	(10,789)	(15,283)
Retained earnings	520,165	221,119

Total stockholders’ equity	1,066,896	812,466

Total liabilities and stockholders’ equity	$1,448,815	$1,198,626

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEAR ENDED
	June 26,	June 27,	June 29,
	2005	2004	2003
Total revenue	$1,502,453	$935,946	$755,234
Cost of goods sold	738,361	506,548	452,369
Cost of goods sold — restructuring recoveries	—	(1,651)	(964)

Total cost of goods sold	738,361	504,897	451,405
Gross margin	764,092	431,049	303,829
Research and development	194,115	170,479	160,493
Selling, general and administrative	164,774	146,063	132,820
Restructuring charges, net	14,201	8,327	15,901

Total operating expenses	373,090	324,869	309,214

Operating income (loss)	391,002	106,180	(5,385)
Other income (expense):
Interest income	17,537	9,915	15,804
Interest expense	(1,413)	(4,634)	(6,096)
Other, net	(8,004)	(811)	(19,968)

	8,120	4,470	(10,260)

Income (loss) before income taxes	399,122	110,650	(15,645)
Income tax expense (benefit)	99,781	27,662	(7,906)

Net income (loss)	$299,341	$82,988	$(7,739)

Net income (loss) per share:
Basic	$2.17	$0.63	$(0.06)

Diluted	$2.10	$0.59	$(0.06)

Number of shares used in per share calculations:
Basic	137,727	131,776	126,300

Diluted	142,417	144,928	126,300

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED
	June 26,	June 27,	June 29,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$299,341	$82,988	$(7,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on equity derivative contracts in Company stock	—	—	16,407
Depreciation	23,667	23,418	30,490
Amortization	1,850	4,822	8,263
Deferred income taxes	89,352	10,862	(8,640)
Restructuring charges, net	14,201	6,676	14,937
Amortization of premiums on securities	3,285	3,966	6,214
Asset impairment charge	—	3,025	—
Loss on disposal of long-lived assets	—	732	1,372
Amortization of deferred stock-based compensation	864	3,167	593
Net noncash gain on retirement of 4% Notes	—	(7,505)	—
Tax benefit from employee stock options	2,050	1,421	—
Other, net	(431)	(251)	679
Changes in working capital accounts:
Accounts receivable, net of allowance	13,470	(138,361)	23,659
Inventories	(2,588)	5,136	63,454
Prepaid expenses and other assets	(455)	6,528	(2,852)
Trade accounts payable	(33,108)	57,847	(24,306)
Deferred profit	(18,936)	63,105	(18,390)
Accrued expenses and other liabilities	33,368	29,573	(34,899)

Net cash provided by operating activities	425,930	157,149	69,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,849)	(24,026)	(12,264)
Purchases of available-for-sale securities	(247,392)	(463,476)	(671,068)
Sales and maturities of available-for-sale securities	184,083	530,406	1,026,558
Transfer of restricted cash	27,430	6,000	—
Purchase of investments for restricted cash, net	—	—	(47,485)
Other, net	—	(398)	617

Net cash provided by / (used for) investing activities	(58,728)	48,506	296,358

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	—	(300,012)	(361,407)
Proceeds from settlement of swap	—	10,870	—
Treasury stock purchases	(167,081)	—	(39,122)
Reissuances of treasury stock	458	13,242	12,499
Proceeds from issuance of common stock	114,304	64,152	14,683

Net cash used for financing activities	(52,319)	(211,748)	(373,347)

Effect of exchange rate changes on cash	3,964	2,153	2,659
Net increase (decrease) in cash and cash equivalents	318,847	(3,940)	(5,088)
Cash and cash equivalents at beginning of year	163,403	167,343	172,431

Cash and cash equivalents at end of year	$482,250	$163,403	$167,343

Supplemental disclosures:
Cash payments for interest	$1,341	$13,600	$20,036

Cash payments for income taxes	$7,339	$4,165	$5,674

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					DEFERRED	ACCUMULATED
	COMMON		ADDITIONAL		STOCK-	OTHER
	STOCK	COMMON	PAID-IN	TREASURY	BASED	COMPREHENSIVE	RETAINED
	SHARES	STOCK	CAPITAL	STOCK	COMPENSATION	INCOME (LOSS)	EARNINGS	TOTAL
Balance at June 30, 2002	127,978	$128	$542,228	$(9,100)	$—	$(15,240)	$157,040	$675,056

Sale of common stock	1,696	2	14,683	—	—	—	—	14,685
Purchase of treasury stock	(3,497)	(4)	—	(47,553)	—	—	—	(47,557)
Reissuance of treasury stock	1,258	1	—	17,983	—	—	(5,484)	12,500
Deferred stock-based compensation	—	—	3,362	—	(3,362)	—	—	—
Amortization of deferred compensation	—	—	—	—	593	—	—	593
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(7,739)	(7,739)
Foreign currency translation adjustment	—	—	—	—	—	1,305	—	1,305
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	—	(925)	—	(925)
Unrealized gain on financial instruments, net	—	—	—	—	—	1,166	—	1,166

Total comprehensive loss								(6,193)

Balance at June 29, 2003	127,435	127	560,273	(38,670)	(2,769)	(13,694)	143,817	649,084

Sale of common stock	6,224	7	64,145	—	—	—	—	64,152
Income tax benefit from stock option transactions	—		1,421	—	—	—	—	1,421
Reissuance of treasury stock	1,329	1	—	18,928	—	—	(5,686)	13,243
Deferred stock-based compensation	—	—	2,237	—	(2,237)	—	—	—
Amortization of deferred compensation	—	—	—	—	3,167	—	—	3,167
Components of comprehensive income:
Net income	—	—	—	—	—	—	82,988	82,988
Foreign currency translation adjustment	—	—	—	—	—	1,808	—	1,808
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	—	(293)	—	(293)
Unrealized loss on financial instruments, net	—	—	—	—	—	(2,665)	—	(2,665)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(439)	—	(439)

Total comprehensive income								81,399

Balance at June 27, 2004	134,988	135	628,076	(19,742)	(1,839)	(15,283)	221,119	812,466

Sale of common stock	8,155	8	114,296	—	—	—	—	114,304
Purchase of treasury stock	(5,855)	(6)	—	(167,075)				(167,081)
Income tax benefit from stock option transactions	—	—	2,050	—	—	—	—	2,050
Reissuance of treasury stock	25	—	—	753	—	—	(295)	458
Deferred stock-based compensation	—	—	(173)	—	173	—	—	—
Amortization of deferred compensation	—	—	423	—	441	—	—	864
Components of comprehensive income:
Net income	—	—	—	—	—	—	299,341	299,341
Foreign currency translation adjustment	—	—	—	—	—	3,584	—	3,584
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	1,650	—	1,650
Unrealized loss on financial instruments, net	—	—	—	—	—	(379)	—	(379)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(361)	—	(361)

Total comprehensive income								303,835

Balance at June 26, 2005	137,313	$137	$744,672	$(186,064)	$(1,225)	$(10,789)	$520,165	$1,066,896

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 26, 2005
Note 1: Company and Industry Information
     Lam Research Corporation (Lam or the Company) is a major supplier of wafer fabrication equipment and services to the world’s semiconductor industry. The Company markets and sells product offerings that include single-wafer plasma etch systems with a wide range of applications, wafer cleaning systems, and an array of services designed to optimize the utilization of these systems by its customers. The Company sells its products and services primarily to companies involved in the production of semiconductors in the United States, Europe, Japan, Korea and Asia Pacific.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Over the recent business cycles, the severity of these fluctuations has increased, and today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2005, 2004, and 2003 may not necessarily be indicative of future operating results.
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
     Revenue Recognition: The Company recognizes all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and it has completed its system installation obligations, received customer acceptance or is otherwise released from its installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. Revenue from multiple element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.

     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, the Company assumes title transfers when it completes physical transfer of the products to the freight carrier unless other customer practices prevail. Transfer of title for shipments to Japanese customers generally occurs at time of customer acceptance.
     Standard costs are re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor performance levels, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between the Company’s legal entities are eliminated from the Company’s consolidated financial statements.
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
     Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company offers standard warranties for its systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. When appropriate, the Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.
     Actual warranty expenses are incurred on a system-by-system basis, and may differ from the Company’s original estimates. While the Company periodically monitors the performance and cost of warranty activities, if actual costs incurred are different than its estimates, the Company may recognize adjustments to provisions in the period in which those differences arise or are identified. Accordingly, actual costs that exceed the estimates are expensed as incurred, and at the same time, additional probable and estimable liabilities may be recorded.
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
     Stock-Based Compensation — Employee Stock Purchase Plan and Employee Stock Incentive Plans: The Company accounts for its employee stock purchase plan (ESPP) and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN No. 44) and makes pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based

Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. The Company’s ESPP is a non-compensatory plan, and its stock option plans are accounted for using the intrinsic value method under the provisions of APB No. 25. Please see Recent Accounting Pronouncements in Note 3 below regarding the provisions of SFAS No. 123(R) which will become effective during the Company’s fiscal quarter ending September 25, 2005.
     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” as if the Company had accounted for its stock option and stock purchase plans under the fair value method of SFAS No. 123 and SFAS No. 148. Pro forma net income (loss) and pro forma net income (loss) per share disclosed below are estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each option. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 and SFAS No. 148:

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss) — as reported	$299,341	$82,988	$(7,739)
Add: compensation expense recorded under APB No.25, net of tax	648	2,336	616
Deduct: SFAS No. 123 compensation expense, net of tax	(14,411)	(27,128)	(43,226)

Net income (loss) — pro forma	$285,578	$58,196	$(50,349)

Basic net income (loss) per share — as reported	$2.17	$0.63	$(0.06)
Basic net income (loss) per share — pro forma	2.07	0.44	(0.40)
Diluted net income (loss) per share — as reported	2.10	0.59	(0.06)
Diluted net income (loss) per share — pro forma	$2.00	$0.42	$(0.40)
     For pro forma purposes, the estimated fair value of the Company’s stock compensation is amortized over the options’ vesting period (for options) and the respective four, eight, or twelve-month purchase periods (for stock purchases under the employee stock purchase plan.) The fair value of all of the Company’s stock compensation was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. The fair value of the Company’s stock-based awards granted and stock purchases under the ESPP during fiscal years 2005, 2004, and 2003 was estimated using the following weighted-average assumptions:

	Options			ESPP
	June 26,	June 27,	June 29,	June 26,	June 27,	June 29,
	2005	2004	2003	2005	2004	2003
Expected life (years)	2.8	3.3	2.4	0.56	0.60	0.63
Expected stock price volatility	73.3%	74.1%	74.0%	74.0%	74.1%	74.0%
Risk-free interest rate	2.8%	2.3%	1.5%	2.9%	2.3%	1.5%

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
     The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.
     The Company provides for income taxes on the basis of annual estimated effective income tax rates. Lam’s estimated effective income tax rate reflects the underlying profitability of the Company, the region where profits are recorded and the respective tax rates imposed. The Company carefully monitors these factors and adjusts the effective income tax rate, if necessary. If actual results differ from estimates, the Company could be required to record an additional valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material impact on its business, results of operations, and financial condition.
     The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company’s estimate for the potential outcome of any uncertain tax issue is highly judgmental. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operations and financial condition. The Company accounts for the income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.
     Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 26, 2005 and included 52 weeks. The fiscal year ended June 27, 2004 also included 52 weeks. The Company’s next fiscal year, ending on June 25, 2006, will include 52 weeks.
     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Cash Equivalents and Short-Term Investments: All investments purchased with an original maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss.) The specific identification method is used to determine the realized gains and losses on investments.
     Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to seven years. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease.

     Restructuring Charges: In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The Company early-adopted SFAS No. 146 in the quarter ended December 29, 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. Accordingly, restructuring accruals are recorded when management, with the proper level of authority, approves the specific actions under a plan, communicates the reduction activities and severance packages to the affected employees, and vacates the facilities, or otherwise terminates a contract in accordance with its terms, included in the plan. Accruals related to vacated facilities are calculated net of estimated sublease income, and leasehold improvements related to vacated facilities are written off as these items have no future economic benefit. Sublease income is estimated based on current market estimates. If the Company is unable to sublet the vacated properties on a timely basis, the Company adjusts the accrual accordingly.
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
     Derivative Financial Instruments: The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). The Company has a policy that allows the use of derivative financial instruments, specifically foreign currency forward exchange rate contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue transactions denominated in Japanese Yen and other foreign currency denominated assets. The Company does not use derivatives for trading or speculative purposes.
     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Each period, hedges are tested for effectiveness by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

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
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated receivable balances. Under SFAS No. 133, these forward contracts are not designated accounting hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables assuming the hedge contract fully covers the intercompany and trade receivable balances.
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
     The Company does not believe that it is or was exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are established and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese Yen), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.
     Guarantees: The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN No. 45, (b) the guarantee is subject to FIN No. 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has recorded a liability for certain guaranteed residual values related to specific facility lease agreements. The Company has evaluated its remaining guarantees and has concluded that they are either not within the scope of FIN No. 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, recourse provisions related to sales of accounts receivable, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. Please see Note 16 for additional information on the Company’s guarantees.
     Foreign Currency: Throughout fiscal year 2005, the functional currencies of the Company’s European, Japanese, Korean, and Asia Pacific subsidiaries were generally the individual subsidiaries’ local currencies. The Company’s subsidiaries primarily generate and expend cash in their local currency. Billings and receipts for their labor and services are primarily denominated in the local currency and the workforce is paid in local currency. Their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company’s cash flows. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income statement accounts are translated at an average rate for the period. The resulting translation adjustments are recorded as cumulative translation adjustments, and are a component of accumulated other comprehensive income (loss).
     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2005 presentation.
Note 3: Recent Accounting Pronouncements
     In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position (FSP), EITF Issue 03-01-1, which indefinitely delays the effective date for the measurement and recognition guidance of EITF 03-01. The Company is currently evaluating the impact, if any, of adopting EITF 03-01.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt SFAS No. 151 in fiscal year 2006 and its adoption is not expected to have a significant impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. In March, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) which provides the Staff’s views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) will be effective for the Company beginning with the quarter ended September 25, 2005.
     The effects of the adoption of SFAS No. 123(R) on the Company’s results of operations and financial position are dependent upon a number of factors, including the number of employee stock options outstanding and unvested, the number of stock-based awards which may be granted in the future, the life and vesting features of stock-based awards which may be granted in the future, the future market value and volatility of the Company’s stock, movements in the risk free rate of interest, award exercise and forfeiture patterns, and the valuation model used to estimate the fair value of each award. The Company is currently evaluating these variables in the design of its stock-based compensation program as well as the accounting requirements under SFAS No. 123(R) and SAB No. 107. In addition, the Company intends to utilize restricted stock units as a key component of its ongoing employee incentive-based compensation plan. These awards generally are recorded at their fair value, equal to the quoted market price of the Company’s common stock on the date of issuance, and this amount is subsequently amortized ratably over the vesting period of the shares of restricted stock held by the employee. Based on the expense for the Company’s ESPP, its outstanding unvested options, and any outstanding unvested restricted stock units, the Company believes that the expense for stock-based compensation for the quarter ending September 25, 2005 will range from $8 million to $10 million, pre-tax.

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on its results of operations or financial position.
Note 4: Financial Instruments
     Investments at June 26, 2005 and June 27, 2004 consist of the following:

	June 26, 2005				June 27, 2004
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
Institutional Money Market Funds	$366,672	$—	$—	$366,672	$57,739	$—	$—	$57,739
Securities held with original maturities less than or equal to 90 days	11,511	—	—	11,511	—	—	—	—

Amounts included in cash and cash equivalents	378,183	—	—	378,183	57,739	—	—	57,739

Auction Rate Notes and Preferred Stock	—	—	—	—	4,998	2	—	5,000
Municipal Bonds and Notes	102,118	84	(686)	101,516	104,324	193	(732)	103,785
Treasury and Agency Notes	50,362	27	(322)	50,067	83,515	98	(859)	82,754
Bank and Corporate Notes	176,366	125	(1,071)	175,420	57,384	51	(639)	56,796
International - US$ Denominated	—	—	—	—	17,786	7	(59)	17,734

Amounts included in short-term investments	328,846	236	(2,079)	327,003	268,007	351	(2,289)	266,069

Institutional Money Market Funds	85,038	—	—	85,038	112,468	—	—	112,468

Amounts included in restricted cash	85,038	—	—	85,038	112,468	—	—	112,468

Total Available-for -sale	$792,067	$236	$(2,079)	$790,224	$438,214	$351	$(2,289)	$436,276

     The Company accounts for its investment portfolio at fair value. Realized gains and (losses) from investments sold were approximately $0.1 million and ($0.9) million in fiscal year 2005 and approximately $0.2 million and ($0.3) million in fiscal year 2004. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The fair value of the Company’s investments in auction rate preferred securities is based upon par value, which approximates fair value due to the nature of the instruments.

     The Company’s available-for-sale securities are invested in financial instruments with a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch.
     The amortized cost and fair value of investments in debt securities with contractual maturities is as follows:

	June 26,		June 27,
	2005		2004
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in less than one year	$631,200	$630,596	$229,963	$229,773
Due one year through five years	160,867	159,628	203,253	201,503

Total investments in debt securities	$792,067	$790,224	$433,216	$431,276

     Management has the ability and intent, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities.
     As noted above, the Company’s available-for-sale securities are invested in financial instruments with a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch, respectively and its policy limits the amount of credit exposure with any one financial institution or commercial issuer.
     Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.
     The fair value of the Company’s foreign currency forward contracts is estimated based upon the Japanese Yen exchange rates at June 26, 2005 and June 27, 2004, respectively.
     At June 26, 2005, the notional amount of outstanding Japanese Yen forward contracts that are designated as cash flow hedges was $66.2 million. The Company had no cash flow hedges at June 27, 2004. At June 26, 2005 and June 27, 2004, the notional amount of Japanese Yen forward contracts that are designated as balance sheet hedges was $32.6 million and $48.1 million, respectively.
     The Company has an agreement to sell specific U.S. dollar-denominated receivables. The Company discontinued use of this program during the quarter ended June 26, 2005 and currently has no plans to continue usage of the program. None of these receivables remained uncollected at June 26, 2005. At June 27, 2004, $60.0 million of these receivables remained uncollected, of which $6.0 million were subject to recourse provisions.

Note 5: Derivative Financial Instruments and Hedging
     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). See Note 2 for information on the Company’s policies with respect to derivative financial instruments and hedging. The Company does not use derivatives for trading or speculative purposes.
     To protect against the reduction in value of forecasted Japanese Yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Each period, hedges are tested for effectiveness by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. There were no gains or losses during fiscal year 2005 associated with forecasted transactions that failed to occur. A net gain of $0.3 million for fiscal year 2004 was recognized in Other Income and Expense associated with cash flow hedges where the original forecasted transactions did not occur within the specified hedge period.
     At June 26, 2005, the Company expects to reclassify the entire amount of $0.8 million accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated receivable balances. Under SFAS No. 133, these forward contracts are not designated hedges. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables assuming the hedge contract fully covers the intercompany and trade receivable balances.
Note 6: Inventories

	June 26,	June 27,
	2005	2004
	(in thousands)
Raw materials	$51,251	$45,070
Work-in-process	24,492	41,353
Finished goods	34,308	21,826

	$110,051	$108,249

Note 7: Property and Equipment
     Property and equipment, net, consist of the following:

	June 26,	June 27,
	2005	2004
	(in thousands)
Manufacturing, engineering and office equipment	$98,947	$98,046
Computer equipment and software	63,839	59,062
Leasehold improvements	41,574	41,256
Furniture and fixtures	5,045	3,204

	209,405	201,568
Less: accumulated depreciation and amortization	(168,323)	(159,124)

	$41,082	$42,444

Note 8: Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	June 26,	June 27,
	2005	2004
	(in thousands)
Accrued compensation	$96,006	$76,896
Warranty reserves	35,802	28,401
Income and other taxes payable	30,518	33,972
Restructuring reserves	3,317	5,093
Other	63,564	27,981

	$229,207	$172,343

Note 9: Stockholders’ Equity
     In October, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permit the Company to repurchase shares through September 30, 2007. The Company plans to continue to execute the program. Consistent with the authorization, share repurchases for the fiscal year ended June 26, 2005 were as follows:

	Total Number		Amount Available
	of Shares	Total Cost of	For Repurchase
Period	Repurchased	Repurchase	Under the Plan
		(in thousands)
Quarter Ending December 26, 2004	—	$—	$250,000
Quarter Ending March 27, 2005	2,250	67,793	$182,207
Quarter Ending June 26, 2005	3,605	99,288	$82,919

Total	5,855	$167,081

     During fiscal year 2005, the Company accelerated the vesting of approximately 469,000 employee stock options. The Company decided to accelerate vesting of these options as the expense recognized in fiscal year 2005 as a result of this decision was lower than the expense that would be recognized in future periods upon the adoption of SFAS No. 123R in July 2005. There were no Section 16 officers or directors included in this acceleration. Included in this acceleration of vesting were approximately 258,000 in-the-money options, which resulted in a compensation charge of $0.4 million recorded in the Company’s fiscal year 2005 Consolidated Statements of Operations. This compensation charge was calculated in accordance with APB No. 25 and FIN No. 44 and was based on the options’ intrinsic value on the date of modification.
     As of June 26, 2005, the Company had $1.2 million remaining in deferred stock-based compensation. This balance relates to restricted stock units granted to certain of the Company’s employees. The grant of these units has been accounted for in accordance with APB No. 25 and EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.”” Accordingly, these units were valued using the intrinsic value as calculated by the market price at the date of grant. This resulted in a fixed non-cash compensation charge which is being recognized on a straight-line basis in earnings over the related service period.
Note 10: Other Income (Expense), Net
     The significant components of other income, net, are as follows:

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands)
Interest income	$17,537	$9,915	$15,804
Loss on equity derivative contracts	—	—	(16,407)
Interest expense	(1,413)	(4,634)	(6,096)
Foreign exchange loss	(1,175)	(1,334)	(272)
Debt issue cost amortization	—	(1,593)	(2,536)
Net gain on settlement of swap and retirement of 4% Notes	—	4,505	—
Equity method investment losses	(205)	(426)	(777)
Equity method investment impairment	(445)	—	—
Charitable contributions	(5,500)	(1,000)	—
Other, net	(679)	(963)	24

	$8,120	$4,470	$(10,260)

Note 11: Net Income (Loss) Per Share
     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed, using the treasury stock method, as though all potential common shares that are dilutive were outstanding during the period. Potential common shares are excluded from the diluted net loss per share calculations as the effect would be antidilutive due to the net loss for the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income (loss) per share.

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands, except per share data)
Numerator:
Net income (loss)	$299,341	$82,988	$(7,739)

Add:
Interest expense on 4% Notes, net of income taxes	—	3,179	—

Numerator for diluted net income (loss) per share	$299,341	$86,167	$(7,739)

Denominator:
Basic average shares outstanding	137,727	131,776	126,300
Effect of potential dilutive securities:
Employee stock plans and warrant	4,690	6,897	—
Assumed conversion of 4% Notes	—	6,255	—

Diluted average shares outstanding	142,417	144,928	126,300

Net income (loss) per share — Basic	$2.17	$0.63	$(0.06)

Net income (loss) per share — Diluted	$2.10	$0.59	$(0.06)

     For the purpose of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities whose exercise prices exceed the average market value of the Company’s common stock for the period. The following potential dilutive securities were excluded:

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands)
Number of potential dilutive securities excluded	3,035	3,403	18,166

     In addition, during the fiscal year ended June 29, 2003, 6.7 million potential dilutive securities related to the Company’s convertible subordinated 4% notes and 3.7 million potential dilutive securities related to employee stock plans and warrant were excluded for purposes of computing diluted net loss per share because the effect would have been antidilutive.

Note 12: Comprehensive Income (Loss)
     The components of comprehensive income (loss) are as follows:

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands)
Net income (loss)	$299,341	$82,988	$(7,739)
Foreign currency translation adjustment	3,584	1,808	1,305
Unrealized gain (loss) on fair value of derivative financial instruments, net	1,650	(293)	(925)
Unrealized gain (loss) on financial instruments, net	(379)	(2,665)	1,166
Reclassification adjustment for gain on financial instruments included in earnings	(361)	(439)	—

Comprehensive income (loss)	$303,835	$81,399	$(6,193)

     The balance of accumulated other comprehensive loss is as follows:

	June 26,	June 27,
	2005	2004
	(in thousands)
Accumulated foreign currency translation adjustment	$(9,761)	$(13,345)
Accumulated unrealized gain on derivative financial instruments	815	—
Accumulated unrealized loss on financial instruments	(1,843)	(1,938)

Accumulated other comprehensive loss	$(10,789)	$(15,283)

Note 13: Stock Plans and Stock Purchase Plan
     The Company has adopted stock plans that provide for the grant to key employees of stock-based awards to purchase shares of the Company’s Common Stock. In addition, the plans permit the grant of nonstatutory stock-based awards to paid consultants and employees, and provide for the automatic grant of nonstatutory stock-based awards to outside directors. The stock-based award price is determined by the Board of Directors or its designee, the plan administrator, but in no event will it be less than the fair market value of the Company’s Common Stock on the date of grant. Stock-based awards granted under the plans vest over a period determined by the Board of Directors or the plan administrator. Under the automatic grant program, each outside director receives an option immediately exercisable for 15,000 shares of the Company’s Common Stock during December of each year during which the outside director serves, with the exercise price equal to the fair market value on the date of grant.

     A summary of stock plan transactions follows:

	Available		Option	Weighted
	For Grant	Outstanding	Price	Average
June 30, 2002	3,455,636	29,622,173	$3.33-53.00	$16.68
Additional amount authorized	3,000,000	—	—	—
Granted	(4,661,372)	4,661,372	7.03-22.74	11.12
Exercised	—	(1,719,354)	3.33-18.58	8.63
Canceled	1,862,396	(1,862,396)	6.33-50.46	21.61
Expired	(59,568)	—	—	—

June 29, 2003	3,597,092	30,701,795	$3.33-53.00	$16.02
Additional amount authorized	—	—	—	—
Granted	(665,835)	665,835	18.21-35.40	25.92
Exercised	—	(6,146,637)	3.33-29.66	10.32
Canceled	1,602,440	(1,602,440)	5.97-50.46	21.88
Expired	(26,645)	—	—	—

June 27, 2004	4,507,052	23,618,553	$3.33-53.00	$17.40
Additional amount authorized	6,000,000	—	—	—
Granted	(775,050)	775,050	20.14-31.45	24.97
Exercised	—	(7,405,002)	3.33-29.87	13.57
Canceled	1,286,953	(1,286,953)	6.33-53.00	25.12
Expired	—	—	—	—

June 26, 2005	11,018,955	15,701,648	$3.33-53.00	$18.92

     At June 26, 2005, 26,720,603 shares of Lam Common Stock were reserved for future issuance under the various stock plans.
     Outstanding and exercisable options presented by price range at June 26, 2005 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$3.33-6.33	2,066,464	3.45	$5.61	2,066,464	$5.61
6.38-9.67	1,743,822	3.70	8.43	1,699,078	8.40
9.69-18.48	2,514,300	3.71	15.85	1,509,314	15.54
18.58-21.97	643,730	5.39	20.85	347,736	20.66
22.00-22.05	4,210,760	3.70	22.05	2,100,508	22.05
22.07-25.66	1,664,059	5.19	24.37	843,544	24.66
25.72-28.04	1,919,836	5.05	26.79	1,881,436	26.81
28.06-50.46	927,607	5.62	34.63	927,607	34.63
51.50-51.50	7,000	4.71	51.50	7,000	51.50
53.00-53.00	4,070	4.75	53.00	4,070	53.00

$3.33-53.00	15,701,648	4.17	$18.92	11,386,757	$18.16

     The 1997 Stock Incentive Plan and the 1999 Stock Option Plan provide for the grant of non-qualified stock-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Initially, 9.0 million shares were reserved for issuance under each plan. During fiscal year 2005, an additional 6.0 million shares were reserved for issuance under the 1997 Stock Incentive Plan evergreen provision. During the last three fiscal years, the Board of Directors approved an additional 3.0 million shares under the 1999 Stock Option Plan in fiscal year 2003.
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. The 1999 ESPP, approved by the Company’s stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (1984 ESPP). At June 29, 2003 the Company had 9.0 million shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 3.0 million shares may be issued at any time and additional shares (previously 6.0 million total additional shares) may be issued for each share of the Company’s Common Stock which the Company redeems in public-market or private purchases and designated for this purpose. In fiscal year 2004, the Company’s stockholders approved an amendment to the 1999 ESPP to (i) each year automatically increase the number of shares available for issuance under the Plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company will redeem in public market and private purchases for such purpose and (ii) to authorize the Plan Administrator (the Compensation Committee of the Board) to set a limit on the number of shares a Plan participant can purchase on any single Plan exercise date. The automatic annual increase provides that the number of shares in the Plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company redeems, in public-market or private purchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of common stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal year 2004, the number of shares of Lam Common Stock reserved for issuance under the 1999 ESPP increased by 2.0 million shares to 11.0 million shares, subject to repurchase of an equal number of shares in public market or private purchases. There were no increases to the reserve during fiscal year 2005.
     During fiscal year 2005, 764,608 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 9,023,111 shares of the Company’s Common Stock have been issued under the 1999 ESPP Plan through June 26, 2005, at prices ranging from $4.11 to $31.84 per share. At June 26, 2005, 1,970,717 shares were available for purchase under the 1999 ESPP Plan.
Note 14: Profit Sharing and Benefit Plans
     Profit sharing is awarded to certain employees based upon performance against specific corporate financial and operating goals. Distributions to employees by the Company are based upon a percentage of earned compensation, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $63.1 million, $30.9 million, and $9.7 million during fiscal years 2005, 2004, and 2003, respectively.
     The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 2% to 20% of his or her annual salary to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are directed by participants. The Company made matching contributions of approximately $3.2 million, $3.0 million, and $3.1 million in fiscal years 2005, 2004, and 2003, respectively.

Note 15: Commitments
     The Company has certain obligations, some of which are recorded on its balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on the Company’s balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on the Company’s Consolidated Balance Sheet include restructuring liabilities which are outlined in the following table and are discussed below. The Company’s off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Lam’s contractual cash obligations and commitments relating to these agreements, and its guarantees are included in the following table:

	Operating	Purchase	Restructuring
	Leases	Obligations	Liabilities	Total
		(in thousands)
Payments due by period:
Less than 1 year	$13,260	$98,497	$3,317	$115,074
1-3 years	15,101	55,814	2,240	73,155
4-5 years	77,157	21,367	30	98,554
Over 5 years	790	498	14	1,302

Total	$106,308	$176,176	$5,601	$288,085

Operating Leases
     The Company leases most of its administrative, research and development (R&D) and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide it with an option to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
     Included in the operating leases 4-5 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at the Company’s Fremont, California campus. Please see Note 16 for additional information.
     The remaining balances primarily relate to non-cancelable facility-related operating leases expiring at various dates through 2021.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains the Company’s minimum obligations at June 26, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in the Company’s storage locations and warehouses, are not reported as Lam inventory until title is transferred to the Company or its purchase obligation is determined. At June 26, 2005, vendor-owned inventories held at the Company’s locations and not reported as Lam inventory were approximately $14.8 million.
Restructuring Liabilities
     The Company’s total restructuring reserves as of June 26, 2005 were $5.6 million, including $0.2 million of severance and benefits-related costs and $5.4 million related to lease payments on vacated buildings. Through cash generated from operations, the Company expects $3.3 million to be paid over the next twelve months and $2.3 million to be paid between fiscal 2007 and fiscal 2011. See the related discussion in “Restructuring Activities” within Note 19.
Note 16: Guarantees
     The Company accounts for its guarantees in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.
     During fiscal year 2005 the Company recognized additional liabilities of $14.2 million in connection with its guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. The $14.2 million was the difference between the Company’s remaining guaranteed residual value of $17.4 million less $3.2 million previously accrued under prior restructuring plans for these facilities. During fiscal year 2005 Lam contacted the lessor regarding the marketing of these facilities for sale and received a notice of approval from a designated buyer under a contract to purchase these facilities and upon closing of the sale in the same quarter, the lessor deeded the purchased properties to the buyer. Pursuant to the lease and participation agreements, the Company’s obligation to the lessor for the properties being purchased by the designated buyer was $27.4 million. The net proceeds of the sale, equal to approximately $10.0 million, were applied against this obligation. The remainder of the obligation, Lam’s remaining guaranteed residual value of the two properties of approximately $17.4 million, was paid in the quarter ended June 26, 2005.
     The facilities noted above were among several facilities for which lease agreements were transferred to a new lessor, amended, combined and restated in March and June of 2003. As part of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessors a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of June 26, 2005 in separate, specified interest-bearing accounts which is recorded as restricted cash in the Company’s Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by Lam.
     The Company has issued certain indemnifications to its lessors under some of its operating lease agreements, such as, indemnification for various environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of June 26, 2005, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     The Company has agreements with two financial institutions that guarantee payment of its Japanese subsidiary’s overdraft protection obligation. At June 26, 2005, the maximum potential amount of future payments the Company could be required to make under these agreements was approximately $2.8 million, although the Company’s Japanese subsidiary did not owe any amounts under these agreements.
     The Company has an agreement enabling it to sell to a financial institution certain U.S. dollar-denominated receivables generated from the sale of its systems, subject to recourse provisions. The Company discontinued the use of this program during the quarter ended June 26, 2005 and has no current plans to continue usage. At June 26, 2005 the Company had no outstanding and uncollected receivables under this agreement.
     Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to the Company’s indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.
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
     Changes in the Company’s product warranty reserves during fiscal years 2005 and 2004 were as follows:

(in thousands)
Balance at June 29, 2003	$16,985
Warranties issued during the period	28,391
Settlements made during the period	(15,506)
Expirations and change in liability for pre-existing warranties during the period	(1,469)

Balance at June 27, 2004	$28,401

(in thousands)
Balance at June 27, 2004	$28,401
Warranties issued during the period	40,066
Settlements made during the period	(23,392)
Expirations and change in liability for pre-existing warranties during the period	(9,273)

Balance at June 26, 2005	$35,802

Note 17: Income Taxes
     The components of income (loss) before income taxes are as follows:

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands)
United States	$223,880	$108,950	$53,855
Foreign	175,242	1,700	(69,500)

	$399,122	$110,650	$(15,645)

     Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

		Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
		(in thousands)
Federal:
Current	$2,235	$1,396	$1,016
Deferred	78,353	10,730	(5,856)

	80,588	12,126	(4,840)

State:
Current	648	260	(3,214)
Deferred	3,077	5,468	(2,581)

	3,725	5,728	(5,795)

Foreign:
Current	14,577	9,808	2,932
Deferred	891	—	(203)

	15,468	9,808	2,729

	$99,781	$27,662	$(7,906)

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	June 26,	June 27,
	2005	2004
	(in thousands)
Deferred tax assets:
Tax benefit carryforwards	$175,389	$195,676
Accounting reserves and accruals deductible in different periods	37,611	35,605
Inventory valuation differences	5,498	38,629
Capitalized R&D expenses	13,021	14,974
Unrealized Loss	456	5,265
Varian settlement — stock warrants	8,665	8,752
Other	7,381	4,419

Gross deferred tax assets	248,021	303,320

Deferred tax liabilities:
Temporary differences for capital assets	(10,391)	(13,047)
State cumulative temporary differences	(11,795)	(13,256)

Gross deferred tax liabilities	(22,186)	(26,303)

Valuation allowance for deferred tax assets	(105,951)	(67,781)

Net deferred tax assets	$119,884	$209,236

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
     The valuation allowance for fiscal years 2005 and 2004 is attributable to stock option deductions and tax credit carryforwards, the benefit of which will be credited to equity when realized. The change in valuation allowance year over year was $38.2 million, $31.1 million, and ($15.6) million for fiscal years 2005, 2004, and 2003, respectively.
     The Company has net tax benefit carryforwards of $175.4 million as of June 26, 2005. At June 26, 2005, the Company has pre-tax federal tax loss carryforwards of approximately $219.4 million, which will expire between 2019 and 2024. The Company also has federal and state tax credit carryforwards of approximately $97.4 million of which approximately $76.5 million will expire in varying amounts between 2010 and 2025. The remaining balance of $20.9 million of tax carryforwards may be carried forward indefinitely.

     A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2005, 2004, and 2003) to actual income provision (benefit) is as follows:

		Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
		(in thousands)
Income tax expense (benefit) computed at federal statutory rate	$139,692	$38,688	$(5,476)
State income taxes, net of federal tax benefits (provision)	648	261	(3,767)
Foreign income taxed at different rates	(33,052)	9,347	23,080
Equity derivatives indexed to Company stock	—	—	5,742
Tax exempt interest	(709)	(783)	(805)
Tax credits	(5,726)	(6,604)	(1,700)
IRS audit settlement	—	—	(24,892)
Other	(1,072)	(558)	(88)
Change in valuation allowance	—	(12,689)	—

	$99,781	$27,662	$(7,906)

     In April 2003, the Internal Revenue Service (IRS) closed its examination of the Company’s tax returns for fiscal years up to and including the fiscal year ended June 30, 1998. Resolution was reached on a number of issues including adjustments related to research and development tax credits, resulting in a reported approximate $24.9 million tax benefit recorded in fiscal year 2003.
     Consistent with the proportion of earnings outside of the U.S., the Company has negotiated a tax holiday on certain of those foreign earnings which is effective from fiscal year 2003 through June 2013. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $12.4 million in fiscal year 2005. The benefit of the tax holiday on net income per share (diluted) was approximately $.09 in fiscal year 2005. Tax expense of approximately $17.0 million associated with implementing strategies to, in the longer term, limit the Company’s liability on the sale of the Company’s products worldwide, was recorded in the fourth quarter of fiscal year 2003. These tax strategies are structured to align the asset ownership and functions of the Company’s various legal entities around the world with the Company’s expectations of the level, timing, and sources of future revenues and profits.
     Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $117.1 million at June 26, 2005. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. taxes of approximately $33.1 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.
     The American Jobs Creation Act (AJCA) of 2004 was signed into law on October 22, 2004. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated to the U.S. On January 13, 2005 and May 10, 2005, the U.S. Treasury published Notice 2005-10 and Notice 2005-38, respectively, providing guidance on the implementation of the repatriation deduction. Based on the Company’s current understanding of the AJCA, the Company believes the range of possible amounts that Lam may consider for repatriation under this provision is between zero and $500 million. The potential range of related income tax that may be incurred as a result of the repatriation through the end of fiscal year 2006 is between zero and $26 million.
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

     The Company operates in five geographic regions: the United States, Europe, Korea, Asia Pacific, and Japan. For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands)
Net sales:
United States	$234,112	$164,528	$207,938
Europe	184,014	177,380	148,284
Asia Pacific	582,033	397,681	223,353
Korea	280,605	92,063	111,022
Japan	221,689	104,294	64,637

Total net sales	$1,502,453	$935,946	$755,234

	Year Ended
	June 26,	June 27,	June 29,
	2005	2004	2003
	(in thousands)
Long-lived assets:
United States	$62,390	$68,398	$101,170
Europe	7,191	10,180	9,243
Asia Pacific	2,483	554	2,023
Korea	1,858	1,622	832
Japan	252	318	4,111

Total long-lived assets	$74,174	$81,072	$117,379

     In fiscal year 2005, revenues from Samsung Electronics Company, Ltd., accounted for approximately 13% of total revenues. In fiscal year 2004, revenues from ST Microelectronics accounted for approximately 15% of total revenues, and, in fiscal year 2003, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues.
Note 19: Restructuring Activities
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
     The Company has historically developed plans and incurred restructuring charges to respond to the high level of volatility and, at times, depressed levels of capital investment by the semiconductor industry. The Company systematically reviewed its revenue outlook and forecasts and assessed their impact on required employment levels, facilities utilization, and outsourcing activities scope. Based on these evaluations, the Company’s senior management committed to cost reduction and exit activities in the quarters ended March 28, 2004 (the March 2004 Plan), December 28, 2003 (the December 2003 Plan), September 28, 2003 (the September 2003 Plan), June 29, 2003 (the June 2003 Plan), March 30, 2003 (the March 2003 Plan), December 29, 2002 (the December 2002 Plan), December 30, 2001 (the December 2001 Plan), and September 23, 2001 (the September 2001 Plan).

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
     As of June 26, 2005, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Fiscal year 2004 restructurings	$—	$—	$—
Fiscal year 2003 restructurings	—	3,989	3,989
Fiscal year 2002 restructurings	178	926	1,104
Pre-fiscal year 2002 restructurings	—	508	508

Balance at June 26, 2005	178	5,423	5,601

Less: portion included in other current liabilities	178	3,139	3,317

Included in long-term liabilities	$—	$2,284	$2,284

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2011.
Fiscal Year 2005 Activity
     During the quarter ended March 27, 2005, the Company recognized additional liabilities of $14.2 million in connection with its guaranteed residual value obligation on certain leased facilities included in prior restructuring plans. The $14.2 million was the difference between the Company’s guaranteed residual value of $17.4 million less $3.2 million previously accrued under prior restructuring plans for these facilities. During the March 2005 quarter, the Company contacted the lessor regarding the marketing of these facilities for sale. The Company concluded, under the provisions of SFAS No. 5, “Accounting for Contingencies”, that the likelihood that a liability had been incurred was probable and estimable. This transaction resulted in an increase of $10.2 million and $4.0 million to the Company’s fiscal year 2004 and fiscal year 2002 restructuring plans accruals, respectively. During the quarter ended June 26, 2005, the Company received a notice of approval from a designated buyer under a contract to purchase these facilities and upon closing of the sale in the same quarter, the lessor deeded the purchased properties to the buyer. Pursuant to the lease and participation agreements, Lam’s obligation to the lessor for the properties being purchased by the designated buyer was $27.4 million. The net proceeds of the sale, equal to approximately $10.0 million, were applied against this obligation. The remainder of the obligation, Lam’s remaining guaranteed residual value of the two properties of approximately $17.4 million, was paid during the quarter ended June 26, 2005. This transaction is reflected in the fiscal year 2004 and fiscal year 2002 restructuring plan accrual tables below.

Fiscal Year 2004 Restructuring Activities
     The Company’s fiscal year 2004 restructuring activities included reducing its workforce by less than 40 employees, primarily in North America and Europe and by vacating selected facilities located in North America and Asia deemed to be no longer necessary to its operations. The employees were from a range of functions and at multiple levels of the organization.
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
     The Company recognized $1.9 million of additional facilities-related expenses due to changes in estimates of restructuring plans initiated prior to fiscal year 2004. Charges during the year were partially offset by the recovery of $1.5 million of previously accrued expenses related to the remaining lease payments on vacated facilities in Japan. Additional offsetting items include recovery of $0.7 million due to lower than previously estimated employee severance and benefits costs and $1.7 million of recovered inventory from unanticipated sales to the Company’s installed base of certain portions of inventory previously written off as part of its September 2001 restructuring. The inventory recovery was recorded as a credit in cost of goods sold.
     The fiscal year 2005 restructuring charge of $10.2 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal Year 2005 Activity.
     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2004 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$30	$2,077	$2,107
Fiscal year 2005 restructuring charge	—	10,157	10,157
Cash payments	(30)	(12,234)	(12,264)

Balance at June 26, 2005	$—	$—	$—

Fiscal Year 2003 Restructuring Activities
     The Company’s senior management committed to cost reduction and exit activities during fiscal year 2003 through its June 2003, March 2003 and December 2002 Plans and recorded restructuring charges during fiscal year 2003 of approximately $18.1 million. The Company’s fiscal year 2003 restructuring activities included reducing its workforce in North America, Europe, and Asia by approximately 200 people and vacating selected sales and administrative facilities located in North America, Europe, and Asia deemed to be no longer required for its operations. The employees included in the Plans were from a broad range of functions and at multiple levels of the organization, with the majority of the reductions in North America.
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

     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2003 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$183	$6,451	$6,634
Cash payments	(183)	(2,462)	(2,645)

Balance at June 26, 2005	$—	$3,989	$3,989

Fiscal Year 2002 Restructuring Activities
     The Company’s senior management committed to cost reduction and exit activities during fiscal year 2002 through its December 2001 and September 2001 Plans and recorded restructuring charges during fiscal year 2002 of approximately $54.8 million. The Company’s fiscal year 2002 restructuring activities included reducing its workforce in North America, Europe, and Asia by approximately 1,020 people, vacating selected facilities at its Fremont, California campus deemed to be no longer required for its operations, the closure of certain offices in Asia, and discontinuance of the manufacture of specific products within its etch product lines. The employees were from a broad range of functions and at multiple levels of the organization, with approximately 83% from North America and approximately 17% from Europe and Asia locations.
     The restructuring charges included $25.0 million in severance and benefits for involuntarily terminated employees, $11.4 million in charges for remaining lease payments on vacated facilities, $10.8 million in write-offs of related leasehold improvements and fixed assets, and $7.6 million in inventory write-downs. The inventory charge of approximately $7.6 million related to the Company’s decision to discontinue manufacture of specific systems within its etch product lines. The Company recovered approximately $1.7 million during fiscal year 2004, $1.0 million during fiscal year 2003, and $0.7 million during fiscal year 2002, from unanticipated subsequent sales of these inventories to its installed base. The Company physically disposed of approximately $1.0 million of this inventory during fiscal year 2004 and $2.7 million during fiscal years 2003 and 2002. During fiscal year 2002, the Company also recovered approximately $1.0 million of the $54.8 million due to lower than estimated employee termination costs of $0.7 million and lower than planned expenses related to a vacated facility of $0.3 million. During fiscal year 2004, the Company recorded approximately $0.4 million of additional restructuring charges due to a revision in estimates for one of its vacated facilities and the Company recovered approximately $1.4 million, net, due to the difference between costs previously accrued and actual costs to terminate a lease agreement for a facility for which it entered into a lease cancellation agreement during fiscal year 2004.
     During fiscal year 2003, the Company recovered approximately $2.7 million for benefits offered that were not utilized by terminated employees and $2.0 million was recovered due to revisions to the net amount of lease payments remaining on vacated facilities. The Company also recorded additional restructuring charges during fiscal year 2003 of $3.1 million due to revisions the Company made in sublease assumptions for two of its vacated buildings in Fremont, California, $0.1 million due to additional facility restoration costs, and $0.4 million for revisions that the Company made in its estimates for employee termination costs.

     The fiscal year 2005 restructuring charge of $4.0 million in the table below is for the additional liabilities for unoccupied facilities discussed above in Fiscal Year 2005 Activity.
     The following is a table summarizing restructuring activities relating to the Company’s fiscal year 2002 restructuring plans:

	Severance
	and
	Benefits	Facilities	Total
		(in thousands)
Balance at June 27, 2004	$389	$3,496	$3,885
Fiscal year 2005 restructuring charge	—	4,044	4,044
Cash payments	(211)	(6,614)	(6,825)

Balance at June 26, 2005	$178	$926	$1,104

Fiscal Year 2001 Restructuring Activities
     During the second quarter of fiscal year 2003, the Company completed the remaining elements of its restructuring activities under the June 2001 Plan. A final $1.1 million of restructuring charges was recovered due to lower than estimated employee termination costs. The remaining $0.5 million facilities balance as of June 26, 2005 is expected to be paid by January, 2006.
Note 20: Legal Proceedings
     From time to time, the Company has received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by the Company’s products. In such cases it is the Company’s policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position or operating results.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Lam Research Corporation
     We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 26, 2005 and June 27, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation as of June 26, 2005 and June 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lam Research Corporation’s internal control over financial reporting as of June 26, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
August 16, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of
Lam Research Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lam Research Corporation maintained effective internal control over financial reporting as of June 26, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Lam Research Corporation maintained effective internal control over financial reporting as of June 26, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 26, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 26, 2005 and June 27, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 26, 2005 of Lam Research Corporation and our report dated August 16, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
August 16, 2005

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By /s/ Stephen G. Newberry

Stephen G. Newberry,
President and Chief Executive Officer
Dated: August 17, 2005

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen G. Newberry and Martin B. Anstice, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report of Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Stephen G. Newberry	President and Chief Executive Officer,
Stephen G. Newberry	Director	August 17, 2005

/s/ Martin B. Anstice Martin B. Anstice	Vice President, Finance, Chief Financial Officer, and Chief Accounting Officer	August 17, 2005

/s/ James W. Bagley
James W. Bagley	Executive Chairman	August 17, 2005

/s/ Dr. Seiichi Watanabe
Dr. Seiichi Watanabe	Director	August 17, 2005

/s/ David G. Arscott
David G. Arscott	Director	August 17, 2005

/s/ Robert M. Berdahl
Robert M. Berdahl	Director	August 17, 2005

/s/ Richard J. Elkus, Jr.
Richard J. Elkus, Jr.	Director	August 17, 2005

/s/ Jack R. Harris
Jack R. Harris	Director	August 17, 2005

/s/ Grant M. Inman
Grant M. Inman	Director	August 17, 2005

LAM RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	ADDITIONS
	BALANCE	CHARGED			BALANCE
	AT	TO			AT
	BEGINNING	COSTS			END
	OF	AND	DEDUCTIONS		OF
DESCRIPTION	PERIOD	EXPENSES	DESCRIBE		PERIOD
YEAR ENDED JUNE 26, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$3,865,000	$83,000	$83,000		$3,865,000
YEAR ENDED JUNE 27, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$3,789,000	$701,000	$625,000	(1)	$3,865,000
YEAR ENDED JUNE 29, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$4,995,000	$694,000	$1,900,000	(1)(2)	$3,789,000

(1)	$0.1 million, $0.6 million, and $0.8 million, of specific customer accounts written-off in fiscal years 2005, 2004, and 2003, respectively

(2)	In fiscal year 2003, $1.1 million of specific customer accounts previously reserved were recovered.

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 26, 2005
EXHIBIT INDEX

Exhibit	Description
3.1(22)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2(33)	Amended and Restated By Laws of the Registrant, dated June 27, 2005.

3.3(22)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.2(1)*	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.

4.4(5)*	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.8(32)*	Amended and restated 1997 Stock Incentive Plan.

4.11(18)*	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(32)*	Amended and restated 1999 Stock Option Plan.

4.13(29)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(30)*	Lam Research Corporation 2004 Executive Incentive Plan.

10.3(2)	Form of Indemnification Agreement.

10.12(3)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.

10.16(4)	License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.

10.30(6)	1996 Lease Agreement Between Lam Research Corporation and the Industrial Bank of Japan, Limited, dated March 27, 1996.

10.35(7)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997.

10.38(8)	Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia, and the Nippon Credit Bank, Ltd., dated March 28, 1997.

10.46(9)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

Exhibit	Description
10.49(9)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.50(10)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

10.51(10)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

10.52(11)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.

10.53(11)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.

10.58(12)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.

10.59(12)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.

10.61(13)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.

10.62(13)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.63(13)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.64(13)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

Exhibit	Description
10.66(14)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

10.67(15)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.

10.68(15)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.

10.69(17)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.

10.70(19)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.

10.71(19)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.

10.73(20)	Lease Agreement Between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.

10.74(20)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.

10.75(21)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, dated May 22, 2001

10.76(21)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, dated May 22, 2001.

10.77 (23)	Warrant to Purchase Common Stock of Lam Research Corporation, dated December 19, 2001, issued to Varian Semiconductor Equipment Associates, Inc.

10.78 (24)	Promissory Note between Lam Research Corporation and Stephen G. Newberry dated May 8, 2001.

10.79 (25)	Amendment to Stock Option Grant for James W. Bagley dated October 16, 2002.

10.80 (26)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81 (26)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82 (26)	Participation Agreement Between Lam Research Corporation, SELCO Service Corporation and Key Corporate Capital Inc., dated March 25, 2003.

10.83 (26)	Amendment to Participation Agreement Between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

10.84 (26)	Amendment to Participation Agreement Between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc, The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

Exhibit	Description
10.85(26)*	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

10.86(27)*	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.87(27)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.88(27)	Lease Supplement No. 2 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.89(27)	Lease Supplement No. 3 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.94(27)	Participation Agreement Between Lam Research Corporation and SELCO Service Corporation, and Key Corporate Capital Inc., dated as of June 1, 2003.

10.95(27)*	Employment Agreement for Ernest Maddock, dated April 15, 2003.

10.96(28)*	Employment Agreement for Nicolas J. Bright, dated August 1, 2003.

10.97(32)	Second Amendment to Second Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.98(32)	Amended and Restated Guaranty between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.99(32)	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

11.1(31)	Third Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between Lam Research Corporation, Lam Research International SARL and ABN Amro Bank N.V., dated March 22, 2005

11.2(31)	Third Amended and Restated Guaranty between Lam Research Corporation and ABN Amro Bank N.V., dated March 22, 2005

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit	Description
24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

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
(26) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.
(27) Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.
(28) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.
(29) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on October 14, 2003.
(30) Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed on October 14, 2003.
(31) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.
(32) Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.
(33) Incorporated by reference to Registrant’s Report on Form 8-K dated June 26, 2005.
*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.