Form 10-Q
period 2005-09-25
LAM RESEARCH CORP
filed 2005-10-31
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2005 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 24, 2005, there were 135,993,602 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 25,	June 26,
	2005	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$514,818	$482,250
Short-term investments	273,998	327,003
Accounts receivable, less allowance for doubtful accounts of $3,871 as of September 25, 2005 and $3,865 as of June 26, 2005	220,955	232,005
Inventories	113,702	110,051
Deferred income taxes	64,077	76,660
Prepaid expenses and other current assets	35,386	16,867

Total current assets	1,222,936	1,244,836
Property and equipment, net	40,010	41,082
Restricted cash	85,038	85,038
Deferred income taxes	40,433	43,224
Other assets	36,257	34,635

Total assets	$1,424,674	$1,448,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$56,898	$60,218
Accrued expenses and other current liabilities	244,007	229,207
Deferred profit	63,744	89,708

Total current liabilities	364,649	379,133
Long-term liabilities less current portion	1,364	2,786

Total liabilities	366,013	381,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 135,645 shares at September 25, 2005 and 137,313 shares at June 26, 2005	136	137
Additional paid-in capital	760,868	744,672
Deferred stock-based compensation	—	(1,225)
Treasury stock, at cost, 9,584 shares at September 25, 2005 and 7,215 shares at June 26, 2005	(255,966)	(186,064)
Accumulated other comprehensive loss	(12,382)	(10,789)
Retained earnings	566,005	520,165

Total stockholders’ equity	1,058,661	1,066,896

Total liabilities and stockholders’ equity	$1,424,674	$1,448,815

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 25,	September 26,
	2005	2004
Total revenue	$320,907	$419,549
Cost of goods sold	164,828	204,788

Gross margin	156,079	214,761

Research and development	51,242	50,358
Selling, general and administrative	45,155	43,127

Total operating expenses	96,397	93,485

Operating income	59,682	121,276
Other income, net	8,488	8

Income before income taxes	68,170	121,284
Income tax expense	18,679	31,534

Net income	$49,491	$89,750

Net income per share:
Basic net income per share	$0.36	$0.66

Diluted net income per share	$0.35	$0.64

Number of shares used in per share calculations:
Basic	136,453	135,478

Diluted	141,430	139,808

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 25,	September 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,491	$89,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,640	5,408
Amortization	392	786
Deferred income taxes	15,374	29,624
Amortization of premiums on securities	796	927
Stock-based compensation	5,246	27
Other, net	1,046	267
Change in working capital accounts	(30,604)	(86,407)

Net cash provided by operating activities	47,381	40,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,658)	(5,138)
Purchases of available-for-sale securities	(10,886)	(64,986)
Sales and maturities of available-for-sale securities	62,484	47,678

Net cash provided by / (used for) investing activities	46,940	(22,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	(78,690)	—
Reissuances of treasury stock	5,137	—
Proceeds from issuance of common stock	12,174	10,939

Net cash provided by / (used for) financing activities	(61,379)	10,939

Effect of exchange rate changes on cash	(374)	451
Net increase in cash and cash equivalents	32,568	29,326
Cash and cash equivalents at beginning of period	482,250	163,403

Cash and cash equivalents at end of period	$514,818	$192,729

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the Company or Lam) for the fiscal year ended June 26, 2005, which are included in the Annual Report on Form 10-K, File Number 0-12933. The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. The Company also posts the Forms 10-K, Forms 10-Q and Forms 8-K on the corporate website at http://www.lamresearch.com.
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2006 and includes 52 weeks. The quarter ended September 25, 2005 and the quarter ended September 26, 2004 both included 13 weeks.
NOTE 2 — STOCK-BASED COMPENSATION PLANS
     The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units, of Lam common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to paid consultants and provide for the automatic grant of nonstatutory stock-based awards to outside directors. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its common stock.
     Prior to June 27, 2005, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN No. 44). The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), effective June 27, 2005 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the quarter ended September 25, 2005 includes: (a) ESPP awards with offering periods commencing, and stock options and restricted stock units granted, prior to, but not yet vested as of June 27, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) ESPP with offering periods commencing and restricted stock units granted, subsequent to June 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.
     The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS No. 123R and made the decision to grant restricted stock units rather than stock options during the quarter ended September 25, 2005. The Company’s stock-based compensation expense of $5.2 million for the quarter ended September 25, 2005 included $1.7 million related to restricted stock units. This $1.7 million would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25. As a result of adopting SFAS No. 123R, the Company’s income before income taxes and net income, reduced by the expense for stock options and ESPP awards, for the quarter ended September 25, 2005 are $3.4 million and $2.8 million lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended September 25, 2005 would have been $0.38 and $0.37, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.36 and $0.35, respectively.
     The Company recognized stock-based compensation expense of $5.2 million during the quarter ended September 25, 2005. The related income tax benefit recognized in the condensed consolidated statements of operations was $1.0 million during the quarter ended September 25, 2005. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
     The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, fair value of stock options and ESPP awards was estimated using the Black-Scholes option valuation model and amortized on a graded vesting basis. The fair value of all of the Company’s stock-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123R:

Three Months Ended
September 26,
2004
(in thousands, except
per share data)
Net income — as reported	$89,750
Add: compensation expense recorded under APB No. 25, net of tax	20
Deduct: SFAS No. 123R compensation expense, net of tax	5,971

Net income — pro forma	$83,799

Basic net income per share — as reported	$0.66
Basic net income per share — pro forma	0.62
Diluted net income per share — as reported	0.64
Diluted net income per share — pro forma	$0.60
     The fair value of the Company’s stock-based awards granted in the three-month period ended September 26, 2004 was estimated using the following weighted-average assumptions:

	Options	ESPP
	September 26,	September 26,
	2004	2004
Expected life (years)	3.0	0.40
Expected stock price volatility	74.0%	74.0%
Risk-free interest rate	2.5%	2.5%
Stock Options and Restricted Stock Units
     The 1997 Stock Incentive Plan and the 1999 Stock Option Plan provide for the grant of non-qualified stock-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of September 25, 2005, there were a total of 26,011,248 shares reserved for future issuance under these Plans.
     The Company did not grant any stock options during the quarter ended September 25, 2005. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.

     A summary of stock option activity under the Plans as of September 25, 2005 and changes during the quarter then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(in	Exercise	Term	Value
Options	thousands)	Price	(in years)	(in thousands)
Outstanding at June 26, 2005	15,702	$18.92
Granted	—	—
Exercised	(693)	17.63
Forfeited or expired	(159)	28.27

Outstanding at September 25, 2005	14,850	$18.91	3.92	$155,575

Exercisable at September 25, 2005	10,951	$18.17	3.84	$122,897

     The total intrinsic value of options exercised during the quarter ended September 25, 2005 was $9.4 million. As of September 25, 2005, there was $8.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.6 years. Cash received from stock option exercises was $12.2 million during the quarter ended September 25, 2005.
     A summary of the status of the Company’s restricted stock units as of September 25, 2005, and changes during the quarter ended September 25, 2005, is presented below:

		Weighted-
		Average
	Shares	Grant-
	(in	Date Fair
Nonvested Restricted Stock Units	thousands)	Value
Nonvested at June 26, 2005	63	$22.10
Granted	747	28.98
Vested	(7)	22.10
Forfeited	(1)	28.96

Nonvested at September 25, 2005	802	$28.50

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 25, 2005, there was $19.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a period of 1.7 years.
ESPP
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of September 25, 2005, there were a total of 10,993,828 shares reserved for issuance and 1,695,788 shares were available for purchase under the 1999 ESPP Plan.

     ESPP awards were valued using the Black-Scholes model. ESPP awards for offering periods subsequent to the adoption of SFAS No. 123R were valued using the Black-Scholes model with expected volatility calculated using implied volatility. Prior to the adoption of SFAS No. 123R, the Company used historical volatility in deriving its expected volatility assumption. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. During the quarter ended September 25, 2005, ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

ESPP
September 25,
2005
Expected life (years)	0.68
Expected stock price volatility	34.5%
Risk-free interest rate	3.4%
     As of September 25, 2005, there was $4.3 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a period of eleven months.
NOTE 3 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	September 25,	June 26,
	2005	2005
	(in thousands)
Raw materials	$53,143	$51,251
Work-in-process	22,470	24,492
Finished goods	38,089	34,308

	$113,702	$110,051

NOTE 4 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	September 25,	June 26,
	2005	2005
	(in thousands)
Manufacturing, engineering and office equipment	$96,306	$98,947
Computer equipment and software	65,392	63,839
Leasehold improvements	41,775	41,574
Furniture and fixtures	4,998	5,045

	208,471	209,405
Less: accumulated depreciation and amortization	(168,461)	(168,323)

	$40,010	$41,082

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	September 25,	June 26,
	2005	2005
	(in thousands)
Accrued compensation	$94,949	$96,006
Warranty reserves	29,758	35,802
Income and other taxes payable	41,799	30,518
Restructuring reserves	3,716	3,317
Other	73,785	63,564

	$244,007	$229,207

NOTE 6 — OTHER INCOME, NET
     The significant components of other income, net, are as follows:

	Three Months Ended
	September 25,	September 26,
	2005	2004
	(in thousands)
Interest income	$6,714	$2,393
Interest expense	(79)	(543)
Foreign exchange gains	2,027	423
Charitable contributions	—	(2,000)
Other, net	(174)	(265)

	$8,488	$8

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

	Three Months Ended
	September 25,	September 26,
	2005	2004
	(in thousands, except per share data)
Numerator:
Net income	$49,491	$89,750

Denominator:
Basic average shares outstanding	136,453	135,478
Effect of potential dilutive securities:
Employee stock plans and warrant	4,977	4,330

Diluted average shares outstanding	141,430	139,808

Net income per share — Basic	$0.36	$0.66

Net income per share — Diluted	$0.35	$0.64

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended
	September 25,	September 26,
	2005	2004
	(in thousands)
Number of potential dilutive securities excluded	1,229	5,011

NOTE 8 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended
	September 25,	September 26,
	2005	2004
	(in thousands)
Net income	$49,491	$89,750
Foreign currency translation adjustment	(1,794)	1
Unrealized gain on fair value of derivative financial instruments, net	2,414	—
Unrealized gain (loss) on financial instruments, net	(721)	1,366
Reclassification adjustment for loss (gain) on financial instruments included in earnings	(1,492)	126

Comprehensive income	$47,898	$91,243

The balance of accumulated other comprehensive loss is as follows:

	September 25,	June 26,
	2005	2005
	(in thousands)
Accumulated foreign currency translation adjustment	$(11,555)	$(9,761)
Accumulated unrealized gain on derivative financial instruments	1,626	815
Accumulated unrealized loss on financial instruments	(2,453)	(1,843)

Accumulated other comprehensive loss	$(12,382)	$(10,789)

NOTE 9 — GUARANTEES
     The Company accounts for its guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.
     The Company leases several facilities at its headquarters location in Fremont, California. As part of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessors a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the case that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of September 25, 2005 in separate, specified interest-bearing accounts which is recorded as restricted cash in the Company’s Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by Lam.
     The Company has issued certain indemnifications to its lessors under some of its operating lease agreements, such as, indemnification for various environmental matters. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of September 25, 2005, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     The Company has an agreement with a financial institution that guarantees payment of its Japanese subsidiary’s overdraft protection. At September 25, 2005, the maximum potential amount of future payments the Company could be required to make under this agreement was approximately $2.7 million, although the Company’s Japanese subsidiary did not owe any amounts under this agreement.
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
Changes in the Company’s product warranty reserves were as follows:

(in thousands)
Balance at June 27, 2004	$28,401
Warranties issued during the period	12,801
Settlements made during the period	(4,456)
Expirations and change in liability for pre-existing warranties during the period	(1,187)

Balance at September 26, 2004	$35,559

(in thousands)
Balance at June 26, 2005	$35,802
Warranties issued during the period	6,562
Settlements made during the period	(5,454)
Expirations and change in liability for pre-existing warranties during the period	(7,152)

Balance at September 25, 2005	$29,758

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

     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Each period, hedges are tested for effectiveness by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. There were no gains or losses during the three months ended September 25, 2005 and September 26, 2004 associated with forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in operations without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At September 25, 2005, the Company expects to reclassify the entire amount of $1.6 million accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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

     As of September 25, 2005, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Fiscal year 2004 restructurings	$—	$—	$—
Fiscal year 2003 restructurings	—	3,597	3,597
Fiscal year 2002 restructurings	91	622	713
Pre-fiscal year 2002 restructurings	—	318	318

Balance at September 25, 2005	91	4,537	4,628

Less: portion included in other current liabilities	91	3,625	3,716

Included in long-term liabilities	$—	$912	$912

     Cash payment activity during the quarter ended September 25, 2005:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Balance at June 26, 2005	$178	$5,423	$5,601
Adjustment in estimates	(87)	—	(87)
Cash payments	—	(886)	(886)

Balance at September 25, 2005	$91	$4,537	$4,628

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2011.
NOTE 12 – STOCK REPURCHASE PROGRAM
     In October, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permit the Company to repurchase shares through September 30, 2007. In August, 2005, the Company announced that its Board of Directors had authorized the repurchase of an additional $500 million of the Company’s common stock from the public market or private purchase. The terms of the repurchase program permit the Company to repurchase shares through September 30, 2008. The Company plans to continue to execute the authorized repurchases. Share repurchases under the authorizations were as follows:

	Total
	Number of	Total Cost	Amount Available
	Shares	of	For Repurchase
Period	Repurchased	Repurchase	Under the Plan
	(in thousands)
As of June 26, 2005	5,855	$167,081	$82,919
Additional authorization of $500 million			$582,919
Quarter Ending September 25, 2005	2,644	78,690	$504,229

Total	8,499	$245,771

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the Safe Harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Such forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the effects of our restructurings and consolidation of operations and facilities, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 26, 2005, our quarterly reports on Form 10-Q , and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances, which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 26, 2005 for a full understanding of our financial position and results of operations for the three months ended September 25, 2005.
RESULTS OF OPERATIONS
     Lam Research Corporation (Lam or the Company) is a major provider of wafer fabrication equipment and services to the world’s semiconductor industry. We actively market and sell product offerings that include single-wafer plasma etch systems with a wide range of applications, wafer cleaning systems, and an array of services designed to optimize the utilization of these systems by our customers.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three months ended September 25, 2005 may not necessarily be indicative of future operating results.

New Orders and Backlog
     New orders recorded into backlog over the past five quarters were approximately:

Three Months Ended
September 25,	June 26,	March 27,	December 26,	September 26,
2005	2005	2005	2004	2004
(in millions)
$326	$315	$315	$387	$429

     The balance of unshipped orders in backlog as of September 25, 2005 was approximately $382 million. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. Please refer to “Backlog” in Part I Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2005 for additional information on our backlog policy.
     The regional geographic breakdown of new orders is as follows:

	Three Months Ended
	September 25,	June 26,	March 27,	December 26,	September 26,
	2005	2005	2005	2004	2004
North America	17%	9%	16%	14%	20%
Europe	15%	12%	19%	9%	19%
Asia Pacific	33%	35%	29%	25%	26%
Korea	13%	16%	14%	40%	15%
Japan	22%	28%	22%	12%	20%
     Our business continues to be cyclical in nature. Customer demand for our products began to improve in the September 2003 quarter after a prolonged two and one half year downturn. This positive trend in new orders continued through the September 2004 quarter, then declined and stabilized over the course of the March 2005 and June 2005 quarters. New orders in the quarter ended September 25, 2005 represented a positive inflection point with 3% growth sequentially. We expect new orders to increase sequentially in the December 2005 quarter by 5% to 10%. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 15 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended
	September 25,	June 26,	September 26,
	2005	2005	2004
	(in thousands)
Revenue	$320,907	$353,767	$419,549
     Revenue for the September 2005 quarter was consistent with our expectations. The decrease in the quarter ended September 25, 2005 as compared with the same period in the prior year was a function of the decline in new orders over that time period. Our deferred revenue balance was $107.4 million as of September 25, 2005. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue, until title transfers, was approximately $54 million as of September 25, 2005. These shipments are classified as inventory and carried at cost.

     The regional geographic breakdown of revenue is as follows:

	Three Months Ended
	September 25,	June 26,	September 26,
	2005	2005	2004
North America	16%	16%	16%
Europe	12%	17%	8%
Asia Pacific	29%	32%	60%
Korea	17%	21%	6%
Japan	26%	14%	10%
     The overall Asia region has historically accounted for a significant portion of our revenues as a substantial amount of the worldwide capacity for semiconductor manufacturing is shifting toward this region; this trend continued through the quarter ended September 25, 2005.
     Our current estimate for revenues for the December 2005 quarter ranges from $330 million to $350 million. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 15 of this Quarterly Report on Form 10-Q.
Gross Margin

	Three Months Ended
	September 25,	June 26,	September 26,
	2005	2005	2004
	(in thousands, except percentages)
Gross Margin	$156,079	$175,859	$214,761
Percent of total revenue	48.6%	49.7%	51.2%
     Gross margin of 48.6% during the quarter ended September 25, 2005 exceeded our expectations of 47%. Gross margin during the September 2005 quarter included $1.1 million of stock-based compensation expense associated with the adoption of SFAS No. 123R. Gross margin as a percent of revenue in the September 2005 quarter as compared to the same period in the prior year decreased due to lower production volumes, partially offset by improved installation and warranty performance.
     We expect gross margin as a percent of revenue will be approximately flat in the December 2005 quarter compared with the September 2005 quarter. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 15 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended
	September 25,	June 26,	September 26,
	2005	2005	2004
	(in thousands, except percentages)
Research & Development (R&D)	$51,242	$49,474	$50,358
Percent of total revenue	16.0%	14.0%	12.0%
     We continue to invest significantly in research and development in business cycle upturns and downturns. We continue to target and incur expenses related to discretionary investments focused on leading-edge plasma etch, strip and clean. The increase in R&D expenses during the September 2005 quarter compared to the June 2005 quarter is due to stock-based compensation expense associated with the adoption of SFAS No. 123R of approximately $2 million, an increase in R&D supplies expense of approximately $2 million, partially offset by reductions in salary expense of approximately $1 million, and other savings. The growth in R&D expenses compared with the same period in the prior year is primarily due to the previously mentioned stock-based compensation expense of $2 million and an increase in R&D supplies expense of approximately $2 million, partially offset by a decrease of approximately $2 million related to a reduction in incentive-based cash compensation due to lower quarterly operating performance.
Selling, General and Administrative

	Three Months Ended
	September 25,	June 26,	September 26,
	2005	2005	2004
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$45,155	$43,854	$43,127
Percent of total revenue	14.1%	12.4%	10.3%
     The increase in SG&A expenses during the September 2005 quarter when compared to the June 2005 quarter is primarily due to stock-based compensation expense associated with the adoption of SFAS No. 123R of approximately $2 million. Notable items within the $2 million net increase in SG&A expenses compared with the September 2004 quarter included the $2 million of previously mentioned stock-based compensation expense and a decrease of approximately $2 million in incentive-based cash compensation due to lower quarterly operating performance.
     We expect total operating expenses (R&D and SG&A) in the December 2005 quarter to be approximately $100 million. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 15 of this Quarterly Report on Form 10-Q.
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
     Prior to the end of each quarter noted above, we initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the respective Plan. Severance packages to potentially impacted employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments recorded in the restructuring charges include facilities for which a contract was terminated in accordance with its terms and charges for facilities, or a portion of facilities we ceased to use. Expenses were based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, where these items were determined to have no future economic benefit to us and have been abandoned. Our savings from the restructuring plans realized in the periods subsequent to the plan announcements were consistent with our expectations.

     As of September 25, 2005, the overall restructuring reserve balance consisted of the following:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Fiscal year 2004 restructurings	$—	$—	$—
Fiscal year 2003 restructurings	—	3,597	3,597
Fiscal year 2002 restructurings	91	622	713
Pre-fiscal year 2002 restructurings	—	318	318

Balance at September 25, 2005	91	4,537	4,628

Less: portion included in other current liabilities	91	3,625	3,716

Included in long-term liabilities	$—	$912	$912

     Cash payment activity for the quarter ended September 25, 2005:

	Severance
	and
	Benefits	Facilities	Total
	(in thousands)
Balance at June 26, 2005	$178	$5,423	$5,601
Adjustment in estimates	(87)	—	(87)
Cash payments	—	(886)	(886)

Balance at September 25, 2005	$91	$4,537	$4,628

     The severance and benefits-related balance is anticipated to be utilized by the end of calendar year 2005. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2011.
Other Income, net
     Other income, net consisted of the following:

	Three Months Ended
	September 25,	June 26,	September 26,
	2005	2005	2004
	(in thousands)
Interest income	$6,714	$7,143	$2,393
Interest expense	(79)	(5)	(543)
Foreign exchange gains	2,027	1,872	423
Charitable contributions	—	(2,250)	(2,000)
Other, net	(174)	(589)	(265)

	$8,488	$6,171	$8

The increase in interest income during the quarter ended September 25, 2005 as compared with the same period in the prior year was due primarily to an increase in average cash balances. The foreign exchange gains during the September 2005 and June 2005 quarters were primarily due to our intercompany balances with non-U.S. dollar functional subsidiaries where the dollar strengthened against certain foreign currencies, primarily the Taiwan dollar during the September 2005 quarter and the Euro and the Singapore dollar during the June 2005 quarter. The foreign exchange gain during the September 2004 was lower as the exchange rate for the foreign currencies to which the company’s intercompany balances are exposed did not change significantly. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our Future Success Depends on International Sales and the Management of Global Operations.”

Income Tax Expense
     Our effective tax rate was 27.4% and 26.0% for the three months ended September 25, 2005 and September 26, 2004, respectively. The effective tax rate estimate in both the September 2005 and September 2004 quarters was higher (compared to the rate used for fiscal year 2005) by 1% because of the expectation that the research tax credit would expire in December of both 2004 and 2005. The research credit was extended in December 2004 for one year and therefore the full year tax rate used in fiscal year 2005 reflected the impact of the credit. Congress is currently discussing the extension and/or revision of the research credit, but to date no law has been passed. Our fiscal year 2006 tax rate is also higher due to the expensing of stock-based awards in accordance with SFAS No. 123R and the deductibility of those awards in some jurisdictions which have the effect of increasing our effective tax rate for fiscal year 2006. Our effective tax rate reflects the underlying profitability of the Company, the regions where income and expenses are recorded and the respective tax rates imposed. Our effective tax rate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits (through the expected expiration in December 2005), and our expectations of earnings from operations in lower-tax jurisdictions throughout the world. We have implemented strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our forecasts of the level, timing, and sources of future revenues and profits.
Deferred Income Taxes
     We had gross deferred tax assets arising from non-deductible temporary differences, net operating losses, and tax credit carryforwards of $232.7 million and $248.0 million as of September 25, 2005 and June 26, 2005, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $22.2 million and a valuation allowance of $106.0 million, both as of September 25, 2005 and June 26, 2005, respectively.
     Total deferred tax assets, net of deferred tax liabilities and valuation allowance, decreased by $15.3 million from June 26, 2005 to September 25, 2005 due to the utilization of net operating loss tax assets against our tax profits. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any, in subsequent quarters.
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
     Stock-Based Compensation — Employee Stock Purchase Plan and Employee Stock Plans : Beginning on June 27, 2005 we account for our employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of our stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed consolidated statements of operations. Prior to the adoption of SFAS No. 123R, we accounted for our ESPP and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements were estimated using a Black-Scholes option valuation model.
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

LIQUIDITY AND CAPITAL RESOURCES
     As of September 25, 2005, we had $873.9 million in cash, cash equivalents, short-term investments, and restricted cash compared with $894.3 million at June 26, 2005. This decrease was a result of our continued commitment to our share repurchase program resulting in $78.7 million of repurchases during the quarter ended September 25, 2005. Cash flows from operating activities, which were closely correlated with the earnings of the Company, were $47.4 million, partially offsetting the decrease attributable to share repurchases.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $47.4 million during the three months ended September 25, 2005, consisted of (in millions):

Net income	$49.5
Non-cash charges:
Depreciation and amortization	6.0
Stock-based compensation	5.2
Other, net	1.9
Decrease in deferred tax assets	15.4
Change in other working capital accounts	(30.6)

$47.4

     Significant changes in assets and liabilities during the three months ended September 25, 2005, and included in the $30.6 million change in other working capital accounts above, include a decrease in deferred profit of $25.6 million as revenue recognized exceeded system shipments and a decrease of $10.4 million in net accounts receivable reflecting collection efforts and reduced sales volumes.
Cash Flows from Investing Activities
     Net cash provided by investing activities during the three months ended September 25, 2005 was $46.9 million and consisted of net sales of $51.6 million of short-term investments to support our stock repurchase program, partially offset by capital expenditures of $4.7 million which consisted primarily of engineering equipment.
Cash Flows from Financing Activities
     Net cash used for financing activities during the three months ended September 25, 2005 was $61.4 million including stock repurchases of $78.7 million partially offset by net proceeds of $17.3 million from the issuance of our common stock related to employee stock-based plans.
     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2007. In August, 2005, we announced that our Board of Directors had authorized the repurchase of an additional $500 million of our common stock from the public market or private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2008. During the quarter ended September 25, 2005, we repurchased approximately 2.6 million shares of common stock at a total price of $78.7 million. As of September 25, 2005 the total amount available for repurchase under these authorizations was $504.2 million. We expect to continue to repurchase shares consistent with the Board authorizations, the level of which will be determined by, including but not limited to, the needs of the business and the stock price and daily trading volumes of our stock.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 25, 2005 are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.
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

	Operating	Purchase	Restructuring
	Leases	Obligations	Liabilities	Total
	(in thousands)
Payments due by period:
Less than 1 year	$11,546	$107,639	$3,716	$122,901
1-3 years	90,248	55,042	892	146,182
4-5 years	1,801	13,455	20	15,276
Over 5 years	775	421	—	1,196

Total	$104,370	$176,557	$4,628	$285,555

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
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessors a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the case that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of September 25, 2005 in separate, specified interest-bearing accounts which is recorded as restricted cash in our Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     The remaining balances primarily relate to non-cancelable facility-related operating leases expiring at various dates through 2021.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at September 25, 2005 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.

     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At September 25, 2005, vendor-owned inventories held at our locations and not reported as our inventory were approximately $15.2 million.
Restructuring Liabilities
     Our total restructuring reserves as of September 25, 2005 were $4.6 million, including $0.1 million of severance and benefits-related costs and $4.5 million related to lease payments on vacated buildings. Through cash generated from operations, we expect $3.7 million to be paid over the next twelve months and $0.9 million to be paid between fiscal year 2007 and fiscal year 2011. Please see the related discussion in “Restructuring Activities” within Management’s Discussion and Analysis.

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
     Further, because a significant amount of our R&D and administrative operations and capacity is located at our Fremont, California campus, natural, physical, logistical or other events or disruptions affecting these facilities (including labor disruptions, earthquakes, and power failures) could adversely impact our financial performance.

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
     In addition, the fact that we offer a more limited product line creates the risk that our customers may view us as less important to their business than our competitors that offer additional products as well. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Since we are primarily a provider of etch equipment, our business is affected by our customers’ use of etching steps in their processes. Should technologies change so that the manufacture of semiconductor chips requires fewer etching steps, this might have a larger impact on our business than it would on the business of our less concentrated competitors.
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
Our Future Success Depends on International Sales and the Management of Global Operations
     Non-U.S. sales accounted for approximately 84% in fiscal year 2005, 82% in fiscal year 2004 and 72% in fiscal year 2003 of our total revenue. We expect that international sales will continue to account for a significant portion of our total revenue in future years. We are subject to various challenges related to the management of global operations, and international sales are subject to risks including, but not limited to:
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
     We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars except for certain of our revenues in Japan that are denominated in Japanese Yen, certain of our spares and service contracts which are denominated in other currencies, and expenses related to our non-U.S. sales and support offices which are denominated in these countries’ local currency.
     We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Japanese Yen-denominated assets and forecasted Japanese Yen-denominated revenue where we currently believe our primary exposure to currency rate fluctuation lies and will continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging our Yen-denominated assets with currency forward contracts, we may miss favorable currency trends, that would have been advantageous to us but for the hedges. Additionally, we currently do not enter into such forward contracts for currencies other than the Yen, and we therefore are subject to both favorable and unfavorable exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.
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

Changes in Accounting Standards for Stock-Based Compensation May Adversely Affect our Operating Results, Our Stock Price, and Our Competitiveness in the Employee Marketplace
     The adoption of SFAS No. 123(R) required us to expense all stock-based compensation provided to employees and directors beginning with our quarter ending September 25, 2005. The environment for skilled employees that are knowledgeable about our products and services is a competitive one, and we believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123(R) will decrease our earnings based on its measure of the value of stock-based compensation. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives. Moreover, as we will be adopting these rules before certain other companies in our industry, there may be, for some period of time, an appearance that our earnings are lower than those of comparable companies that have not yet adopted SFAS No. 123(R), which could have a negative effect on our stock price.
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
We Are Subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required, beginning with our fiscal year ended June 26, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (Firm) is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of June 26, 2005. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 26, 2005.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of September 25, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2007. In August, 2005, we announced that our Board of Directors had authorized the repurchase of an additional $500 million of our common stock from the public market or private purchase. The terms of the repurchase program permit us to repurchase shares through September 30, 2008. We plan to continue to execute the authorized repurchases. Share repurchases under the authorizations were as follows:

	Total		Total Number of Shares
	Number of	Average	Purchased as Part of	Amount Available
	Shares	Price Paid	Publicly Announced	For Repurchase
Period	Repurchased	per Share	Plans or Programs	Under the Plan
	(in thousands, except per share data)
As of June 26, 2005	5,855	$28.54	5,855	$82,919
June 27, 2005 to July 24, 2005	730	29.66	730	$61,268
July 25, 2005 - August 21, 2005	800	28.87	800	$38,175
August 24, 2005 - Additional authorization of $500 million				$538,175
August 22, 2005 - September 25, 2005	1,114	30.46	1,114	$504,229

Total	8,499	$28.92	8,499

ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
a) The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.”
Adoption of Executive Incentive Plan Performance Goals for the Second Half of Calendar Year 2005
On August 10, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of Lam Research Corporation established target incentive amounts and a scale of performance goals under Lam’s 2004 Executive Incentive Plan for the second half of calendar year 2005 for Stephen G. Newberry, Lam’s Chief Executive Officer, and James W. Bagley, Lam’s Executive Chairman. Each was assigned a target incentive amount of 100% of his salary for the period. Actual incentive awards may range from zero to 2.25 times the target amounts based on both corporate and individual performance factors. To the extent that the actual performance (whether corporate or individual) falls below predetermined performance targets, incentive awards are determined as a declining percentage of the target incentive amounts. No incentive awards are paid under the Incentive Plan if predetermined minimum financial performance targets are not met. The performance goals included financial, operating and marketing objectives. Financial goals included revenue, gross margin, operating profit, and cash generation targets. Non-financial targets included certain market position objectives and Sarbanes-Oxley Section 404 certification.
Under Lam’s 2005 incentive program for its executive officers other than the Chief Executive Officer and Executive Chairman, the corporate performance factor established by the Committee with respect to Mr. Newberry and Mr. Bagley is also utilized when the Committee determines incentive awards for Lam’s other executive officers at year end. Such awards are based on a target percentage of each officer’s base salary for the period. The expected range for such incentive awards is from zero to 2.25 times the target amounts based upon the corporate performance factor and the Committee’s assessment of individual performance. The amount of the final incentive payments is subject to the discretion of the Committee and may vary from the calculated incentive amount.

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
Date: October 28, 2005

LAM RESEARCH CORPORATION (Registrant)
/s/ Martin B. Anstice
Martin B. Anstice
Group Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)