Form 10-Q
period 2005-12-25
LAM RESEARCH CORP
filed 2006-01-30
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                           Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of January 23, 2006, there were 139,869,936 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 25,	June 26,
	2005	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$633,782	$482,250
Short-term investments	258,463	327,003
Accounts receivable, less allowance for doubtful accounts of $3,867 as of December 25, 2005 and $3,865 as of June 26, 2005	279,185	232,005
Inventories	114,051	110,051
Deferred income taxes	64,724	76,660
Prepaid expenses and other current assets	30,288	16,867

Total current assets	1,380,493	1,244,836
Property and equipment, net	41,652	41,082
Restricted cash	85,038	85,038
Deferred income taxes	40,433	43,224
Other assets	34,655	34,635

Total assets	$1,582,271	$1,448,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$73,363	$60,218
Accrued expenses and other current liabilities	267,869	229,207
Deferred profit	97,959	89,708

Total current liabilities	439,191	379,133
Long-term liabilities less current portion	1,279	2,786

Total liabilities	440,470	381,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 138,231 shares at December 25, 2005 and 137,313 shares at June 26, 2005	138	137
Additional paid-in capital	828,836	744,672
Deferred stock-based compensation	—	(1,225)
Treasury stock, at cost, 11,430 shares at December 25, 2005 and 7,215 shares at June 26, 2005	(317,883)	(186,064)
Accumulated other comprehensive loss	(14,067)	(10,789)
Retained earnings	644,777	520,165

Total stockholders’ equity	1,141,801	1,066,896

Total liabilities and stockholders’ equity	$1,582,271	$1,448,815

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
Total revenue	$358,245	$379,800	$679,152	$799,349
Cost of goods sold	180,735	180,898	345,563	385,686

Gross margin	177,510	198,902	333,589	413,663

Research and development	55,742	47,057	106,984	97,415
Selling, general and administrative	44,859	43,275	90,014	86,402

Total operating expenses	100,601	90,332	196,998	183,817

Operating income	76,909	108,570	136,591	229,846
Other income, net	9,308	1,298	17,796	1,306

Income before income taxes	86,217	109,868	154,387	231,152
Income tax expense	8,439	26,254	27,118	57,788

Net income	$77,778	$83,614	$127,269	$173,364

Net income per share:
Basic net income per share	$0.57	$0.61	$0.93	$1.27

Diluted net income per share	$0.55	$0.59	$0.89	$1.23

Number of shares used in per share calculations:
Basic	136,572	137,255	136,499	136,366

Diluted	142,525	142,268	142,209	141,108

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 25,	December 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,269	$173,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,996	11,878
Amortization	31	1,010
Deferred income taxes	14,727	51,578
Amortization of premiums on securities	1,599	1,853
Stock-based compensation	11,290	293
Other, net	352	(530)
Change in working capital accounts	(7,478)	(48,699)

Net cash provided by operating activities	158,786	190,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,694)	(13,983)
Purchases of available-for-sale securities	(28,715)	(133,892)
Sales and maturities of available-for-sale securities	94,504	75,172

Net cash provided by / (used for) investing activities	56,095	(72,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	(140,607)	—
Reissuances of treasury stock	5,137	—
Proceeds from issuance of common stock	74,100	41,925

Net cash provided by / (used for) financing activities	(61,370)	41,925

Effect of exchange rate changes on cash	(1,979)	2,801
Net increase in cash and cash equivalents	151,532	162,770
Cash and cash equivalents at beginning of year	482,250	163,403

Cash and cash equivalents at end of year	$633,782	$326,173

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2005
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
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2006 and includes 52 weeks. The quarter ended December 25, 2005 and the quarter ended December 26, 2004 both included 13 weeks.
NOTE 2 — STOCK-BASED COMPENSATION PLANS
     The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units, of Lam common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its common stock.
     Prior to June 27, 2005, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN No. 44). The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), effective June 27, 2005 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and six months ended December 25, 2005 includes: (a) ESPP awards with offering periods commencing, and stock options and restricted stock units granted, prior to, but not yet vested as of June 27, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) ESPP with offering periods commencing and restricted stock units granted, subsequent to June 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.
     The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS No. 123R and made the decision to grant restricted stock units rather than stock options during the three and six months ended December 25, 2005. The Company recognized stock-based compensation expense of $6.0 million and $11.3 million during the three and six months ended December 25, 2005, respectively. Included in these amounts are expenses related to restricted stock units of $3.0 million and $4.7 million during the three and six months ended December 25, 2005, respectively, which would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25. The expense related to restricted stock units is therefore excluded from the following table which presents the impact of the adoption of SFAS No. 123R for the three and six months ended December 25, 2005.

	Three Months Ended		Six Months Ended
	December 25, 2005		December 25, 2005
		Excluding impact of		Excluding impact of
	As Reported	adoption of SFAS No. 123R	As Reported	adoption of SFAS No. 123R
		(in thousands, except per share data)
Net income before income taxes	$86,217	$89,307	$154,387	$160,921
Net income	77,778	80,591	127,269	132,869
Earnings per share — basic	0.57	0.59	0.93	0.97
Earnings per share — diluted	$0.55	$0.57	$0.89	$0.93
     The income tax benefit recognized in the condensed consolidated statements of operations related to stock-based compensation expense was $1.0 million and $1.9 million during the three and six months ended December 25, 2005, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
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

	Three Months Ended	Six Months Ended
	December 26,	December 26,
	2004	2004
	(in thousands, except per share data)
Net income — as reported	$83,614	$173,364
Add: compensation expense recorded under APB No. 25, net of tax	202	222
Deduct: SFAS No. 123R compensation expense, net of tax	4,180	10,199

Net income — pro forma	$79,636	$163,387

Basic net income per share — as reported	$0.61	$1.27
Basic net income per share — pro forma	0.58	1.20
Diluted net income per share — as reported	0.59	1.23
Diluted net income per share — pro forma	$0.56	$1.16
     The fair value of the Company’s stock-based awards granted in the three and six-month periods ended December 26, 2004 was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	Options	ESPP	Options	ESPP
	December 26,	December 26,	December 26,	December 26,
	2004	2004	2004	2004
Expected life (years)	4.6	0.7	3.6	0.60
Expected stock price volatility	74%	74%	74%	74%
Risk-free interest rate	3.4%	3.4%	2.9%	2.9%

Stock Options and Restricted Stock Units
     The 1997 Stock Incentive Plan and the 1999 Stock Option Plan provide for the grant of non-qualified stock-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of December 25, 2005, there were a total of 22,458,618 shares reserved for future issuance under these Plans.
     The Company did not grant any stock options during the three and six months ended December 25, 2005. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.
     A summary of stock option activity under the Plans as of December 25, 2005 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Shares	Average	Contractual	Intrinsic
	(in	Exercise	Term	Value
Options	thousands)	Price	(years)	(in thousands)
Outstanding at June 26, 2005	15,702	$18.92
Granted	—	—
Exercised	(4,246)	17.52
Forfeited or expired	(247)	25.25

Outstanding at December 25, 2005	11,209	$19.33	3.74	$192,742

Exercisable at December 25, 2005	7,539	$18.45	3.69	$136,335

     The total intrinsic value of options exercised during the three and six months ended December 25, 2005 was $64.8 million and $74.2 million, respectively. As of December 25, 2005, there was $4.8 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.6 years. Cash received from stock option exercises was $61.9 million and $74.1 million during the three and six months ended December 25, 2005.
     A summary of the status of the Company’s restricted stock units as of December 25, 2005, and changes during the six months then ended is presented below:

		Weighted-
		Average
	Shares	Grant-
	(in	Date Fair
Nonvested Restricted Stock Units	thousands)	Value
Nonvested at June 26, 2005	63	$22.10
Granted	780	29.24
Vested	(7)	22.10
Forfeited	(12)	28.94

Nonvested at December 25, 2005	824	$28.77

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 25, 2005, there was $16.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a remaining period of 1.7 years.
ESPP
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of December 25, 2005, there were a total of 10,993,828 shares reserved for issuance and 1,695,788 shares were available for issuance under the 1999 ESPP Plan.
     ESPP awards were valued using the Black-Scholes model. ESPP awards for offering periods subsequent to the adoption of SFAS No. 123R were valued using the Black-Scholes model with expected volatility calculated using implied volatility. Prior to the adoption of SFAS No. 123R, the Company used historical volatility in deriving its expected volatility assumption. The Company determined that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility. During the six months ended December 25, 2005, ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

Expected life (years)	0.68
Expected stock price volatility	34.5%
Risk-free interest rate	3.4%
     As of December 25, 2005, there was $3.1 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of eight months.
NOTE 3 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	December 25,	June 26,
	2005	2005
	(in thousands)
Raw materials	$54,693	$51,251
Work-in-process	25,591	24,492
Finished goods	33,767	34,308

	$114,051	$110,051

NOTE 4 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	December 25,	June 26,
	2005	2005
	(in thousands)
Manufacturing, engineering and office equipment	$98,698	$98,947
Computer equipment and software	61,154	63,839
Leasehold improvements	44,180	41,574
Furniture and fixtures	5,550	5,045

	209,582	209,405
Less: accumulated depreciation and amortization	(167,930)	(168,323)

	$41,652	$41,082

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	December 25,	June 26,
	2005	2005
	(in thousands)
Accrued compensation	$114,678	$96,006
Warranty reserves	30,231	35,802
Income and other taxes payable	56,179	30,518
Restructuring reserves	2,084	3,317
Other	64,697	63,564

	$267,869	$229,207

NOTE 6 — OTHER INCOME, NET
     The significant components of other income, net, are as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
	(in thousands)
Interest income	$8,383	$3,189	$15,097	$5,582
Interest expense	(88)	(444)	(167)	(987)
Foreign exchange gains (losses)	1,125	(117)	3,152	306
Charitable contributions	—	(1,250)	—	(3,250)
Other, net	(112)	(80)	(286)	(345)

	$9,308	$1,298	$17,796	$1,306

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

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
		(in thousands, except per share data)
Numerator:
Net income	$77,778	$83,614	$127,269	$173,364

Denominator:
Basic average shares outstanding	136,572	137,255	136,499	136,366
Effect of potential dilutive securities:
Employee stock plans and warrant	5,953	5,013	5,710	4,742

Diluted average shares outstanding	142,525	142,268	142,209	141,108

Net income per share — Basic	$0.57	$0.61	$0.93	$1.27

Net income per share — Diluted	$0.55	$0.59	$0.89	$1.23

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
		(in thousands)
Number of potential dilutive securities excluded	315	3,800	874	4,319

NOTE 8 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
		(in thousands)
Net income	$77,778	$83,614	$127,269	$173,364
Foreign currency translation adjustment	(584)	1,808	(2,378)	1,809
Unrealized gain (loss) on fair value of derivative financial instruments, net	2,323	(82)	4,737	(82)
Unrealized gain (loss) on financial instruments, net	(610)	(1,212)	(1,331)	116
Reclassification adjustment for loss (gain) included in earnings	(2,814)	93	(4,306)	257

Comprehensive income	$76,093	$84,221	$123,991	$175,464

The balance of accumulated other comprehensive loss is as follows:

	December 25,	June 26,
	2005	2005
	(in thousands)
Accumulated foreign currency translation adjustment	$(12,139)	$(9,761)
Accumulated unrealized gain on derivative financial instruments	1,067	815
Accumulated unrealized loss on financial instruments	(2,995)	(1,843)

Accumulated other comprehensive loss	$(14,067)	$(10,789)

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
     The Company leases several facilities at its headquarters location in Fremont, California. As part of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessors a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of December 25, 2005 in separate, specified interest-bearing accounts which is recorded as restricted cash in the Company’s Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by Lam.
     The Company has issued certain indemnifications to its lessors and vendors under some of its agreements. The Company has entered into certain insurance contracts to minimize its exposure related to such indemnifications. As of December 25, 2005, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     The Company has an agreement with a financial institution that guarantees payment of its Japanese subsidiary’s overdraft protection. At December 25, 2005, the maximum potential amount of future payments the Company could be required to make under this agreement was approximately $2.6 million, although the Company’s Japanese subsidiary did not owe any amounts under this agreement.
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

Changes in the Company’s product warranty reserves were as follows:

(in thousands)
Balance at June 27, 2004	$28,401
Warranties issued during the period	22,125
Settlements made during the period	(9,669)
Expirations and change in liability for pre-existing warranties during the period	(2,505)

Balance at December 26, 2004	$38,352

(in thousands)
Balance at June 26, 2005	$35,802
Warranties issued during the period	16,355
Settlements made during the period	(10,732)
Expirations and change in liability for pre-existing warranties during the period	(11,194)

Balance at December 25, 2005	$30,231

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
     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Each period, hedges are tested for effectiveness by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. There were no gains or losses during the three and six months ended December 25, 2005 and December 26, 2004 associated with forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in operations without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At December 25, 2005, the Company expects to reclassify the entire amount of $1.1 million accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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
NOTE 11 – STOCK REPURCHASE PROGRAM
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

	Total Number			Amount Available
	of Shares	Total Cost of	Average Price	For Repurchase
Period	Repurchased	Repurchase	Paid per share	Under the Plan
		(in thousands, except
		per share data)
As of June 26, 2005	5,855	$167,081	$28.54	$82,919
Additional authorization of $500 million				$582,919
Quarter Ending September 25, 2005	2,644	78,690	29.76	$504,229
Quarter Ending December 25, 2005	1,848	61,917	33.50	$442,312

Total	10,347	$307,688	$29.74

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 26, 2005, our quarterly reports on Form 10-Q , and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three and six months ended December 25, 2005, this discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 26, 2005 and Form 10-Q for the three months ended September 25, 2005.
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
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and six months ended December 25, 2005 may not necessarily be indicative of future operating results.

New Orders and Backlog
     New orders recorded into backlog over the past six quarters were approximately:

Three Months Ended
December 25,	September 25,	June 26,	March 27,	December 26,	September 26,
2005	2005	2005	2005	2004	2004
(in millions)
$403	$326	$315	$315	$387	$429

     The balance of unshipped orders in backlog as of December 25, 2005 was approximately $404 million. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. Please refer to “Backlog” in Part I Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2005 for additional information on our backlog policy.
     The regional geographic breakdown of new orders is as follows:

	Three Months Ended
	December 25,	September 25,	June 26,	March 27,	December 26,	September 26,
	2005	2005	2005	2005	2004	2004
North America	13%	17%	9%	16%	14%	20%
Europe	12%	15%	12%	19%	9%	19%
Asia Pacific	29%	33%	35%	29%	25%	26%
Korea	23%	13%	16%	14%	40%	15%
Japan	23%	22%	28%	22%	12%	20%
     Our business continues to be cyclical in nature. Customer demand for our products began to improve in the September 2003 quarter after a prolonged two and one half year downturn. This positive trend in new orders continued through the September 2004 quarter, then declined and stabilized over the course of the March 2005 and June 2005 quarters. New orders in the quarter ended September 25, 2005 represented a positive inflection point with 3% growth sequentially. This trend has continued with 24% sequential growth in the quarter ended December 25, 2005. We expect new orders to increase sequentially in the March 2006 quarter by 25% to 30%. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended			Six Months Ended
	December 25,	September 25,	December 26,	December 25,	December 26,
	2005	2005	2004	2005	2004
	(in thousands)			(in thousands)
Revenue	$358,245	$320,907	$379,800	$679,152	$799,349
     Revenue for the December 2005 quarter essentially met our expectations. The sequential increase in revenues in the December 2005 quarter reflects the recent growth trend in new orders as well as customer acceptance cycle times. The decrease in the three and six months ended December 25, 2005 as compared with the same periods in the prior year was primarily due to the decline in new orders and shipments over that time period. Our deferred revenue balance was $161.4 million as of December 25, 2005. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $46 million as of December 25, 2005. These shipments are classified as inventory, until title transfers, and carried at cost.

     The regional geographic breakdown of revenue is as follows:

	Three Months Ended			Six Months Ended
	December 25,	September 25,	December 26,	December 25,	December 26,
	2005	2005	2004	2005	2004
North America	13%	16%	14%	14%	15%
Europe	13%	12%	12%	12%	10%
Asia Pacific	29%	29%	42%	29%	51%
Korea	20%	17%	15%	19%	10%
Japan	25%	26%	17%	26%	14%
     The overall Asia region continues to represent a significant portion of our revenues as a substantial amount of the investment in worldwide capacity for semiconductor manufacturing occurs in this region.
     Our current estimate for revenues for the March 2006 quarter ranges from $410 million to $430 million. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Gross Margin

	Three Months Ended			Six Months Ended
	December 25,	September 25,	December 26,	December 25,	December 26,
	2005	2005	2004	2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Gross Margin	$177,510	$156,079	$198,902	$333,589	$413,663
Percent of total revenue	49.5%	48.6%	52.4%	49.1%	51.7%
     Gross margin as a percent of revenue during the three months ended December 25, 2005 as compared to the same period in the prior year decreased on lower revenues and a return to a more normal mix of customer configuration choices and material content. These decreases were partially offset by improvements in installation and warranty performance. Gross margin as a percent of revenue during the six months ended December 25, 2005 decreased due to the factors noted above as well as a decrease in production volumes.
     We expect gross margin as a percent of revenue will be 50.5% in the March 2006 quarter. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended			Six Months Ended
	December 25,	September 25,	December 26,	December 25,	December 26,
	2005	2005	2004	2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Research & Development (R&D)	$55,742	$51,242	$47,057	$106,984	$97,415
Percent of total revenue	15.6%	16.0%	12.4%	15.8%	12.2%
     We continue to invest significantly in research and development in business cycle upturns and downturns. We continue to target and incur expenses related to discretionary and headcount-related investments focused on leading-edge plasma etch, strip and clean applications. The increase in R&D expenses during the December 2005 quarter compared to the September 2005 quarter reflects our planned investment and included an increase of $2 million in R&D supplies and outside services related to the construction and testing of new equipment prototypes supplemented with approximately $2 million in increased incentive-based cash compensation from higher profitability, and stock-based compensation. The growth in R&D expenses during the quarter ended December 25, 2005 compared with the same period in the prior year is primarily due to $3 million of stock-based compensation expense and approximately $5 million in increased R&D supplies and outside services expense, partially offset by a reduction in incentive-based cash compensation of approximately $1 million due to lower quarterly operating performance. The growth in R&D expenses during the six months ended December 25, 2005 compared with the same period in the prior year is primarily due to $4 million of stock-based compensation expense and approximately $7 million in increased R&D supplies and outside services expense, partially offset by a reduction in incentive-based cash compensation of approximately $3 million due to lower operating performance.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 25,	September 25,	December 26,	December 25,	December 26,
	2005	2005	2004	2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$44,859	$45,155	$43,275	$90,014	$86,402
Percent of total revenue	12.5%	14.1%	11.4%	13.3%	10.8%
     Notable items within the $1.6 million net increase in SG&A expenses for the quarter ended December 25, 2005 compared with the same period in the prior year included $2 million of stock-based compensation expense partially offset by a decrease of approximately $1 million in incentive-based cash compensation due to lower quarterly operating performance. The increase in expenses for the six months ended December 25, 2005 compared with the same period in the prior year is primarily due to increased salaries and stock-based compensation expense of $6 million partially offset by a reduction of $3 million in incentive-based cash compensation due to lower operating performance levels.
     We expect total operating expenses (R&D and SG&A) in the March 2006 quarter to be approximately $110 million. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Other Income, net
     Other income, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 25,	September 25,	December 26,	December 25,	December 26,
	2005	2005	2004	2005	2004
		(in thousands)		(in thousands)
Interest income	$8,383	$6,714	$3,189	$15,097	$5,582
Interest expense	(88)	(79)	(444)	(167)	(987)
Foreign exchange gains (losses)	1,125	2,027	(117)	3,152	306
Charitable contributions	—	—	(1,250)	—	(3,250)
Other, net	(112)	(174)	(80)	(286)	(345)

	$9,308	$8,488	$1,298	$17,796	$1,306

     The increase in interest income during the quarter ended December 25, 2005 as compared with the quarter ended September 25, 2005 was due to an increase in our investment portfolio’s yield. The increases in interest income during the three and six months ended December 25, 2005 as compared with the same periods in the prior year were due to increases in our investment portfolio’s yield as well as increases in average cash balances. The foreign exchange gains during the December 2005 and September 2005 quarters were primarily due to our intercompany balances with non-U.S. dollar functional subsidiaries where the dollar strengthened against certain foreign currencies, primarily the Taiwan dollar. The foreign exchange loss during the three months ended December 26, 2004 and the gain during the six months ended December 26, 2004 were comparatively less as the exchange rate for the foreign currencies to which our intercompany balances are exposed did not change significantly. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our Future Success Depends on International Sales and the Management of Global Operations.

Income Tax Expense
     During the quarter ended December 25, 2005, we revised our annual estimated effective tax rate for fiscal year 2006 to 21.5%. The effective tax rate for the three and six months ended December 25, 2005 of 9.8% and 17.6%, respectively, reflects the impact of this reduction from 27.4% to 21.5% as well as a one time adjustment of $6.1 million related to foreign tax rulings on prior year tax returns. Our current estimated annual effective tax rate has decreased due to the positive impact of changes in the international jurisdiction of income and the foreign tax ruling noted above. Our fiscal year 2006 estimated effective annual tax rate was lower compared to fiscal year 2005 due to these factors noted above, partially offset by the impact of the accounting for stock-based awards in accordance with SFAS No. 123R and the deductibility of those awards in some jurisdictions and by the expiration of the research tax credit on December 31, 2005. Congress is currently discussing the extension and/or revision of the research credit, but to date no law has been passed. Our effective tax rate is based on our current profitability outlook, including our continued and substantial investments in research and development programs qualifying for R&D tax benefits (through the expiration in December 2005), and our expectations of earnings from operations in lower-tax jurisdictions throughout the world. We have implemented strategies to, in the longer-term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our forecasts of the level, timing, and sources of future revenues and profits.
Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible, net operating losses, and tax credit carryforwards of $233.3 million and $248.0 million as of December 25, 2005 and June 26, 2005, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $22.2 million and a valuation allowance of $106.0 million, both as of December 25, 2005 and June 26, 2005, respectively.
     Total deferred tax assets, net of deferred tax liabilities and valuation allowance, decreased by $14.7 million from June 26, 2005 to December 25, 2005 primarily due to the expected utilization of net operating loss tax assets against our profits. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any, in subsequent quarters.
     On October 22, 2004 the American Jobs Creation Act (AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated to the U.S., as defined in the AJCA. Based on our current understanding of the AJCA, we believe the range of possible amounts that we may consider for repatriation under this provision is between zero and $500 million. The potential range of related income tax that may be incurred as a result of the repatriation is between zero and $26 million. The Company must repatriate cash before the current fiscal year end to qualify for the provisions under the AJCA.
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
     We calculate our current and deferred tax provision based on estimates and assumptions that can differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified.
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

LIQUIDITY AND CAPITAL RESOURCES
     As of December 25, 2005, we had $977.3 million in cash, cash equivalents, short-term investments, and restricted cash compared with $894.3 million at June 26, 2005. This increase was primarily due to $158.8 million of cash flows from operating activities. Our continued commitment to our share repurchase program resulted in $140.6 million of repurchases during the six months ended December 25, 2005 which was partially offset by $79.2 million of net proceeds from issuance of common stock related to employee stock-based plans.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $158.8 million during the six months ended December 25, 2005, consisted of (in millions):

Net income	$127.3
Non-cash charges:
Depreciation and amortization	11.0
Stock-based compensation	11.3
Other, net	2.0
Decrease in deferred tax assets	14.7
Change in other working capital accounts	(7.5)

$158.8

     Significant changes in assets and liabilities during the six months ended December 25, 2005, and included in the $(7.5) million change in other working capital accounts above, include an increase in accounts receivable of $47.7 million due to an increased volume of shipments, partially offset by an increase in accrued liabilities of $38.7 million due primarily due to an increase in VAT taxes payable as well as an increase in incentive-based compensation balances.
Cash Flows from Investing Activities
     Net cash provided by investing activities during the six months ended December 25, 2005 was $56.1 million and consisted of net sales of $65.8 million of short-term investments to support our stock repurchase program, partially offset by capital expenditures of $9.7 million which consisted primarily of engineering equipment.
Cash Flows from Financing Activities
     Net cash used for financing activities during the six months ended December 25, 2005 was $61.4 million including stock repurchases of $140.6 million partially offset by net proceeds of $79.2 million from the issuance of our common stock related to employee stock-based plans.
     In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2007. In August, 2005, we announced that our Board of Directors had authorized the repurchase of an additional $500 million of our common stock from the public market or private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2008. During the six months ended December 25, 2005, we repurchased approximately 4.5 million shares of common stock at a total price of $140.6 million. As of December 25, 2005 the total amount available for repurchase under these authorizations was $442.3 million. We expect to continue to repurchase shares consistent with the Board authorizations, the level of which will be determined by, including but not limited to, the needs of the business and the stock price and daily trading volumes of our stock.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 25, 2005 are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.

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

	Operating	Purchase	Restructuring
	Leases	Obligations	Liabilities	Total
		(in thousands)
Payments due by period:
Less than 1 year	$12,449	$105,057	$2,084	$119,590
1-3 years	88,412	54,422	693	143,527
4-5 years	1,486	6,842	16	8,344
Over 5 years	849	—	—	849

Total	$103,196	$166,321	$2,793	$272,310

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
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessors a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of December 25, 2005 in separate, specified interest-bearing accounts which is recorded as restricted cash in our Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
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
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At December 25, 2005, vendor-owned inventories held at our locations and not reported as our inventory were approximately $13.5 million.
Restructuring Liabilities
     Our total restructuring reserves as of December 25, 2005 were $2.8 million, which consists primarily of lease payments on vacated buildings. Through cash generated from operations, we expect $2.1 million to be paid over the next twelve months and $0.7 million to be paid between fiscal year 2007 and fiscal year 2011.
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
•	economic conditions in the electronics and semiconductor industry generally and the equipment industry specifically;

•	the extent that customers use our products and services in their business;

•	timing of customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations, and/or acceptances;

•	changes in average selling prices and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	changes in import/export regulations;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities and natural disasters;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	procurement shortages;

•	manufacturing difficulties;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	changes in our estimated effective tax rate;

•	new or modified accounting regulations; and

•	exchange rate fluctuations.
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

Our Financial Results May Be Adversely Impacted By Higher Than Expected Tax Rates Or Exposure To Additional Income Tax Liabilities
     As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further, if we elect to repatriate cash held outside the United States pursuant to the American Jobs Creation Act of 2004, our tax rate may increase, even if by a lesser amount than without such legislation. Our decision whether or not to repatriate cash to take advantage of the Jobs Creation Act must be made by the end of our current fiscal year which ends on June 25, 2006.
Changes in Accounting Standards for Stock-Based Compensation May Adversely Affect our Operating Results, Our Stock Price, and Our Competitiveness in the Employee Marketplace
     The adoption of SFAS No. 123(R) required us to expense all stock-based compensation provided to employees and directors beginning with our quarter ending September 25, 2005. The environment for skilled employees that are knowledgeable about our products and services is a competitive one, and we believe that stock-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123(R) will decrease our earnings based on its measure of the value of stock-based compensation. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives. Moreover, as we have adopted these rules before certain other companies in our industry, there may be, for some period of time, an appearance that our earnings are lower than those of comparable companies that have not yet adopted SFAS No. 123(R), which could have a negative effect on our stock price.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of December 25, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Effective as of December 7, 2005, the Company issued 878,829 shares of its common stock to Highbridge International, LLC (“Highbridge”) upon receipt of a warrant exercise notice from Highbridge. The shares were issued pursuant to a cashless, net exercise provision in the warrant and accordingly, were issued as securities exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933 as amended.
     As previously disclosed by the Company, the warrant was originally issued on December 19, 2001 to Varian Semiconductor Equipment Associates, Inc. (“Varian”) in connection with the settlement of a patent infringement litigation filed by Varian in October 1993. Effective with the December 7 exercise, the warrant has been fully exercised and no additional shares are issuable.
     (c) In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permit us to repurchase shares through September 30, 2007. In August, 2005, we announced that our Board of Directors had authorized the repurchase of an additional $500 million of our common stock from the public market or private purchase. The terms of the repurchase program permit us to repurchase shares through September 30, 2008. We plan to continue to execute the authorized repurchases. Share repurchases under the authorizations were as follows:

			Total Number of Shares
	Total Number	Average	Purchased as Part of	Amount Available
	of Shares	Price Paid	Publicly Announced	For Repurchase
Period	Repurchased	per Share	Plans or Programs	Under the Plan
	(in thousands, except per share data)

As of September 25, 2005	8,499	$28.92	8,499	$504,229
September 26, 2005 - October 23, 2005	957	30.93	957	$474,631
October 24, 2005 - November 20, 2005	498	35.17	498	$457,115
November 21, 2005 - December 25, 2005	393	37.67	393	$442,312

Total	10,347	$29.74	10,347

ITEM 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 3, 2005.
     Out of 135,993,802 shares of Common Stock (as of the record date of September 9, 2005) entitled to vote at the meeting, 126,315,318 shares were present in person or by proxy.

     The results of voting on the following items were as set forth below:
     The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
James W. Bagley	122,195,740	4,119,577
David G. Arscott	122,170,540	4,144,777
Robert M. Berdahl	122,485,479	3,829,838
Richard J. Elkus, Jr.	122,473,401	3,841,916
Jack R. Harris	122,174,874	4,140,443
Grant M. Inman	122,185,041	4,130,276
Stephen G. Newberry	125,423,166	892,151
Seiichi Watanabe	125,727,481	587,836
     Amendment of the Lam 2004 Executive Incentive Plan:

	IN FAVOR	AGAINST	ABSTAIN
Total Shares Voted:	107,113,721	1,986,330	212,709
% of Voted Shares:	97.98%	1.81%	0.19%
% of Outstanding Shares:	78.76%	1.46%	0.15%
     Ratification of Appointment of Ernst and Young LLP as Independent Registered Public Accounting Firm for the Company for the fiscal year ending June 25, 2006:

	IN FAVOR	AGAINST	ABSTAIN
Total Shares Voted:	125,586,580	682,301	46,437
% of Voted Shares:	99.42%	0.54%	0.03%
% of Outstanding Shares:	92.34%	0.50%	0.03%
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

LAM RESEARCH CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 27, 2006

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