Form 10-Q
period 2006-03-26
LAM RESEARCH CORP
filed 2006-05-01
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one:
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 24, 2006, there were 140,632,759 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 26,	June 26,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$757,845	$482,250
Short-term investments	233,528	327,003
Accounts receivable, less allowance for doubtful accounts of $3,773 as of March 26, 2006 and $3,865 as of June 26, 2005	319,150	232,005
Inventories	144,259	110,051
Deferred income taxes	50,813	76,660
Prepaid expenses and other current assets	34,173	16,867

Total current assets	1,539,768	1,244,836
Property and equipment, net	43,903	41,082
Restricted cash	85,038	85,038
Deferred income taxes	36,409	43,224
Other assets	33,707	34,635

Total assets	$1,738,825	$1,448,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$107,142	$60,218
Accrued expenses and other current liabilities	280,999	229,207
Deferred profit	119,168	89,708

Total current liabilities	507,309	379,133
Long-term liabilities less current portion	1,605	2,786

Total liabilities	508,914	381,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 140,144 shares at March 26, 2006 and 137,313 shares at June 26, 2005	140	137
Additional paid-in capital	896,437	744,672
Deferred stock-based compensation	—	(1,225)
Treasury stock, at cost, 12,956 shares at March 26, 2006 and 7,215 shares at June 26, 2005	(386,101)	(186,064)
Accumulated other comprehensive loss	(10,811)	(10,789)
Retained earnings	730,246	520,165

Total stockholders’ equity	1,229,911	1,066,896

Total liabilities and stockholders’ equity	$1,738,825	$1,448,815

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
Total revenue	$437,423	$349,337	$1,116,575	$1,148,686
Cost of goods sold	217,769	174,767	563,332	560,453

Gross margin	219,654	174,570	553,243	588,233

Research and development	61,083	47,226	168,067	144,641
Selling, general and administrative	48,303	34,518	138,317	120,920
Restructuring charges, net	—	14,201	—	14,201

Total operating expenses	109,386	95,945	306,384	279,762

Operating income	110,268	78,625	246,859	308,471
Other income, net	7,828	643	25,624	1,949

Income before income taxes	118,096	79,268	272,483	310,420
Income tax expense	31,759	19,817	58,877	77,605

Net income	$86,337	$59,451	$213,606	$232,815

Net income per share:
Basic net income per share	$0.62	$0.42	$1.55	$1.69

Diluted net income per share	$0.60	$0.41	$1.49	$1.64

Number of shares used in per share calculations:
Basic	140,122	139,967	137,703	137,566

Diluted	144,846	144,756	143,298	142,362

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 26,	March 27,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213,606	$232,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,235	19,212
Deferred income taxes	32,662	38,165
Restructuring charges, net	—	14,201
Amortization of premiums on securities	2,252	2,614
Stock-based compensation	17,319	367
Income tax benefit from stock option exercises	—	30,353
Other, net	(1,165)	17
Change in working capital accounts	(12,488)	(45,698)

Net cash provided by operating activities	268,421	292,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,141)	(18,623)
Purchases of available-for-sale securities	(40,331)	(179,817)
Sales and maturities of available-for-sale securities	132,823	152,073

Net cash provided by / (used for) investing activities	76,351	(46,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease	(67)	—
Treasury stock purchases	(214,209)	(67,793)
Reissuances of treasury stock	9,652	—
Proceeds from issuance of common stock	135,702	90,848

Net cash provided by / (used for) financing activities	(68,922)	23,055

Effect of exchange rate changes on cash	(255)	4,325
Net increase in cash and cash equivalents	275,595	273,059
Cash and cash equivalents at beginning of year	482,250	163,403

Cash and cash equivalents at end of period	$757,845	$436,462

Schedule of noncash transactions
Acquisition of leased equipment	$1,088	$—

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
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
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 25, 2006 and includes 52 weeks. The quarter ended March 26, 2006 and the quarter ended March 27, 2005 both included 13 weeks.
     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal 2006 presentation.
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
     Prior to June 27, 2005, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN No. 44). The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), effective June 27, 2005 using the modified prospective transition method. Under that transition method, stock-based compensation expense recognized during the three and nine months ended March 26, 2006 includes: (a) ESPP awards with offering periods commencing, and stock options and restricted stock units granted, prior to, but not yet vested as of June 27, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) ESPP with offering periods commencing and restricted stock units granted, subsequent to June 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.
     The Company analyzed its stock-based compensation strategies prior to the adoption of SFAS No. 123R and made the decision to grant restricted stock units rather than stock options during the three and nine months ended March 26, 2006. The Company recognized stock-based compensation expense of $6.0 million and $17.3 million during the three and nine months ended March 26, 2006, respectively. Included in these amounts are expenses related to restricted stock units of $3.1 million and $7.8 million during the three and nine months ended March 25, 2006, respectively, which would have been included in the Company’s Condensed Consolidated Statements of Operations under the provisions of APB No. 25. The expense related to restricted stock units is therefore excluded from the following table which presents the impact of the adoption of SFAS No. 123R for the three and nine months ended March 26, 2006.

	Three Months Ended		Nine Months Ended
	March 26, 2006		March 26, 2006
		Excluding impact of		Excluding impact of
		adoption of SFAS No.		adoption of SFAS No.
	As Reported	123R	As Reported	123R
		(in thousands, except per share data)
Net income before income taxes	$118,096	$120,997	$272,483	$281,918
Net income	86,337	88,783	213,606	221,652
Earnings per share — basic	0.62	0.63	1.55	1.61
Earnings per share — diluted	$0.60	$0.61	$1.49	$1.55
     The income tax benefit recognized in the condensed consolidated statements of operations related to stock-based compensation expense was $0.9 million and $2.9 million during the three and nine months ended March 26, 2006, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
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

	Three Months Ended	Nine Months Ended
	March 27,	March 27,
	2005	2005
	(in thousands, except per share data)
Net income — as reported	$59,451	$232,815
Add: compensation expense recorded under APB No. 25, net of tax	53	275
Deduct: pro forma compensation expense, net of tax	3,270	13,469

Net income — pro forma	$56,234	$219,621

Basic net income per share — as reported	$0.42	$1.69
Basic net income per share — pro forma	0.40	1.60
Diluted net income per share — as reported	0.41	1.64
Diluted net income per share — pro forma	$0.39	$1.54
     The fair value of the Company’s stock-based awards granted in the three and nine-month periods ended March 27, 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Options	ESPP	Options	ESPP
	March 27,	March 27,	March 27,	March 27,
	2005	2005	2005	2005
Expected life (years)	3.3	0.7	3.6	0.6
Expected stock price volatility	74%	74%	74%	74%
Risk-free interest rate	3.1%	2.9%	2.9%	2.9%

Stock Options and Restricted Stock Units
     The 1997 Stock Incentive Plan and the 1999 Stock Option Plan (Plans) provide for the grant of non-qualified stock-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of March 26, 2006, there were a total of 18,737,720 shares reserved for future issuance under these Plans.
     The Company did not grant any stock options during the three and nine months ended March 26, 2006. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.
     A summary of stock option activity under the Plans as of March 26, 2006 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
	Shares	Average	Contractual	Aggregate
	(in	Exercise	Term	Intrinsic Value
Options	thousands)	Price	(years)	(in thousands)
Outstanding at June 26, 2005	15,702	$18.92
Granted	—	—
Exercised	(7,692)	17.69
Forfeited or expired	(259)	24.67

Outstanding at March 26, 2006	7,751	$19.96	3.63	$184,112

Exercisable at March 26, 2006	6,753	$20.02	3.40	$159,686

     The total intrinsic value of options exercised during the three and nine months ended March 26, 2006 was $86.3 million and $160.4 million, respectively. As of March 26, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.4 years. Cash received from stock option exercises was $61.6 million and $135.7 million during the three and nine months ended March 26, 2006, respectively.

     A summary of the status of the Company’s restricted stock units as of March 26, 2006, and changes during the nine months then ended is presented below:

		Weighted-
		Average
	Shares	Grant-
	(in	Date Fair
Nonvested Restricted Stock Units	thousands)	Value
Nonvested at June 26, 2005	63	$22.10
Granted	847	30.48
Vested	(7)	22.10
Forfeited	(37)	29.04

Nonvested at March 26, 2006	866	$30.00

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 26, 2006, there was $15.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a remaining period of 1.5 years.
ESPP
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of March 26, 2006, there were a total of 10,993,828 shares reserved for issuance and 1,526,052 shares were available for issuance under the 1999 ESPP Plan.
     ESPP awards were valued using the Black-Scholes model. ESPP awards for offering periods subsequent to the adoption of SFAS No. 123R were valued using the Black-Scholes model with expected volatility calculated using implied volatility. Prior to the adoption of SFAS No. 123R, the Company used historical volatility in deriving its expected volatility assumption. The Company determined, for purposes of valuing ESPP awards, that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility. During the nine months ended March 26, 2006, ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

Expected life (years)	0.68
Expected stock price volatility	34.5%
Risk-free interest rate	3.4%
     As of March 26, 2006, there was $1.9 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of five months.

NOTE 3 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	March 26,	June 26,
	2006	2005
	(in thousands)
Raw materials	$64,180	$51,251
Work-in-process	31,584	24,492
Finished goods	48,495	34,308

	$144,259	$110,051

NOTE 4 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	March 26,	June 26,
	2006	2005
	(in thousands)
Manufacturing, engineering and office equipment	$101,040	$98,947
Computer equipment and software	61,366	63,839
Leasehold improvements	38,116	41,574
Furniture and fixtures	5,519	5,045

	206,041	209,405
Less: accumulated depreciation and amortization	(162,138)	(168,323)

	$43,903	$41,082

NOTE 5 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	March 26,	June 26,
	2006	2005
	(in thousands)
Accrued compensation	$102,966	$96,006
Warranty reserves	32,194	35,802
Income and other taxes payable	57,583	30,518
Restructuring reserves	1,796	3,317
Other	86,460	63,564

	$280,999	$229,207

NOTE 6 — OTHER INCOME, NET
     The significant components of other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
	(in thousands)
Interest income	$10,715	$4,812	$25,812	$10,394
Interest expense	(112)	(421)	(279)	(1,408)
Foreign exchange gains (losses)	(1,548)	(3,353)	1,604	(3,047)
Charitable contributions	(1,000)	—	(1,000)	(3,250)
Other, net	(227)	(395)	(513)	(740)

	$7,828	$643	$25,624	$1,949

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

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
		(in thousands, except per share data)
Numerator:
Net income	$86,337	$59,451	$213,606	$232,815

Denominator:
Basic average shares outstanding	140,122	139,967	137,703	137,566
Effect of potential dilutive securities:
Employee stock plans and warrant(1)	4,724	4,789	5,595	4,796

Diluted average shares outstanding	144,846	144,756	143,298	142,362

Net income per share — Basic	$0.62	$0.42	$1.55	$1.69

Net income per share — Diluted	$0.60	$0.41	$1.49	$1.64

(1)	The three months ended March 26, 2006 do not include any shares associated with a warrant that was exercised on December 7, 2005. The Company issued 878,829 shares of common stock pursuant to the cashless exercise of the warrant.
     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
		(in thousands)
Number of potential dilutive securities excluded	216	955	333	3,915

NOTE 8 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2006	2005	2006	2005
		(in thousands)
Net income	$86,337	$59,451	$213,606	$232,815
Foreign currency translation adjustment	2,397	4,855	19	6,664
Unrealized gain (loss) on fair value of derivative financial instruments, net	2,109	(43)	6,847	(126)
Unrealized gain (loss) on financial instruments, net	(398)	(1,804)	(1,521)	(1,650)
Reclassification adjustment for loss (gain) included in earnings	(853)	188	(5,367)	407

Comprehensive income	$89,592	$62,647	$213,584	$238,110

The balance of accumulated other comprehensive loss is as follows:

	March 26,	June 26,
	2006	2005
	(in thousands)
Accumulated foreign currency translation adjustment	$(9,742)	$(9,761)
Accumulated unrealized gain on derivative financial instruments	2,043	815
Accumulated unrealized loss on financial instruments	(3,112)	(1,843)

Accumulated other comprehensive loss	$(10,811)	$(10,789)

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
     The Company leases several facilities at its headquarters location in Fremont, California. As part of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of March 26, 2006 in separate, specified interest-bearing accounts which is recorded as restricted cash in the Company’s Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by Lam.
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit the Company’s exposure to such indemnifications. As of March 26, 2006, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as the Company does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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
Changes in the Company’s product warranty reserves were as follows:

(in thousands)
Balance at June 27, 2004	$28,401
Warranties issued during the period	32,383
Settlements made during the period	(15,547)
Expirations and change in liability for pre-existing warranties during the period	(6,666)

Balance at March 27, 2005	$38,571

(in thousands)
Balance at June 26, 2005	$35,802
Warranties issued during the period	27,909
Settlements made during the period	(16,769)
Expirations and change in liability for pre-existing warranties during the period	(14,748)

Balance at March 26, 2006	$32,194

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
     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. Each period, hedges are tested for effectiveness by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. There were no gains or losses during the three and nine months ended March 26, 2006 and March 27, 2005 associated with forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in operations without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At March 26, 2006, the Company expects to reclassify the entire amount of $2.0 million accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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
NOTE 11 — STOCK REPURCHASE PROGRAM
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

	Total Number		Average	Amount Available
	of Shares	Total Cost of	Price Paid	For Repurchase
Period	Repurchased	Repurchase	Per Share	Under the Plan
		(in thousands, except per share data)
As of June 26, 2005	5,855	$167,081	$28.54	$82,919
Additional authorization of $500 million				$582,919
Quarter Ending September 25, 2005	2,644	78,690	29.76	$504,229
Quarter Ending December 25, 2005	1,848	61,917	33.50	$442,312
Quarter Ending March 26, 2006	1,698	73,602	43.36	$368,710

Total	12,045	$381,290	$31.66

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
Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three and nine months ended March 26, 2006, this discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 26, 2005 and Form 10-Q for the three and six months ended December 25, 2005.
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
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and nine months ended March 26, 2006 may not necessarily be indicative of future operating results.

New Orders and Backlog
     New orders recorded into backlog over the past seven quarters were approximately:

Three Months Ended
March 26,	December 25,	September 25,	June 26,	March 27,	December 26,	September 26,
2006	2005	2005	2005	2005	2004	2004
			(in millions)
$520	$403	$326	$315	$315	$387	$429

     New orders recorded for the March 2006 quarter increased 29% sequentially. The balance of unshipped orders in backlog as of March 26, 2006 was approximately $404 million. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to make adjustments to our backlog to reflect, among other things, customer delivery date changes as well as order cancellations. Please refer to “Backlog” in Part I Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended June 26, 2005 for additional information on our backlog policy.
     The regional geographic breakdown of new orders is as follows:

	Three Months Ended
	March 26,	December 25,	September 25,	June 26,	March 27,	December 26,	September 26,
	2006	2005	2005	2005	2005	2004	2004
North America	15%	13%	17%	9%	16%	14%	20%
Europe	15%	12%	15%	12%	19%	9%	19%
Asia Pacific	28%	29%	33%	35%	29%	25%	26%
Korea	29%	23%	13%	16%	14%	40%	15%
Japan	13%	23%	22%	28%	22%	12%	20%
     Our business is cyclical in nature. After a prolonged two and one half year downturn, customer demand for our products improved in the September 2003 quarter. This positive trend in new orders continued through the September 2004 quarter, then declined and stabilized over the course of the March 2005 and June 2005 quarters. Since then, sequential growth in the quarters ended September 25, 2005, December 25, 2005 and March 26, 2006, was 3%, 24%, and 29%, respectively. We expect new orders to increase sequentially in the June 2006 quarter by 5% to 15%. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended			Nine Months Ended
	March 26,	December 25,	March 27,	March 26,	March 27,
	2006	2005	2005	2006	2005
		(in thousands)		(in thousands)
Revenue	$437,423	$358,245	$349,337	$1,116,575	$1,148,686
     Revenue for the March 2006 quarter slightly exceeded our expectations and increased 22% sequentially. The increase in revenues sequentially as well as the increase compared with the quarter ended March 27, 2005 reflects the growth pattern in shipments and the acceptance timelines of our customers. Revenues for the nine months ended March 26, 2006 were generally consistent compared with the same period in the prior year while the geographic breakdown of revenues, as outlined in the table below, shifted from the Asia Pacific region to Japan and Korea. Our deferred revenue balance was $195.3 million as of March 26, 2006. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $90 million as of March 26, 2006, an increase of $44 million from the quarter ended December 25, 2005. These shipments are classified as inventory, until title transfers, and carried at cost.

     The regional geographic breakdown of revenue is as follows:

	Three Months Ended			Nine Months Ended
	March 26,	December 25,	March 27,	March 26,	March 27,
	2006	2005	2005	2006	2005
North America	15%	13%	17%	14%	15%
Europe	13%	13%	13%	12%	11%
Asia Pacific	28%	29%	17%	29%	41%
Korea	29%	20%	35%	23%	18%
Japan	15%	25%	18%	22%	15%
     The overall Asia region continues to represent a significant portion of our revenues as a substantial amount of the investment in worldwide capacity for semiconductor manufacturing occurs in this region.
     Our current estimate for revenues for the June 2006 quarter ranges from $490 million to $510 million. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Gross Margin

	Three Months Ended			Nine Months Ended
	March 26,	December 25,	March 27,	March 26,	March 27,
	2006	2005	2005	2006	2005
		(in thousands, except percentages)		(in thousands, except percentages)
Gross Margin	$219,654	$177,510	$174,570	$553,243	$588,233
Percent of total revenue	50.2%	49.5%	50.0%	49.5%	51.2%
     Gross margin as a percent of revenue during the three months ended March 26, 2006 as compared to the December 2005 quarter increased on higher revenue due to improved utilization of factory and field resources, offset slightly by higher benefit costs, primarily related to increased payroll taxes, as well as product mix. Gross margin as a percent of revenue during the three months ended March 26, 2006 as compared to the same period in the prior year increased on higher revenues and now includes equity compensation of $1.3 million in the March 2006 quarter versus $0 in the quarter ended March 27, 2005. Gross margin as a percent of revenue during the nine months ended March 26, 2006 decreased due to changes in product mix, higher material content as a percentage of revenues and the increased equity-based compensation of $3.8 million and higher benefit costs as noted above.
     We expect gross margin as a percent of revenue will be 51% in the June 2006 quarter. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended			Nine Months Ended
	March 26,	December 25,	March 27,	March 26,	March 27,
	2006	2005	2005	2006	2005
	(in thousands, except percentages)				(in thousands, except percentages)
Research & Development (R&D)	$61,083	$55,742	$47,226	$168,067	$144,641
Percent of total revenue	14.0%	15.6%	13.5%	15.1%	12.6%
     We currently invest significantly in research and development focused on leading-edge plasma etch, strip and clean product and market applications. The increase in R&D expenses during the March 2006 quarter compared to the December 2005 quarter reflects our planned investment level and included an increase of $1 million in R&D supplies and outside services related to the construction and testing of new equipment prototypes and approximately $3 million in increased salary and benefit costs for increases in headcount and employee base compensation as well as increased payroll taxes. The growth in R&D expenses during the quarter ended March 26, 2006 compared with the same period in the prior year is primarily due to approximately $7 million in increased R&D supplies and outside services expense, $2 million in increased salary and benefit costs for increases of headcount and employee base compensation and approximately $2 million in increased equity-based compensation expense. The growth in R&D expenses during the nine months ended March 26, 2006 compared with the same period in the prior year is primarily due to approximately $15 million in increased R&D supplies and outside services expense, approximately $7 million of increased equity-based compensation expense and approximately $1 million in increased salary and benefit costs of employee base compensation, partially offset approximately $3 million by a reduction in incentive-based cash compensation.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 26,	December 25,	March 27,	March 26,	March 27,
	2006	2005	2005	2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$48,303	$44,859	$34,518	$138,317	$120,920
Percent of total revenue	11.0%	12.5%	9.9%	12.4%	10.5%
     The increase in SG&A expenses for the quarter ended March 26, 2006 as compared with the quarter ended December 25, 2005 included approximately $4 million in salary and benefit costs for increases of headcount and employee base compensation and increased payroll taxes as well as an increase of $3 million in incentive-based cash compensation primarily due to our long-term executive cash compensation program which commenced during the March quarter. The increase during the quarter ended March 26, 2006 as compared with the same period in the prior year was due to $4 million of salary, benefits and incentive-based cash compensation, due to the factors noted above, and $2 million of equity-based compensation. Additionally, the quarter ended March 27, 2005 includes the receipt of an $8 million tax refund, net of fees incurred, issued by the California State Board of Equalization for previously paid sales and use tax. The increase in expenses for the nine months ended March 26, 2006 compared with the same period in the prior year is primarily due to equity-based compensation of $7 million, increases in salaries and incentive-based cash compensation expense of $3 million as noted above, and the March 2005 receipt of the $8 million tax refund noted above.
     We expect total operating expenses (R&D and SG&A) in the June 2006 quarter to be approximately $114 million. This expectation is a forward-looking statement and actual results could differ materially as a result of factors such as those referred to on page 15 of this Quarterly Report on Form 10-Q.
Other Income, net
     Other income, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 26,	December 25,	March 27,	March 26,	March 27,
	2006	2005	2005	2006	2005
		(in thousands)		(in thousands)
Interest income	$10,715	$8,383	$4,812	$25,812	$10,394
Interest expense	(112)	(88)	(421)	(279)	(1,408)
Foreign exchange gains (losses)	(1,548)	1,125	(3,353)	1,604	(3,047)
Charitable contributions	(1,000)	—	—	(1,000)	(3,250)
Other, net	(227)	(112)	(395)	(513)	(740)

	$7,828	$9,308	$643	$25,624	$1,949

     The increase in interest income during the quarter ended March 26, 2006 as compared with the quarter ended December 25, 2005, as well as during the three and nine months ended March 26, 2006 as compared with the same periods in the prior year, was due to increases in average cash and investment balances and in our investment portfolio’s yields. The foreign exchange loss during the March 2006 quarter was primarily due to our intercompany balances with non-U.S. dollar functional subsidiaries where the dollar weakened against certain foreign currencies, primarily the Taiwan dollar. The gain for the nine months ended March 26, 2006 consisted of the loss for the March 2006 quarter stated above, offset by gains during the December 2005 and September 2005 quarters which were primarily due to our intercompany balances with non-U.S. dollar functional subsidiaries where the dollar strengthened against certain foreign currencies, primarily the Taiwan dollar. The foreign exchange losses for the three and nine months ended March 2005 were primarily due to the Company’s exposure to U.S. dollar denominated assets held by non-U.S. dollar functional subsidiaries where certain foreign currencies, primarily the Taiwan Dollar and Singapore Dollar, strengthened against the U.S. dollar. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our Future Success Depends on International Sales and the Management of Global Operations.”
Income Tax Expense
     During the quarter ended March 26, 2006, our effective tax rate for fiscal year 2006, excluding the discrete event noted below, decreased to 20.7%. The reduction in our annual estimated effective tax rate during fiscal year 2006 as compared to fiscal year 2005 is due to the positive impact of changes in the jurisdictional mix of income, partially offset by the impact of the accounting for stock-based awards in accordance with SFAS No. 123R and the deductibility of those awards in some jurisdictions as well as the expiration of the research tax credit on December 31, 2005. Currently, Congress is discussing the extension and/or revision of the research tax credit, and no new law has been passed to date. Tax reserves are accounted for on the basis of current U.S. GAAP and related rules and guidance. Income tax expense for the three and nine months ended March 26, 2006 reflects a one time item recognized during the March 2006 quarter of $7.4 million associated with the decision to repatriate up to $150 million of foreign earnings under the provisions of the American Jobs Creation Act (AJCA). This has been accounted for as a discrete event. In addition to the item mentioned above, included in income tax expense for the nine months ended March 26, 2006 was a favorable tax adjustment of $6.1 million recorded in the quarter ended December 25, 2005, related to foreign tax rulings on prior year tax returns filed.
     Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in lower tax jurisdictions throughout the world. We have implemented strategies to, in the longer term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our forecasts of the level, timing and sources of future revenues and profits.
Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible, net operating losses, and tax credit carryforwards of $215.4 million and $248.0 million as of March 26, 2006 and June 26, 2005, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $22.2 million and a valuation allowance of $106.0 million as of March 26, 2006 and June 26, 2005. The valuation allowance relates to stock option deductions, which will be recorded to additional paid in capital when realized.
     The utilization of deferred tax assets reduced the balance to $87.2 million as of March 26, 2006, a decrease of $32.7 million during the nine months ended March 26, 2006. Other items affecting the net deferred tax assets include the revision to the estimated effective tax rate, incremental foreign tax credits and the true up of the deferred tax assets as a result of the filing of our U.S. income tax return for fiscal year ended June 26, 2005. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. We continue to evaluate the realizability of our deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.
     The AJCA provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated to the U.S. During the quarter ended March 26, 2006, we completed an initial evaluation to repatriate up to $150 million during the fiscal year 2006. As a result of this decision, our income tax expense for the quarter ended March 26, 2006 included $7.4 million of federal tax expense related to the planned repatriation. The effective tax rate on this repatriation was 4.9%.
     We continue to evaluate opportunities under the AJCA to repatriate up to $350 million of additional foreign earnings. This opportunity expires June 25, 2006. If we decide to repatriate additional earnings, we will record the additional income tax expense at the time of such determination.

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
     Stock-Based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: Beginning on June 27, 2005 we account for our employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of our stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our condensed consolidated statements of operations. Prior to the adoption of SFAS No. 123R, we accounted for our ESPP and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income (loss) and pro forma net income (loss) per share disclosed in the footnotes to our condensed consolidated financial statements were estimated using a Black-Scholes option valuation model.
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
LIQUIDITY AND CAPITAL RESOURCES
     As of March 26, 2006, we had $1.1 billion in cash and cash equivalents, short-term investments, and restricted cash compared with $894.3 million at June 26, 2005. This increase of $182.1 million was primarily due to $268.4 million of cash flows from operating activities during the nine months ended March 26, 2006. Share repurchases of $214.2 million were partially offset by $145.4 million of net proceeds from issuance of common stock related to employee stock-based plans.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $268.4 million during the nine months ended March 26, 2006, consisted of (in millions):

Net income	$213.6
Non-cash charges:
Depreciation and amortization	16.2
Stock-based compensation	17.3
Other, net	1.1
Decrease in deferred tax assets	32.7
Change in other working capital accounts	(12.5)

$268.4

     Significant changes in assets and liabilities during the nine months ended March 26, 2006, and included in the $(12.5) million change in other working capital accounts above, include an increase in accounts receivable of $88.6 million due to an increased volume of shipments, an increase in inventory of $34.6 million primarily due to increased levels of shipments to Japanese customers that are classified as inventory, until title transfers, and carried at cost, and an increase in other current assets of $17.3 million primarily due to an increase in VAT taxes receivable. These changes were partially offset by an increase in accounts payable of $46.9 million, increases in accrued liabilities of $51.8 million due primarily due to an increase in VAT and income taxes payable and an increase in deferred profit of $29.6 million due to increased volume of shipments.

Cash Flows from Investing Activities
     Net cash provided by investing activities during the nine months ended March 26, 2006 was $76.4 million and consisted of net sales of $92.5 million of short-term investments to support our stock repurchase program, partially offset by capital expenditures of $16.1 million which consisted primarily of engineering equipment.
Cash Flows from Financing Activities
     Net cash used for financing activities during the nine months ended March 26, 2006 was $68.9 million including stock repurchases of $214.2 million partially offset by net proceeds of $145.4 million from the issuance of our common stock related to employee stock-based plans.
     During the nine months ended March 26, 2006, we repurchased approximately 6.2 million shares of common stock at a total price of $214.2 million under Board authorized repurchase programs which run through September 30, 2008. As of March 26, 2006 the total amount remaining available for repurchase under Board authorizations was $368.7 million. We expect to continue to repurchase shares consistent with the Board authorizations, the level of which will be determined by, including but not limited to, the needs of the business and the stock price and daily trading volumes of our stock.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 26, 2006 are expected to be sufficient to support our presently anticipated levels of operations, investments, and capital expenditures, through at least the next 12 months.
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

	Operating	Purchase	Restructuring
	Leases	Obligations	Liabilities	Total
	(in thousands)
Payments due by period:
Less than 1 year	$13,813	$136,454	$1,796	$152,063
1-3 years	86,702	54,679	329	141,710
4-5 years	943	2,490	—	3,433
Over 5 years	818	60	—	878

Total	$102,276	$193,683	$2,125	$298,084

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
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of March 26, 2006 in separate, specified interest-bearing accounts which is recorded as restricted cash in our Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     The remaining balances primarily relate to non-cancelable facility-related operating leases expiring at various dates through 2021.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at March 26, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At March 26, 2006, vendor-owned inventories held at our locations and not reported as our inventory were approximately $23.6 million.
Restructuring Liabilities
     Our total restructuring reserves as of March 26, 2006 were $2.1 million, which consists primarily of lease payments on vacated buildings. Through cash generated from operations, we expect $1.8 million to be paid over the next twelve months and $0.3 million to be paid between fiscal year 2007 and fiscal year 2011.

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
Our Financial Results May Be Adversely Impacted By Higher Than Expected Tax Rates Or Exposure To Additional Income Tax Liabilities
     As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further, if we elect to repatriate cash held outside the United States pursuant to the American Jobs Creation Act (AJCA) of 2004, in addition to the up to $150 million we elected to repatriate in the quarter ended March 26, 2006, our tax rate may increase, even if by a lesser amount than without such legislation. Our decision to repatriate additional cash to take advantage of the AJCA must be made by the end of our current fiscal year which ends on June 25, 2006.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of March 26, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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

			Total Number of Shares	Amount Available
	Total Number	Average	Purchased as Part of	For Repurchase
	of Shares	Price Paid	Publicly Announced	Under the
Period	Repurchased	per Share	Plans or Programs	Plans or Programs
		(in thousands, except per share data)
As of December 25, 2005	10,347	$29.74	10,347	$442,312
December 26, 2005 - January 22, 2006	—	—	—	$442,312
January 23, 2006 - February 19, 2006	—	—	—	$442,312
February 20, 2006 - March 26, 2006	1,698	43.36	1,698	$368,710

Total	12,045	$31.66	12,045

ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
a) The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement.”
Establishment of Long Term Performance Goals Program for Cash Incentive Awards;
On February 16, 2006, the compensation committee of the board established a long term incentive program under the Company’s 2004 Executive Incentive Plan pursuant to which cash awards may be paid to senior executives of the company and established two sets of performance goals for the program. One program is based on company performance during calendar year 2006 and awards under that program will vest and be paid in 2007, the other is based on company performance during calendar years 2006 and 2007 and awards will vest and be paid in 2008.
To the extent that awards that become payable exceed the maximum per participant dollar limitation under the Executive Incentive Plan, such amounts will not be paid under the Executive Incentive Plan but may be paid under a separate plan or arrangement not intended to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code of 1986.
Award amounts will be calculated quarterly based on Lam’s operating profits and, with respect to awards that will be payable in 2008, the amounts so calculated may be enhanced based upon a stock price performance factor.
The following named executive officers were selected as participants eligible for award payments in 2007: Martin B. Anstice and Ernest E. Maddock. The following named executive officers were selected as participants eligible for award payments in 2008: Martin B. Anstice, Nicolas J. Bright, Ernest E. Maddock, and Stephen G. Newberry. Mr. Newberry’s participation, target amount and performance metrics were approved by the independent members of the company’s board of directors.
Individual target amounts were established for each participant. Actual award accruals may vary from 0 to approximately 2.5 times the target amounts depending upon the operating profit and stock performance metrics, as applicable. The compensation committee also retains discretion to reduce amounts that would otherwise be accrued under the programs.

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
Date: May 1, 2006

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