Form 10-K
period 2006-06-25
LAM RESEARCH CORP
filed 2006-08-17
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 25, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-12933
LAM RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2634797
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4650 Cushing Parkway	94538
Fremont, California	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (510) 572-0200
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $0.001 Per Share
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 25, 2005, the last business day of the most recently completed second fiscal quarter was $3,442,134,484. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
     As of August 4, 2006, the Registrant had 141,861,073 outstanding shares of Common Stock.
Documents Incorporated by Reference
     Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on November 2, 2006 are incorporated by reference into Part III of this Form 10-K Report. (The Report of the Audit Committee, Compensation Committee, and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION
2006 ANNUAL REPORT ON FORM 10-K

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 25, 2006, June 26, 2005, and June 27, 2004.
Item 1. Business
     Lam Research Corporation (Lam or the Company), a Delaware corporation, was founded in 1980 and is headquartered in Fremont, California. The mailing address for our principal executive offices is 4650 Cushing Parkway, Fremont, California 94538, and our telephone number is (510) 572-0200. Additional information about Lam is available on our web site at http://www.lamresearch.com. Our Forms 10-K, Forms 10-Q, and Forms 8-K are available online at the Securities and Exchange Commission (SEC) web site on the Internet. The address of that site is http://www.sec.gov. We also make available free of charge the Forms 10-K, Forms 10-Q, and Forms 8-K and any amendments to those reports on our corporate web site at http://www.lamresearch.com as soon as reasonably possible after we file them with or furnish them to the SEC.
     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. Our products selectively remove portions of various films from the wafer in the creation of semiconductors. We leverage our expertise in these areas to develop intellectual property (IP) for integrated processing solutions.
Etch Process
     Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. To etch devices designed at current and future technology nodes, our etch systems employ various technologies utilized to generate plasma sources, a critical requirement of the etch process.
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
     Advanced integrated circuit manufacturing requires etch systems capable of creating structures for the 90/65 nanometer (nm) technology node for current-generation products and for the 65 nm and below technology nodes for future semiconductor products. At this time, memory manufacturers are continuing to transition from aluminum to copper conductive lines, while leading logic manufacturers are progressing with the implementation of more fragile dielectric insulating materials (low k and porous low k). Advanced manufacturing facilities are producing integrated circuits on 300 millimeter (mm) (12 inch) silicon wafers while other facilities use wafer diameters of 200 mm (8 inch) and smaller. Semiconductor manufacturers will continue to require more precise control over the etching process in order to accommodate these decreasing linewidths and increasing wafer diameters. Our etch products and services are defined around the Alliance ® and 2300® Etch Series platforms.
Dielectric Etch Products
     Exelan®, Exelan High Performance, Exelan HPT, 2300 Exelan, 2300 Exelan Flex™, and 2300 Exelan Flex45™ Systems. The Exelan family of products improves productivity and enables our customers to create today’s most advanced semiconductor devices. These systems, based on Lam’s patented Dual Frequency Confined (DFC) technology, can be extended to keep pace with the semiconductor industry’s roadmap for etching smaller features and newer dielectric materials. Exelan was introduced to meet the requirements for manufacturing copper conductive lines using dual damascene etch schemes. Exelan has been extended through a series of performance improvement upgrades, Exelan High Performance and Exelan HPT, to meet the etch requirements for the sub-130 nm technology node. The 2300 Exelan, which was introduced to address the industry’s transition to 300 mm wafers, is a 200 mm and 300 mm wafer capable product. The 2300 Exelan Flex and Exelan Flex45 extend the capability of the 2300 Exelan family of products to address the requirements for 65 nm and below technology nodes.
Conductor Etch Products
     TCP® 9400 and TCP® 9600 Series and 2300 Versys® Series Systems. The first TCP products were introduced in late 1992. They use Lam’s patented Transformer Coupled Plasma™ source technology, a high-density, low-pressure plasma source that can etch features for the 130 nm and below technology nodes. For 200 mm wafer sizes, we offer the TCP® 9400PTX and TCP® 9400DFM for silicon etch applications, the TCP® 9400DSiE™ for MEMS (micro-electromechanical systems) based deep silicon etch, and the TCP® 9600PTX and TCP® 9600DFM for metal etch applications. These systems are used in the production of a broad range of advanced logic and memory devices as well as MEMS applications.
     The 2300 Versys system for etching silicon and metal films employs a scaled design of TCP technology to address leading-edge device structure requirements. The 2300 Versys system has the capability to process 200 mm and 300 mm wafer sizes. The 2300 Versys HP addresses metal etch requirements for the 90 nm node and beyond. The 2300 Versys Metal45™ addresses backend metal etch uniformity and throughput needs for memory customers at 70 nm and beyond as well as metal hard mask applications for logic customers at 45 nm and beyond. The 2300 Versys Star™ silicon etch system enables sequential step tuning of gas flow and wafer temperature, which provides the critical dimension uniformity required for sub-110 nm technology nodes. The 2300 Versys Kiyo™ and Versys Kiyo45 enable processing at sub-65 nm technology nodes.
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
Resist Strip Products
     Lam offers integrated strip modules that remove the photoresist following metal and silicon etch for both 200 mm and 300 mm wafer manufacturing. Stripping the resist on the same system prevents exposure to air, protecting the wafers from corrosion.
     For 65 nm technologies and below, resist stripping after ion implantation is becoming a critical step because of the difficulty in fully cleaning resist residues without removing too much of the silicon. To address this emerging market, Lam has extended its successful silicon etch product line used in combination with a microwave resist stripper for both 200 mm and 300 mm wafer processing.
Cleaning Process
     As semiconductor devices are manufactured through a series of deposition and patterning steps, wafers must be cleaned periodically to remove residues and contamination that could degrade device performance. These cleaning operations, which typically follow a plasma etch or strip step, involve placing a wafer in contact with a liquid cleaning agent, which removes surface residues through a combination of reaction and dissolution.
     At the 65 nm technology node and below, wafer cleaning is becoming increasingly challenging because the smaller, more fragile devices are more susceptible to damage from the chemistries and mechanical forces of the cleaning process. As a result, many semiconductor manufacturers are transitioning from batch to single-wafer cleaning systems, which enable better control of the cleaning process. Lam provides technologies that it believes address the damage concerns of wafer cleaning at sub-65 nm, allowing chemical cleaning to be extended to future technology nodes.

     2300 cleaning products. Based on the production-proven 2300 Etch platform, Lam’s products are designed to offer cleaning capability for sub-65 nm technologies. Lam’s proprietary Confined Chemical Cleaning™ technology provides a short chemical exposure time that limits contact with device structures, thereby lowering the risk of damage. In addition, the short exposure time allows greater flexibility in selecting cleaning chemicals for effective removal of process residues.
     There were no fiscal year 2006 revenues from 2300 cleaning products.
     2300 Bevel Clean product. Lam offers bevel clean modules that remove films on the edge of the wafer using edge confined plasma technology. For 65 nm technologies and below, a primary source of device yield limiters are coming from defects transferred from the wafer edge. During device patterning, complex interactions of film deposition, lithography, etching and chemical mechanical polishing (CMP) result in a wide range of unstable film stacks on the wafer edge. In subsequent steps these film layers can produce defects that are transported to the device area of the wafer. Removal of these films at select points in the integration flow results in reduced defects and higher device yields. To address this emerging market, Lam’s edge confined plasma provides customers with the latitude to control the wafer edge at multiple steps during the device fabrication process. Plasma processing can remove a broad range of films with precise control of the processing zone.
     There were no fiscal year 2006 revenues from 2300 Bevel Clean products.
     9400, 9600, Confined Chemical Cleaning, DFC, DFM, DSiE, Dual Frequency Confined, Flex, Kiyo, Kiyo45, Metal45, PTX, Star, and Transformer Coupled Plasma are trademarks of Lam Research Corporation. 2300, Alliance, DSS, Exelan, the Lam logo, Lam Research, TCP, and Versys are registered trademarks of Lam Research Corporation.
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
     Our R&D expenses during fiscal years 2006, 2005, and 2004 were $228.9 million, $194.1 million, and $170.5 million, respectively. Expenditures are targeted at developing new product areas and continued enhancements to our existing products. We believe current challenges for customers in the pre- and post-etch applications present opportunities for us. Many of these challenges are new and are a result of the transition to sub 90-nanometer device structures. We plan to leverage our extensive production experience in etch and strip into new products and new capabilities for our customers at the 65, 45, and 32-nanometer nodes, including post ion implantation strip, clean, and patterning.
     We expect to continue to make substantial investments in R&D to meet our customers’ product needs and enhance our competitive position.
Marketing, Sales, and Service
     Our marketing and sales efforts are focused on building long-term relationships with our customers. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers that work closely with individual customers to develop solutions to their processing needs. We maintain ongoing support relationships with our customers and have an extensive network of field service personnel in place throughout the United States, Europe, Korea, Japan and Asia Pacific. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace.
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

Export Sales
     A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers, difficulties in staffing and managing non-U.S. operations, adverse tax consequences, exchange rate fluctuations, changes in currency controls, compliance with U.S. and international laws and regulations, including U.S. export restrictions, and economic and political conditions. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, and results of operations and cash flows. Sales were as follows:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Net sales:
United States	$238,009	$234,112	$164,528
Europe	208,369	184,014	177,380
Asia Pacific	470,912	582,033	397,681
Korea	366,939	280,605	92,063
Japan	357,942	221,689	104,294

Total net sales	$1,642,171	$1,502,453	$935,946

Customers
     Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and technology licensing arrangements, which have the potential to positively or negatively impact our competitive position. In fiscal year 2006, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues and revenues from Toshiba Corporation accounted for approximately 12% of total revenues. In fiscal year 2005, revenues from Samsung Electronics Company, Ltd., accounted for approximately 13% of total revenues, and, in fiscal year 2004, revenues from ST Microelectronics accounted for approximately 15% of total revenues.
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
Backlog
     Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes. We schedule production of our systems based upon purchase orders in backlog and our customers’ delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices and product specifications have been agreed upon, and shipment of systems is expected within one year. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts.
     As of June 25, 2006 and June 26, 2005, our backlog was approximately $521 million and $351 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received for shipments in the same quarter and due to possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

Manufacturing
     Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.
     We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We continue to believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 15 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our outsourcing commitments.
     Certain components and subassemblies included in our products are only obtained from a single supplier. We believe that, in many cases, alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.
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
Employees
     As of August 4, 2006, we had approximately 2,430 regular full-time employees.
     Each of our employees is required to sign an agreement to maintain the confidentiality of our proprietary information. All employees are required to sign an acknowledgement that they have read and agree to abide by a statement of standards of business conduct. In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends to a significant extent upon our continued ability to attract and retain qualified employees, particularly in the R&D and customer support functions.
Competition
     The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. In order to compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, etc. Our ability to succeed in the marketplace will depend upon our ability to maintain existing products and introduce product enhancements and new products on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost efficient spare parts in the presence of third-party spares provider competition.
     We face significant competition with all of our products and services. Certain of our existing and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support organizations than we do. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price/performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Tokyo Electron, Ltd. and Applied Materials, Inc.
Patents and Licenses
     Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately 3 to 17 years. We believe that, although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this Form 10-K.
Other Cautionary Statements
See the discussion of risks in the section of this Form 10-K entitled Item 1A, “Risk Factors.”
EXECUTIVE OFFICERS OF THE COMPANY
     As of August 16, 2006, the executive officers of Lam were as follows:

Name	Age	Title
James W. Bagley	67	Executive Chairman

Stephen G. Newberry	52	President and Chief Executive Officer

Martin B. Anstice	39	Group Vice President, Chief Financial Officer and Chief Accounting Officer

Nicolas J. Bright	50	Executive Vice President, Regional Business and Global Products

Ernest E. Maddock	48	Group Vice President, Global Operations

Abdi Hariri	45	Vice President and General Manager, Customer Support Business Group
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
     Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. He was appointed President and Chief Operating Officer of Lam in July 1998 and President and Chief Executive Officer in June 2005. Mr. Newberry currently serves as a director of Lam Research Corporation; SEMI, the industry’s trade association; and Nextest Systems Corporation. Prior to joining Lam, Mr. Newberry served as Group Vice President of Global Operations and Planning at Applied Materials, Inc. During his 17 years at Applied Materials, he held various positions of increased responsibility including assignments in manufacturing, product development, sales and marketing, and customer service. Mr. Newberry is a graduate of the U.S. Naval Academy and the Harvard Graduate School of Business Program for Management Development and served 5 years in naval aviation prior to joining Applied Materials.

     Martin B. Anstice joined Lam in April 2001 as Senior Director, Operations Controller, was promoted to the position of Managing Director and Corporate Controller in May 2002, and was promoted to Group Vice President, Chief Financial Officer, and Chief Accounting Officer in June 2004. Mr. Anstice began his career at Raychem Corporation where, during his 13-year tenure, he held numerous finance roles of increasing responsibility in Europe and North America. Subsequent to Tyco International’s acquisition of Raychem in 1999, he assumed responsibilities supporting mergers and acquisition activities of Tyco Electronics. Mr. Anstice is an associate member of the Chartered Institute of Management Accountants in the United Kingdom.
     Nicolas J. Bright joined the Company in May 1998 as Vice President of Technology and Engineering. He currently holds the position of Executive Vice President, Regional Business and Global Products. Prior to joining Lam, Mr. Bright was employed by Applied Materials, Inc. During his 16-year tenure at that Company, Mr. Bright held senior management positions in engineering and technology within etch, ion implant, and automation business units. He has also held positions at General Electric Co. in the United Kingdom and ABB in Sweden. Mr. Bright holds numerous patents in semiconductor manufacturing disciplines.
     Ernest E. Maddock, Group Vice President of Global Operations since October 2003, currently oversees Global Operations which consists of: Information Technology, Global Supply Chain, Production Operations, Corporate Quality, Global Security, and Global Real Estate and Facilities. Mr. Maddock joined the Company in November 1997. Mr. Maddock’s previously held positions with the Company include Vice President of the Customer Support Business Group. Prior to his employment with Lam, he was Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.
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

Item 1A. Risk Factors
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
We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems
     System sales constitute a significant portion of our total revenue. Our systems can typically range in price up to approximately $6.0 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.
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
     Fluctuating levels of investment by semiconductor manufacturers could continue to materially affect our aggregate shipments, revenues and operating results. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our financial results.
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

We Are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
     We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:
•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	export restrictions or other regulatory or legislative actions which limit our ability to sell those products to key customer or market segments;

•	an improved version of products being offered by a competitor in the market we participate in;

•	increased pressure from competitors that offer broader product lines;

•	technological change that we are unable to address with our products; and

•	a failure to release new or enhanced versions of our products on a timely basis.
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

Our Future Success Depends on International Sales and the Management of Global Operations
     Non-U.S. sales accounted for approximately 86% in fiscal year 2006, 84% in fiscal year 2005 and 82% in fiscal year 2004 of our total revenue. We expect that international sales will continue to account for a significant portion of our total revenue in future years.
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
Changes in Accounting Standards for Equity-Based Compensation May Adversely Affect our Operating Results, Our Stock Price, and Our Competitiveness in the Employee Marketplace
     The adoption of SFAS No. 123(R) required us to expense all equity-based compensation provided to employees and directors beginning with our quarter ending September 25, 2005. The environment for skilled employees that are knowledgeable about our products and services is a competitive one, and we believe that equity-based compensation is an important part of the overall compensation that we offer to attract and retain such employees. SFAS No. 123(R) has decreased and will continue to decrease our earnings based on its measure of the value of equity-based compensation. There is some risk that the design of our compensation plans is ineffective at balancing our profitability and employee retention objectives.
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
We Are Subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (Firm) is required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Firm’s attestation as to the effectiveness of our internal control over financial reporting as of June 25, 2006. In future years, if we fail to timely complete this assessment, or if our Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
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

Item 2. Properties
     Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are held under operating leases expiring from fiscal years 2008 to 2014. These leases generally include options to renew or purchase the facilities. As a result of the restructuring of our operations, we have subleased some of our idle facilities, (refer to Note 15 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our property leases). In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Korea, Japan, and Asia Pacific. Our fiscal year 2006 rental payments for the space occupied during that period aggregated approximately $8.9 million. Our facilities lease obligations are subject to periodic increases, and we believe that our existing facilities are well-maintained and in good operating condition.
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

	Total Number		Average	Amount Available
	of Shares	Total Cost of	Price Paid	For Repurchase
Period	Repurchased	Repurchase	Per Share	Under the Plan
	(in thousands, except per share data)
As of June 26, 2005	5,855	$167,081	$28.54	$82,919
Additional authorization of $500 million — August 24, 2005				$582,919
Quarter Ending September 25, 2005	2,644	78,690	29.76	$504,229
Quarter Ending December 25, 2005	1,848	61,917	33.50	$442,312
Quarter Ending March 26, 2006	1,698	73,602	43.36	$368,710
Quarter Ending June 25, 2006	788	37,002	46.93	$331,708

Total	12,833	$418,292	$32.59

Item 6. Selected Consolidated Financial Data

	Year Ended
	June 25,	June 26,	June 27,	June 29,	June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
OPERATIONS:
Total revenue	$1,642,171	$1,502,453	$935,946	$755,234	$943,114
Gross margin	827,394	764,092	431,049	303,829	266,089
Restructuring charges, net(1)	—	14,201	8,327	15,901	44,850
Operating income (loss)(2)	406,265	391,002	106,180	(5,385)	(119,838)
Loss on equity derivative contracts in Company stock (EITF 00-19)	—	—	—	(16,407)	(8,236)
Net income (loss)	335,755	299,341	82,988	(7,739)	(90,051)
Net income (loss) per share:
Basic	$2.42	$2.17	$0.63	$(0.06)	$(0.71)
Diluted(3)	$2.34	$2.10	$0.59	$(0.06)	$(0.71)
BALANCE SHEET:
Working capital	$1,140,143	$865,703	$519,782	$655,794	$757,880
Total assets	2,313,344	1,448,815	1,198,626	1,198,275	1,632,291
Long-term obligations, less current portion	350,969	2,786	9,554	332,209	359,691

(1)	Restructuring charges, net exclude restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin of ($1.7) million, ($1.0) million, and $5.9 million for fiscal years 2004, 2003, and 2002, respectively. These amounts primarily relate to the write-off of selected, older product line inventories in connection with our restructuring plans and the partial recovery of the charges from the subsequent sale of a portion of such inventories. These restructuring charges/(recoveries) are included as a component of cost of goods sold in accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring” (EITF 96-9). There were no restructuring charges or recoveries included in cost of goods sold in fiscal years 2006 and 2005. Fiscal year 2005 restructuring charges consist only of additional liabilities related to prior restructuring plans.

(2)	Operating income during the fiscal year ended June 25, 2006 includes $22.8 million of equity-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

(3)	Diluted net income per share for the fiscal year ended June 27, 2004 includes the assumed conversion of the convertible subordinated 4% notes. Accordingly, interest expense, net of taxes, of $3.2 million has been added back to net income for computing diluted net earnings per share.

Unaudited Selected Quarterly Financial Data

	Three Months Ended
	June 25,	March 26,	December 25,	September 25,
	2006	2006	2005	2005
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2006:
Total revenue	$525,596	$437,423	$358,245	$320,907
Gross margin	274,151	219,654	177,510	156,079
Operating income	159,406	110,268	76,909	59,682
Net income	122,149	86,337	77,778	49,491
Net income per share
Basic	$0.87	$0.62	$0.57	$0.36
Diluted	$0.84	$0.60	$0.55	$0.35
Price range per share	$41.54-$53.74	$35.44-$48.57	$28.37-$39.18	$27.77-$32.61
Number of shares used in per share calculations:

Basic	141,168	140,122	136,572	136,453
Diluted	144,683	144,846	142,525	141,430

	Three Months Ended
	June 26,	March 27,	December 26,	September 26,
	2005	2005	2004	2004
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2005:
Total revenue	$353,767	$349,337	$379,800	$419,549
Gross margin	175,859	174,570	198,902	214,761
Restructuring charges, net(1)	—	14,201	—	—
Operating income	82,531	78,625	108,570	121,276
Net income	66,526	59,451	83,614	89,750
Net income per share
Basic	$0.48	$0.42	$0.61	$0.66
Diluted	$0.47	$0.41	$0.59	$0.64
Price range per share	$24.24-$31.78	$25.35-$32.26	$20.88-$29.70	$19.71-$26.84
Number of shares used in per share calculations:

Basic	138,208	139,967	137,255	135,478
Diluted	142,518	144,756	142,268	139,808

(1)	Fiscal year 2005 restructuring charges consist only of additional liabilities related to prior restructuring plans.

Stock and Dividend Information:
     Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by the National Association of Security Dealers, Inc., on any trading day during the respective quarter.
     As of August 4, 2006, we had 444 stockholders of record.
     In fiscal years 2006 and 2005 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends.
     During fiscal year 2006, we repurchased 6,978,403 shares of common stock at a total price of $251.2 million under terms of our repurchase programs discussed earlier in Item 5 of this Annual Report on Form 10-K. As of June 25, 2006, the total amount available for repurchase was $331.7 million. We plan to continue to execute the authorized repurchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this Annual Report on Form 10-K ).
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for fiscal years 2006, 2005, and 2004 may not necessarily be indicative of future operating results.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. MD&A consists of the following sections:
     Executive Summary provides a summary of the key highlights of our results of operations
     Results of Operations provides an analysis of operating results
     Critical Accounting Policies discusses accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements
     Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position
Executive Summary
     Lam Research Corporation (Lam or the Company) is a major provider of wafer fabrication equipment and services to the world’s semiconductor industry. We actively market and sell product offerings that include single-wafer plasma etch systems with a wide range of applications, and an array of services designed to optimize the utilization of these systems by our customers.
     The following summarizes certain key quarterly and annual financial information for the periods indicated below (in thousands, except per share data and percentages) and demonstrates our strong performance and the quarter-over-quarter growth in all areas throughout fiscal year 2006:

	Three Months Ended				Year Ended
	June 25,	March 26,	December 25,	September 25,	June 25,
	2006	2006	2005	2005	2006
Revenue	$525,596	$437,423	$358,245	$320,907	$1,642,171
Gross margin	274,151	219,654	177,510	156,079	827,394
Gross margin as a percent of total revenue	52.2%	50.2%	49.5%	48.6%	50.4%
Net income	122,149	86,337	77,778	49,491	335,755
Diluted net earnings per share	$0.84	$0.60	$0.55	$0.35	$2.34
     Our business model, which utilizes the capabilities of outsource providers, enables us to focus on new and existing product development, sales and marketing, and customer support. We are focused on executing to the near term production requirements of our customers, expanding our leadership position in Etch, leveraging our Etch expertise into adjacent markets, and our objective of delivering best-in-class financial performance.
     Customer demand increased throughout fiscal year 2006. Fiscal year 2006 new orders entered into backlog increased 31% compared to fiscal year 2005 with growth occurring in all regions as a function of the increase in customer demand.
     Fiscal year 2006 revenues, derived from our shipment levels and installation and acceptance timelines, increased 9% compared to fiscal year 2005 revenues reflecting the increase in customer demand which we believe included market share gains in both the dielectric and conductor product segments of the etch market, with the strongest geographic momentum in Japan and Korea.
     Gross margin as a percent of revenues remained greater than 50% for the second consecutive year. Fiscal year 2006 quarterly gross margin as a percent of revenues showed steady growth on increasing volume.
     Total operating expenses increased 13% during fiscal year 2006 compared to fiscal year 2005, primarily driven by increases in discretionary R&D spending consistent with our product and market expansion plans, equity-based compensation expense, salary costs as a result of increased headcount, planned increases in employee base compensation, and employee incentive-based costs. Fiscal year 2005 operating expenses included $14.2 million in restructuring charges related to prior restructuring plans.
     Equity-based compensation expense recognized during fiscal year 2006 in cost of goods sold and operating expenses was $5.0 million and $17.8 million, respectively.
Results of Operations
New Orders and Backlog
     New orders entered into backlog during fiscal year 2006 are presented in the table below.
     Unshipped orders in backlog as of June 25, 2006 were approximately $521 million. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes. Please refer to “Backlog” in Part I Item 1, “Business” of this Annual Report on Form 10-K for additional information on our backlog policy.

     Regional geographic breakdown of new orders is as follows:

	Three Months Ended				Year Ended
	June 25,	March 26,	December 25,	September 25,	June 25,
	2006	2006	2005	2005	2006
New Orders (in millions)	$640	$520	$403	$326	$1,889

North America	12%	15%	13%	17%	14%
Europe	16%	15%	12%	15%	15%
Asia Pacific	44%	28%	29%	33%	34%
Korea	11%	29%	23%	13%	19%
Japan	17%	13%	23%	22%	18%

	Three Months Ended				Year Ended
	June 26,	March 27,	December 26,	September 26,	June 26,
	2005	2005	2004	2004	2005
New Orders (in millions)	$315	$315	$387	$429	$1,446

North America	9%	16%	14%	20%	15%
Europe	12%	19%	9%	19%	15%
Asia Pacific	35%	29%	25%	26%	28%
Korea	16%	14%	40%	15%	22%
Japan	28%	22%	12%	20%	20%
     Fiscal year 2005 started with a declining trend in new orders which stabilized in the March 2005 and June 2005 quarters. The four quarters ending June 25, 2006 showed sequentially increasing demand in new orders driven by increased capital investments by our customers and our market share gains. During fiscal year 2006, 300 millimeter applications represented approximately 81% of total systems new orders and 83% of total systems new orders were for applications at less than or equal to the 90 nanometer technology node. We classify total systems new orders market segmentation for fiscal year 2006 as Memory at approximately 54%, IDM Logic/Other at 27% and Foundry at 19% of the total.
     We expect new orders for the quarter ending September 24, 2006 to increase 5% to 10% compared with the quarter ended June 25, 2006. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to in Part I of this Annual Report on Form 10-K.
Revenue

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Revenue	$1,642,171	$1,502,453	$935,946
     The increase in revenues during fiscal year 2006 and fiscal year 2005 reflected the improved market environment which was evidenced by expanded levels of capital investments by semiconductor manufacturers. We believe we have gained market share in both the dielectric and conductor product segments of the etch market over this period, with particularly strong geographic performance in Japan and Korea during fiscal year 2006 and the overall Asia region during fiscal year 2005. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $229.7 million as of June 25, 2006 compared to $150.5 million at June 26, 2005, consistent with overall business volumes. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $74 million as of June 25, 2006: these shipments are classified as inventory at cost until title transfers.

     Regional geographic breakdown of revenue is as follows:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
North America	14%	16%	18%
Europe	13%	12%	19%
Asia Pacific	29%	38%	42%
Korea	22%	19%	10%
Japan	22%	15%	11%
     Our current estimate for revenues for the quarter ending September 24, 2006 ranges from $580 million to $600 million. This is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to in Part I of this Annual Report on Form 10-K.
Gross Margin

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands, except percentages)
Gross Margin	$827,394	$764,092	$431,049
Percent of total revenue	50.4%	50.9%	46.1%
     Gross margin as a percent of revenue during fiscal year 2006 remained greater than 50% for the second consecutive year. Gross margin as a percent of revenue for fiscal year 2006 compared with fiscal year 2005 decreased slightly, impacted by the inclusion of equity-based compensation as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) of $5.0 million, or 0.3%. The impact of product mix was generally offset by improved installation and warranty performance, and improved factory utilization which was facilitated by higher volumes. The increase in gross margin as a percent of revenue during fiscal year 2005 compared with fiscal year 2004 was driven primarily by improved product mix and effective asset management on higher sales volume.
     We expect that gross margin as a percent of revenue will be approximately 51.5% for the quarter ending September 24, 2006. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to in Part I of this Annual Report on Form 10-K.
Research and Development

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands, except percentages)
Research & Development (R&D)	$228,891	$194,115	$170,479
Percent of total revenue	13.9%	12.9%	18.2%
     We invested significantly in research and development focused on leading-edge plasma etch, strip and clean product and market applications. The growth in absolute spending levels during fiscal year 2006 compared to fiscal year 2005 was primarily due to approximately $19 million in increased supplies and outside services, approximately $9 million in increased equity-based compensation expense and approximately $4 million in increased salary and benefit costs due to planned increases of employee base compensation and increased headcount. Approximately 66% of fiscal year 2006 systems revenues were derived from products introduced over the previous two years.
     The growth in absolute spending levels during fiscal year 2005 compared to fiscal year 2004 was primarily due to increases in salary and benefits costs of approximately $5 million for planned increases of employee base compensation as well as roughly $9 million for incentive-based compensation triggered by higher profits. The remainder of the increase was primarily the result of an increase in R&D supplies expense of approximately $6 million.

Selling, General and Administrative

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$192,238	$164,774	$146,063
Percent of total revenue	11.7%	11.0%	15.6%
     The increase in SG&A expenses during the year ended June 25, 2006 compared with the prior year was driven by increases in salary and benefits costs of approximately $4 million due to planned increases of employee base compensation and increased headcount. Increases in incentive-based cash compensation of approximately $7 million were principally due to our long-term executive compensation program implemented during fiscal year 2006 and equity-based compensation was approximately $9 million. Fiscal year 2005 SG&A expenses were lower due to the March 2005 receipt of an $8 million tax refund noted below.
     The increase in SG&A expenses during fiscal year 2005 compared with fiscal year 2004 was driven by increases in salary and benefits costs of approximately $5 million due to planned increases of employee base compensation as well as roughly $14 million due to incentive-based compensation triggered by higher profits. Also included in the increase was approximately $10 million in professional services which included, among other items, expenditures for certain discretionary information technology projects designed to contribute to productivity improvements across the Company. These increases were partially offset by the receipt in fiscal year 2005 of a net $8 million tax refund from the California State Board of Equalization for previously paid sales and use tax and approximately $3 million in equity-based compensation expense recorded in fiscal year 2004 in connection with the modification of terms of a fixed stock option award.
Other Income (Expense), net
     Other income (expense), net, consisted of the following:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
		(in thousands)
Interest income	$38,189	$17,537	$9,915
Interest expense	(677)	(1,413)	(4,634)
Foreign exchange loss	(1,458)	(1,175)	(1,334)
Debt issue cost amortization	(368)	—	(1,593)
Net gain on settlement of swap and retirement of 4% Notes	—	—	4,505
Equity method investment losses	—	(205)	(426)
Equity method investment impairment	—	(445)	—
Charitable contributions	(1,000)	(5,500)	(1,000)
Other, net	336	(679)	(963)

	$35,022	$8,120	$4,470

     The sequential increase in interest income during fiscal year 2006 compared to fiscal year 2005 was due to the combined effect of increased cash and cash equivalents, short-term investments, and restricted cash and investments balances as well as increases in interest rate yields.
     During fiscal year 2006, average interest rate yields on the Company’s portfolio increased approximately 170 basis points compared to fiscal year 2005. The Company’s total balances of cash and cash equivalents, short-term investments, and restricted cash and investments, increased approximately $626 million from fiscal year 2005. This increase included the Company’s wholly-owned subsidiary’s drawdown against a $350 million Credit Agreement to support the Company’s foreign earnings repatriation of $500 million under the American Jobs Creation Act of 2004 (AJCA). The remaining increase of $276 million was primarily driven by $361 million from cash flows from operating activities.

     The sequential increase in interest income during fiscal year 2005 compared to fiscal year 2004 was due primarily to the increase in interest rate yields. Interest expense and debt issue cost amortization decreased due to the early retirement of our convertible subordinated $300.0 million 4% notes (4% Notes) in June 2004.
Tax Expense
     Our annual income tax expense was $105.5 million, $99.8 million, and $27.7 million, in fiscal years 2006, 2005, and 2004, respectively. Our effective tax rate for fiscal year 2006 was 23.9%. The effective tax rate for fiscal year 2006, excluding the discrete event discussed below, was 18.4%. The decrease in our effective tax rate in fiscal year 2006 related to the increase in income in jurisdictions with a lower tax rate, the realization of state R&D tax credits not previously benefited, favorable tax rulings on prior year tax returns filed and the reversal of tax reserves with respect to the agreement of a bi-lateral advanced pricing arrangement. These favorable adjustments for the year were offset by a discrete event for the repatriation during fiscal year 2006 of a $500 million extraordinary dividend under the American Jobs Creation Act of 2004, combined with the impact of the accounting for equity-based awards in accordance with SFAS No. 123R and the deductibility of those awards in some jurisdictions, and the expiration of the research tax credit on December 31, 2005.
     The fiscal year 2005 tax rate was 25.0%, which primarily reflects the impact of R&D tax credits and foreign income taxed at lower than U.S. statutory tax rates. In fiscal year 2004, we released a valuation allowance on specific deferred tax assets after we determined that the valuation allowance was no longer required. This resulted in a $12.7 million credit recorded to income tax expense, during fiscal year 2004.
Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible, and tax credit carryforwards of $119.2 million and $142.1 million in fiscal years 2006 and 2005, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $27.0 million and $22.2 million in fiscal years 2006 and 2005, respectively. Pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), the additional tax benefit associated with the accumulated stock award attributes is not recognized until the deduction reduces cash taxes payable. As such, we have elected to net our net operating loss and tax credit carryforward deferred tax assets and related valuation allowance for the accumulated stock award tax benefits determined under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). We will track these stock award attributes separately and will only realize these attributes in accordance with Footnote 82 of SFAS 123(R). These additional tax benefits of net operating loss and tax credit carryforwards related to the tax benefit from the exercise of employee stock awards were $125.2 million and $106.0 million in fiscal years 2006 and 2005, respectively.
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any. During fiscal year 2004, we released a valuation allowance of $12.7 million on specific deferred tax assets after we determined that the valuation allowance was no longer required.
Subsequent Events
     On July 12, 2006, the Supreme Court of California denied review of lower and appellate court judgments in favor of Lam with respect to a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. As a result of the denied review, the prior rulings from the trial and appellate courts stand resulting in a judgment in favor of Lam of approximately $15.8 million, which includes approximately $2.0 million in post-judgment interest. We plan to record this amount in other income (expense), net during the quarter ending September 24, 2006.

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
     The significant accounting policies used in the preparation of our financial statements are described in Note 2 of our Consolidated Financial Statements. Some of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain.
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
     Standard costs are re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor utilization levels, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our consolidated financial statements.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: Beginning on June 27, 2005 we account for our employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our consolidated statements of operations. Prior to the adoption of SFAS No. 123R, we accounted for our ESPP and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to our consolidated financial statements were estimated using a Black-Scholes option valuation model. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS123(R).
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
     We provide for income taxes on an interim basis on the basis of annual estimated effective income tax rates. Our estimated effective income tax rate reflects the underlying profitability of the Company, the level of R&D spending, the regions where profits are recorded and the respective tax rates imposed. We carefully monitor these factors and adjust the effective income tax rate, if necessary. If actual results differ from estimates, we could be required to record an additional valuation allowance on deferred tax assets or adjust our effective income tax rate, which could have a material impact on our business, results of operations, and financial condition.
     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operation and financial condition. The Company accounts for the income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.
Liquidity and Capital Resources
     As of June 25, 2006, we had $1.5 billion in cash and cash equivalents, short-term investments, and restricted cash and investments compared with $894.3 million at June 26, 2005. We entered into long-term debt of $350.0 million during fiscal year 2006 to provide sufficient liquidity to support our foreign earnings repatriation of $500 million under the American Jobs Creation Act of 2004. The remaining increase of $276.1 million was derived from cash flows from operating activities of $360.7 million, issuance of common stock from employee equity-based plans of $194.6 million, partially offset by stock repurchases of $251.2 million and capital expenditures and purchases of intangible assets of $42.1 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $360.7 million during fiscal year 2006 consisted of (in millions):

Net income	$335.8
Non-cash charges:
Depreciation and amortization	22.0
Equity-based compensation	22.8
Other, net	2.3
Income tax benefit on equity-based compensation plans	27.8
Excess tax benefit on equity-based compensation plans	(17.8)
Decrease in deferred tax assets	27.7
Change in other working capital accounts	(59.9)

$360.7

     Significant changes in assets and liabilities included increases in accounts receivable and inventory of $175.3 million and $58.7 million, respectively, due to the increased volume of business. These changes were partially offset by an increase in deferred profit of $50.4 million due to increased volume of shipments, an increase in accounts payable of $48.3 million, and increases in accrued liabilities of $88.4 million primarily due to VAT and income taxes payable related to higher profit levels, and an increase in accrued compensation based on incentive-based compensation.
Cash Flows from Investing Activities
     Net cash used for investing activities during fiscal year 2006 was $244.3 million and consisted of a transfer to restricted cash and investments of $385.0 million due to our guarantee agreement related to the obligations of our wholly-owned subsidiary under the $350.0 million credit agreement entered into during the quarter ended June 25, 2006. Our obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of our obligations under the Guarantee Agreement.
     In addition, we purchased $42.1 million for capital expenditures, consisting primarily of engineering equipment, and the purchase of intangible assets of intellectual property. Partially offsetting these uses of cash were proceeds from the net sales of short-term investments of $182.8 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities during fiscal year 2006 was $310.7 million consisting of $350.0 million from the issuance of long-term debt, $194.6 million from the issuance of our common stock related to employee equity-based plans, and $17.8 million of excess tax benefits on equity-based compensation plans, partially offset by stock repurchases of $251.2 million.
     During fiscal year 2006, we repurchased approximately 7.0 million shares of common stock at a total price of $251.2 million under Board authorized repurchase programs which run through September 30, 2008. As of June 25, 2006 the total amount remaining available for repurchase under Board authorizations was $331.7 million. We expect to continue to repurchase shares consistent with the Board authorizations, the level of which will be determined by, including but not limited to, the needs of the business and the stock price and daily trading volumes of our stock.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 25, 2006 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     We have certain obligations, some of which are recorded on our balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on our consolidated balance sheet include restructuring liabilities and long-term debt which are outlined in the following table and are discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table:

				Long-term
	Operating	Purchase	Restructuring	Debt and
	Leases	Obligations	Liabilities	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$14,821	$154,482	$1,590	$20,050	$190,943
1-3 years	86,613	42,905	—	40,209	169,727
4-5 years	2,142	8,306	—	390,044	400,492
Over 5 years	2,175	—	—	—	2,175

Total	$105,751	$205,693	$1,590	$450,303	$763,337

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
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of June 25, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in our Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 25, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At June 25, 2006, vendor-owned inventories held at our locations and not reported as our inventory increased to $31.1 million compared to $14.8 million at June 26, 2005, due to the increased volume of our business.
Restructuring Liabilities
     Our total restructuring reserves as of June 25, 2006 were $1.6 million, which consists primarily of lease payments on vacated buildings. Through cash generated from operations, we expect the remaining balance to be paid over the next twelve months.

Long-Term Debt and Interest Expense
     On June 16, 2006, our wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement).
     Under the Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the Credit Agreement. The initial spread under the Credit Agreement is 0.10%. LRI may prepay the loan under the Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The amounts in the table above include the principal payment of $350 million due on June 19, 2011 and interest payments estimated based on the current LIBOR rate of 5.5% and initial spread of ten basis points. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.
     We used the proceeds from the credit facility entered into by LRI to facilitate the repatriation of $500 million of foreign earnings in the June 2006 quarter under the provisions of the American Jobs Creation Act of 2004 (AJCA). We have now completed our repatriation of foreign earnings under the provisions of the AJCA.
Guarantees
     We account for our guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.
     We lease several facilities at our headquarters location in Fremont, California. As part of certain of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of June 25, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in our Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     We have issued certain indemnifications to our lessors under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of June 25, 2006, we have not recorded any liability on our financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     In connection with the Credit Agreement entered into by LRI noted above, we entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the Credit Agreement. Our obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of our obligations under the Guarantee Agreement, representing $385.0 million at June 25, 2006. This collateral is reflected in the balance of restricted cash and investments in our Consolidated Balance Sheet.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and variable rate long-term debt. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal amounts and related weighted-average tax equivalent interest rates by year of maturity for our investment portfolio at June 25, 2006 and June 26, 2005:

									June 26,
	June 25, 2006								2005
	Fiscal Year Ending
	June 24,	June 29,	June 28,	June 27,	June 26,	There-		Fair
	2007	2008	2009	2010	2011	After	Total	Value	Total
				(in thousands, except percentages)
Cash equivalents
Variable rate	$730,887	$—	$—	$—	$—	$—	$730,887	$730,887	$—
Average rate	4.95%	—	—	—	—	—	4.95%	—	—
Fixed rate	$113,566	$—	$—	$—	$—	$—	$113,566	$113,509	$378,183
Average rate	5.10%	—	—	—	—	—	5.10%	—	3.05%
Short-term investments
Fixed rate	$42,125	$25,411	$31,346	$23,819	$6,760	$12,870	$142,331	$139,524	$328,846
Average rate	3.86%	3.93%	4.43%	4.26%	5.14%	4.37%	4.19%	—	3.99%
Restricted cash and investments
Variable rate	$70,575	$—	$—	$—	$—	$—	$70,575	$70,575	$—
Average rate	5.64%	—	—	—	—	—	5.64%	—	—
Fixed rate	$328,643	$25,395	$14,968	$4,552	$9,082	$17,810	$400,450	$399,463	$85,038
Average rate	5.08%	4.94%	5.27%	4.83%	5.89%	5.66%	5.12%	—	3.00%

Total investment securities	$1,285,796	$50,806	$46,314	$28,371	$15,842	$30,680	$1,457,809	$1,453,958	$792,067

Average rate	4.68%	4.44%	4.70%	4.35%	5.57%	5.12%	4.41%	—	3.43%

Long-term debt
Variable rate	$—	$—	$—	$—	$350,000	$—	$350,000	$350,000	$—
Average rate	—	—	—	—	5.65%	—	5.65%	—	—
     We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.
     We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars except for certain of our revenues in Japan that are denominated in Japanese Yen, certain of our spares and service contracts which are denominated in other currencies, and expenses related to our non-U.S. sales and support offices which are denominated in these countries’ local currency. We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Japanese Yen-denominated assets and forecasted Japanese Yen-denominated revenue where we currently believe our primary exposure to currency rate fluctuation lies. To protect against the reduction in value of forecasted Japanese Yen-denominated revenues, we enter into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange rate contracts are designated as cash flow hedges and are carried on our Balance Sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated net receivable balances. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.
     On June 25, 2006, the notional amount of outstanding Japanese Yen forward contracts that are designated as balance sheet hedges was $23.5 million. The unrealized gain on the contracts on June 25, 2006, was $0.1 million. A 15% appreciation of the Japanese Yen would result in an unrealized loss of $4.1 million. Depreciation in the exchange rate of the Japanese Yen of approximately 15% would result in an unrealized gain of $3.1 million. These changes in fair values would be offset in other income and expense by corresponding change in fair values of the foreign currency denominated intercompany and trade receivables assuming the hedge contract fully covers the intercompany and trade receivable balances. On June 25, 2006, the notional amount of outstanding Japanese Yen forward contracts that are designated as cash flow hedges was $193.8 million. A 15% appreciation of the Japanese Yen would result in an unrealized loss of $34.2 million. Depreciation in the exchange rate of the Japanese Yen of approximately 15% would result in an unrealized gain of $25.3 million.
     Our outstanding long-term debt of $350.0 million bears interest at LIBOR plus a spread ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the Credit Agreement. The initial spread under the Credit Agreement is 0.10%. The principal payment of $350 million is due on June 19, 2011. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of the close of fiscal year June 25, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.

Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 25, 2006 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Effectiveness of Controls
     While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal control over financial reporting. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that a control system cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
Item 9B. Other Information
     None

PART III
     We have omitted from this Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders to be held November 2, 2006 (the Proxy Statement), and certain information included therein is incorporated herein by reference. (However, the Report of the Audit Committee, Compensation Committee and the Comparative Stock Performance graph of the Registrant’s Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption “Executive Officers of the Company”, which information is incorporated herein by this reference.
Item 10. Directors and Executive Officers of the Registrant
     The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal No. 1-Election of Directors.”
     Lam has adopted a Code of Ethics that applies to all employees, officers, and directors of the Company. Our Code of Ethics is publicly available on the investor relations page of our website at www.lamresearch.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.
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
(c) The list of Exhibits follows page 67 of this Form 10-K and are incorporated herein by this reference.

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 25,	June 26,
	2006	2005
ASSETS
Cash and cash equivalents	$910,815	$482,250
Short-term investments	139,524	327,003
Accounts receivable, less allowance for doubtful accounts of $3,822 as of June 25, 2006 and $3,865 as of June 26, 2005	407,347	232,005
Inventories	168,714	110,051
Deferred income taxes	53,625	76,660
Prepaid expenses and other current assets	26,344	16,867

Total current assets	1,706,369	1,244,836
Property and equipment, net	49,893	41,082
Restricted cash and investments	470,038	85,038
Deferred income taxes	38,533	43,224
Other assets	48,511	34,635

Total assets	$2,313,344	$1,448,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$108,504	$60,218
Accrued expenses and other current liabilities	317,637	229,207
Deferred profit	140,085	89,708

Total current liabilities	566,226	379,133
Long-term debt	350,000	—
Other long-term liabilities	969	2,786

Total liabilities	917,195	381,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 141,785 shares at June 25, 2006 and 137,313 shares at June 26, 2005	142	137
Additional paid-in capital	973,391	744,672
Deferred stock-based compensation	—	(1,225)
Treasury stock, at cost, 13,532 shares at June 25, 2006 and 7,215 shares at June 26, 2005	(416,447)	(186,064)
Accumulated other comprehensive loss	(11,205)	(10,789)
Retained earnings	850,268	520,165

Total stockholders’ equity	1,396,149	1,066,896

Total liabilities and stockholders’ equity	$2,313,344	$1,448,815

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEAR ENDED
	June 25,	June 26,	June 27,
	2006	2005	2004
Total revenue	$1,642,171	$1,502,453	$935,946
Cost of goods sold	814,777	738,361	506,548
Cost of goods sold — restructuring recoveries	—	—	(1,651)

Total cost of goods sold	814,777	738,361	504,897

Gross margin	827,394	764,092	431,049

Research and development	228,891	194,115	170,479
Selling, general and administrative	192,238	164,774	146,063
Restructuring charges, net	—	14,201	8,327

Total operating expenses	421,129	373,090	324,869

Operating income	406,265	391,002	106,180
Other income (expense):
Interest income	38,189	17,537	9,915
Interest expense	(677)	(1,413)	(4,634)
Other, net	(2,490)	(8,004)	(811)

	35,022	8,120	4,470

Income before income taxes	441,287	399,122	110,650
Income tax expense	105,532	99,781	27,662

Net income	$335,755	$299,341	$82,988

Net income per share:
Basic net income per share	$2.42	$2.17	$0.63

Diluted net income per share	$2.34	$2.10	$0.59

Number of shares used in per share calculations:
Basic	138,581	137,727	131,776

Diluted	143,732	142,417	144,928

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED
	June 25,	June 26,	June 27,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$335,755	$299,341	$82,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,000	25,517	28,240
Deferred income taxes	27,726	89,352	10,862
Restructuring charges, net	—	14,201	6,676
Amortization of premiums on securities	2,683	3,285	3,966
Asset impairment charge	—	—	3,025
Loss on disposal of long-lived assets	—	—	732
Equity-based compensation expense	22,768	864	3,167
Net noncash gain on retirement of 4% Notes	—	—	(7,505)
Income tax benefit on equity-based compensation plans	27,786	2,050	1,421
Excess tax benefit on equity-based compensation plans	(17,805)	—	—
Other, net	(326)	(431)	(251)
Changes in working capital accounts:
Accounts receivable, net of allowance	(178,542)	13,470	(138,361)
Inventories	(59,038)	(2,588)	5,136
Prepaid expenses and other assets	(9,270)	(455)	6,528
Trade accounts payable	48,341	(33,108)	57,847
Deferred profit	50,675	(18,936)	63,105
Accrued expenses and other liabilities	87,934	33,368	29,573

Net cash provided by operating activities	360,687	425,930	157,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(42,080)	(22,849)	(24,026)
Purchases of available-for-sale securities	(129,464)	(247,392)	(463,476)
Sales and maturities of available-for-sale securities	312,252	184,083	530,406
Transfer of restricted cash and investments	(385,000)	27,430	6,000
Other, net	—	—	(398)

Net cash provided by / (used for) investing activities	(244,292)	(58,728)	48,506

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(112)	—	(300,012)
Net proceeds from issuance of long-term debt	349,632	—	—
Proceeds from settlement of swap	—	—	10,870
Excess tax benefit on equity-based compensation plans	17,805	—	—
Treasury stock purchases	(251,211)	(167,081)	—
Reissuances of treasury stock	15,171	458	13,242
Proceeds from issuance of common stock	179,400	114,304	64,152

Net cash provided by / (used for) financing activities	310,685	(52,319)	(211,748)

Effect of exchange rate changes on cash	1,485	3,964	2,153
Net increase in cash and cash equivalents	428,565	318,847	(3,940)
Cash and cash equivalents at beginning of year	482,250	163,403	167,343

Cash and cash equivalents at end of year	$910,815	$482,250	$163,403

Schedule of noncash transactions
Acquisition of leased equipment	$1,088	$—	$—

Supplemental disclosures:
Cash payments for interest	$531	$1,341	$13,600

Cash payments for income taxes	$11,873	$7,339	$4,165

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					DEFERRED	ACCUMULATED
	COMMON		ADDITIONAL		STOCK-	OTHER
	STOCK	COMMON	PAID-IN	TREASURY	BASED	COMPREHENSIVE	RETAINED
	SHARES	STOCK	CAPITAL	STOCK	COMPENSATION	INCOME (LOSS)	EARNINGS	TOTAL
Balance at June 29, 2003	127,435	$127	$560,273	$(38,670)	(2,769)	$(13,694)	$143,817	$649,084

Sale of common stock	6,224	7	64,145	—	—	—	—	64,152
Income tax benefit from stock option transactions	—		1,421	—	—	—	—	1,421
Reissuance of treasury stock	1,329	1	—	18,928	—	—	(5,686)	13,243
Deferred stock-based compensation	—	—	2,237	—	(2,237)	—	—	—
Amortization of deferred compensation	—	—	—	—	3,167	—	—	3,167
Components of comprehensive income:
Net income	—	—	—	—	—	—	82,988	82,988
Foreign currency translation adjustment	—	—	—	—	—	1,808	—	1,808
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	—	(293)	—	(293)
Unrealized loss on financial instruments, net	—	—	—	—	—	(2,665)	—	(2,665)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(439)	—	(439)

Total comprehensive income								81,399

Balance at June 27, 2004	134,988	$135	$628,076	$(19,742)	$(1,839)	$(15,283)	$221,119	$812,466

Sale of common stock	8,155	8	114,296	—	—	—	—	114,304
Purchase of treasury stock	(5,855)	(6)	—	(167,075)	—	—	—	(167,081)
Income tax benefit from stock option transactions	—	—	2,050	—	—	—	—	2,050
Reissuance of treasury stock	25	—	—	753	—	—	(295)	458
Deferred stock-based compensation	—	—	(173)	—	173	—	—	—
Amortization of deferred compensation	—	—	423	—	441	—	—	864
Components of comprehensive income:
Net income	—	—	—	—	—	—	299,341	299,341
Foreign currency translation adjustment	—	—	—	—	—	3,584	—	3,584
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	1,650	—	1,650
Unrealized loss on financial instruments, net	—	—	—	—	—	(379)	—	(379)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(361)	—	(361)

Total comprehensive income								303,835

Balance at June 26, 2005	137,313	$137	$744,672	$(186,064)	$(1,225)	$(10,789)	$520,165	$1,066,896

Sale of common stock	9,914	10	179,390	—	—	—	—	179,400
Purchase of treasury stock	(6,979)	(6)		(251,205)	—	—	—	(251,211)
Income tax benefit on equity-based compensation plans	—	—	27,786	—	—	—	—	27,786
Reissuance of treasury stock	658	1	—	20,822	—	—	(5,652)	15,171
Equity-based compensation expense	—	—	22,768	—	—	—	—	22,768
Deferred compensation adjustment	—	—	(1,225)	—	1,225	—	—	—
Exercise of warrant	879							—
Components of comprehensive income:
Net income	—	—	—	—	—	—	335,755	335,755
Foreign currency translation adjustment	—	—	—	—	—	2,061	—	2,061
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	6,200	—	6,200
Unrealized loss on financial instruments, net	—	—	—	—	—	(916)	—	(916)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(7,761)	—	(7,761)

Total comprehensive income								335,339

Balance at June 25, 2006	141,785	$142	$973,391	$(416,447)	$—	$(11,205)	$850,268	$1,396,149

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 25, 2006
Note 1: Company and Industry Information
     Lam Research Corporation (Lam or the Company) is a major provider of wafer fabrication equipment and services to the world’s semiconductor industry. The Company actively markets and sells product offerings that include single-wafer plasma etch systems with a wide range of applications and an array of services designed to optimize the utilization of these systems by its customers. The Company sells its products and services primarily to companies involved in the production of semiconductors in the United States, Europe, Japan, Korea, and Asia Pacific.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2006, 2005, and 2004 may not necessarily be indicative of future operating results.
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
     Revenue Recognition: The Company recognizes all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and the Company has completed its system installation obligations, received customer acceptance or is otherwise released from its installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue where it can be reliably demonstrated that the delivered system meets all of the agreed to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. Revenue from multiple element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.
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
     Standard costs are re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor performance levels, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between the Company’s legal entities are eliminated from its consolidated financial statements.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: Beginning on June 27, 2005 the Company accounts for its employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of its stock at the date of grant. The fair value of the Company’s stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continues to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. The Company makes quarterly assessments of the adequacy of its tax credit pool to determine if there are any deficiencies which require recognition in its consolidated statements of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for its ESPP and stock option plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” (APB No. 25) and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting For Stock-Based Compensation”. Pro forma net income and pro forma net income per share disclosed in the footnotes to the Company’s consolidated financial statements were estimated using a Black-Scholes option valuation model. As a result of the adoption of SFAS No. 123R, the Company will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the income statement (continuing operations) rather than through paid-in-capital. The Company has also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. The Company will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS123(R).

     Income Taxes - Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the Company’s net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.
     The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified.
     The Company provides for income taxes on an interim basis on the basis of annual estimated effective income tax rates. The Company’s estimated effective income tax rate reflects the underlying profitability of the Company, the level of R&D spending, the regions where profits are recorded and the respective tax rates imposed. The Company carefully monitors these factors and adjusts the effective income tax rate, if necessary. If actual results differ from estimates, the Company could be required to record an additional valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material impact on its business, results of operations, and financial condition.
     The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company’s estimate for the potential outcome of any uncertain tax issue is highly judgmental. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operation and financial condition. The Company accounts for the income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”
     Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 25, 2006 and included 52 weeks. The fiscal years ended June 26, 2005 and June 27, 2004 also included 52 weeks. The Company’s next fiscal year, ending on June 24, 2007, will include 52 weeks.
     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Cash Equivalents and Short-Term Investments: All investments purchased with an original final maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss.) The specific identification method is used to determine the realized gains and losses on investments.
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
     Each period, hedges are tested for effectiveness, using the dollar offset method, by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment.
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated net receivable balances. Under SFAS No. 133, these forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.
     To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates and interest rates observed in the market.
     The Company considers its most current outlook in determining the level of foreign currency denominated intercompany revenues to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenues are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense) on the consolidated statement of operations at that time.
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

     Guarantees: The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN No. 45, (b) the guarantee is subject to FIN No. 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has recorded a liability for certain guaranteed residual values related to specific facility lease agreements. The Company has evaluated its remaining guarantees and has concluded that they are either not within the scope of FIN No. 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. Please see Note 16 for additional information on the Company’s guarantees.
     Foreign Currency Translation: The Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, primarily generate and expend cash in their local currency. Billings and receipts for their labor and services are primarily denominated in the local currency and the workforce is paid in local currency. Their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company’s cash flows. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments, and are a component of accumulated other comprehensive income (loss). Translation adjustments are recorded in other income (expense), net, where the U.S. dollar is the functional currency.
     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2006 presentation.
Note 3: Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

Note 4: Financial Instruments
     Investments at June 25, 2006 and June 26, 2005 consist of the following:

	June 25, 2006				June 26, 2005
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
Institutional Money Market Funds	$730,887	$—	$—	$730,887	$366,672	$—	$—	$366,672
Securities held with original maturities less than or equal to 90 days	113,566	—	(57)	113,509	11,511	—	—	11,511

Amounts included in cash and cash equivalents	844,453	—	(57)	844,396	378,183	—	—	378,183

Municipal Bonds and Notes	13,233	1	(37)	13,197	102,118	84	(686)	101,516
Treasury and Agency Notes	20,035	—	(510)	19,525	50,362	27	(322)	50,067
Bank and Corporate Notes	109,063	13	(2,274)	106,802	176,366	125	(1,071)	175,420

Amounts included in short-term investments	142,331	14	(2,821)	139,524	328,846	236	(2,079)	327,003

Certificates of deposit and interest bearing accounts	85,038	—	—	85,038	85,038	—	—	85,038
Auction Rate Securities	70,575	—	—	70,575	—	—	—	—
Municipal Bonds and Notes	315,412	25	(1,012)	314,425	—	—	—	—

Amounts included in restricted cash and investments	471,025	25	(1,012)	470,038	85,038	—	—	85,038

Total Available-for-sale	$1,457,809	$39	$(3,890)	$1,453,958	$792,067	$236	$(2,079)	$790,224

     The Company accounts for its investment portfolio at fair value. Realized gains and (losses) from investments sold were approximately $0.1 million and $(0.5) million in fiscal year 2006 and approximately $0.1 million and $(0.9) million in fiscal year 2005. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The fair value of the Company’s investments in auction rate preferred securities is based upon par value, which approximates fair value due to the nature of the instruments.
     The Company’s available-for-sale securities are invested in financial instruments with a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch.
     The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities is as follows:

	June 25,		June 26,
	2006		2005
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in less than one year	$1,215,221	$1,214,558	$631,200	$630,596
Due one year through five years	172,013	168,825	160,867	159,628

	$1,387,234	$1,383,383	$792,067	$790,224

     Management has the ability and intent, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.

     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement). Under the Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the Credit Agreement shall be fully repaid not later than five years following the closing date. The loan under the Credit Agreement will bear interest at LIBOR plus a spread ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the Credit Agreement. The initial spread under the Credit Agreement is 0.10%. LRI may prepay the loan under the Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The fair value of long-term debt approximates its carrying value of $350.0 million due to the variable interest rate applicable to the debt.
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
     The fair value of the Company’s foreign currency forward contracts is estimated based upon the Japanese Yen exchange rates at June 25, 2006 and June 26, 2005, respectively.
     At June 25, 2006 and June 26, 2005, the notional amount of outstanding Japanese Yen forward contracts that are designated as cash flow hedges was $193.8 million and $66.2 million, respectively. At June 25, 2006 and June 26, 2005, the notional amount of Japanese Yen forward contracts that are designated as balance sheet hedges was $23.5 million and $32.6 million, respectively.
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
     Each period, hedges are tested for effectiveness, using the dollar offset method, by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. There were no gains or losses during fiscal years 2006 and 2005 associated with forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At June 25, 2006, the Company expects to reclassify the entire amount of $1.2 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese Yen-denominated receivable balances. Under SFAS No. 133, these forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.
Note 6: Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	June 25,	June 26,
	2006	2005
	(in thousands)
Raw materials	$78,038	$51,251
Work-in-process	29,980	24,492
Finished goods	60,696	34,308

	$168,714	$110,051

Note 7: Property and Equipment
     Property and equipment, net, consist of the following:

	June 25,	June 26,
	2006	2005
	(in thousands)
Manufacturing, engineering and office equipment	$106,172	$98,947
Computer equipment and software	61,419	63,839
Leasehold improvements	38,950	41,574
Furniture and fixtures	6,599	5,045

	213,140	209,405
Less: accumulated depreciation and amortization	(163,247)	(168,323)

	$49,893	$41,082

Note 8: Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	June 25,	June 26,
	2006	2005
	(in thousands)
Accrued compensation	$116,455	$96,006
Warranty reserves	34,701	35,802
Income and other taxes payable	83,955	30,518
Restructuring reserves	1,590	3,317
Other	80,936	63,564

	$317,637	$229,207

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

	Total Number		Average	Amount Available
	of Shares	Total Cost of	Price Paid	For Repurchase
Period	Repurchased	Repurchase	Per Share	Under the Plan
	(in thousands, except per share data)
As of June 26, 2005	5,855	$167,081	$28.54	$82,919
Additional authorization of $500 million — August 24, 2005				$582,919
Quarter Ending September 25, 2005	2,644	78,690	29.76	$504,229
Quarter Ending December 25, 2005	1,848	61,917	33.50	$442,312
Quarter Ending March 26, 2006	1,698	73,602	43.36	$368,710
Quarter Ending June 25, 2006	788	37,002	46.93	$331,708

Total	12,833	$418,292	$32.59

Note 10: Other Income (Expense), Net
     The significant components of other income (expense), net, are as follows:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
		(in thousands)
Interest income	$38,189	$17,537	$9,915
Interest expense	(677)	(1,413)	(4,634)
Foreign exchange loss	(1,458)	(1,175)	(1,334)
Debt issue cost amortization	(368)	—	(1,593)
Net gain on settlement of swap and retirement of 4% Notes	—	—	4,505
Equity method investment losses	—	(205)	(426)
Equity method investment impairment	—	(445)	—
Charitable contributions	(1,000)	(5,500)	(1,000)
Other, net	336	(679)	(963)

	$35,022	$8,120	$4,470

Note 11: Net Income Per Share
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

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands, except per share data)
Numerator:
Net income	$335,755	$299,341	$82,988
Add:
Interest expense on 4% Notes, net of income taxes	—	—	3,179

Numerator for diluted net income per share	$335,755	$299,341	$86,167

Denominator:
Basic average shares outstanding	138,581	137,727	131,776
Effect of potential dilutive securities:
Employee stock plans and warrant	5,151	4,690	6,897
Assumed conversion of 4% Notes	—	—	6,255

Diluted average shares outstanding	143,732	142,417	144,928

Net income per share — Basic	$2.42	$2.17	$0.63

Net income per share — Diluted	$2.34	$2.10	$0.59

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Number of potential dilutive securities excluded	305	3,035	3,403

Note 12: Comprehensive Income
     The components of comprehensive income are as follows:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Net income	$335,755	$299,341	$82,988
Foreign currency translation adjustment	2,061	3,584	1,808
Unrealized gain (loss) on fair value of derivative financial instruments, net	6,200	1,650	(293)
Unrealized loss on financial instruments, net	(916)	(379)	(2,665)
Reclassification adjustment for loss (gain) included in earnings	(7,761)	(361)	(439)

Comprehensive income	$335,339	$303,835	$81,399

     The balance of accumulated other comprehensive loss is as follows:

	June 25,	June 26,
	2006	2005
	(in thousands)
Accumulated foreign currency translation adjustment	$(7,700)	$(9,761)
Accumulated unrealized (loss) gain on derivative financial instruments	(1,177)	815
Accumulated unrealized (loss) on financial instruments	(2,328)	(1,843)

Accumulated other comprehensive loss	$(11,205)	$(10,789)

Note 13: Equity-Based Compensation Plans
     The Company has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and restricted stock units, of Lam common stock. In addition, these plans permit the grant of nonstatutory equity-based awards to paid consultants and outside directors. According to the plans, the equity-based award price is determined by the Board of Directors or its designee, the plan administrator, but in no event will it be less than the fair market value of the Company’s Common Stock on the date of grant. Equity-based awards granted under the plans vest over a period determined by the Board of Directors or the plan administrator. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its common stock.

A summary of stock plan transactions follows:

		Options Outstanding		Restricted Stock Units
			Weighted-		Weighted-
	Available	Number of	Average	Number of	Average
	For Grant	Shares	Exercise Price	Shares	FMV at Grant
June 29, 2003	3,597,092	30,701,795	$16.02	—	$—
Additional amount authorized	—	—	—	—	—
Granted	(665,835)	583,985	$26.45	81,850	$22.10
Exercised	—	(6,146,637)	$10.32	—	—
Canceled	1,602,440	(1,602,440)	$21.88	—	—
Expired	(26,645)	—	—	—	—

June 27, 2004	4,507,052	23,536,703	$17.38	81,850	$22.10
Additional amount authorized	6,000,000	—	—	—	—
Granted	(775,050)	775,050	$24.97	—	—
Exercised		(7,405,002)	$13.57	—	—
Canceled	1,286,953	(1,277,049)	$25.14	(9,904)	$22.10
Expired	—	—	—	—	—
Vested restricted stock	—	—	—	—	—

June 26, 2005	11,018,955	15,629,702	$18.91	71,946	$22.10
Additional amount authorized	—	—	—	—	—
Granted	(1,053,584)	—	—	1,053,584	$33.90
Exercised		(9,890,026)	$18.16	—	—
Canceled	263,696	(211,738)	$24.37	(51,958)	$29.07
Expired	(281,670)	—	—	—	—
Vested restricted stock				(28,060)	$22.97

June 25, 2006	9,947,397	5,527,938	$20.04	1,045,512	$33.60

At June 25, 2006, 16,520,847 shares of Lam Common Stock were reserved for future issuance under the various stock plans.
Outstanding and exercisable options presented by price range at June 25, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$ 3.33-6.33	529,242	2.53	$6.31	529,242	$6.31
6.38-9.67	442,519	2.81	8.62	434,853	8.61
9.96-18.46	929,191	3.98	14.25	540,262	13.36
18.58-21.97	253,183	4.84	20.78	81,333	20.27
22.00-22.05	1,611,317	2.69	22.05	1,579,417	22.05
22.07-25.66	733,825	4.37	24.07	434,480	24.68
25.72-28.04	649,490	4.02	26.84	626,440	26.87
28.06-50.46	368,101	5.24	37.76	368,101	37.76
51.50-51.50	7,000	3.72	51.50	7,000	51.50
53.00-53.00	4,070	3.75	53.00	4,070	53.00

$ 3.33-53.00	5,527,938	3.55	$20.04	4,605,198	$20.16

     We awarded a total of 1,053,584 restricted stock units during fiscal year 2006. Certain of these restricted stock units contain Company-specific performance targets. 1,045,512 restricted stock units remain subject to vesting requirements as of June 25, 2006.

     The 1997 Stock Incentive Plan and the 1999 Stock Option Plan provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Initially, 9.0 million shares were reserved for issuance under each plan. During fiscal year 2005, an additional 6.0 million shares were reserved for issuance under the 1997 Stock Incentive Plan evergreen provision. There were no additional amounts reserved for issuance during fiscal years 2006 and 2004.
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. The 1999 ESPP, approved by the Company’s stockholders at the Annual Meeting of Stockholders on November 5, 1998, replaced the existing 1984 Employee Stock Purchase Plan (1984 ESPP). At June 29, 2003 the Company had 9.0 million shares of Lam Common Stock reserved for issuance under the 1999 ESPP: 3.0 million shares may be issued at any time and additional shares (previously 6.0 million total additional shares) may be issued for each share of the Company’s Common Stock which the Company redeems in public-market or private purchases and designated for this purpose. In fiscal year 2004, the Company’s stockholders approved an amendment to the 1999 ESPP to (i) each year automatically increase the number of shares available for issuance under the Plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company will redeem in public market and private purchases for such purpose and (ii) to authorize the Plan Administrator (the Compensation Committee of the Board) to set a limit on the number of shares a Plan participant can purchase on any single Plan exercise date. The automatic annual increase provides that the number of shares in the Plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company redeems, in public-market or private purchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of common stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal years 2004 and 2006, the number of shares of Lam Common Stock reserved for issuance under the 1999 ESPP increased by 2.0 million shares in each fiscal year, subject to repurchase of an equal number of shares in public market or private purchases. There were no increases to the reserve during fiscal year 2005.
     During fiscal year 2006, 657,490 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 9,680,601 shares of the Company’s Common Stock have been issued under the 1999 ESPP Plan through June 25, 2006, at prices ranging from $4.11 to $31.84 per share. At June 25, 2006, 3,313,227 shares were available for purchase under the 1999 ESPP Plan.
     Prior to June 27, 2005, the Company accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and FASB Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25” (FIN No. 44). The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), effective June 27, 2005 using the modified prospective transition method. Under that transition method, equity-based compensation expense recognized during fiscal year 2006 includes: (a) ESPP awards with offering periods commencing, and stock options and restricted stock units granted, prior to, but not yet vested as of June 27, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) ESPP with offering periods commencing and restricted stock units granted, subsequent to June 27, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated.
     The Company analyzed its equity-based compensation strategies prior to the adoption of SFAS No. 123R and made the decision to grant restricted stock units rather than stock options during fiscal year 2006. The Company recognized equity-based compensation expense of $22.8 million during fiscal year 2006. Included in these amounts are expenses related to restricted stock units of $11.4 million during fiscal year 2006 which would have been included in the Company’s Consolidated Statements of Operations under the provisions of APB No. 25. As a result of adopting SFAS No. 123R, the company’s income before income taxes and net income for the year ended June 25, 2006, are $11.4 million and $9.3 million lower, respectively, than if it had continued to account for equity-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended June 25, 2006 are $.07 and $.06 lower, respectively, than if the Company had continued to account for equity-based compensation under APB No. 25.
     The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $4.3 million during fiscal year 2006. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.

     The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, fair value of stock options and ESPP awards was estimated using the Black-Scholes option valuation model and amortized on a graded vesting basis. The fair value of all of the Company’s equity-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123R:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands, except per share data)
Net income — as reported	$335,755	$299,341	$82,988
Add: compensation expense recorded under APB No. 25, net of tax	—	648	2,336
Deduct: pro forma compensation expense, net of tax	—	(18,749)	(27,128)

Net income — pro forma	$335,755	$281,240	$58,196

Basic net income per share — as reported	$2.42	$2.17	$0.63
Basic net income per share — pro forma	2.42	2.04	0.44
Diluted net income per share — as reported	2.34	2.10	0.59
Diluted net income per share — pro forma	$2.34	$1.97	$0.42
     The fair value of the Company’s equity-based awards granted during fiscal years 2005 and 2004 was estimated using the following weighted-average assumptions:

	Options		ESPP
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Expected life (years)	2.8	3.3	0.6	0.6
Expected stock price volatility	73.3%	74.1%	74.0%	74.1%
Risk-free interest rate	2.8%	2.3%	2.9%	2.3%
Stock Options and Restricted Stock Units
     The Company did not grant any stock options during fiscal year 2006. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.
     The aggregate intrinsic value of options outstanding and options exercisable was $127.3 million and $105.6 million, respectively, as of June 25, 2006. The total intrinsic value of options exercised during fiscal year 2006 was $224.0 million. As of June 25, 2006, there was $1.9 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.7 years. Cash received from stock option exercises was $179.4 million during fiscal year 2006.
     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 25, 2006, there was $20.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 1.0 years.

ESPP
     ESPP awards were valued using the Black-Scholes model. ESPP awards for offering periods subsequent to the adoption of SFAS No. 123R were valued using the Black-Scholes model with expected volatility calculated using implied volatility. Prior to the adoption of SFAS No. 123R, the Company used historical volatility in deriving its expected volatility assumption. The Company determined, for purposes of valuing ESPP awards, that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility. During fiscal year 2006 ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

Expected life (years)	0.68
Expected stock price volatility	34.5%
Risk-free interest rate	3.4%
     As of June 25, 2006, there was $0.8 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of two months.
Note 14: Profit Sharing and Benefit Plans
     Profit sharing is awarded to certain employees based upon performance against specific corporate financial and operating goals. Distributions to employees by the Company are based upon a percentage of earned compensation, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $70.8 million, $63.1 million, and $30.9 million during fiscal years 2006, 2005, and 2004, respectively.
     The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 2% to 20% of his or her annual salary to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are directed by participants. The Company made matching contributions of approximately $3.5 million, $3.2 million, and $3.0 million in fiscal years 2006, 2005, and 2004, respectively.
Note 15: Commitments
     The Company has certain obligations, some of which are recorded on its balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on the Company’s balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on the Company’s consolidated balance sheet include restructuring liabilities and long-term debt which are outlined in the following table and are discussed below. The Company’s off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. The Company’s contractual cash obligations and commitments relating to these agreements, and its guarantees are included in the following table:

				Long-term
	Operating	Purchase	Restructuring	Debt and
	Leases	Obligations	Liabilities	Interest Expense	Total
			(in thousands)
Payments due by period:
Less than 1 year	$14,821	$154,482	$1,590	$20,050	$190,943
1-3 years	86,613	42,905	—	40,209	169,727
4-5 years	2,142	8,306	—	390,044	400,492
Over 5 years	2,175	—	—	—	2,175

Total	$105,751	$205,693	$1,590	$450,303	$763,337

Operating Leases
     The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with an option to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at the Company’s Fremont, California campus. As part of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of June 25, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in its Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains the Company’s minimum obligations at June 25, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.
     Consignment inventories, which are owned by vendors but located in the Company’s storage locations and warehouses, are not reported as the Company’s inventory until title is transferred to it or its purchase obligation is determined. At June 25, 2006, vendor-owned inventories held at the Company’s locations and not reported as its inventory increased to approximately $31.1 million as compared to $14.8 million at June 26, 2005, due to the increased volume of the Company’s business.
Restructuring Liabilities
     The Company’s total restructuring reserves as of June 25, 2006 were $1.6 million, which consists primarily of lease payments on vacated buildings. Through cash generated from operations, the Company expects the remaining balance to be paid over the next twelve months.
Long-Term Debt and Interest Expense
     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement).
     Under the Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the Credit Agreement shall be fully repaid not later than five years following the closing date. The loan under the Credit Agreement will bear interest at LIBOR plus a spread ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the Credit Agreement. The initial spread under the Credit Agreement is 0.10%. LRI may prepay the loan under the Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The amounts in the table above include the principal payment of $350 million due on June 19, 2011 and interest payments estimated based on the current LIBOR rate of 5.55% and initial spread of ten basis points. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.
     The Company used the proceeds from the credit facility entered into by LRI to facilitate the repatriation of $500 million of foreign earnings in the June 2006 quarter under the provisions of the American Jobs Creation Act of 2004 (AJCA). The Company has now completed its repatriation of foreign earnings under the provisions of the AJCA.
Note 16: Guarantees
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
     The Company leases several facilities at its headquarters location in Fremont, California. As part of certain of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of June 25, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in its Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of June 25, 2006, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     In connection with the Credit Agreement entered into by LRI note above, the Company entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the Credit Agreement. The Company’s obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of its obligations under the Guarantee Agreement, representing $385.0 million at June 25, 2006. This collateral is reflected in the balance of restricted cash and investments in the Company’s Consolidated Balance Sheet.
     Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these guarantees.
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

     Changes in the Company’s product warranty reserves during fiscal years 2006 and 2005 were as follows:

(in thousands)
Balance at June 27, 2004	$28,401
Warranties issued during the period	40,066
Settlements made during the period	(23,392)
Expirations and change in liability for pre-existing warranties during the period	(9,273)

Balance at June 26, 2005	$35,802

(in thousands)
Balance at June 26, 2005	$35,802
Warranties issued during the period	39,394
Settlements made during the period	(22,905)
Expirations and change in liability for pre-existing warranties during the period	(17,590)

Balance at June 25, 2006	$34,701

Note 17: Income Taxes
     The components of income (loss) before income taxes are as follows:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
United States	$196,529	$223,880	$108,950
Foreign	244,758	175,242	1,700

	$441,287	$399,122	$110,650

     Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Federal:
Current	$54,195	$2,235	$1,396
Deferred	52,069	78,353	10,730

	106,264	80,588	12,126

State:
Current	(1,264)	648	260
Deferred	(5,016)	3,077	5,468

	(6,280)	3,725	5,728

Foreign:
Current	24,095	14,577	9,808
Deferred	(18,547)	891	—

	5,548	15,468	9,808

	$105,532	$99,781	$27,662

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	June 25,	June 26,
	2006	2005
	(in thousands)
Deferred tax assets:
Tax benefit carryforwards	$26,395	$69,438
Accounting reserves and accruals deductible in different periods	41,665	37,611
Inventory valuation differences	8,466	5,498
Capitalized R&D expenses	34,942	13,021
Varian settlement-stock warrants	—	8,665
Other	7,755	7,837

Gross deferred tax assets	119,223	142,070

Deferred tax liabilities:
Temporary differences for capital assets	(12,568)	(10,391)
State cumulative temporary differences	(14,497)	(11,795)

Gross deferred tax liabilities	(27,065)	(22,186)

	$92,158	$119,884

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

     Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect the exercises in fiscal year 2006. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the deduction reduces cash taxes payable. When the tax benefit reduces cash taxes payable, the Company will credit equity. During fiscal year 2006, the Company recorded a credit to equity of $27.8 million. The net operating loss and tax credit carryforwards related to these tax benefits of $125.2 million and $106.0 million are not reflected in the Company’s deferred tax assets for fiscal years 2006 and 2005, respectively.
     At June 25, 2006, the Company had federal tax loss carryforwards of approximately $188.4 million, non tax-effected, which will expire between fiscal years 2023 and 2026. The Company also has federal and state tax credit carryforwards of approximately $172.4 million of which approximately $119.6 million will expire in varying amounts between fiscal years 2011 and 2027. The remaining balance of $52.8 million of tax carryforwards may be carried forward indefinitely.
     A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2006, 2005, and 2004) to actual income expense (benefit) is as follows:

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Income tax expense computed at federal statutory rate	$154,450	$139,692	$38,688
State income taxes, net of federal tax	(6,281)	648	261
Foreign income taxes at different rates	(70,704)	(33,052)	9,347
Tax credits	(4,762)	(5,726)	(6,604)
Provision related to repatriation under AJCA	24,207	—	—
Other, net	8,622	(1,781)	(1,341)
Change in valuation allowance	—	—	(12,689)

	$105,532	$99,781	$27,662

     Consistent with the proportion of earnings outside of the U.S., the Company has negotiated a tax holiday on certain of those foreign earnings which is effective from fiscal year 2003 through June 2013. The tax holiday is conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $73.4 million for fiscal year 2006 as compared to $12.4 million in fiscal year 2005. The benefit of the tax holiday on net income per share (diluted) was approximately $0.51 in fiscal year 2006 as compared to $0.09 in fiscal year 2005.
     On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA” or the “Act”) was enacted into law. The Act provided for a special one-time elective dividends received deduction of 85% for certain foreign earnings that are repatriated by the end of fiscal 2006. During the year ended June 25, 2006, the Company repatriated $526 million of foreign earnings of which $500 million represented an extraordinary dividend under the AJCA. As a result, the Company recorded an additional $24.2 million tax provision in fiscal 2006.
     The Company has recently reached a settlement on a transfer pricing dispute via a bilateral advance pricing agreement between the United States and Korea relating to fiscal years 1998 through 2005. The Company received the final closing letter from the Korean taxing authorities dated June 20, 2006. As such, the Company reversed its related tax reserve by a net $2.7 million in the fourth quarter of fiscal 2006.

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

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Net sales:
United States	$238,009	$234,112	$164,528
Europe	208,369	184,014	177,380
Asia Pacific	470,912	582,033	397,681
Korea	366,939	280,605	92,063
Japan	357,942	221,689	104,294

Total net sales	$1,642,171	$1,502,453	$935,946

	June 25,	June 26,	June 27,
	2006	2005	2004
	(in thousands)
Long-lived assets:
United States	$86,408	$62,390	$68,398
Europe	4,955	7,191	10,180
Asia Pacific	1,645	2,483	554
Korea	2,553	1,858	1,622
Japan	1,031	252	318

Total long-lived assets	$96,592	$74,174	$81,072

     In fiscal year 2006, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues and revenues from Toshiba Corporation accounted for approximately 12% of total revenues. In fiscal year 2005, revenues from Samsung Electronics Company, Ltd., accounted for approximately 13% of total revenues, and, in fiscal year 2004, revenues from ST Microelectronics accounted for approximately 15% of total revenues.
Note 19: Legal Proceedings
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

Note 20: Subsequent Events
     On July 12, 2006, the Supreme Court of California denied review of lower and appellate court judgments in favor of Lam with respect to a lawsuit filed by Lam alleging breach of purchase order contracts by one of its customers. As a result of the denied review, the prior rulings from the trial and appellate courts stand resulting in a judgment in favor of Lam of approximately $15.8 million, which includes approximately $2.0 million in post-judgment interest. The Company plans to record this amount in other income (expense), net during the quarter ending September 24, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Lam Research Corporation
We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 25, 2006 and June 26, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 25, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 25, 2006 and June 26, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 25, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lam Research Corporation’s internal control over financial reporting as of June 25, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2006 expressed an unqualified opinion thereon.
As discussed in Note 2 to the Notes to Consolidated Financial Statements, under the heading Equity-Based Compensation – Employee Stock Purchase Plan and Employee Stock Plans, in fiscal 2006 Lam Research Corporation changed its method of accounting for stock-based compensation.
/s/ ERNST & YOUNG LLP
San Jose, California
August 14, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of Lam Research Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lam Research Corporation maintained effective internal control over financial reporting as of June 25, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Lam Research Corporation maintained effective internal control over financial reporting as of June 25, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 25, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 25, 2006 and June 26, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 25, 2006 of Lam Research Corporation and our report dated August 14, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
August 14, 2006

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION
By	/s/ Stephen G. Newberry
Stephen G. Newberry,
President and Chief Executive Officer

Dated: August 16, 2006

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

Signatures	Title	Date
/s/ Stephen G. Newberry Stephen G. Newberry	President and Chief Executive Officer, Director	August 16, 2006
/s/ Martin B. Anstice Martin B. Anstice	Group Vice President, Chief Financial Officer, and Chief Accounting Officer	August 16, 2006
/s/ James W. Bagley James W. Bagley	Executive Chairman	August 16, 2006
/s/ Dr. Seiichi Watanabe Dr. Seiichi Watanabe	Director	August 16, 2006
/s/ David G. Arscott David G. Arscott	Director	August 16, 2006
/s/ Robert M. Berdahl Robert M. Berdahl	Director	August 16, 2006
/s/ Richard J. Elkus, Jr. Richard J. Elkus, Jr.	Director	August 16, 2006
/s/ Jack R. Harris Jack R. Harris	Director	August 16, 2006
/s/ Grant M. Inman Grant M. Inman	Director	August 16, 2006
/s/ Catherine P. Lego Catherine P. Lego	Director	August 16, 2006

LAM RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	ADDITIONS
	BALANCE	CHARGED			BALANCE
	AT	TO			AT
	BEGINNING	COSTS			END
	OF	AND	DEDUCTIONS		OF
DESCRIPTION	PERIOD	EXPENSES	DESCRIBE		PERIOD
YEAR ENDED JUNE 25, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$3,865,000	$51,000	$94,000	(1)	$3,822,000
YEAR ENDED JUNE 26, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$3,865,000	$83,000	$83,000	(1)	$3,865,000
YEAR ENDED JUNE 27, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$3,789,000	$701,000	$625,000	(1)	$3,865,000

(1)	$0.1 million, $0.1 million, and $0.6 million, of specific customer accounts written-off in fiscal 2006, 2005, and 2004, respectively.

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 25, 2006
EXHIBIT INDEX

Exhibit	Description
3.1(22)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2(33)	Amended and Restated By Laws of the Registrant, dated June 27, 2005.

3.3(22)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.2(1)*	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.

4.4(5)*	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.8(35)*	Amended and restated 1997 Stock Incentive Plan.

4.11(18)*	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(34)*	Amended and restated 1999 Stock Option Plan.

4.13(34)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(35)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

10.3(2)	Form of Indemnification Agreement.

10.12(3)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Registrant and Sumitomo Metal Industries, Ltd.

10.16(4)	License Agreement effective January 1, 1992 between the Registrant and Tokyo Electron Limited.

10.30(6)	1996 Lease Agreement Between Lam Research Corporation and the Industrial Bank of Japan, Limited, dated March 27, 1996.

10.35(7)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997.

10.38(8)	Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia, and the Nippon Credit Bank, Ltd., dated March 28, 1997.

10.46(9)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

Exhibit	Description
10.49(9)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.50(10)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

10.51(10)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

10.52(11)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.

10.53(11)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.

10.58(12)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.

10.59(12)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.

10.61(13)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.

10.62(13)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.63(13)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.64(13)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

Exhibit	Description
10.66(14)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

10.67(15)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.

10.68(15)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.

10.69(17)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.

10.70(19)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.

10.71(19)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.

10.73(20)	Lease Agreement Between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.

10.74(20)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.

10.75(21)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, dated May 22, 2001.

10.76(21)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, dated May 22, 2001.

10.77(23)	Warrant to Purchase Common Stock of Lam Research Corporation, dated December 19, 2001, issued to Varian Semiconductor Equipment Associates, Inc.

10.78(24)	Promissory Note between Lam Research Corporation and Stephen G. Newberry dated May 8, 2001.

10.79(25)	Amendment to Stock Option Grant for James W. Bagley dated October 16, 2002.

10.80(26)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81(26)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82(26)	Participation Agreement Between Lam Research Corporation, SELCO Service Corporation and Key Corporate Capital Inc., dated March 25, 2003.

10.83(26)	Amendment to Participation Agreement Between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

10.84(26)	Amendment to Participation Agreement Between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc, The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

Exhibit	Description
10.85(26)*	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

10.86(27)*	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.87(27)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.88(27)	Lease Supplement No. 2 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.89(27)	Lease Supplement No. 3 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.94(27)	Participation Agreement Between Lam Research Corporation and SELCO Service Corporation, and Key Corporate Capital Inc., dated as of June 1, 2003.

10.95(27)*	Employment Agreement for Ernest Maddock, dated April 15, 2003.

10.96(28)*	Employment Agreement for Nicolas J. Bright, dated August 1, 2003.

10.97(32)	Second Amendment to Second Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.98(32)	Amended and Restated Guaranty between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.99(32)	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.100(31)	Third Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between Lam Research Corporation, Lam Research International SARL and ABN Amro Bank N.V., dated March 22, 2005.

10.101(31)	Third Amended and Restated Guaranty between Lam Research Corporation and ABN Amro Bank N.V., dated March 22, 2005.

10.102(36)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) – Lam Research Corporation 1997 Stock Incentive Plan.

10.103(36)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) – Lam Research Corporation 1997 Stock Incentive Plan.

10.104(37)	$350,000,000 Credit Agreement among Lam Research International SARL, as Borrower, The Several Lenders from Time to Time Parties Hereto, and ABN Amro Bank N.V., as Administrative Agent, dated June 16, 2006.

10.105(38)	Guarantee Agreement made by Lam Research Corporation in favor of ABN Amro Bank N.V., as Administrative Agent for the Lenders, dated June 16, 2006.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit	Description
24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

(1)	Incorporated by reference to Post Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 33-32160) filed with the Securities and Exchange Commission on May 10, 1990.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1989.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(7)	Incorporated by reference to Registrant’s Report on Form 8-K dated March 31, 1997.

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999.

(15)	Incorporated by reference to Registrant’s Report on Form 8-K dated June 22, 1999.

(16)	Incorporated by reference to Registrant’s Report on Form S-8 dated November 5, 1998.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

(18)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(19)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2000.

(21)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated July 27, 2001.

(22)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000.

(23)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated January 30, 2002.

(24)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(25)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(26)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(27)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

(28)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(29)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on October 14, 2003.

(30)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed on October 14, 2003.

(31)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

(32)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

(33)	Incorporated by reference to Registrant’s Report on Form 8-K dated June 26, 2005.

(34)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 33-127936) filed with the Securities and Exchange Commission on August 28, 2005.

(35)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 8, 2005.

(36)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 6, 2006.

(37)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 19, 2006.

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.