Form 10-Q
period 2006-09-24
LAM RESEARCH CORP
filed 2006-10-30
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006 or

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
Yes ☐ No ☑
     As of October 20, 2006, there were 142,491,244 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 24,	June 25,
	2006	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$1,031,348	$910,815
Short-term investments	233,284	139,524
Accounts receivable, less allowance for doubtful accounts of $3,828 as of September 24, 2006 and $3,822 as of June 25, 2006	379,869	407,347
Inventories	188,179	168,714
Deferred income taxes	47,206	53,625
Prepaid expenses and other current assets	40,714	26,344

Total current assets	1,920,600	1,706,369
Property and equipment, net	56,786	49,893
Restricted cash and investments	470,038	470,038
Deferred income taxes	38,533	38,533
Other assets	48,404	48,511

Total assets	$2,534,361	$2,313,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$125,550	$108,504
Accrued expenses and other current liabilities	305,571	317,637
Deferred profit	153,123	140,085

Total current liabilities	584,244	566,226
Long-term debt	350,000	350,000
Other long-term liabilities	924	969

Total liabilities	935,168	917,195
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 142,192 shares at September 24, 2006 and 141,785 shares at June 25, 2006	142	142
Additional paid-in capital	983,253	973,391
Treasury stock, at cost, 13,332 shares at September 24, 2006 and 13,532 shares at June 25, 2006	(410,718)	(416,447)
Accumulated other comprehensive loss	(6,483)	(11,205)
Retained earnings	1,032,999	850,268

Total stockholders’ equity	1,599,193	1,396,149

Total liabilities and stockholders’ equity	$2,534,361	$2,313,344

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 24,	September 25,
	2006	2005
Total revenue	$604,387	$320,907
Cost of goods sold	291,223	164,828

Gross margin	313,164	156,079

Research and development	61,623	51,242
Selling, general and administrative	56,708	45,155

Total operating expenses	118,331	96,397

Operating income	194,833	59,682
Other income, net	30,348	8,488

Income before income taxes	225,181	68,170
Income tax expense	41,663	18,679

Net income	$183,518	$49,491

Net income per share:
Basic net income per share	$1.29	$0.36

Diluted net income per share	$1.27	$0.35

Number of shares used in per share calculations:
Basic	141,928	136,453

Diluted	144,850	141,430

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 24,	September 25,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,518	$49,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,527	6,032
Deferred income taxes	6,419	15,374
Amortization of premiums/discounts on securities	(117)	796
Equity-based compensation expense	6,251	5,246
Income tax benefit on equity-based compensation plans	1,872	—
Excess tax benefit on equity-based compensation plans	(1,264)	—
Other, net	537	1,046
Changes in working capital accounts	12,884	(30,604)

Net cash provided by operating activities	216,627	47,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(12,920)	(4,658)
Purchases of available-for-sale securities	(319,208)	(10,886)
Sales and maturities of available-for-sale securities	228,285	62,484

Net cash provided by / (used for) investing activities	(103,843)	46,940

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(44)	—
Excess tax benefit on equity-based compensation plans	1,264	—
Treasury stock purchases	(1,048)	(78,690)
Reissuances of treasury stock	5,990	5,137
Proceeds from issuance of common stock	1,739	12,174

Net cash provided by / (used for) financing activities	7,901	(61,379)

Effect of exchange rate changes on cash	(152)	(374)
Net increase in cash and cash equivalents	120,533	32,568
Cash and cash equivalents at beginning of period	910,815	482,250

Cash and cash equivalents at end of period	$1,031,348	$514,818

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (the Company or Lam) for the fiscal year ended June 25, 2006, which are included in the Annual Report on Form 10-K, File Number 0-12933. The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. The Company also posts the Forms 10-K, Forms 10-Q and Forms 8-K on the corporate website at http://www.lamresearch.com.
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2007 and includes 52 weeks. The quarter ended September 24, 2006 and the quarter ended September 25, 2005 both included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,”(SFAS No. 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact, if any, of adopting the provisions of SFAS No. 157 on its financial position, results of operations or liquidity.
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
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
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
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
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which the Company adopted as of June 27, 2005 using the modified prospective method. The Company recognized equity-based compensation expense of $6.3 million and $5.2 million during the three months ended September 24, 2006 and September 25, 2005, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $1.1 million and $1.0 million during the three months ended September 24, 2006 and September 25, 2005, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
Stock Options and Restricted Stock Units
     The 1997 Stock Incentive Plan and the 1999 Stock Option Plan (Plans) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of September 24, 2006, there were a total of 16,306,173 shares reserved for future issuance under these Plans.
     The Company did not grant any stock options during the quarter ended September 24, 2006 or the quarter ended September 25, 2005. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.
     A summary of stock option activity under the Plans as of September 24, 2006 and changes during the three months then ended is presented below:

			Weighted-	Aggregate
			Average	Intrinsic Value
		Weighted-	Remaining	as of
		Average	Contractual	September 24,
	Shares	Exercise	Term	2006
Options	(in thousands)	Price	(years)	(in thousands)
Outstanding at June 25, 2006	5,528	$20.04	3.55
Granted	—	—
Exercised	(101)	18.55
Forfeited or expired	(20)	22.11

Outstanding at September 24, 2006	5,407	$20.07	3.31	$115,109

Exercisable at September 24, 2006	4,588	$20.19	3.04	$97,115

     The total intrinsic value of options exercised during the three months ended September 24, 2006 and September 25, 2005 was $2.7 million and $9.4 million, respectively. As of September 24, 2006, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.6 years. Cash received from stock option exercises was $1.7 million and $12.2 million during the three months ended September 24, 2006 and September 25, 2005, respectively.

     A summary of the status of the Company’s restricted stock units as of September 24, 2006, and changes during the three months then ended is presented below:

		Weighted-
		Average
		Grant-
	Shares	Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at June 25, 2006	1,046	$33.60
Granted	65	42.38
Vested	(104)	28.26
Forfeited	(8)	32.12

Nonvested at September 24, 2006	999	$34.66

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 24, 2006, there was $19.6 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 1.6 years.
ESPP
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of September 24, 2006, there were a total of 12,993,828 shares reserved for issuance and 3,087,100 shares were available for issuance under the 1999 ESPP Plan.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	Three Months Ended
	September 24,	September 25,
	2006	2005
Expected life (years)	0.69	0.68
Expected stock price volatility	44.5%	34.5%
Risk-free interest rate	5.0%	3.4%
     As of September 24, 2006, there was $6.1 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of eleven months.

NOTE 4 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	September 24,	June 25,
	2006	2006
	(in thousands)
Raw materials	$90,727	$78,038
Work-in-process	40,077	29,980
Finished goods	57,375	60,696

	$188,179	$168,714

NOTE 5 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	September 24,	June 25,
	2006	2006
	(in thousands)
Manufacturing, engineering and office equipment	$114,353	$106,172
Computer equipment and software	62,407	61,419
Leasehold improvements	38,739	38,950
Furniture and fixtures	6,711	6,599

	222,210	213,140
Less: accumulated depreciation and amortization	(165,424)	(163,247)

	$56,786	$49,893

NOTE 6 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	September 24,	June 25,
	2006	2006
	(in thousands)
Accrued compensation	$125,971	$116,455
Warranty reserves	41,643	34,701
Income and other taxes payable	75,206	83,955
Restructuring reserves	1,471	1,590
Other	61,280	80,936

	$305,571	$317,637

NOTE 7 — OTHER INCOME, NET
     The significant components of other income, net, are as follows:

	Three Months Ended
	September 24,	September 25,
	2006	2005
	(in thousands)
Interest income	$19,369	$6,714
Interest expense	(5,160)	(79)
Foreign exchange gains	331	2,027
Favorable legal judgment	15,834	—
Other, net	(26)	(174)

	$30,348	$8,488

     The legal judgment of $15.8 million during the quarter ended September 24, 2006 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam during the quarter ended September 24, 2006.
NOTE 8 — INCOME TAX EXPENSE
     The Company’s effective tax rate is based on its current profitability outlook and its expectations of earnings from operations in lower tax jurisdictions throughout the world. The Company has implemented strategies to, in the longer term, limit its tax liability on the sale of its products worldwide. These tax strategies are structured to align the asset ownership and functions of the Company’s various legal entities around the world, with its forecasts of the level, timing and sources of future revenues and profits.
     Income tax expense was $41.7 million for the quarter ended September 24, 2006 and included tax expense of $6.1 million related to the favorable legal judgment of $15.8 million reached during the quarter ended September 24, 2006. The Company also recorded a net tax benefit of $10.0 million during the quarter ended September 24, 2006 for the following discrete events: (1) The company finalized negotiations on certain transfer pricing items. As a result, the Company reversed its related tax reserve and increased its net operating loss carryforward balance, which resulted in a net tax benefit of $39.5 million, and (2) The Company recorded tax expense of $29.5 million related to the application of foreign tax rulings.

NOTE 9 — NET INCOME PER SHARE
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

	Three Months Ended
	September 24,	September 25,
	2006	2005
	(in thousands, except per share data)
Numerator:
Net income	$183,518	$49,491

Denominator:
Basic average shares outstanding	141,928	136,453
Effect of potential dilutive securities:
Employee stock plans	2,922	4,977

Diluted average shares outstanding	144,850	141,430

Net income per share — Basic	$1.29	$0.36

Net income per share — Diluted	$1.27	$0.35

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended
	September 24,	September 25,
	2006	2005
	(in thousands)
Number of potential dilutive securities excluded	343	1,229

NOTE 10 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended
	September 24,	September 25,
	2006	2005
	(in thousands)
Net income	$183,518	$49,491
Foreign currency translation adjustment	(135)	(1,794)
Unrealized gain on fair value of derivative financial instruments, net	2,618	2,414
Unrealized gain (loss) on financial instruments, net	2,194	(721)
Reclassification adjustment for loss (gain) included in earnings	45	(1,492)

Comprehensive income	$188,240	$47,898

The balance of accumulated other comprehensive loss is as follows:

	September 24,	June 25,
	2006	2006
	(in thousands)
Accumulated foreign currency translation adjustment	$(7,835)	$(7,700)
Accumulated unrealized gain (loss) on derivative financial instruments	960	(1,177)
Accumulated unrealized gain (loss) on financial instruments	392	(2,328)

Accumulated other comprehensive loss	$(6,483)	$(11,205)

NOTE 11 — GUARANTEES
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
     The Company leases several facilities at its headquarters location in Fremont, California. As part of certain of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of September 24, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in its Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of September 24, 2006, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement). In connection with the Credit Agreement entered into by LRI, the Company entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the Credit Agreement. The Company’s obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of its obligations under the Guarantee Agreement, representing $385.0 million at September 24, 2006. This collateral is reflected in the balance of restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet.
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
     Changes in the Company’s product warranty reserves were as follows:

(in thousands)
Balance at June 26, 2005	$35,802
Warranties issued during the period	6,562
Settlements made during the period	(5,454)
Expirations and change in liability for pre-existing warranties during the period	(7,152)

Balance at September 25, 2005	$29,758

(in thousands)
Balance at June 25, 2006	$34,701
Warranties issued during the period	16,504
Settlements made during the period	(6,272)
Expirations and change in liability for pre-existing warranties during the period	(3,290)

Balance at September 24, 2006	$41,643

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
     Each period, hedges are tested for effectiveness, using the dollar offset method, by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. There were no gains or losses during the three months ended

September 24, 2006 and September 25, 2005 associated with forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At September 24, 2006, the Company expects to reclassify the entire amount of $1.0 million of gains accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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
NOTE 13 — STOCK REPURCHASE PROGRAM
     In October, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares through September 30, 2007. In August, 2005, the Company announced that its Board of Directors had authorized the repurchase of an additional $500 million of the Company’s common stock from the public market or private purchase. The terms of the repurchase program permit the Company to repurchase shares through September 30, 2008. The Company did not repurchase shares during the quarter ended September 24, 2006. The Company does plan to continue to execute the authorized repurchases in future periods. Share repurchases under the authorizations were as follows:

				Amount Available
	Total Number		Average	Under the
	of Shares	Total Cost of	Price Paid	Repurchase
Period	Repurchased	Repurchase	Per Share	Programs
	(in thousands, except per share data)
As of June 25, 2006	12,833	$418,292	$32.59	$331,708
Quarter Ending September 24, 2006	—	—	—	$331,708

Total	12,833	$418,292	$32.59

NOTE 14 — SUBSEQUENT EVENT
     On October 5, 2006, the Company entered into an Asset Purchase Agreement to acquire the silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. Bullen Ultrasonics, based in Eaton, Ohio, is a privately-held supplier of precision machined components for semiconductor, aerospace, automotive and other applications. The Company is the largest customer of the Bullen Ultrasonics silicon business which will become a division of the Company. Bullen Ultrasonics retains assets unrelated to the silicon growing and silicon fabrication business and will continue to conduct such unrelated businesses as a separate, independently-held entity.

     The acquisition includes all assets related to Bullen Ultrasonics’ silicon growing and silicon fabrication business, including assets of Bullen Ultrasonics and Bullen Semiconductor (Suzhou) Co., Ltd., a wholly foreign-owned enterprise established in Suzhou, Jiangsu, PRC. The assets acquired consist of fixtures, intellectual property, equipment, inventory, material and supplies, contracts relating to the conduct of the business, certain licenses and permits issued by government authorities for use in connection with the operations of Eaton, Ohio and Suzhou manufacturing facilities, real property and leaseholds connected with such facilities, data and records related to the operation of the silicon growing and silicon fabrication business and certain proprietary rights.
     The Company agreed to acquire the assets from Bullen Ultrasonics for $175 million in cash, subject to adjustment for key employee retention, specific facilities construction costs, and the valuation of certain assets at closing. Closing of the sale of the U.S.-based assets will occur upon the satisfaction of customary closing conditions and covenants and is expected approximately 30 to 45 days after the date of the agreement. Pursuant to the First Amendment to the Asset Purchase Agreement dated October 5, 2006, the parties to the Asset Purchase Agreement agreed that the closing of the sale of the Suzhou assets would take place within 5 business days following receipt by the parties of all necessary approvals, consents and authorizations of governmental and provincial authorities in the PRC and satisfaction of other customary conditions and covenants. At the Suzhou closing, payment of $2.5 million of the purchase price will be made for the Suzhou assets.
     $17.5 million of the consideration will be placed in escrow for a period of 12 months following the closing date to secure indemnification obligations of Bullen Ultrasonics and its shareholders relating to the accuracy of representations and warranties and the satisfaction of covenants.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions, our ability to scale up our operations to meet increased customer demand and to efficiently integrate and manage our new silicon growing and fabrication assets following completion of its acquisition, and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 25, 2006, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three months ended September 24, 2006, this discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 25, 2006.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three months ended September 24, 2006 may not necessarily be indicative of future operating results.
     MD&A consists of the following sections:
     Executive Summary provides a summary of key highlights of our results of operations
     Results of Operations provides an analysis of operating results
     Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements
     Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position

Executive Summary
     Lam Research Corporation (Lam or the Company) is a major provider of wafer fabrication equipment and services to the world’s semiconductor industry. We actively market and sell product offerings that include single-wafer plasma etch systems with a wide range of applications, and an array of services designed to optimize the utilization of these systems by our customers.
     The following summarizes certain key quarterly financial information for the periods indicated below:

	Three Months Ended
	September 24,	June 25,	September 25,
	2006	2006	2005
	(in thousands, except per share data and percentages)
Revenue	$604,387	$525,596	$320,907
Gross margin	313,164	274,151	156,079
Gross margin as a percent of total revenue	51.8%	52.2%	48.6%
Net income	183,518	122,149	49,491
Diluted earnings per share	$1.27	$0.84	$0.35
     Customer demand continued to increase in the September 2006 quarter. September 2006 quarter new orders entered into backlog increased to $725 million, or 13% sequentially. In absolute dollars, North America, Korea, and Japan accounted for the sequential growth. We classify total systems new orders market segmentation for Memory at approximately 75%, of which 47% was attributable to dedicated NAND applications.
     September 2006 quarter revenues, impacted by our shipment levels and installation and acceptance timelines, increased 15% sequentially to $604.4 million.
     Gross margin as a percent of revenues remained greater than 51% for the second consecutive quarter and slightly exceeded our guidance.
     Total operating expenses increased 3% sequentially in the September 2006 quarter, due to increases in equity expense and incentive-based compensation triggered by higher profits, as well as discretionary investments targeting etch and new product growth opportunities. The year over year increase in operating expenses of $21.9 million, or 23%, is a function of our investment in growing the business to support our market share and product growth objectives, as well as increases in incentive-based compensation of approximately $11 million driven by higher profit levels.
     Equity-based compensation expense recognized during the September 2006 quarter in cost of goods sold and operating expenses was $1.1 million and $5.2 million, respectively.
     Operating income as a percent of revenues for the September 2006 quarter was 32.2%. Our performance during the current quarter resulted in sequential operating income growth of 22% on revenue growth of 15% and cash flows from operating activities of $216.6 million.
     Included in other income, net, during the quarter ended September 24, 2006, is a legal judgment of $15.8 million in our favor, which we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 25, 2006.
     Income tax expense was $41.7 million, or 18.5% of income before income taxes, for the quarter ended September 24, 2006 and included certain discrete events which generated a net tax benefit of $10.0 million, as well as tax expense of $6.1 million related to the favorable legal judgment discussed above.

RESULTS OF OPERATIONS
New Orders and Backlog
     New orders recorded into backlog are presented in the table below.
     Unshipped orders in backlog as of September 24, 2006 were approximately $593 million. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes. Please refer to “Backlog” in Part I Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for additional information on our backlog policy.

	Three Months Ended
	September 24,	June 25,	September 25,
	2006	2006	2005
New orders (in millions)	$725	$640	$326

North America	26%	12%	17%
Europe	5%	16%	15%
Asia Pacific	33%	44%	33%
Korea	19%	11%	13%
Japan	17%	17%	22%
     New orders recorded for the September 2006 quarter increased 13% sequentially. We believe the trend in orders is due to sequentially increasing demand driven by increased capital investments by our customers and our market share gains. During the September 2006 quarter, 300 millimeter applications represented approximately 89% of total systems new orders and 95% of total systems new orders were for applications at less than or equal to the 90 nanometer technology node. We classify total systems new orders market segmentation for the September quarter as Memory at approximately 75%, IDM Logic/Other at 9% and Foundry at 16%.
     We expect new orders for the quarter ending December 24, 2006 to be flat plus or minus 5% compared with the quarter ended September 24, 2006. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 16 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended
	September 24,	June 25,	September 25,
	2006	2006	2005
Revenue (in thousands)	$604,387	$525,596	$320,907

North America	15%	15%	16%
Europe	14%	13%	12%
Asia Pacific	38%	28%	29%
Korea	15%	22%	17%
Japan	18%	22%	26%
     Revenue for the September 2006 quarter slightly exceeded our expectations and increased 15% sequentially. The increase in revenues both sequentially and year over year is indicative of the momentum in new orders and shipment levels. Our revenues are also impacted by our acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $258.2 million as of September 24, 2006 compared to $229.7 million at June 25, 2006, consistent with overall business volumes. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue remained constant at approximately $74 million as of September 24, 2006: these shipments are classified as inventory at cost until title transfers.
     Our current estimate for revenues for the December 2006 quarter ranges from $605 million to $625 million. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 16 of this Quarterly Report on Form 10-Q.
Gross Margin

	Three Months Ended
	September 24,	June 25,	September 25,
	2006	2006	2005
	(in thousands, except percentages)
Gross Margin	$313,164	$274,151	$156,079
Percent of total revenue	51.8%	52.2%	48.6%
     Gross margin as a percent of revenue remained greater than 51% for the second consecutive quarter and slightly exceeded our guidance, a function of continued installation and warranty cost improvements and generally positive customer and product mix. Gross margin for the quarter ended September 24, 2006, as compared with the quarter ended June 25, 2006, reflects the acceleration, during the September quarter, of certain spare parts price reductions to support our customers’ business plans, partially offset by improved utilization of factory and field resources and installation and warranty performance. The increase in gross margin as a percent of revenue during the quarter ended September 24, 2006 as compared to the same period in the prior year was primarily driven by improved utilization of factory and field resources on higher business volumes.
     We expect gross margin as a percent of revenue will be approximately 51% in the December 2006 quarter. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 16 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended
	September 24,	June 25,	September 25,
	2006	2006	2005
	(in thousands, except percentages)
Research & Development (R&D)	$61,623	$60,824	$51,242
Percent of total revenue	10.2%	11.6%	16.0%
     We continue to invest significantly in research and development focused on leading-edge plasma etch and new products, including clean. The increase in R&D expenses during the September 2006 quarter compared to the June 2006 quarter includes additional incentive-based compensation of approximately $1 million triggered by higher profits. The growth in R&D expenses during the quarter ended September 24, 2006 compared with the same period in the prior year reflects our planned investment level and includes an increase of nearly $3 million in R&D supplies and outside services supporting our existing and new product growth objectives, approximately $4 million in increased salary and benefit costs for increases in headcount and employee base compensation, approximately $3 million in incentive-based compensation driven by higher profit levels, and $1 million increase in equity-based expense.

Selling, General and Administrative

	Three Months Ended
	September 24,	June 25,	September 25,
	2006	2006	2005
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$56,708	$53,921	$45,155
Percent of total revenue	9.4%	10.3%	14.1%
     The increase in SG&A expenses during the September 2006 quarter when compared to the June 2006 quarter included an increase of approximately $1 million in incentive-based compensation on higher profits as well as investments supporting our growth. The increase in SG&A expenses during the quarter ended September 24, 2006 compared to the same period in the prior year was driven by increases in salary and benefit costs of approximately $2 million for planned increases of headcount and employee base compensation as well as approximately $8 million in incentive-based compensation triggered by higher profits.
Other Income, net
     Other income, net consisted of the following:

	Three Months Ended
	September 24,	June 25,	September 25,
	2006	2006	2005
	(in thousands)
Interest income	$19,369	$12,377	$6,714
Interest expense	(5,160)	(398)	(79)
Foreign exchange gains (losses)	331	(3,062)	2,027
Debt issue cost amortization	—	(368)	—
Favorable legal judgment	15,834	—	—
Other, net	(26)	849	(174)

	$30,348	$9,398	$8,488

     The increase in interest income during the quarter ended September 24, 2006 as compared with the quarters ended June 25, 2006 and September 25, 2005 was due to increases in average cash and investment balances as well as increases in interest rate yields. The increase in interest expense was due to the $350 million of long-term debt entered into by our wholly-owned subsidiary on June 16, 2006. The foreign exchange loss during the June 2006 quarter and the foreign exchange gain during the September 2005 quarter were primarily due to our balances with non-U.S. dollar functional subsidiaries where the dollar weakened against certain currencies, primarily the Euro and Taiwan Dollar during the June 2006 quarter and the dollar strengthened against certain foreign currencies, primarily the Taiwan dollar during the September 2005 quarter. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our Future Success Depends on International Sales and the Management of Global Operations.” The legal judgment of $15.8 million during the quarter ended September 24, 2006 was obtained in a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam during the quarter ended September 24, 2006.
Income Tax Expense
     During the quarter ended September 24, 2006, our effective tax rate was 18.5% which included certain discrete events and tax expense related to the favorable legal judgment as discussed below. Our effective tax rate for the quarter ended September 25, 2005 was 27.4%. The decrease in the effective tax rate is due primarily to an increase in income in jurisdictions with a lower tax rate and the items noted above, partially offset by the expiration of the federal research tax credit which expired on December 31, 2005. Currently, Congress in discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.

     Our income tax expense was $41.7 million for the quarter ended September 24, 2006 and included tax expense of $6.1 million related to the favorable legal judgment of $15.8 million reached during the quarter ended September 24, 2006. We also recorded a net tax benefit of $10.0 million during the quarter ended September 24, 2006 for the following discrete events: (1) we finalized negotiations on certain transfer pricing items. As a result, we reversed our related tax reserve and increased our net operating loss carryforward balance, which resulted in a net tax benefit of $39.5 million, and (2) we recorded tax expense of $29.5 million related to the application of foreign tax rulings.
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
Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards of $112.8 million and $119.2 million as of September 24, 2006 and June 25, 2006, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $27.1 million, as of September 24, 2006 and June 25, 2006.
     Deferred tax assets decreased from June 25, 2006 to September 24, 2006 by $6.4 million primarily due to the utilization of net operating losses. Other items impacting the net deferred tax assets include the impact of certain elections related to foreign tax rulings and the conclusion of negotiations on certain transfer pricing items during the September 2006 quarter. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. We continue to evaluate the realizability of our deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.
Subsequent Event
     On October 5, 2006, we entered into an Asset Purchase Agreement to acquire the silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. Bullen Ultrasonics, based in Eaton, Ohio, is a privately-held supplier of precision machined components for semiconductor, aerospace, automotive and other applications. We are the largest customer of the Bullen Ultrasonics silicon business which will become a division of Lam. Bullen Ultrasonics retains assets unrelated to the silicon growing and silicon fabrication business and will continue to conduct such unrelated businesses as a separate, independently-held entity.
     The acquisition includes all assets related to Bullen Ultrasonics’ silicon growing and silicon fabrication business, including assets of Bullen Ultrasonics and Bullen Semiconductor (Suzhou) Co., Ltd., a wholly foreign-owned enterprise established in Suzhou, Jiangsu, PRC. The assets acquired consist of fixtures, intellectual property, equipment, inventory, material and supplies, contracts relating to the conduct of the business, certain licenses and permits issued by government authorities for use in connection with the operations of Eaton, Ohio and Suzhou manufacturing facilities, real property and leaseholds connected with such facilities, data and records related to the operation of the silicon growing and silicon fabrication business and certain proprietary rights.
     We agreed to acquire the assets from Bullen Ultrasonics for $175 million in cash, subject to adjustment for key employee retention, specific facilities construction costs, and the valuation of certain assets at closing. Closing of the sale of the U.S.-based assets will occur upon the satisfaction of customary closing conditions and covenants and is expected approximately 30 to 45 days after the date of the agreement. Pursuant to the First Amendment to the Asset Purchase Agreement dated October 5, 2006, the parties to the Asset Purchase Agreement agreed that the closing of the sale of the Suzhou assets would take place within 5 business days following receipt by the parties of all necessary approvals, consents and authorizations of governmental and provincial authorities in the PRC and satisfaction of other customary conditions and covenants. At the Suzhou closing, payment of $2.5 million of the purchase price will be made for the Suzhou assets.

     $17.5 million of the consideration will be placed in escrow for a period of 12 months following the closing date to secure indemnification obligations of Bullen Ultrasonics and its shareholders relating to the accuracy of representations and warranties and the satisfaction of covenants.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact, if any, of the adopting the provisions of SFAS No. 157 on our financial position, results of operations or liquidity.
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
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
LIQUIDITY AND CAPITAL RESOURCES
     As of September 24, 2006, we had $1.7 billion in cash and cash equivalents, short-term investments, and restricted cash and investments compared with $1.5 billion at June 25, 2006. This increase of $214.3 million was primarily due to $216.6 million of cash flows from operating activities during the three months ended September 24, 2006. Capital expenditures of $12.9 million were partially offset by $7.7 million of net proceeds from issuance of common stock related to employee equity-based plans.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $216.6 million during the three months ended September 24, 2006, consisted of (in millions):

Net income	$183.5
Non-cash charges:
Depreciation and amortization	6.5
Equity-based compensation	6.3
Other, net	0.4
Income tax benefit on equity-based compensation plans	1.9
Excess tax benefit on equity-based compensation plans	(1.3)
Decrease in deferred tax assets	6.4
Change in other working capital accounts	12.9

$216.6

     Significant changes in working capital accounts during the three months ended September 24, 2006 included a decrease in accounts receivable of $27.5 million as a result of strong collection efforts, and an increase in accounts payable and deferred profit of $17.0 million and $13.0 million, respectively, consistent with increased business volumes. These changes were partially offset by an increase in inventory of $19.5 million, an increase in other current assets of $14.4 million which was primarily due to increases in cash flow hedge balances and VAT taxes receivable on increased business volumes, and a decrease in accrued expenses and other current liabilities of $12.1 million.

Cash Flows from Investing Activities
     Net cash used for investing activities during the three months ended September 24, 2006 was $103.8 million and consisted of net purchases of $90.9 million of short-term investments and capital expenditures of $12.9 million which consisted primarily of investments in engineering equipment supporting our product development objectives.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the three months ended September 24, 2006 was $7.9 million, driven by net proceeds of $7.7 million from the issuance of our common stock related to employee equity-based plans.
     During the quarter ended September 24, 2006, we did not repurchase shares of common stock under the Board authorized repurchase program which runs through September 30, 2008. As of September 24, 2006 the total amount remaining available for repurchase under Board authorization was $331.7 million. We expect to continue to repurchase shares consistent with the Board authorization, the level of which will be determined by factors, including but not limited to, the needs of the business and the stock price and daily trading volumes of our stock.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 24, 2006 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.
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
Commitments
     We have certain obligations, some of which are recorded on our balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on our condensed consolidated balance sheet include restructuring liabilities and long-term debt which are outlined in the following table and are discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table:

				Long-term
	Operating	Purchase	Restructuring	Debt and
	Leases	Obligations	Liabilities	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$13,555	$159,267	$1,471	$20,050	$194,343
1-3 years	84,839	54,701	—	40,182	179,722
4-5 years	1,959	8,153	—	385,046	395,158
Over 5 years	2,062	—	—	—	2,062

Total	$102,415	$222,121	$1,471	$445,278	$771,285

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
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of September 24, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in our Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at September 24, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At September 24, 2006, vendor-owned inventories held at our locations and not reported as our inventory increased to $33.3 million compared to $31.1 million at June 25, 2006, due to the increased volume of our business.
Restructuring Liabilities
     Our total restructuring reserves as of September 24, 2006 were $1.5 million, which consists primarily of lease payments on vacated buildings. Through cash generated from operations, we expect the remaining balance to be paid over the next twelve months.

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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 25, 2006.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of September 24, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	export restrictions or other regulatory or legislative actions which limit our ability to sell those products to key customer or market segments;

•	an improved version of products being offered by a competitor in the market we participate in;

•	increased pressure from competitors that offer broader product lines;

•	technological change that we are unable to address with our products; or

•	a failure to release new or enhanced versions of our products on a timely basis.
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

Our Financial Results May Be Adversely Impacted By Higher Than Expected Tax Rates Or Exposure To Additional Income Tax Liabilities
     As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, or in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permitted us to repurchase shares through September 30, 2007. In August, 2005, we announced that our Board of Directors had authorized the repurchase of an additional $500 million of our common stock from the public market or private purchase. The terms of the repurchase program permit us to repurchase shares through September 30, 2008. We did not repurchase any shares under the Board authorized program during the quarter ended September 24, 2006. However, we plan to continue to execute the authorized repurchases going forward. Share repurchases under the authorizations were as follows:

			Total Number of Shares	Amount Available
	Total Number	Average	Purchased as Part of	Under the
	of Shares	Price Paid	Publicly Announced	Repurchase
Period	Repurchased	per Share	Plans or Programs	Programs
	(in thousands, except per share data)
As of June 25, 2006	12,833	$32.59	12,833	$331,708
June 26, 2006 - July 23, 2006	—	—	—	$331,708
July 24, 2006 - August 20, 2006	—	—	—	$331,708
August 21, 2006 - September 24, 2006	—	—	—	$331,708

Total	12,833	$32.59	12,833

ITEM 3. Defaults Upon Senior Securities
None.
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
Date: October 27, 2006

LAM RESEARCH CORPORATION

(Registrant)

/s/ Martin B. Anstice
Martin B. Anstice Group Vice President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)