Form 10-Q
period 2006-12-24
LAM RESEARCH CORP
filed 2007-01-30
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2006 or

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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 23, 2007, there were 141,772,632 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 24,	June 25,
	2006	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$629,117	$910,815
Short-term investments	574,845	139,524
Accounts receivable, less allowance for doubtful accounts of $3,839 as of December 24, 2006 and $3,822 as of June 25, 2006	456,427	407,347
Inventories	212,299	168,714
Deferred income taxes	40,799	53,625
Prepaid expenses and other current assets	43,169	26,344

Total current assets	1,956,656	1,706,369
Property and equipment, net	97,034	49,893
Restricted cash and investments	415,038	470,038
Deferred income taxes	37,516	38,533
Goodwill	55,892	—
Intangible assets, net	64,641	—
Other assets	52,929	48,511

Total assets	$2,679,706	$2,313,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$111,429	$108,504
Accrued expenses and other current liabilities	350,140	317,637
Deferred profit	176,794	140,085

Total current liabilities	638,363	566,226
Long-term debt	300,000	350,000
Other long-term liabilities	833	969

Total liabilities	939,196	917,195
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized – 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized – 400,000 shares; issued and outstanding – 141,899 shares at December 24, 2006 and 141,785 shares at June 25, 2006	142	142
Additional paid-in capital	1,032,946	973,391
Treasury stock, at cost, 14,784 shares at December 24, 2006 and 13,532 shares at June 25, 2006	(486,003)	(416,447)
Accumulated other comprehensive loss	(6,900)	(11,205)
Retained earnings	1,200,325	850,268

Total stockholders’ equity	1,740,510	1,396,149

Total liabilities and stockholders’ equity	$2,679,706	$2,313,344

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
Total revenue	$633,400	$358,245	$1,237,787	$679,152
Cost of goods sold	310,484	180,735	601,707	345,563

Gross margin	322,916	177,510	636,080	333,589

Research and development	69,060	55,742	130,683	106,984
Selling, general and administrative	59,351	44,859	116,059	90,014

Total operating expenses	128,411	100,601	246,742	196,998

Operating income	194,505	76,909	389,338	136,591
Other income, net	13,092	9,308	43,440	17,796

Income before income taxes	207,597	86,217	432,778	154,387
Income tax expense	40,271	8,439	81,934	27,118

Net income	$167,326	$77,778	$350,844	$127,269

Net income per share:
Basic net income per share	$1.18	$0.57	$2.47	$0.93

Diluted net income per share	$1.15	$0.55	$2.42	$0.89

Number of shares used in per share calculations:
Basic	142,306	136,572	142,120	136,499

Diluted	145,346	142,525	145,102	142,209

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 24,	December 25,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$350,844	$127,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,287	11,027
Deferred income taxes	13,843	14,727
Amortization of premiums/discounts on securities	(1,054)	1,599
Equity-based compensation expense	12,915	11,290
Income tax benefit on equity-based compensation plans	22,239	—
Excess tax benefit on equity-based compensation plans	(15,350)	—
Other, net	(77)	352
Changes in working capital accounts	(19,982)	(7,478)

Net cash provided by operating activities	378,665	158,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(26,886)	(9,694)
Payments made for the acquisition of Bullen Ultrasonics, Inc. assets	(177,108)	—
Transfer of restricted cash and investments	55,000	—
Purchases of available-for-sale securities	(638,817)	(28,715)
Sales and maturities of available-for-sale securities	207,120	94,504

Net cash provided by / (used for) investing activities	(580,691)	56,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(50,072)	—
Excess tax benefit on equity-based compensation plans	15,350	—
Treasury stock purchases	(76,333)	(140,607)
Reissuances of treasury stock	5,990	5,137
Proceeds from issuance of common stock	24,401	74,100

Net cash used for financing activities	(80,664)	(61,370)

Effect of exchange rate changes on cash	992	(1,979)
Net increase (decrease) in cash and cash equivalents	(281,698)	151,532
Cash and cash equivalents at beginning of year	910,815	482,250

Cash and cash equivalents at end of period	$629,117	$633,782

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 24, 2006
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
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2007 and includes 52 weeks. The quarter ended December 24, 2006 and the quarter ended December 25, 2005 both included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,”(SFAS No. 157) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is currently evaluating the impact, if any, of adopting the provisions of SFAS No. 157 on its financial position, results of operations and liquidity.
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
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which the Company adopted as of June 27, 2005 using the modified prospective method. The Company recognized equity-based compensation expense of $6.6 million and $12.9 million during the three and six months ended December 24, 2006 and $6.0 million and $11.3 million during the three and six months ended December 25, 2005, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $1.0 million and $2.1 million during the three and six months ended December 24, 2006 and $1.0 million and $1.9 million during the three and six months ended December 25, 2005, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.

Stock Options and Restricted Stock Units
     The 2007 Stock Incentive Plan, 1997 Stock Incentive Plan and the 1999 Stock Option Plan (Plans) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of December 24, 2006, there were a total of 30,154,353 shares reserved for future issuance under these Plans.
     The Company did not grant any stock options during the six months ended December 24, 2006 and December 25, 2005. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.
     A summary of stock option activity under the Plans as of December 24, 2006 and changes during the six months then ended is presented below:

			Weighted-
			Average	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	as of December
	Shares	Exercise	Term	24, 2006
Options	(in thousands)	Price	(years)	(in thousands)
Outstanding at June 25, 2006	5,528	$20.04	3.55
Granted	—	—
Exercised	(1,243)	19.80
Forfeited or expired	(26)	22.92

Outstanding at December 24, 2006	4,259	$20.10	3.08	$126,515

Exercisable at December 24, 2006	3,919	$20.02	2.96	$116,682

     The total intrinsic value of options exercised during the three and six months ended December 24, 2006 was $36.4 million and $39.1 million, respectively. The total intrinsic value of options exercised during the three and six months ended December 25, 2005 was $64.8 million and $74.2 million, respectively. As of December 24, 2006, there was $0.8 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.4 years. Cash received from stock option exercises was $22.7 million and $24.4 million during the three and six months ended December 24, 2006.

A summary of the status of the Company’s restricted stock units as of December 24, 2006, and changes during the six months then ended is presented below:

		Weighted
		Average
		Grant-
	Shares	Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at June 25, 2006	1,046	$33.60
Granted	160	46.66
Vested	(124)	29.08
Forfeited	(28)	36.95

Nonvested at December 24, 2006	1,054	$36.09

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 24, 2006, there was $20.5 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 1.5 years.
ESPP
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP Plan) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of December 24, 2006, there were a total of 12,993,828 shares reserved for issuance and 3,087,100 shares were available for issuance under the 1999 ESPP Plan.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	Six Months Ended
	December 24,	December 25,
	2006	2005
Expected life (years)	0.69	0.68
Expected stock price volatility	44.5%	34.5%
Risk-free interest rate	5.0%	3.4%
     As of December 24, 2006, there was $4.4 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of 0.7 years.

NOTE 4 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	December 24,	June 25,
	2006	2006
	(in thousands)
Raw materials	$111,388	$78,038
Work-in-process	34,470	29,980
Finished goods	66,441	60,696

	$212,299	$168,714

     Included in the table above is inventory of $12.7 million acquired from Bullen Ultrasonics, Inc. during the quarter ended December 24, 2006.
NOTE 5 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	December 24,	June 25,
	2006	2006
	(in thousands)
Manufacturing, engineering and office equipment	$145,094	$106,172
Computer equipment and software	65,713	61,419
Land	1,290	—
Buildings	8,653	—
Leasehold improvements	39,216	38,950
Furniture and fixtures	8,103	6,599

	268,069	213,140
Less: accumulated depreciation and amortization	(171,035)	(163,247)

	$97,034	$49,893

     Included in the table above is $33.1 million of property and equipment acquired from Bullen Ultrasonics during the quarter ended December 24, 2006.
NOTE 6 — ACQUISITION
     During the quarter ended December 24, 2006, the Company acquired the U.S. silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. The Company was the largest customer of the Bullen Ultrasonics silicon business. The silicon business has become a division of the Company post-acquisition while Bullen Ultrasonics retains assets unrelated to the silicon growing and silicon fabrication business which the Company believes Bullen Ultrasonics will continue to conduct such unrelated businesses as a separate, independently-held entity.
     The acquisition includes assets related to Bullen Ultrasonics’ silicon growing and silicon fabrication business, including assets of Bullen Ultrasonics and Bullen Semiconductor (Suzhou) Co., Ltd., a wholly foreign-owned enterprise established in Suzhou, Jiangsu, People’s Republic of China (PRC). The closing of the U.S. assets occurred on November 13, 2006. The acquisition of the Suzhou assets has not yet occurred as of the date of this filing. The assets acquired consist of fixtures, intellectual property, equipment, inventory, material and supplies, contracts relating to the conduct of the business, certain licenses and permits issued by government authorities for use in connection with the operations of Eaton, Ohio and Suzhou manufacturing facilities, real property and leaseholds connected with such facilities, data and records related to the operation of the silicon growing and silicon fabrication business and certain proprietary rights.

     Pursuant to the First Amendment to the Asset Purchase Agreement dated October 5, 2006, the parties to the Asset Purchase Agreement agreed that the closing of the sale of the Suzhou assets would take place within 5 business days following receipt by the parties of all necessary approvals, consents and authorizations of governmental and provincial authorities in the PRC and satisfaction of other customary conditions and covenants. The Company will pay the $2.5 million purchase price for the Suzhou assets upon the receipt of the approvals and satisfaction of conditions noted above.
     $17.5 million of the consideration has been placed in escrow for a period of 12 months following the U.S. closing date to secure indemnification obligations of Bullen Ultrasonics and its shareholders relating to the accuracy of representations and warranties and the satisfaction of covenants.
     The acquisition supports the competitive position and capability primarily of the Company’s dielectric Etch products by providing access to and control of critical intellectual property and manufacturing technology related to the production of silicon parts in the Company’s processing chambers. The Company funded the purchase price of the acquisition with existing cash resources.
     The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards Number 141, “Business Combinations” and all amounts were recorded at their estimated fair value. The Condensed Consolidated Financial Statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s results.
     The purchase price was preliminarily allocated to the fair value of assets acquired as follows, in thousands:

Cash consideration	$173,893
Estimated transaction costs	3,215

$177,108

Inventories	$12,656
Property and equipment, net	33,060
Prepaid expenses and other current assets	4,392
Other assets	5,731
Accrued expenses and other current liabilities	(42)
Customer relationships	35,226
Other intangible assets	30,193
Goodwill	55,892

$177,108

     The amounts above are preliminary and may be subject to change as a result of finalization of asset values.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
     Total goodwill recorded as a result of the Bullen acquisition was $55.9 million.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization related to the Bullen acquisition (in thousands) as of December 24, 2006:

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(663)	$34,563	6.9
Other intangible assets	30,193	(115)	30,078	4.6

	$65,419	$(778)	$64,641	5.9

     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews goodwill for impairment at least annually. In addition, the Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
     The estimated future amortization expense of purchased intangible assets as of December 24, 2006 is as follows (in thousands):

Fiscal Year	Amount
2007 (remaining six months)	$6,054
2008	12,108
2009	11,938
2010	11,837
2011	8,856
Thereafter	13,848

$64,641

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	December 24,	June 25,
	2006	2006
	(in thousands)
Accrued compensation	$150,439	$116,455
Warranty reserves	46,054	34,701
Income and other taxes payable	81,875	83,955
Other	71,772	82,526

	$350,140	$317,637

NOTE 9 — OTHER INCOME, NET
     The significant components of other income, net, are as follows:

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
	(in thousands)
Interest income	$20,440	$8,383	$39,809	$15,097
Interest expense	(5,000)	(88)	(10,160)	(167)
Foreign exchange gains (losses)	(2,437)	1,125	(2,106)	3,152
Favorable legal judgment	—	—	15,834	—
Other, net	89	(112)	63	(286)

	$13,092	$9,308	$43,440	$17,796

     The legal judgment of $15.8 million during the six months ended December 24, 2006 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam during the quarter ended September 24, 2006.
NOTE 10 — INCOME TAX EXPENSE
     The Company’s effective tax rate is based on its current profitability outlook and its expectations of earnings from operations in various tax jurisdictions throughout the world. The Company has implemented strategies to, in the longer term, limit its tax liability on the sale of its products worldwide. These tax strategies are structured to align the asset ownership and functions of the Company’s various legal entities around the world, with its forecasts of the level, timing and sources of future revenues and profits.
     Income tax expense was $40.3 million and $81.9 million for the three and six months ended December 24, 2006. Included in the tax expense for the quarter ended December 24, 2006 was a discrete event of a net tax benefit of $4.8 million related to the extension of the federal research tax credit as it pertains to the Company’s fiscal year 2006. Tax expense for the six months ended December 24, 2006 includes the item noted above and tax expense of $6.1 million related to the favorable legal judgment of $15.8 million reached during the quarter ended September 24, 2006. The Company also recorded a net tax benefit of $10.0 million during the six months ended December 24, 2006 for the following discrete events: (1) the Company finalized negotiations on certain transfer pricing items; as a result, the Company reversed its related tax reserve and increased its net operating loss carryforward balance, which resulted in a net tax benefit of $39.5 million, and (2) the Company recorded tax expense of $29.5 million related to the application of foreign tax rulings.

NOTE 11 — NET INCOME PER SHARE
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

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
	(in thousands, except per share data)
Numerator:
Net income	$167,326	$77,778	$350,844	$127,269

Denominator:
Basic average shares outstanding	142,306	136,572	142,120	136,499
Effect of potential dilutive securities:
Employee stock plans	3,040	5,953	2,982	5,710

Diluted average shares outstanding	145,346	142,525	145,102	142,209

Net income per share — Basic	$1.18	$0.57	$2.47	$0.93

Net income per share — Diluted	$1.15	$0.55	$2.42	$0.89

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
	(in thousands)

Number of potential dilutive securities excluded	39	315	153	874

NOTE 12 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
	(in thousands)
Net income	$167,326	$77,778	$350,844	$127,269
Foreign currency translation adjustment	2,144	(584)	2,009	(2,378)
Unrealized gain (loss) on fair value of derivative financial instruments, net	(906)	2,323	1,712	4,737
Unrealized gain (loss) on financial instruments, net	(1,104)	(610)	1,090	(1,331)
Reclassification adjustment for gain included in earnings	(551)	(2,814)	(506)	(4,306)

Comprehensive income	$166,909	$76,093	$355,149	$123,991

The balance of accumulated other comprehensive loss is as follows:

	December 24,	June 25,
	2006	2006
	(in thousands)
Accumulated foreign currency translation adjustment	$(5,691)	$(7,700)
Accumulated unrealized loss on derivative financial instruments	(434)	(1,177)
Accumulated unrealized loss on financial instruments	(775)	(2,328)

Accumulated other comprehensive loss	$(6,900)	$(11,205)

NOTE 13 — GUARANTEES
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
     The Company leases several facilities at its headquarters location in Fremont, California. As part of certain of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of December 24, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in its Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of December 24, 2006, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement). In connection with the Credit Agreement, the Company entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the Credit Agreement. The Company’s obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of its obligations under the Guarantee Agreement, representing $330.0 million at December 24, 2006 as the Company had paid down $50.0 million of the existing debt during the quarter ended December 24, 2006. This collateral is reflected in the balance of restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet.
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

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
	(in thousands)
Balance at beginning of period	$41,643	$29,758	$34,701	$35,802
Warranties issued during the period	14,245	9,793	30,339	16,355
Settlements made during the period	(8,027)	(5,278)	(14,299)	(10,732)
Expirations and change in liability for pre-existing warranties during the period	(1,807)	(4,042)	(4,687)	(11,194)

Balance at end of period	$46,054	$30,231	$46,054	$30,231

NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING
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
     Each period, hedges are tested for effectiveness, using the dollar offset method, by comparing the change in value of the derivative with the change in the value of the anticipated sales transactions. There were no gains or losses during the three and six months ended December 24, 2006 and December 25, 2005 associated with forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur in a future period, changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At December 24, 2006, the Company expects to reclassify the entire amount of $0.4 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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

NOTE 15 — STOCK REPURCHASE PROGRAM
     In October 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares through September 30, 2007. In August 2005, the Company announced that its Board of Directors had authorized the repurchase of an additional $500 million of the Company’s common stock from the public market or private purchase. The terms of the repurchase program permit the Company to repurchase shares through September 30, 2008. The Company does plan to continue to execute the authorized repurchases in future periods. Share repurchases under the authorizations were as follows:

				Remaining Amount
	Total Number of	Total Cost of	Average Price Paid	Available Under the
Period	Shares Repurchased	Repurchase	Per Share	Repurchase Programs
	(in thousands, except per share data)
As of June 25, 2006	12,833	$418,292	$32.59	$331,708
Quarter Ending September 24, 2006	—	—
Quarter Ending December 24, 2006	1,447	75,012	51.83	$256,696

Total	14,280	$493,304	$34.55

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions, our ability to scale up our operations to meet increased customer demand and to efficiently integrate and manage our new silicon growing and fabrication assets following completion of its acquisition, and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 25, 2006, our quarterly reports on Form 10-Q , and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three and six months ended December 24, 2006, this discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 25, 2006 and Form 10-Q for the three months ended September 24, 2006.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and six months ended December 24, 2006 may not necessarily be indicative of future operating results.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the following sections:
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
     The following summarizes certain key quarterly financial information for the periods indicated below:

	Three Months Ended
	December 24,	September 24,	December 25,
	2006	2006	2005
	(in thousands, except per share data and percentages)

Revenue	$633,400	$604,387	$358,245
Gross margin	322,916	313,164	177,510
Gross margin as a percent of total revenue	51.0%	51.8%	49.5%
Net income	167,326	183,518	77,778
Diluted earnings per share	$1.15	$1.27	$0.55
     December 2006 quarter new orders entered into backlog increased to $779 million, or 7% sequentially. In absolute dollars, regions accounting for the sequential growth included Taiwan, Europe, Korea, and China. We classify total systems new orders market segmentation for Memory at approximately 74%, of which approximately 29% was attributable to NAND applications.
     December 2006 quarter revenues, impacted by our shipment levels and installation and acceptance timelines, increased 5% sequentially to $633.4 million and 77% year over year.
     Gross margin as a percent of revenues of 51% met our guidance.
     Operating margins exceeded 30 percent for the third consecutive quarter. Total operating expenses increased as planned by approximately $10 million sequentially. Approximately 74% of this increase was in research and development, due to increases in discretionary investments targeting new and etch adjacent product growth opportunities. The year over year increase in operating expenses of $27.8 million, or 28%, was a function of our r & d investment and the infrastructure necessary to support our market share and product growth objectives, as well as increases in incentive-based compensation of approximately $7 million driven by higher profit levels.
     Equity-based compensation expense recognized during the December 2006 quarter in cost of goods sold and operating expenses was $1.1 million and $5.5 million, respectively.
     Operating income as a percent of revenues for the December 2006 quarter was 30.7% with cash flows from operating activities during the six months ended December 24, 2006 of $378.7 million, or approximately 31% of revenues.

RESULTS OF OPERATIONS
New Orders and Backlog
     New orders recorded into backlog are presented in the table below.
     Unshipped orders in backlog as of December 24, 2006 were approximately $719 million. More than 90% of the systems backlog balance at December 24, 2006 is scheduled for delivery through June of 2007. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes. Please refer to “Backlog” in Part I Item 1, “Business” of our Annual Report on Form 10-K for the fiscal year ended June 25, 2006 for additional information on our backlog policy.

	Three Months Ended
	December 24,	September 24,	December 25,
	2006	2006	2005

New orders (in millions)	$779	$725	$403

North America	16%	26%	13%
Europe	10%	5%	12%
Asia Pacific	42%	33%	29%
Korea	21%	19%	23%
Japan	11%	17%	23%
     New orders recorded for the December 2006 quarter increased 7% sequentially. We believe the trend in orders is due to increased capital investments by our customers and our market share gains. During the December 2006 quarter, 300 millimeter applications represented approximately 90% of total systems new orders and 93% of total systems new orders were for applications at less than or equal to the 90 nanometer technology node. We classify total systems new orders market segmentation for the December quarter as Memory at approximately 74%, IDM Logic/Other at 14% and Foundry at 12%.
Revenue

	Three Months Ended			Six Months Ended
	December 24,	September 24,	December 25,	December 24,	December 25,
	2006	2006	2005	2006	2005
	(in thousands)			(in thousands)
Revenue	$633,400	$604,387	$358,245	$1,237,787	$679,152

North America	17%	15%	13%	16%	14%
Europe	10%	14%	13%	11%	12%
Asia Pacific	37%	38%	29%	38%	29%
Korea	20%	15%	20%	18%	19%
Japan	16%	18%	25%	17%	26%
     Revenue for the December 2006 quarter slightly exceeded our expectations and increased 5% sequentially. The increase in revenues both sequentially and year over year is impacted by the amounts of previously reported new orders, shipment levels, and our acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $284.4 million as of December 24, 2006 compared to $258.2 million at September 24, 2006. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $64 million as of December 24, 2006; these shipments are classified as inventory at cost until title transfers.

     Our current estimate for revenues for the March 2007 quarter ranges from $635 million to $650 million. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 17 of this Quarterly Report on Form 10-Q.
Gross Margin

	Three Months Ended			Six Months Ended
	December 24,	September 24,	December 25,	December 24,	December 25,
	2006	2006	2005	2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Gross Margin	$322,916	$313,164	$177,510	$636,080	$333,589
Percent of total revenue	51.0%	51.8%	49.5%	51.4%	49.1%
     Gross margin as a percent of revenue was 51% and met our guidance. The sequential reduction in gross margin of 80 basis points reflects the later stages of our consumable spare parts price reduction activity and certain costs associated with installed base upgrades to support our customers, which we believe will position us for continued market share expansion. The increase in gross margin as a percent of revenue for the three and six months ended December 24, 2006 as compared to the same periods in the prior year was primarily driven by improved utilization of factory and field resources on higher business volumes.
     We expect gross margin as a percent of revenue will be approximately 50% in the March 2007 quarter. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 17 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended			Six Months Ended
	December 24,	September 24,	December 25,	December 24,	December 25,
	2006	2006	2005	2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Research & Development (R&D)	$69,060	$61,623	$55,742	$130,683	$106,984
Percent of total revenue	10.9%	10.2%	15.6%	10.6%	15.8%
     We continue to invest significantly in research and development focused on leading-edge plasma etch and new products, including clean. The growth in R&D expenses during the December 2006 quarter compared to the September 2006 quarter includes an increase of $4 million in engineering material supplies which reflects the expensing of the majority of materials associated with evaluation units for our customers, and $1 million in increased salary and benefits primarily due to planned increases in headcount. The growth in R&D expenses during the three months ended December 24, 2006 compared with the same period in the prior year reflects our planned investment level and includes an increase of approximately $4 million in engineering material supplies and outside services targeting new and etch adjacent product growth opportunities, approximately $5 million in increased salary and benefit costs for planned increases in headcount and employee base compensation, and approximately $1 million in incentive-based compensation driven by higher profit levels. The increase in R&D expenses during the six months ended December 24, 2006 compared with the same period in the prior year reflects our planned investment level and includes an increase of approximately $7 million in engineering material supplies and outside services which are targeted at our continuing support of our existing and new product growth objectives, approximately $9 million in increased salary and benefit costs for planned increases in headcount and employee base compensation, and approximately $4 million in incentive-based compensation driven by higher profit levels.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 24,	September 24,	December 25,	December 24,	December 25,
	2006	2006	2005	2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$59,351	$56,708	$44,859	$116,059	$90,014
Percent of total revenue	9.4%	9.4%	12.5%	9.4%	13.3%
     The sequential growth in SG&A expenses during the December 2006 quarter included an increase of approximately $2 million in salary and benefit cost for planned increases in headcount targeted at providing the necessary infrastructure and bandwidth to support our growth. The increase in SG&A expenses during the three months ended December 24, 2006 compared to the same period in the prior year was driven by growth in salary and benefit costs of approximately $6 million for planned increases of headcount and employee base compensation as well as approximately $6 million in incentive-based compensation triggered by higher profits. The increase in SG&A expenses during the six months ended December 24, 2006 compared to the same period in the prior year was driven by increases in salary and benefit costs of approximately $7 million for planned increases of headcount and employee base compensation, and approximately $14 million in incentive-based compensation triggered by higher profits.
Other Income, net
     Other income, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 24,	September 24,	December 25,	December 24,	December 25,
	2006	2006	2005	2006	2005
	(in thousands)			(in thousands)
Interest income	$20,440	$19,369	$8,383	$39,809	$15,097
Interest expense	(5,000)	(5,160)	(88)	(10,160)	(167)
Foreign exchange gains (losses)	(2,437)	331	1,125	(2,106)	3,152
Favorable legal judgment	—	15,834	—	15,834	—
Other, net	89	(26)	(112)	63	(286)

	$13,092	$30,348	$9,308	$43,440	$17,796

     The increase in interest income during the quarter ended December 24, 2006 as compared with the quarters ended September 24, 2006 and December 25, 2005 was due to increases in average cash and investment balances. The increase in interest expense from the quarter ended December 25, 2005 to the quarter ended September 24, 2006 was due to the $350 million of long-term debt entered into by our wholly-owned subsidiary on June 16, 2006 to facilitate the repatriation of foreign earnings under the American Jobs Creation Act. The foreign exchange loss during the December 2006 quarter and the foreign exchange gain during the December 2005 quarter were primarily due to our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Euro, Taiwan dollar and Singapore Dollar during the December 2006 quarter and the U.S. dollar strengthened against certain foreign currencies, primarily the Euro and Taiwan dollar during the December 2005 quarter. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our future Success Depends on International Sales and Management of Global Operations.” The legal judgment of $15.8 million during the quarter ended September 24, 2006 was obtained in a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam during the quarter ended September 24, 2006.
Income Tax Expense
     Our effective tax rate for the three and six months ended December 24, 2006 was 19.4% and 18.9%, respectively. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was signed into law, extending the research credit for eligible amounts paid or incurred in 2006 and 2007. As a result, during the quarter ended December 24, 2006, we recorded a $4.8 million tax benefit related to the extension of the federal research credit as it pertains to the Company’s fiscal year 2006. We also recorded the following discrete events during the September 2006 quarter: (1) we recognized a tax benefit of $39.5 million from the reversal of tax reserves and an increase in net operating loss carryforward upon finalized negotiations on certain transfer pricing items, and (2) we recorded tax expense of $29.5 million related to the application of foreign tax rulings. Our effective tax rates for the three and six months ended December 25, 2005 were 9.8% and 17.6%, respectively. During the quarter ended December 25, 2005, we recognized a one time tax benefit of $6.1 million related to foreign tax rulings on prior year tax returns. The overall change in the effective tax rate in all periods is impacted by the jurisdictional mix of income.
     Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in various tax jurisdictions throughout the world. We have implemented strategies to, in the longer term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world, with our forecasts of the level, timing and sources of future revenues and profits.
Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards of $105.4 million and $119.2 million as of December 24, 2006 and June 25, 2006, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $27.1 million, as of December 24, 2006 and June 25, 2006.
     Deferred tax assets decreased from June 25, 2006 to December 24, 2006 by $13.8 million primarily due to the utilization of net operating losses and tax credits. Other items impacting the net deferred tax assets included the impact of certain elections related to foreign tax rulings, the conclusion of negotiations on certain transfer pricing items during the September 2006 quarter, and the incremental tax benefit related to stock-based compensation deductions. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. We continue to evaluate the realizability of our deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.
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
     Warranty : Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We offer standard warranties for our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans : We account for our employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R. We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our consolidated statements of operations. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS123(R).

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
     Goodwill and Intangible Assets: We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We review goodwill for impairment at least annually. In addition, we review goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. We are currently evaluating the impact, if any, of the adopting the provisions of SFAS No. 157 on our financial position, results of operations and liquidity.
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

LIQUIDITY AND CAPITAL RESOURCES
     As of December 24, 2006, we had $1.6 billion in cash and cash equivalents, short-term investments, and restricted cash and investments which represents an increase of $98.6 million compared to balances as of June 25, 2006. Cash provided by operating activities during the six months ended December 24, 2006 was $378.7 million, representing 31% of revenues and proceeds from the issuance of common stock were $30.4 million. Uses of cash include approximately $177 million to fund the acquisition of the silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. (Bullen). We also repaid $50 million of our long-term debt during the quarter ended December 24, 2006. Share repurchases totaled $76.3 million, and capital expenditures were $26.9 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $378.7 million during the six months ended December 24, 2006, consisted of (in millions):

Net income	$350.8
Non-cash charges:
Depreciation and amortization	15.3
Equity-based compensation	12.9
Other, net	(1.0)
Net tax benefit on equity-based compensation plans	6.9
Decrease in deferred tax assets	13.8
Change in other working capital accounts	(20.0)

$378.7

     Significant changes in working capital accounts during the six months ended December 24, 2006 included an increase in accounts receivable of $49.1 million reflecting the growth of our business. Inventories, excluding $12.7 million acquired from Bullen, grew $30.9 million on increased business volume, and other current assets increased $12.4 million, excluding $4.4 million of assets acquired from Bullen. These changes were partially offset by an increase in deferred profit of $36.7 million and accrued liabilities growth of $32.5 million which was primarily driven by an increase in incentive-based compensation on higher profit levels and the disbursement cycle of this compensation.
Cash Flows from Investing Activities
     Net cash used for investing activities during the six months ended December 24, 2006 was $580.7 million and consisted of the acquisition of Bullen assets of $177.1 million, net purchases of short-term investments of $431.7 million as we reposition our portfolio subsequent to our fiscal year 2006 repatriation of foreign earnings, and capital expenditures of $26.9 million. We also reclassed $55.0 million out of restricted cash and investments due to the repayment of $50.0 million during the December 2006 quarter of our long-term debt.
Cash Flows from Financing Activities
     Net cash used for financing activities during the six months ended December 24, 2006 was $80.7 million, driven by share repurchases of $76.3 million and payments on long-term debt and capital leases of $50.1 million. These uses were partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $30.4 million and the excess tax benefit on equity-based compensation plans of $15.4 million, which is not added back to net income in the presentation of cash flows from operating activities.
     During the six months ended December 24, 2006, we repurchased approximately 1.4 million shares of common stock for a total price of $75.0 million under the Board authorized repurchase program which runs through September 30, 2008. As of December 24, 2006 the total amount remaining available for repurchase under Board authorization was $256.7 million. We expect to continue to repurchase shares consistent with the Board authorization, the level of which will be determined by factors, including but not limited to, the needs of the business and the stock price and daily trading volumes of our stock.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 24, 2006 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

				Long-term
	Operating	Purchase	Restructuring	Debt and
	Leases	Obligations	Liabilities	Interest Expense	Total
	(in thousands)

Payments due by period:
Less than 1 year	$13,825	$161,352	$768	$16,623	$192,568
1-3 years	83,492	59,548	—	33,291	176,331
4-5 years	1,934	16,554	—	324,911	343,399
Over 5 years	1,925	2,322	—	—	4,247

Total	$101,176	$239,776	$768	$374,825	$716,545

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
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of December 24, 2006 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in our Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.

Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at December 24, 2006 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to minimum spending commitments, certain of these agreements provide for potential cancellation charges.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At December 24, 2006, vendor-owned inventories held at our locations and not reported as our inventory were $25.9 million.
Restructuring Liabilities
     Our total restructuring reserves as of December 24, 2006 were $0.8 million, which consists primarily of lease payments on vacated buildings. Through cash generated from operations, we expect the remaining balance to be paid over the next twelve months.
Long-Term Debt and Interest Expense
     On June 16, 2006, our wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement). Under the Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the Credit Agreement. The initial spread under the Credit Agreement is 0.10%. LRI may prepay the loan under the Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The amounts in the table above include the remaining principal payment of $300 million due on June 19, 2011 and interest payments estimated based on the current LIBOR rate of 5.365% and initial spread of ten basis points. $50.0 million of the original $350.0 million debt was repaid during the quarter ended December 24, 2006. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of December 24, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

			Total Number of Shares	Remaining Amount
	Total Number	Average	Purchased as Part of	Available Under
	of Shares	Price Paid	Publicly Announced	the Repurchase
Period	Repurchased	per Share	Plans or Programs	Programs
	(in thousands, except per share data)
As of September 24, 2006	12,833	$32.59	12,833	$331,708
September 25, 2006 – October 22, 2006	151	49.75	151	$324,204
October 23, 2006 – November 19, 2006	591	50.80	591	$294,184
November 20, 2006 – December 24, 2006	705	53.13	705	$256,696

Total	14,280	$34.55	14,280

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 2, 2006.
     Out of 142,206,849 shares of Common Stock (as of the record date of September 15, 2006) entitled to vote at the meeting, 121,711,995 shares were present in person or by proxy.
     The results of voting on the following items were as set forth below:
     The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	IN FAVOR	WITHHELD
James W. Bagley	118,633,539	3,078,456
David G. Arscott	118,548,917	3,127,078
Robert M. Berdahl	113,682,127	8,029,868
Richard J. Elkus, Jr.	113,679,706	8,032,289
Jack R. Harris	112,385,779	9,326,216
Grant M. Inman	118,523,646	3,188,349
Catherine Lego	119,921,487	1,790,508
Stephen G. Newberry	118,704,842	3,007,153
Seiichi Watanabe	119,879,445	1,832,550
Patricia Wolpert	114,401,356	7,310,639

Amendment of the Lam 2004 Executive Incentive Plan:

	IN FAVOR	AGAINST	ABSTAIN	Broker Non-Votes
Beneficial Vote:	105,739,025	4,091,954	256,088	11,559,314
Registered Vote:	55,893	5,916	3,805
Total Shares Voted:	105,794,918	4,097,870	259,893
% of Voted Shares:	96.0%	3.7%	.2%
% of Outstanding Shares:	74.4%	2.9%	.2%
Approval of Lam 2007 Stock Incentive Plan:

	IN FAVOR	AGAINST	ABSTAIN	Broker Non-Votes
Beneficial Vote:	79,952,285	29,918,158	216,624	11,559,314
Registered Vote:	57,134	6,075	2,405
Total Shares Voted:	80,009,419	29,924,233	219,029
% of Voted Shares:	72.6%	27.2%	.2%
% of Outstanding Shares:	56.3%	21.0%	.2%
     Ratification of Appointment of Ernst and Young LLP as Independent Registered Public Accounting Firm for the Company for the fiscal year ending June 24, 2007:

	IN FAVOR	AGAINST	ABSTAIN
Beneficial Vote:	120,151,227	1,453,468	41,685
Registered Vote:	61,132	3,277	1,205
Total Shares Voted:	120,212,359	1,456,745	42,890
% of Voted Shares:	98.8%	1.2%	0%
% of Outstanding Shares:	84.5%	1.0%	0%
ITEM 5. Other Information
None.
ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
10.106	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) - Lam Research Corporation 2007 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

LAM RESEARCH CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 29, 2007

LAM RESEARCH CORPORATION (Registrant)
/s/ Martin B. Anstice
Martin B. Anstice
Group Vice President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.106	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) - Lam Research Corporation 2007 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)