Form 10-Q
period 2007-03-25
LAM RESEARCH CORP
filed 2007-04-30
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2007 or

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 20, 2007, there were 135,073,397 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 25,	June 25,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$494,807	$910,815
Short-term investments	638,878	139,524
Accounts receivable, less allowance for doubtful accounts of $3,837 as of March 25, 2007 and $3,822 as of June 25, 2006	461,365	407,347
Inventories	228,435	168,714
Deferred income taxes	54,765	53,625
Prepaid expenses and other current assets	66,118	26,344

Total current assets	1,944,368	1,706,369
Property and equipment, net	107,388	49,893
Restricted cash and investments	360,038	470,038
Deferred income taxes	28,672	38,533
Goodwill	55,892	—
Intangible assets, net	61,615	—
Other assets	51,897	48,511

Total assets	$2,609,870	$2,313,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$142,814	$108,504
Accrued expenses and other current liabilities	333,948	317,637
Deferred profit	166,109	140,085

Total current liabilities	642,871	566,226
Long-term debt	250,000	350,000
Other long-term liabilities	821	969

Total liabilities	893,692	917,195
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 137,186 shares at March 25, 2007 and 141,785 shares at June 25, 2006	137	142
Additional paid-in capital	1,078,130	973,391
Treasury stock, at cost, 19,857 shares at March 25, 2007 and 13,532 shares at June 25, 2006	(720,555)	(416,447)
Accumulated other comprehensive loss	(6,600)	(11,205)
Retained earnings	1,365,066	850,268

Total stockholders’ equity	1,716,178	1,396,149

Total liabilities and stockholders’ equity	$2,609,870	$2,313,344

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Total revenue	$650,270	$437,423	$1,888,057	$1,116,575
Cost of goods sold	324,025	217,769	925,732	563,332

Gross margin	326,245	219,654	962,325	553,243

Research and development	75,064	61,083	205,747	168,067
Selling, general and administrative	62,208	48,303	178,267	138,317

Total operating expenses	137,272	109,386	384,014	306,384

Operating income	188,973	110,268	578,311	246,859
Other income, net	14,751	7,828	58,191	25,624

Income before income taxes	203,724	118,096	636,502	272,483
Income tax expense	38,983	31,759	120,917	58,877

Net income	$164,741	$86,337	$515,585	$213,606

Net income per share:
Basic net income per share	$1.17	$0.62	$3.64	$1.55

Diluted net income per share	$1.15	$0.60	$3.57	$1.49

Number of shares used in per share calculations:
Basic	140,423	140,122	141,516	137,703

Diluted	143,052	144,846	144,378	143,298

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 25,	March 26,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$515,585	$213,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,177	16,235
Deferred income taxes	8,721	32,662
Amortization of premiums/discounts on securities	(1,492)	2,252
Equity-based compensation expense	23,788	17,319
Income tax benefit on equity-based compensation plans	49,816	—
Excess tax benefit on equity-based compensation plans	(34,541)	—
Other, net	1,520	(1,165)
Changes in working capital accounts	(60,508)	(12,488)

Net cash provided by operating activities	530,066	268,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(45,663)	(16,141)
Payments made for the acquisition of Bullen Ultrasonics, Inc. assets	(177,108)	—
Transfer of restricted cash and investments	110,000	—
Purchases of available-for-sale securities	(1,051,911)	(40,331)
Sales and maturities of available-for-sale securities	557,065	132,823

Net cash provided by / (used for) investing activities	(607,617)	76,351

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(100,120)	(67)
Excess tax benefit on equity-based compensation plans	34,541	—
Treasury stock purchases	(315,345)	(214,209)
Reissuances of treasury stock	11,288	9,652
Proceeds from issuance of common stock	30,293	135,702

Net cash used for financing activities	(339,343)	(68,922)

Effect of exchange rate changes on cash	886	(255)
Net increase (decrease) in cash and cash equivalents	(416,008)	275,595
Cash and cash equivalents at beginning of year	910,815	482,250

Cash and cash equivalents at end of period	$494,807	$757,845

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 25, 2007
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
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2007 and includes 52 weeks. The quarter ended March 25, 2007 and the quarter ended March 26, 2006 both included 13 weeks.
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
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.
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
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which the Company adopted as of June 27, 2005 using the modified prospective method. The Company recognized equity-based compensation expense of $10.9 million and $23.8 million during the three and nine months ended March 25, 2007 and $6.0 million and $17.3 million during the three and nine months ended March 26, 2006, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $2.2 million and $4.3 million during the three and nine months ended March 25, 2007 and $0.9 million and $2.9 million during the three and nine months ended March 26, 2006, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
Stock Options and Restricted Stock Units
     The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of March 25, 2007, there were a total of 19,882,891 shares reserved for future issuance under the 1997, 1999, and 2007 Plans (Plans).
     The Company did not grant any stock options during the nine months ended March 25, 2007 and March 26, 2006. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.
     A summary of stock option activity under the Plans as of March 25, 2007 and changes during the nine months then ended is presented below:

			Weighted -
			Average	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	as of March 25,
	Shares	Exercise	Term	2007
Options	(in thousands)	Price	(years)	(in thousands)
Outstanding at June 25, 2006	5,528	$20.04	3.55
Granted	—			—
Exercised	(1,518)	19.69
Forfeited or expired	(58)	19.04

Outstanding at March 25, 2007	3,952	$20.16	2.83	$107,319

Exercisable at March 25, 2007	3,694	$20.07	2.73	$100,653

     The total intrinsic value of options exercised during the three and nine months ended March 25, 2007 was $8.9 million and $48.0 million, respectively. The total intrinsic value of options exercised during the three and nine months ended March 26, 2006 was $86.3 million and $160.4 million, respectively. As of March 25, 2007, there was $0.6 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.7 years. Cash received from stock option exercises was $5.9 million and $30.3 million during the three and nine months ended March 25, 2007. Cash received from stock option exercises was $61.6 million and $135.7 million during the three and nine months ended March 26, 2006.

     A summary of the status of the Company’s restricted stock units as of March 25, 2007, and changes during the nine months then ended is presented below:

		Weighted
		Average
		Grant-
	Shares	Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at June 25, 2006	1,046	$33.60
Granted	1,052	50.40
Vested	(178)	33.98
Forfeited	(55)	38.48

Nonvested at March 25, 2007	1,865	$42.91

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 25, 2007, there was $53.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 0.9 years.
ESPP
     The 1999 Employee Stock Purchase Plan (the 1999 ESPP Plan) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of March 25, 2007, there were a total of 14,993,828 shares reserved for issuance and 4,938,756 shares were available for issuance under the 1999 ESPP Plan.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP awards were valued assuming no expected dividends and the following weighted-average assumptions:

	Nine Months Ended
	March 25,	March 26,
	2007	2006
Expected life (years)	0.69	0.68
Expected stock price volatility	44.5%	34.5%
Risk-free interest rate	5.0%	3.4%
     As of March 25, 2007, there was $2.7 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of 0.4 years.

NOTE 4 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	March 25,	June 25,
	2007	2006
	(in thousands)
Raw materials	$115,253	$78,038
Work-in-process	46,157	29,980
Finished goods	67,025	60,696

	$228,435	$168,714

NOTE 5 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	March 25,	June 25,
	2007	2006
	(in thousands)
Manufacturing, engineering and office equipment	$159,647	$106,172
Computer equipment and software	65,336	61,419
Land	1,290	—
Buildings	8,767	—
Leasehold improvements	40,376	38,950
Furniture and fixtures	9,152	6,599

	284,568	213,140
Less: accumulated depreciation and amortization	(177,180)	(163,247)

	$107,388	$49,893

NOTE 6 — ACQUISITION
     During the quarter ended December 24, 2006, the Company acquired the U.S. silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. The Company was the largest customer of the Bullen Ultrasonics silicon business. The silicon business has become a division of the Company post-acquisition while Bullen Ultrasonics retains assets unrelated to the silicon growing and silicon fabrication business.
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
     Consideration of $17.5 million has been placed in escrow for a period of 12 months following the U.S. closing date to secure indemnification obligations of Bullen Ultrasonics and its shareholders relating to the accuracy of representations and warranties and the satisfaction of covenants.
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

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
     Total goodwill recorded as a result of the Bullen Ultrasonics asset transaction was $55.9 million.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization related to the Bullen acquisition as of March 25, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Lif
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(1,969)	$33,257	6.9
Other intangible assets	30,193	(1,835)	28,358	4.6

	$65,419	$(3,804)	$61,615	5.9

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
     The estimated future amortization expense of purchased intangible assets as of March 25, 2007 is as follows (in thousands):

Fiscal Year	Amount
2007 (remaining three months)	$3,028
2008	12,108
2009	11,938
2010	11,837
2011	8,856
Thereafter	13,848

$61,615

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	March 25,	June 25,
	2007	2006
	(in thousands)
Accrued compensation	$131,912	$116,455
Warranty reserves	46,643	34,701
Income and other taxes payable	80,035	83,955
Other	75,358	82,526

	$333,948	$317,637

NOTE 9 — OTHER INCOME, NET
     The significant components of other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
	(in thousands)
Interest income	$18,941	$10,715	$58,750	$25,812
Interest expense	(4,185)	(112)	(14,345)	(279)
Foreign exchange gains (losses)	330	(1,548)	(1,776)	1,604
Favorable legal judgment	—	—	15,834	—
Charitable contributions	—	(1,000)	—	(1,000)
Other, net	(335)	(227)	(272)	(513)

	$14,751	$7,828	$58,191	$25,624

     The legal judgment of $15.8 million during the nine months ended March 25, 2007 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam during the quarter ended September 24, 2006.

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
     Income tax expense was $39.0 million and $120.9 million for the three and nine months ended March 25, 2007. Included in the tax expense for the quarter ended March 25, 2007 were discrete events resulting in a net tax benefit of $3.8 million related to the filing of the Company’s U.S. and certain foreign income tax returns. Tax expense for the nine months ended March 25, 2007 includes the $3.8 million noted above and the following discrete events: (1) a net tax benefit of $4.8 million related to the extension of the federal research tax credit as it pertains to the Company’s fiscal year 2006, (2) the Company finalized negotiations on certain transfer pricing items; as a result, the Company reversed its related tax reserve and increased its net operating loss carryforward balance, which resulted in a net tax benefit of $39.5 million, and (3) the Company recorded tax expense of $29.5 million related to the application of foreign tax rulings.
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

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator:
Net income	$164,741	$86,337	$515,585	$213,606

Denominator:
Basic average shares outstanding	140,423	140,122	141,516	137,703
Effect of potential dilutive securities:
Employee stock plans	2,629	4,724	2,862	5,595

Diluted average shares outstanding	143,052	144,846	144,378	143,298

Net income per share — Basic	$1.17	$0.62	$3.64	$1.55

Net income per share — Diluted	$1.15	$0.60	$3.57	$1.49

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
	(in thousands)
Number of potential dilutive securities excluded	831	216	411	333

NOTE 12 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
	(in thousands)
Net income	$164,741	$86,337	$515,585	$213,606
Foreign currency translation adjustment	293	2,397	2,302	19
Unrealized gain on fair value of derivative financial instruments, net	629	2,109	2,341	6,847
Unrealized gain (loss) on financial instruments, net	319	(398)	1,409	(1,521)
Reclassification adjustment for gain included in earnings	(941)	(853)	(1,447)	(5,367)

Comprehensive income	$165,041	$89,592	$520,190	$213,584

     The balance of accumulated other comprehensive loss is as follows:

	March 25,	June 25,
	2007	2006
	(in thousands)
Accumulated foreign currency translation adjustment	$(5,398)	$(7,700)
Accumulated unrealized loss on derivative financial instruments	(697)	(1,177)
Accumulated unrealized loss on financial instruments	(505)	(2,328)

Accumulated other comprehensive loss	$(6,600)	$(11,205)

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
     The Company leases several facilities at its headquarters location in Fremont, California. As part of certain of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of March 25, 2007 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in its Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of March 25, 2007, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement). In connection with the Credit Agreement, the Company entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the Credit Agreement. The Company’s obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of its obligations under the Guarantee Agreement, representing $275.0 million at March 25, 2007 as the Company had paid down $100.0 million of the existing debt during the nine months ended March 25, 2007. This collateral is reflected in the balance of restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet.
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
     Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$46,054	$30,231	$34,701	$35,802
Warranties issued during the period	13,421	11,554	43,760	27,909
Settlements made during the period	(9,264)	(6,037)	(23,563)	(16,769)
Expirations and change in liability for pre-existing warranties during the period	(3,568)	(3,554)	(8,255)	(14,748)

Balance at end of period	$46,643	$32,194	$46,643	$32,194

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
     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese Yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.
     Each period, hedges are tested for effectiveness using regression testing. There were no gains or losses during the three and nine months ended March 25, 2007 and March 26, 2006 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At March 25, 2007, the Company expects to reclassify the entire amount of $0.7 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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
NOTE 15 — STOCK REPURCHASE PROGRAM
     In October 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares through September 30, 2007. In August 2005, the Company announced that its Board of Directors had authorized the repurchase of an additional $500 million of the Company’s common stock from the public market or private purchase. The terms of the repurchase program permit the Company to repurchase shares through September 30, 2008. In February 2007, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $750 million of the Company’s common stock from the public market or private purchase. The terms of the repurchase program permit the Company to repurchase shares at a pace determined by management. The Company plans to repurchase both the amount remaining in the previous repurchase approval and the amount in this new repurchase approval according to the Board authorizations. Share repurchases under the authorizations were as follows:

				Remaining Amount
	Total Number		Average	Available Under
	of Shares	Total Cost of	Price Paid	the Repurchase
Period	Repurchased	Repurchase	Per Share	Programs
	(in thousands, except per share data)
As of June 25, 2006	12,833	$418,292	$32.59	$331,708
Quarter Ending September 24, 2006	—	—
Quarter Ending December 24, 2006	1,447	75,012	51.83	$256,696
Additional authorization of up to $750 million — February 2007				$1,006,696
Quarter Ending March 25, 2007	5,214	238,690	45.78	$768,006

Total	19,494	$731,994	$37.55

     In addition to shares repurchased under Board authorized repurchase programs shown above, during the nine months ended March 25, 2007, the Company withheld 37,226 shares through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions, our ability to scale up our operations to meet increased customer demand and to efficiently integrate and manage our new silicon growing and fabrication assets following completion of its acquisition, and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including, but not limited to, those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our last filed Annual Report on Form 10-K for the fiscal year ended June 25, 2006, our quarterly reports on Form 10-Q , and our current reports on Form 8-K . Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
     Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three and nine months ended March 25, 2007, this discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our last filed Annual Report on Form 10-K as of June 25, 2006 and Form 10-Q for the three and six months ended December 24, 2006.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and nine months ended March 25, 2007 may not necessarily be indicative of future operating results.
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
     The following summarizes certain key quarterly financial information for the periods indicated below:

	Three Months Ended
	March 25,	December 24,	March 26,
	2007	2006	2006
	(in thousands, except per share data and percentages
Revenue	$650,270	$633,400	$437,423
Gross margin	326,245	322,916	219,654
Gross margin as a percent of total revenue	50.2%	51.0%	50.2%
Net income	164,741	167,326	86,337
Diluted earnings per share	$1.15	$1.15	$0.60
     March 2007 quarter revenues increased 3% sequentially to $650.3 million and 49% year over year.
     March 2007 quarter shipments were marginally stronger than anticipated at approximately $620 million, representing a 4% decrease compared with the December 2006 quarter.
     Gross margin as a percent of revenues of 50.2% was consistent with our guidance.
     Operating expenses during the March 2007 quarter increased as planned by approximately $9 million compared to the December 2006 quarter, with the majority of the increase in research and development, reflecting increased headcount, merit increases, seasonally higher payroll taxes and increased equity compensation due to our restricted stock unit (RSU) focal grant which occurred during the March 2007 quarter. Our market share driven revenue growth combined with our operational execution resulted in an operating margin of 29.1% which exceeded expectations. The year over year increase in operating expenses of $27.9 million, or 25%, was due to increases in headcount, merit, incentive-based compensation on higher profits, equity-based compensation, and other R&D investments necessary to support our market share plans and product growth objectives.
     Equity-based compensation expense recognized during the March 2007 quarter in cost of goods sold and operating expenses was $1.9 million and $9.0 million, respectively.
     Cash flows from operating activities during the nine months ended March 25, 2007 were $530.1 million on net income of $515.6 million, representing approximately 28% of revenues.

RESULTS OF OPERATIONS
Shipments

Three Months Ended
March 25,
2007
Shipments (in millions)	$620

North America	13%
Europe	8%
Asia Pacific	32%
Korea	36%
Japan	11%
     Shipments for the March 2007 quarter slightly exceeded our expectations and decreased 4% sequentially. During the March 2007 quarter, 300 millimeter applications represented approximately 85% of total systems shipments, and 95% of total systems shipments were for applications at less than or equal to the 90 nanometer technology node. We classify total systems shipments market segmentation for the March quarter as Memory at approximately 78%, IDM Logic at 12% and Foundry at 10%.
     We expect shipments for the June 2007 quarter to be up 10% to 15% sequentially. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 17 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended			Nine Months Ended
	March 25,	December 24,	March 26,	March 25,	March 26,
	2007	2006	2006	2007	2006
Revenue (in thousands)	$650,270	$633,400	$437,423	$1,888,057	$1,116,575

North America	16%	17%	15%	16%	14%
Europe	7%	10%	13%	10%	12%
Asia Pacific	37%	37%	28%	38%	29%
Korea	28%	20%	29%	21%	23%
Japan	12%	16%	15%	15%	22%
     Revenue for the March 2007 quarter was at the high end of our expectations and increased 3% sequentially. The increase in revenues both sequentially and year over year is correlated to the amounts of previously reported shipments and our acceptance timelines. The overall Asia region continues to account for a significant percentage of our revenues as a substantial proportion of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance decreased to $277.0 million as of March 25, 2007 compared to $284.4 million at December 24, 2006. This change reflects shipments of approximately $620 million, a net change in the value of previously made shipments to Japanese customers of approximately $15 million, $8 million in services/other, offset by revenue of $650 million. The anticipated future revenue value of orders shipped to Japanese customers that are not recorded as deferred revenue was approximately $49 million as of March 25, 2007; these shipments are classified as inventory at cost until title transfers.
     Our current estimate for revenues for the June 2007 quarter ranges from $655 million to $675 million. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 17 of this Quarterly Report on Form 10-Q.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 25,	December 24,	March 26,	March 25,	March 26,
	2007	2006	2006	2007	2006
	(in thousands, except percentages)			(in thousands, except percentages)
Gross Margin	$326,245	$322,916	$219,654	$962,325	$553,243
Percent of total revenue	50.2%	51.0%	50.2%	51.0%	49.5%
     Gross margin as a percent of revenue during the March 2007 quarter was 50.2% and essentially met our guidance. The sequential reduction in gross margin of 80 basis points reflects higher salary and benefits costs due to the impact of merit increases, seasonally high payroll taxes, the recent all employee RSU focal grants, and the final stages of implementing our consumable spare parts price reduction strategy focused on preserving and building market share through supporting our customers cost reduction roadmaps. Gross margin as a percent of revenue for the three months ended March 25, 2007 as compared to the same period in the prior year was flat with improved factory utilization offset by increased incentive-based and equity-based compensation as well as unfavorable customer/product mix. The increase in gross margin as a percent of revenue for the nine months ended March 25, 2007 as compared to the same period in the prior year was primarily driven by improved utilization of factory and field resources on higher business volumes.
     We expect gross margin as a percent of revenue will be approximately 50% in the June 2007 quarter. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 17 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended			Nine Months Ended
	March 25,	December 24,	March 26,	March 25,	March 26,
	2007	2006	2006	2007	2006
	(in thousands, except percentages)			(in thousands, except percentages)
Research & Development (R&D)	$75,064	$69,060	$61,083	$205,747	$168,067
Percent of total revenue	11.5%	10.9%	14.0%	10.9%	15.1%
     We continue to invest significantly in research and development focused on leading-edge plasma etch and our portfolio of new products. The growth in R&D expenses during the March 2007 quarter compared to the December 2006 quarter includes an increase of $2 million in outside services and engineering material supplies which reflects the expensing of certain materials associated with evaluation units for our customers, $2 million in equity-based compensation due to our RSU focal grant in the March 2007 quarter, and $2 million in increased salary and benefits primarily due to planned increases in headcount and seasonally high payroll taxes. R&D expenses during the three months ended March 25, 2007 compared with the same period in the prior year grew as expected and included increases of approximately $6 million in engineering material supplies and outside services targeting new and etch-adjacent product growth opportunities, $4 million in increased salary and benefit costs for planned increases in headcount and employee base compensation, $2 million in equity-based compensation, and approximately $2 million in incentive-based compensation driven by higher profit levels. The increase in R&D expenses during the nine months ended March 25, 2007 compared with the same period in the prior year included expected increases of approximately $13 million in engineering material supplies and outside services which are targeted at our existing and new product growth objectives, $13 million in increased salary and benefit costs for planned increases in headcount and employee base compensation, $6 million in incentive-based compensation driven by higher profit levels, and approximately $3 million in equity-based compensation.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 25,	December 24,	March 26,	March 25,	March 26,
	2007	2006	2006	2007	2006
	(in thousands, except percentages)			(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$62,208	$59,351	$48,303	$178,267	$138,317
Percent of total revenue	9.6%	9.4%	11.0%	9.4%	12.4%
     The sequential growth in SG&A expenses during the March 2007 quarter included an increase of approximately $3 million in salary and benefits cost for planned increases in headcount targeted at providing the necessary infrastructure and capability to support our growth. The increase in SG&A expenses during the three months ended March 25, 2007 compared to the same period in the prior year was driven by growth in salary and benefit costs of approximately $5 million for planned increases of headcount and employee base compensation, $4 million in incentive-based compensation triggered by higher profits, and $2 million in equity-based compensation. The increase in SG&A expenses during the nine months ended March 25, 2007 compared to the same period in the prior year was driven by increases in salary and benefit costs of approximately $12 million for planned increases of headcount and employee base compensation, and approximately $18 million in incentive-based compensation triggered by higher profits.
Other Income, net
     Other income, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 25,	December 24,	March 26,	March 25,	March 26,
	2007	2006	2006	2007	2006
	(in thousands)			(in thousands)
Interest income	$18,941	$20,440	$10,715	$58,750	$25,812
Interest expense	(4,185)	(5,000)	(112)	(14,345)	(279)
Foreign exchange gains (losses)	330	(2,437)	(1,548)	(1,776)	1,604
Favorable legal judgment	—	—	—	15,834	—
Charitable contributions	—	—	(1,000)	—	(1,000)
Other, net	(335)	89	(227)	(272)	(513)

	$14,751	$13,092	$7,828	$58,191	$25,624

     The decrease in interest income during the quarter ended March 25, 2007 as compared with the quarter ended December 24, 2006 was due to decreases in average cash and investment balances attributable to significant outflows including share repurchases of approximately $239 million and the repayment of $50 million of our long-term debt during the March 2007 quarter, exceeding our net cash provided by operating activities of approximately $151 million during the March 2007 quarter. The increase in interest income for the quarter and nine months ended year over year is due to increases in average cash and investment balances.
     The decrease in interest expense during the quarter ended March 25, 2007 as compared with the quarter ended December 24, 2006 was due to the repayment of our long-term debt noted above in addition to a $50 million repayment made during the quarter ended December 24, 2006. The increase in interest expense for the quarter and nine months ended year over year was due to the $350 million of long-term debt entered into by our wholly-owned subsidiary on June 16, 2006 to facilitate the repatriation of foreign earnings under the American Jobs Creation Act. The balance of our long-term debt was $250 million as of March 25, 2007.
     The foreign exchange gains and losses are primarily related to foreign currency exchange rate fluctuations on our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries. Foreign currency movements were essentially neutral during the March 2007 quarter. The foreign exchange loss during the December 2006 quarter was due to the weakening of the U.S. dollar against certain currencies, primarily the Euro and Taiwan dollar. The loss for the nine months ended March 2007 consisted of a loss for the December 2006 quarter stated above, partially offset by gains during the March 2007 and September 2006 quarters where the U.S. dollar strengthened against various foreign currencies. The foreign exchange loss during the March 2006 quarter was due to the weakening of the U.S. dollar against certain foreign currencies, primarily the Taiwan dollar. The gains for the nine months ended March 26, 2006 consisted of the loss for the March 2006 quarter noted above, offset by gains during the December 2005 and September 2005 quarters where the dollar strengthened against certain foreign currencies, primarily the Taiwan dollar. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our future Success Depends on International Sales and Management of Global Operations.”
     The legal judgment of $15.8 million during the quarter ended September 24, 2006 was obtained in a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam during the quarter ended September 24, 2006.
Income Tax Expense
     Our effective tax rate for the three and ninth months ended March 25, 2007 was 19.1% and 19.0%, respectively. Included in the tax expense for the quarter ended March 25, 2007 were discrete events with a net tax benefit of $3.8 million related to the filing of our U.S. and certain foreign income tax returns. Included in income tax expense for the nine months ended March 25, 2007 is the $3.8 million noted above and the following discrete events during the September 2006 and December 2006 quarters: (1) we recognized a tax benefit of $39.5 million from the reversal of tax reserves and an increase in net operating loss carryforward upon finalized negotiations on certain transfer pricing items, (2) we recorded tax expense of $29.5 million related to the application of foreign tax rulings, and (3) we recorded a $4.8 million tax benefit related to the extension of the federal research credit as it pertains to our fiscal year 2006.
     Our effective tax rates for the three and ninth months ended March 26, 2006 were 26.9% and 21.6%, respectively. During the quarter ended March 26, 2006, we recorded tax expense of $7.4 million associated with the decision to repatriate up to $150 million of foreign earnings under the provisions of the American Jobs Creation Act.
     The overall change in the effective tax rate in all periods above is impacted by the jurisdictional mix of income and the election of certain benefits within our negotiated tax holiday.
     Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in various tax jurisdictions throughout the world. We have implemented strategies to, in the longer term, limit our tax liability on the sale of our products worldwide. These tax strategies are structured to align the asset ownership and functions of our various legal entities around the world with our forecasts of the level, timing and sources of future revenues and profits.
Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible, and tax credit carryforwards of $111.0 million and $119.2 million as of March 25, 2007 and June 25, 2006, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $27.6 million and $27.1 million as of March 25, 2007 and June 25, 2006.
     Deferred tax assets as of March 25, 2007 decreased by $8.7 million compared to June 25, 2006 primarily due to the utilization of net operating losses and tax credits. Other items impacting the net deferred tax assets included adjustments for previously estimated tax liabilities upon the filing of income tax returns in various jurisdictions, the impact of certain elections related to foreign tax rulings, the conclusion of negotiations on certain transfer pricing items, and the incremental tax benefit related to stock-based compensation deductions.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans : We account for our employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R.
     We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies which require recognition in our consolidated statements of operations. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS No. 123R.
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
     Goodwill and Intangible Assets: We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or

Disposal of Long-Lived Assets.” We review goodwill for impairment at least annually. In addition, we review goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
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
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

LIQUIDITY AND CAPITAL RESOURCES
     As of March 25, 2007, we had $1.5 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) which is generally consistent with the balance as of June 25, 2006. Cash provided by operating activities during the nine months ended March 25, 2007 was $530.1 million, representing 28% of revenues, and proceeds from the issuance of common stock were $41.6 million. These inflows were offset by share repurchases of $315.3 million, approximately $177 million to fund the acquisition of the silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. (Bullen), $100.0 million repayment of our long-term debt, and capital expenditures totaling $45.7 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $530.1 million during the nine months ended March 25, 2007, consisted of (in millions):

Net income	$515.6
Non-cash charges:
Depreciation and amortization	27.2
Equity-based compensation	23.8
Net tax benefit on equity-based compensation plans	15.3
Decrease in deferred tax assets	8.7
Change in other working capital accounts	(60.5)

$530.1

     Significant changes in working capital accounts, excluding amounts acquired from Bullen, during the nine months ended March 25, 2007 included increases in accounts receivable of $54.0 million reflecting the growth of our business, inventories grew $48.3 million on increased business volume, and other current assets increased $34.9 million primarily due to certain supply prepayments and taxes receivable. These changes were partially offset by an increase in accounts payable of $34.3 million, deferred profit of $26.0 million and accrued liabilities growth of $15.0 million which was primarily driven by an increase in accrued compensation.
Cash Flows from Investing Activities
     Net cash used for investing activities during the nine months ended March 25, 2007 was $607.6 million and consisted of the acquisition of Bullen assets of $177.1 million, net purchases of short-term investments of $494.9 million, and capital expenditures of $45.7 million. We also reclassed $110.0 million from restricted cash and investments due to the repayment of $100.0 million during the nine months ended March 25, 2007 of our long-term debt.
Cash Flows from Financing Activities
     Net cash used for financing activities during the nine months ended March 25, 2007 was $339.3 million, driven by share repurchases of $315.3 million and payments on long-term debt and capital leases of $100.1 million. These uses were partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $41.6 million and the excess tax benefit on equity-based compensation plans of $34.5 million which represents the proportion of the tax benefit measured against equity compensation recognized.
     During the nine months ended March 25, 2007, we repurchased approximately 6.7 million shares of common stock for a total price of $313.7 million under the Board authorized repurchase programs. As of March 25, 2007, the total amount remaining available for repurchase under Board authorization was $768.0 million. We expect to continue to repurchase shares consistent with the Board authorizations, the level of which will be determined by factors, including but not limited to, the needs of the business and the stock price and daily trading volumes of our stock.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 25, 2007 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

     In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.
Commitments
     We have certain obligations, some of which are recorded on our balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on our condensed consolidated balance sheet include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table:

			Long-term
	Operating	Purchase	Debt and
	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$13,273	$171,792	$13,918	$198,983
1-3 years	81,682	61,149	27,686	170,517
3-5 years	1,866	30,934	267,306	300,106
Over 5 years	1,791	40,273	—	42,064

Total	$98,612	$304,148	$308,910	$711,670

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
     Included in the operating leases 1-3 years section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of March 25, 2007 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in our Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.
     The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at March 25,

2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At March 25, 2007, vendor-owned inventories held at our locations and not reported as our inventory were $27.5 million.
Long-Term Debt and Interest Expense
     On June 16, 2006, our wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the Credit Agreement). Under the Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread (applicable margin) ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the Credit Agreement. The initial applicable margin under the Credit Agreement was 0.10%. LRI may prepay the loan under the Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The amounts in the table above include the remaining principal payment of $250 million due on June 19, 2011 and interest payments estimated based on the current LIBOR rate of 5.365% and applicable margin of ten basis points. $100.0 million of the original $350.0 million debt was repaid during the nine months ended March 25, 2007. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.
     We used the proceeds from the credit facility entered into by LRI to facilitate a portion of the repatriation of $500 million of foreign earnings in fiscal year 2006 under the provisions of the American Jobs Creation Act.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended June 25, 2006.
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, long-term debt, and synthetic leases. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of March 25, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
We May Fail to Protect Our Proprietary Technology Rights, Which Could Affect Our Business
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) In October, 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our common stock from the public market or in private purchases. The terms of the repurchase program permitted us to repurchase shares through September 30, 2007. In August, 2005, we announced that our Board of Directors had authorized the repurchase of an additional $500 million of our common stock from the public market or private purchase. The terms of the repurchase program permit us to repurchase shares through September 30, 2008. In February 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional $750 million of our common stock from the public market or private purchase. The terms of the repurchase program permit us to repurchase shares at a pace determined by management. We plan to repurchase both the amount remaining in the previous repurchase approval and the amount in this new repurchase approval according to the Board authorizations. Share repurchases under the authorizations were as follows:

	Total Number		Total Number of Shares	Remaining Amount
	of Shares	Average	Purchased as Part of	Available Under
	Repurchased	Price Paid	Publicly Announced	the Repurchase
Period	(1)	per Share	Plans or Programs	Programs
	(in thousands, except per share data)
As of December 24, 2006	14,311	$34.55	14,280	$256,696
December 25, 2006 - January 21, 2007	521	51.07	520	$230,140
January 22, 2007 - February 18, 2007	1,748	45.28	1,744	$151,160
Additional authorization of up to $750 million — February 2007	—	—	—	$901,160
February 19, 2007 - March 25, 2007	2,952	45.14	2,950	$768,006

Total	19,532	$37.55	19,494

(1)	In addition to shares repurchased under Board authorized repurchase programs and included in this column are 6,939 shares which the Company withheld through net share settlements during the three months ended March 25, 2007 upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits and Reports on Form 8-K
     (a) Exhibits

10.107	Form of Restricted Stock Unit Award Agreement-Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.108	Form of Restricted Stock Unit Award Agreement-Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.109	Summary of Compensation Arrangement with Nicolas J. Bright, effective as of March 1, 2007.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

LAM RESEARCH CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 27, 2007

LAM RESEARCH CORPORATION (Registrant)
/s/ Martin B. Anstice
Martin B. Anstice
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.107	Form of Restricted Stock Unit Award Agreement-Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.108	Form of Restricted Stock Unit Award Agreement-Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.109	Summary of Compensation Arrangement with Nicolas J. Bright, effective as of March 1, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)