Form 10-K
period 2007-06-24
LAM RESEARCH CORP
filed 2008-03-31
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number: 0-12933
LAM RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2634797
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4650 Cushing Parkway	94538
Fremont, California	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (510) 572-0200
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, Par Value $0.001 Per Share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 24, 2006, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $5,014,214,243. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of March 10, 2008, the Registrant had 124,781,047 outstanding shares of Common Stock.
Documents Incorporated by Reference
None.

LAM RESEARCH CORPORATION
2007 ANNUAL REPORT ON FORM 10-K

Page
Explanatory Note	2
Part I.	4
Item 1. Business	4
Item 1A. Risk Factors	11
Item 1B. Unresolved Staff Comments	19
Item 2. Properties	19
Item 3. Legal Proceedings	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Part II.	19
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6. Selected Financial Data	22
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	54
Item 8. Financial Statements and Supplementary Data	56
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	56
Item 9A. Controls and Procedures	56
Item 9B. Other Information	57
Part III.	58
Item 10. Directors, Executive Officers and Corporate Governance	58
Item 11. Executive Compensation	65
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13. Certain Relationships and Related Transactions, and Director Independence	87
Item 14. Principal Accounting Fees and Services	87
Part IV.	89
Item 15. Exhibits, Financial Statement Schedules	89
Signatures	129
Exhibit Index	131
EXHIBIT 3.2
EXHIBIT 10.117
EXHIBIT 10.118
EXHIBIT 10.119
EXHIBIT 10.120
EXHIBIT 10.121
EXHIBIT 10.122
EXHIBIT 10.123
EXHIBIT 10.124
EXHIBIT 10.125
EXHIBIT 10.126
EXHIBIT 10.127
EXHIBIT 10.128
EXHIBIT 10.129
EXHIBIT 10.130
EXHIBIT 10.131
EXHIBIT 10.132
EXHIBIT 10.133
EXHIBIT 10.134
EXHIBIT 10.135
EXHIBIT 10.136
EXHIBIT 10.137
EXHIBIT 10.138
EXHIBIT 10.139
EXHIBIT 10.140
EXHIBIT 10.141
EXHIBIT 10.142
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Explanatory Note
     In this Annual Report on Form 10-K as of and for the year ended June 24, 2007 (the “2007 Form 10-K”), Lam Research Corporation, a Delaware corporation (“Lam Research” or “the Company”), is restating its consolidated balance sheet as of June 25, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 25, 2006 and June 26, 2005, as a result of a voluntary independent stock option review described below. The Company also recorded adjustments affecting previously-reported financial statements for fiscal years 1997 through 2004, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of June 27, 2004. In addition, the Company is restating the unaudited quarterly condensed financial statements for interim periods of fiscal year 2006, and unaudited condensed balance sheets as of March 25, 2007, December 24, 2006 and September 24, 2006. There was no effect of the restatement on the consolidated statements of operations for the first three quarters of fiscal year 2007.
     On July 18, 2007, the Company announced that its Board of Directors had initiated a voluntary independent review regarding the timing of the Company’s past stock option grants and other related issues. The voluntary internal review arose after the Company’s independent registered public accounting firm performed auditing procedures relating to the Company’s historical stock option grant programs and procedures as part of the firm’s fiscal year-end 2007 audit. The Board of Directors appointed a special committee consisting of two independent board members (the “Independent Committee”) to conduct a comprehensive review of the Company’s historical stock option practices. The Independent Committee promptly engaged independent outside legal counsel and forensic accountants to assist with the review. On December 21, 2007, the Company announced that the Independent Committee had reached a preliminary conclusion that the actual measurement dates for financial accounting purposes of certain stock option grants issued in the past differed from the recorded grant dates of such awards. Upon the recommendation of management and the Independent Committee, the Audit Committee of the Board of Directors concluded that the financial statements for fiscal years 1997 through 2005, and the interim periods contained therein should no longer be relied upon. The Independent Committee’s review was completed in February 2008.
     The review covered stock option grants awarded in fiscal years 1997 through 2005 (the “Review Period”). The scope of the review included evaluating 100% of “Company-wide” grants, director grants, Section 16 officer grants, and new hire grants, as well as a sampling of grants deemed “other grants”, representing approximately 94% of all stock option grants during the Review Period. This Review Period comprised approximately 16,000 separate stock option grants on approximately 500 separately recorded grant dates. These grants involved approximately 58 million underlying shares of Common Stock and included grants to domestic and international employees. Share amounts have been adjusted as applicable to reflect the March 2000 3-for-1 stock split. The Independent Committee’s review also included procedures to identify potential modifications of stock option grants and grants awarded to consultants, and testing of cash exercises. The Company had not awarded any Company-wide stock option grants since October 2002 and stopped issuing stock option grants during fiscal year 2005 and only issued restricted stock units (“RSUs”) thereafter. The Independent Committee did not include fiscal years 2006 and 2007 in the scope of its review based on several factors including but not limited to the fact that the Company only issued RSUs after fiscal year 2005 and the Company’s equity granting processes and controls had been documented and tested as part of its assessment of the operating effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002. Additionally, no information arose during the stock option review that would indicate a need to expand the scope of the review to include other periods.
     Consistent with applicable accounting literature and guidance from the SEC staff, the Company organized the grants during the review period into categories based on the grant type and the process by which the grant was finalized. The Company analyzed the evidence from the Independent Committee’s review related to each category including, but not limited to, physical documents, electronic documents, and underlying electronic data about documents. Based on the relevant facts and circumstances, the Company applied the applicable accounting standards to determine, for grants within each category, the proper measurement date. If the measurement date was not the originally recorded grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects. The significant majority of the measurement date changes result from stock options granted prior to fiscal year 2003. As a result of the findings of the review, the Company has recognized incremental stock-based compensation and associated payroll tax expense of $96.4 million on a pre-tax basis ($65.8 million after taxes) in the aggregate during fiscal years 1997 through 2006 which includes incremental stock-based compensation expense of $1.2 million recognized in accordance with Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”) during fiscal year 2006.
     The Independent Committee also concluded that there was no intentional misconduct on the part of Company management or the Company’s independent directors. During its review of the Company’s historical stock option practices, the Independent Committee did not find evidence of any other financial reporting or accounting issues unrelated to stock-based compensation.
     The Company determined revised measurement dates for approximately 33 million options granted during fiscal year 1997 to March 2005. The additional aggregate stock-based compensation expense noted above is net of forfeitures related to employee terminations. To determine revised measurement dates, management evaluated all of the available evidence. For those grants where the revised measurement date could not be determined with certainty, management applied judgment to determine what it believes to be the most appropriate measurement date in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and other applicable accounting rules, and considered the amount of additional compensation expense that could result had different dates been selected. For a broader discussion of the judgments underlying the revised measurement dates, see “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in Item 7 of this 2007 Form 10-K. The adjustments relating to these option grants did not affect the Company’s previously reported revenue, cash, cash equivalents or short-term investments and relate exclusively to the Company’s historical stock option granting practices. This restatement is more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. This 2007 Form 10-K also reflects the restatement of “Selected Financial Data” in Item 6 as of and for the years ended June 25, 2006, June 26, 2005, June 27, 2004, and June 29, 2003.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed or furnished by Lam Research prior to January 24, 2008, and the related opinions of its independent registered public accounting firm and all earnings press releases and similar communications issued by the Company prior to January 24, 2008 are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after January 24, 2008.

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourced activities and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 24, 2007, June 25, 2006, and June 26, 2005.
Item 1. Business
     Lam Research Corporation (“Lam Research,” “we,” or the “Company”) was founded in 1980 and is headquartered in Fremont, California. The mailing address for our principal executive offices is 4650 Cushing Parkway, Fremont, California 94538, and our telephone number is (510) 572-0200. Additional information about Lam Research is available on our web site at http://www.lamresearch.com. Our Forms 10-K, Forms 10-Q, and Forms 8-K are available online at the Securities and Exchange Commission (SEC) web site on the Internet. The address of that site is http://www.sec.gov. We also make available free of charge the Forms 10-K, Forms 10-Q, and Forms 8-K and any amendments to those reports on our corporate web site at http://www.lamresearch.com as soon as reasonably practicable after we file them with or furnish them to the SEC.
     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in these areas to develop integrated processing solutions which typically benefit our customers through reduced cost, lower defect rates, enhanced yields, or faster processing time.
Etch Process
     Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. Lam Research etch products selectively remove portions of various films from the wafer in the creation of semiconductors by utilizing various plasma-based technologies to create critical device features at current and future technology nodes. Plasma consists of charged and neutral species that react with exposed portions of the wafer surface to remove dielectric, metal, or polysilicon material and produce the finely delineated features and patterns of an integrated circuit.
     Advanced integrated circuit manufacturing requires etch systems capable of creating structures for the 45 nanometer (nm) and below technology nodes. At this time, memory manufacturers are transitioning from aluminum to copper conductive lines, while leading logic manufacturers are progressing with the implementation of more fragile dielectric insulating materials (low-κ and porous low-κ). Semiconductor manufacturers continue to require more precise control over the etching process in order to accommodate decreasing linewidths and increasing wafer diameters. Lam Research etch products and services are defined around the 2300® etch series.
Dielectric Etch Products
     2300® Exelan®, 2300 ® Exelan® Flex™, and 2300® Exelan® Flex45™ systems. The Exelan family of dielectric etch products addresses volume manufacturing productivity requirements and enables customers to create advanced semiconductor devices. The 2300 Exelan Flex and 2300 Exelan Flex45 systems extend the capability of the 2300 Exelan family of products to address requirements for the 45 nm and below technology nodes. These systems are based on Lam Research’s patented Dual Frequency ConfinedTM plasma technology, which enables in situ processing, where multiple chemistries can be run sequentially in the same process chamber.
     Upgrades to the 2300 Exelan product line provide enabling capability for etching smaller features and alternative dielectric materials as outlined in the semiconductor industry’s manufacturing roadmap.

Conductor Etch Products
     2300® Versys®, 2300 ® Versys® Kiyo™, 2300® Versys® Kiyo45™, 2300® Versys ® Metal High Performance, and 2300® Versys® Metal45™ systems. The Versys family of products for etching silicon and metal films utilizes Lam Research’s patented Transformer Coupled Plasma™ source technology; a high-density, low-pressure plasma source that addresses leading-edge device structure requirements for etching features at the 45 nm and below technology nodes. The systems enable sequential step tuning of gas flow and wafer temperature, which allows in situ processing of multi-layer stacks. Advanced Chamber Control and Conditioning (AC3™) technology reduces processing drift and maintains the same chamber conditions for subsequent wafers.
Deep Silicon Etch Products
     TCP® 9400DSiE™ and 2300® Syndion™ systems. The TCP 9400DSiE employs Lam Research’s TCP technology to facilitate deep silicon etch processes used in micro-electro mechanical systems (MEMS), power device, and passive component fabrication. The TCP-based technology provides the process flexibility needed to address a broad range of requirements for the manufacture of MEMS devices.
     The 2300 Syndion, which also employs TCP technology, addresses 3-D IC through-silicon via (TSV) etch applications. TSVs provide the interconnects for die-to-die and wafer-to-wafer stacking, eliminating wire bonding to increase device packing density (smaller form factor) and improve performance (higher process speed and lower power requirements). Important for TSV applications, the Syndion’s TCP-based technology enables sequential processing the same chamber while ensuring etch rate uniformity and profile symmetry to prevent tilting. The technology also supports clean mode operation and provides bias voltage control for process repeatability.
Patterning Process
     During semiconductor device manufacturing, lithography processes establish the templates for patterns to be created during subsequent etch processes.
Patterning Products
     2300® Motif ™ system. The 2300 Motif is a post-lithography pattern enhancement system that enables the creation of features as small as 10 nm by using plasma-based technology to deposit a thin film on printed photoresist holes and spaces. The film is created by applying multiple short etch-deposition cycles until the target feature size is achieved. This capability addresses a customer technology need for a solution enabling the creation of features two to three generations ahead of lithography. The system also simplifies optical proximity correction by improving the lithography profile and provides a cost-effective approach to extending lithography tool sets in select applications.
Clean Process
     The manufacture of semiconductor devices involves a series of processes such as etch and deposition, which leave particles and residues. The wafer must generally be cleaned following these steps to remove residues that could degrade device performance. Common wafer cleaning steps include post-etch/post-strip cleans and pre-diffusion/pre-deposition cleans (also referred to as “critical cleans”), during which the wafer surface is prepared for subsequent diffusion/deposition steps.
     For 65 nm technologies and below, defects transferred from the wafer edge bevel can significantly limit device yield. During device patterning, complex interactions of film deposition, lithography, etching, and chemical mechanical polishing (CMP) result in a wide range of unstable film stacks on the wafer edge. In subsequent process steps these film layers can produce defects that are transported to the device area of the wafer, and residues need to be removed from the wafer edge to eliminate these defect sources.
Wet Clean Products
     Confined Chemical Cleaning™ (C3™) single-wafer technology-based systems. At the 65 nm technology node and below, devices become more susceptible to damage from the chemical environment and mechanical forces of the cleaning process. Lam Research’s single-wafer wet cleaning system, based on the Company’s proprietary C3 technology, provides high-selectivity wafer cleaning with minimal mechanically induced damage and allows flexibility in selecting cleaning chemicals that minimize damage to device structures. Advanced drying technology integrated into the cleaning unit facilitates low-defect processing of hydrophobic materials, such as advanced low-κ dielectrics. Short contact times, enabled by an innovative chemical delivery mechanism to enhance the transport of chemicals to and from the wafer surface, minimize potential erosion or etching of delicate features on the wafer, while allowing for highly selective and efficient residue removal.
Bevel Clean Products
     2300® CoronusTM bevel clean system. The 2300 Coronus plasma-based bevel clean system is a plasma-based technology that allows control of the wafer edge at multiple steps during the device fabrication process by selectively removing films from the wafer edge using edge-confined plasma technology. Removal of these films at select points in the integration flow reduces defects and increases device yields. Precise control of the processing zone coupled with Lam Research’s Dynamic Alignment, which provides accurate wafer placement, ensures a repeatable processing area, wafer to wafer.

9400DSiE, AC3, C3, Confined Chemical Cleaning, Coronus, Flex, Flex45, Kiyo, Kiyo45, Metal45, Motif, Syndion, and Transformer Coupled Plasma are trademarks of Lam Research Corporation. 2300, Exelan, the Lam Research logo, Lam Research, TCP, and Versys are registered trademarks of Lam Research Corporation.
Research and Development
     The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. Our ability to obtain and maintain our competitive advantage depends in part on our continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to R&D programs and seek to maintain close and responsive relationships with our customers and suppliers.
     Our R&D expenses during fiscal years 2007, 2006, and 2005 were $285.3 million, $229.4 million, and $195.3 million, respectively. The majority of spending is targeted at etch and plasma-based technology applications with an increasing proportion focused on adjacent markets, pre- and post-etch step opportunities, consistent with our multi-product growth strategy. We believe current challenges for customers in the pre- and post-etch applications present opportunities for us. We plan to leverage our extensive production experience in etch and strip into new products and new capabilities for our customers at the 65, 45, and 32 nm nodes, including post ion implantation strip, clean, and patterning.
     We expect to continue to make substantial investments in R&D to meet our customers’ product needs, support our growth strategy, and enhance our competitive position.
Marketing, Sales, and Service
     Our marketing, sales, and service efforts are focused on building long-term relationships with our customers and targeting product and service solutions designed to meet our customers’ needs. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers who work closely with individual customers to develop solutions for their wafer processing needs. We maintain ongoing service relationships with our customers and have an extensive network of field service engineers in place throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace.
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
Export Sales
     A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers, difficulties in staffing and managing non-U.S. operations, adverse tax consequences, exchange rate fluctuations, changes in currency controls, compliance with U.S. and international laws and regulations, including U.S. export restrictions, and economic and political conditions. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial position, and results of operations and cash flows. Revenue by region was as follows:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		(in thousands)
Revenue:
United States	$408,631	$238,009	$234,112
Europe	237,716	208,369	184,014
Asia Pacific	451,487	193,181	292,501
Taiwan	573,875	277,731	289,532
Korea	531,310	366,939	280,605
Japan	363,557	357,942	221,689

Total revenue	$2,566,576	$1,642,171	$1,502,453

     Please see Note 21, “Segment, Geographic Information and Major Customers”, to Consolidated Financial Statements for a description of the geographic locations of long-lived assets.

Customers
     Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements, which have the potential to positively or negatively impact our competitive position and market opportunity. In fiscal year 2007, revenues from Hynix Semiconductor and Samsung Electronics Company, Ltd., each accounted for approximately 14% of total revenues. In fiscal year 2006, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues and revenues from Toshiba Corporation accounted for approximately 12% of total revenues. In fiscal year 2005, revenues from Samsung Electronics Company, Ltd., accounted for approximately 13% of total revenues.
     A material reduction in orders from our customers in the semiconductor industry could adversely affect our results of operations and projected financial condition. Our business depends upon the expenditures of semiconductor manufacturers. Semiconductor manufacturers’ businesses, in turn, depend on many factors, including their economic capability, the current and anticipated market demand for integrated circuits and the availability of equipment capacity to support that demand.
Backlog
     Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes. In general, we schedule production of our systems based upon purchase orders in backlog and our customers’ delivery requirements. Included in our systems backlog are orders for which written requests have been accepted, prices and product specifications have been agreed upon, and shipment of systems is expected within one year. The spares and services backlog includes customer orders for products that have not yet shipped and for services that have not yet been provided. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts.
     As of June 24, 2007 and June 25, 2006, our backlog was approximately $643 million and $521 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received for shipments in the same quarter and due to possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of business volumes nor actual revenue levels for succeeding periods.
Manufacturing
     Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.
     We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 16 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our outsourcing commitments.
     Certain components and sub-assemblies included in our products are only obtained from a single supplier. We believe that, in many cases, alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.
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

Employees
     As of March 10, 2008, we had approximately 3,000 regular full-time employees.
     Each of our employees is required to sign an agreement to maintain the confidentiality of our proprietary information. All employees are required to sign an acknowledgement that they have read and agree to abide by a statement of standards of business conduct. In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends, to a significant extent, upon our continued ability to attract and retain qualified employees particularly in the R&D and customer support functions.
Competition
     The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, etc. Our ability to succeed in the marketplace will depend upon our ability to maintain existing products and introduce product enhancements and new products on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node provided that there is demonstrated performance to specification by the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of third-party spares provider competition. We face significant competition with all of our products and services. Certain of our existing and potential competitors have substantially greater financial resources and larger engineering, manufacturing, marketing, and customer service and support organizations than we do. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price/performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Tokyo Electron, Ltd. and Applied Materials, Inc.
Patents and Licenses
     Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately 1 to 20 years. We believe that, although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K as of and for the year ended June 24, 2007 (the “2007 Form 10-K).
Recent Acquisitions
     During the quarter ended December 24, 2006, we acquired the U.S. silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. We were the largest customer of the Bullen Ultrasonics silicon business. The silicon business has become a division of Lam Research post-acquisition.
     The acquisition includes assets related to Bullen Ultrasonics’ silicon growing and silicon fabrication business, including assets of Bullen Ultrasonics and Bullen Semiconductor (Suzhou) Co., Ltd., a wholly foreign-owned enterprise established in Suzhou, Jiangsu, People’s Republic of China (PRC). The closing of the U.S. asset acquisition occurred on November 13, 2006. The acquisition of the Suzhou assets has not yet occurred as of the date of this filing. The assets acquired consist of fixtures, intellectual property, equipment, inventory, material and supplies, contracts relating to the conduct of the business, certain licenses and permits issued by government authorities for use in connection with the operations of Eaton, Ohio and Suzhou manufacturing facilities, real property and leaseholds connected with such facilities, data and records related to the operation of the silicon growing and silicon fabrication business and certain proprietary rights.
     Pursuant to the First Amendment to the Asset Purchase Agreement dated October 5, 2006, the parties to the Asset Purchase Agreement agreed that the closing of the sale of the Suzhou assets would take place within 5 business days following receipt by the parties of all necessary approvals, consents and authorizations of governmental and provincial authorities in the PRC and satisfaction of other customary conditions and covenants. We will pay the $2.5 million purchase price for the Suzhou assets upon the receipt of the approvals and satisfaction of conditions noted above.

     The acquisition supports the competitive position and capability primarily of our dielectric Etch products by providing access to and control of critical intellectual property and manufacturing technology related to the production of silicon parts in our processing chambers. We funded the purchase price of the acquisition with existing cash resources.
     See the description of our acquisition of SEZ Holding AG under the heading “Subsequent Events” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this 2007 Form 10-K.
Other Cautionary Statements
     See the discussion of risks in the section of this 2007 Form 10-K entitled Item 1A, “Risk Factors” and elsewhere in this report.
EXECUTIVE OFFICERS OF THE COMPANY
     As of March 10, 2008, the executive officers of Lam Research were as follows:

Name	Age	Title
James W. Bagley	69	Executive Chairman
Stephen G. Newberry	54	President and Chief Executive Officer
Martin B. Anstice	40	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Ernest E. Maddock	49	Senior Vice President, Global Operations
Abdi Hariri	47	Group Vice President, Customer Support Business Group
Richard A. Gottscho	55	Group Vice President and General Manager, Etch Businesses
Thomas J. Bondur	40	Vice President, Global Field Operations
     James W. Bagley became Chief Executive Officer and a Director of the Company with the merger of Lam Research and OnTrak Systems, Inc., in 1997. Effective September 1, 1998, he was appointed Chairman of the Board. On June 27, 2005, Mr. Bagley transitioned from Chairman of the Board and Chief Executive Officer to Executive Chairman of the Board of Lam Research. Mr. Bagley currently is a director of Teradyne, Inc. and Micron Technology, Inc. From June 1996 to August 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak Systems, Inc. He was formerly Chief Operating Officer and Vice Chairman of the Board of Applied Materials, Inc., where he also served in other senior executive positions during his 15-year tenure. Mr. Bagley held various management positions at Texas Instruments, Inc., before he joined Applied Materials, Inc.
     Stephen G. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. He was appointed President and Chief Operating Officer of Lam Research in July 1998 and President and Chief Executive Officer in June 2005. Mr. Newberry currently serves as a director of Lam Research Corporation and of SEMI, the industry’s trade association. Prior to joining Lam Research, Mr. Newberry served as Group Vice President of Global Operations and Planning at Applied Materials, Inc. During his 17 years at Applied Materials, he held various positions in manufacturing, product development, sales and marketing, and customer service. Mr. Newberry is a graduate of the U.S. Naval Academy (BS Ocean Engineering) and the Harvard Graduate School of Business (Program for Management Development) and served five years in naval aviation prior to joining Applied Materials.
     Martin B. Anstice joined Lam Research in April 2001 as Senior Director, Operations Controller, was promoted to the position of Managing Director and Corporate Controller in May 2002, and was promoted to Group Vice President, Chief Financial Officer, and Chief Accounting Officer in June 2004 and named Senior Vice President, Chief Financial Officer and Chief Accounting Officer in March 2007. Mr. Anstice began his career at Raychem Corporation where, during his 13-year tenure, he held numerous finance roles of increasing responsibility in Europe and North America. Subsequent to Tyco International’s acquisition of Raychem in 1999, he assumed responsibilities supporting mergers and acquisition activities of Tyco Electronics. Mr. Anstice is an associate member of the Chartered Institute of Management Accountants in the United Kingdom.
     Ernest E. Maddock, Senior Vice President of Global Operations since March 2007 and previously Group Vice President of Global Operations since October 2003, currently oversees Global Operations which consists of: Information Technology, Global Supply Chain, Production Operations, Corporate Quality, Global Security, Global Real Estate & Facilities. Additionally, Mr. Maddock heads Bullen Semiconductor, a division of Lam Research. Mr. Maddock joined the Company in November 1997. Mr. Maddock’s previously held positions with the Company include Vice President of the Customer Support Business Group. Prior to his employment with Lam Research, he was Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.

     Abdi Hariri was named Group Vice President of the Customer Support Business Group in March 2007. Prior to his current position, Mr. Hariri had been Vice President and General Manager of the Customer Support Business Group since August 2004. Mr. Hariri previously served as the General Manager of Lam Research Co. Ltd. (Japan) for approximately 18 months and has served in a number of different assignments with the Field Sales and Product Groups. His experience prior to his appointment in Japan included over 13 years at the Company with various responsibilities, including global business development and engineering. Prior to his employment at Lam Research, Mr. Hariri served as a Process Engineer at Siliconix, Inc. He holds a Masters Degree in Chemical Engineering from Stanford University.
     Richard A. Gottscho, Group Vice President and General Manager, Etch Products since March 2007, joined the Company in January 1996 and has served at various Director and Vice President levels in support of etch products, CVD products, and corporate research. Prior to joining Lam Research, Dr. Gottscho was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. Dr. Gottscho is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and is a fellow of the American Physical and American Vacuum Societies, has served on numerous editorial boards of refereed technical publications, program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and the Pennsylvania State University, respectively.
     Thomas J. Bondur, Vice President, Global Field Operations since March 2007, joined Lam in August 2001 and has served in various roles in business development and field operations in Europe and the United States. Prior to joining Lam Research, Mr. Bondur spent eight years in the semiconductor industry with Applied Materials in various roles in Santa Clara and France including Sales, Business Management and Process Engineering. Mr. Bondur holds a degree in Business from the State University of New York.

     Item 1A. Risk Factors
     In addition to the other information in this 2007 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.
The Results of Our Independent Committee Review of Our Historical Stock Option Practices and Resulting Restatements May Continue to Have Adverse Effects on Our Financial Results.
     The review by a special committee of our Board of Directors consisting of two independent Board members (the “Independent Committee”) of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We expect to amortize less than $0.1 million of compensation expense under Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”) in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we will take remedial actions to make such employees, including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities currently estimated to be in the range of approximately $50 million to $55 million. Such actions may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of this 2007 Form 10-K for further discussion.
We May Be Subject to the Risks of Lawsuits in Connection With Our Historical Stock Option Practices, the Resulting Restatements, and the Remedial Measures We Have Taken.
     We, and our current and former directors and officers, may become the subject of government inquiries, shareholder derivative and class action lawsuits and other legal proceedings relating to our historical stock option practices and resulting restatements in the future. We have received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with our historical stock option practices, and threatening to sue if our Board of Directors does not comply with the stockholder’s demands. Our Board of Directors is currently reviewing the letter. We may also be subject to other kinds of lawsuits. Should any of these events occur, they could require us to expend significant management time and incur significant accounting, legal and other expenses. This could divert attention and resources from the operation of our business and adversely affect our financial condition and results of operations. In addition, the ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these potential lawsuits could result in significant expenditures.
     Subject to certain limitations, we are obliged to indemnify our current and former directors, officers and employees in connection with any government inquiry or litigation related to our historical stock option practices that may arise. We currently hold insurance policies for the benefit of our directors and officers, although there can be no assurance that the insurance would cover all of the expenses that would be associated with any proceedings.
Judgment and Estimates Utilized by Us in Determining Stock Option Grant Dates and Related Adjustments may be Subject to Change due to Subsequent SEC Guidance or Other Disclosure Requirements.
     In determining the restatement adjustments in connection with the stock option review, management used all reasonably available relevant information to form conclusions it believes are appropriate as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. We considered various alternatives throughout the course of the review and restatement, and we believe the approaches used were the most appropriate, and that the choices of measurement dates used in our review of stock option grant accounting and restatement of our financial statements were reasonable and appropriate in our circumstances. However, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past stock option grant measurement date errors that may require us to amend this filing or other filings with the SEC to provide additional disclosures pursuant to such additional guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our Common Stock from the NASDAQ Global Select Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, and results of operations.

We Have not Been in Compliance With SEC Reporting Requirements and NASDAQ Listing Requirements. If We are Unable to Attain Compliance With, or Thereafter Remain in Compliance With SEC Reporting Requirements and NASDAQ Listing Requirements, There may be a Material Adverse Effect on Our Business and Our Stockholders.
     As a consequence of the Independent Committee review of our historical stock option practices and resulting restatements of our financial statements, we have not been able to file our periodic reports with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Select Market. We have now filed this 2007 Form 10-K and we believe that this filing, together with the expected filing of the Quarterly Report on Form 10-Q as of and for the quarter ended September 23, 2007 (the “First Quarter 2008 Form 10-Q”) and the Quarterly Report on Form 10-Q as of and for the quarter ended December 23, 2007 (the “Second Quarter 2008 Form 10-Q”) with the SEC will remediate the Company’s non-compliance with Marketplace Rule 4310(c) (14), subject to the affirmative completion by the NASDAQ Stock Market Inc. (“NASDAQ”) of its compliance protocols and its notification to the Company accordingly. However, if NASDAQ disagrees with the Company’s position or if the SEC disagrees with the manner in which the financial impact of past stock option grants have been accounted for and reported, or not reported, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of the Company’s Common Stock from the NASDAQ Global Select Market.
          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements of this 2007 10-K for further discussion. Until we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements, the possibility of a NASDAQ delisting exists. If this happens, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.
          As a result of the delayed filings of our Quarterly Report on Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007, as well as of this 2007 Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
It may be Difficult or More Costly to Obtain Director and Officer Liability Insurance Coverage as a Result of Our Stock Option Restatement.
          The issues arising from our restatement may make it more difficult to obtain director and officer liability insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which could have an adverse effect on our financial results and cash flow. If we are unable to secure appropriate director and officer liability insurance coverage on reasonable terms, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. In that event, we believe we could have difficulty attracting and retaining qualified directors and officers, which could adversely affect our business.
Our Quarterly Revenues and Operating Results Are Unpredictable
     Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a single transaction can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:
•	economic conditions in the electronics and semiconductor industries generally and the equipment industry specifically;

•	the extent that customers use our products and services in their business;

•	timing of customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations, and/or acceptances;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	changes in import/export regulations;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities, and natural disasters;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	procurement shortages;

•	manufacturing difficulties;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	changes in our estimated effective tax rate;

•	new or modified accounting regulations and practices; and

•	exchange rate fluctuations.
     Further, because a significant amount of our R&D and administrative operations and capacity is located at our Fremont, California campus, natural, physical, logistical or other events or disruptions affecting these facilities (including labor disruptions, earthquakes, and power failures) could adversely impact our financial performance.
We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems
     System sales constitute a significant portion of our total revenue. Our systems can typically range in price up to approximately $6 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.
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
We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change
     Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability or quality problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully or new products that we introduce may fail in the marketplace. Our failure to complete commercialization of these new products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.
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
•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	export restrictions or other regulatory or legislative actions which limit our ability to sell those products to key customer or market segments;

•	an improved version of products being offered by a competitor in the market in which we participate;

•	increased pressure from competitors that offer broader product lines;

•	technological change that we are unable to address with our products; or

•	a failure to release new or enhanced versions of our products on a timely basis.
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
Strategic Alliances May Have Negative Effects on Our Business
     Increasingly, semiconductor companies are entering into strategic alliances with one another to expedite the development of processes and other manufacturing technologies. Often, one of the outcomes of such an alliance is the definition of a particular tool set for a certain function or a series of process steps that use a specific set of manufacturing equipment. While this could work to our advantage if Lam Research’s equipment becomes the basis for the function or process, it could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such function or process. In the latter case, even if Lam Research’s equipment was previously used by a customer, that equipment may be displaced in current and future applications by the tools standardized by the alliance.
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
We are Dependent Upon a Limited Number of Key Suppliers
     We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers sold us products during at least the last four years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, several of our suppliers are relatively new providers to us so that our experience with them and their performance is limited. Where practical, our intent is to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

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
Our Future Success Depends on International Sales and the Management of Global Operations
     Non-U.S. sales accounted for approximately 84% in fiscal year 2007, 86% in fiscal year 2006 and 84% in fiscal year 2005 of our total revenue. We expect that international sales will continue to account for a significant portion of our total revenue in future years.
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

     Certain international sales depend on our ability to obtain export licenses from the U.S. Government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, and the United States. Political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asia region. A significant trade disruption in these areas could have a material, adverse impact on our future revenue and profits.
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
     We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Japanese yen-denominated assets and forecasted Japanese yen-denominated revenue where we currently believe our primary exposure to currency rate fluctuation lies and will continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging our yen-denominated assets with currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we currently do not enter into such forward contracts for currencies other than the yen, and we therefore are subject to both favorable and unfavorable exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.
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
If We are Unable to Adjust the Scale of Our Business in Response to Rapid Changes in Demand in the Semiconductor Equipment Industry, Our Operating Results and Our Ability to Compete Successfully May be Impaired
     The business cycle in the semiconductor equipment industry has historically been characterized by frequent periods of rapid change in demand that challenge our management to adjust spending and resources allocated to operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures and in training, managing, and appropriately sizing our supply chain, our work force, and other components of our business on a timely basis. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. If we do not adequately meet these challenges, our gross margins and earnings may be impaired during periods of demand decline, and we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during periods of demand growth.
If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance
     An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, such as our March 2008 acquisition of SEZ Holding AG, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. We anticipate that our recent acquisition of SEZ will give rise to risks like these, as we integrate its operations with ours. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.
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
•	general market, semiconductor, or semiconductor equipment industry conditions;

•	global economic fluctuations;

•	variations in our quarterly operating results;

•	variations in our revenues or earnings from levels experienced by other companies in our industry or forecasts by securities analysts;

•	announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations, or introduction of new products;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	success or failure of our new and existing products;

•	liquidity of Lam Research;

•	disruptions with key customers or suppliers; or

•	political, economic, or environmental events occurring globally or in any of our key sales regions.
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

We Rely Upon Certain Critical Information Systems for the Operation of Our Business
     We maintain and rely upon certain critical Information Systems for the effective operation of our business. These Information Systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These Information Systems may be owned by us or by our outsource providers or even third parties such as vendors and contractors and may be maintained by us or by such providers and third parties. These Information Systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. To the extent that these Information Systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to address the outlined risks. However, security procedures for Information Systems cannot be guaranteed to be failsafe and our inability to use or access these Information Systems at critical points in time could unfavorably impact the timely and efficient operation of our business.
Intellectual Property and Other Claims Against Us Can be Costly and Could Result in the Loss of Significant Rights Which are Necessary to Our Continued Business and Profitability
     Third parties may assert infringement, unfair competition or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results. Moreover, although we seek to obtain insurance to protect us from claims and cover losses to our property, there is no guarantee that such insurance will fully indemnify us for any losses that we may incur.
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
We are Subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (the “Independent Registered Public Accounting Firm” or the “Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Independent Registered Public Accounting Firm’s attestation as to the effectiveness of our internal control over financial reporting as of June 24, 2007. In future years, if we fail to timely complete this assessment, or if our Independent Registered Public Accounting Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
Our Independent Registered Public Accounting Firm Must Confirm Its Independence in Order for Us to Meet Our Regulatory Reporting Obligations on a Timely Basis
     Our Independent Registered Public Accounting Firm communicates with us at least annually regarding any relationships between the Firm and Lam Research that, in the Firm’s professional judgment, might have a bearing on the Firm’s independence with respect to us. If, for whatever reason, our Independent Registered Public Accounting Firm finds that it cannot confirm that it is independent of Lam Research based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are held under operating leases expiring from fiscal years 2008 to 2014. These leases generally include options to renew or purchase the facilities. Please see additional information under the heading “Subsequent Events” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this 2007 Form 10-K regarding renewal of these leases and entry into additional leases. In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific and own a manufacturing facility located in Eaton, Ohio. Our fiscal year 2007 rental payments for the space occupied during that period aggregated approximately $11 million. Our facilities lease obligations are subject to periodic increases, and we believe that our existing facilities are well-maintained and in good operating condition.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this Item with respect to the market price of the Company’s Common Stock, number of holders thereof, and payment of dividends is incorporated by reference from Item 6, “Selected Financial Data”, below.
     In October 2004, we announced that our Board of Directors had authorized the repurchase of up to $250 million of our Common Stock from the public market or in private purchases. The terms of the repurchase program permitted us to repurchase shares through September 30, 2007. In August 2005, we announced that our Board of Directors had authorized the repurchase of an additional $500 million of our Common Stock from the public market or private purchase. The terms of the repurchase program permitted us to repurchase shares through September 30, 2008. In February 2007, we announced that our Board of Directors had authorized the repurchase of up to an additional $750 million of our Common Stock from the public market or private purchase. The terms of the repurchase program permitted us to repurchase shares at a pace determined by management. We completed the repurchase of all amounts available under our share repurchase authorizations during the quarter ended June 24, 2007. Share repurchases under the authorizations were as follows:

	Total Number		Total Number of Shares	Remaining Amount
	of Shares	Average	Purchased as Part of	Available Under
	Repurchased	Price Paid	Publicly Announced	the Repurchase
Period	(1)	per Share	Plans or Programs	Programs
	(in thousands, except per share data)
As of June 25, 2006	12,833	$32.59	12,833	$331,708
Quarter Ending September 24, 2006	27	40.20	—	$331,708
Quarter Ending December 24, 2006	1,452	51.83	1,447	$256,696
Additional authorization of up to $750 million — February 23, 2007	—	—	—	$1,006,696
Quarter Ending March 25, 2007	5,221	45.78	5,214	$768,006
March 26, 2007 - April 22, 2007	2,493	50.41	2,490	$642,458
April 23, 2007 - May 20, 2007	7,842	53.86	7,841	$220,135
May 21, 2007 - June 24, 2007	4,168	52.86	4,164	$—

Total	34,036	$44.13	33,989

(1)	In addition to shares repurchased under Board authorized repurchase programs and included in this column are approximately 47,000 shares which the Company withheld through net share settlements during fiscal year 2007 upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.

     The following graph compares the cumulative five-year total return to stockholders on Lam Research’s Common Stock relative to the cumulative total returns of the NASDAQ Composite Index and the RDG Semiconductor Composite Index. An assumed investment of $100 (with reinvestment of all dividends) is to have been made in our Common Stock and in each of the indices on June 30, 2002 and its relative performance is tracked through June 30, 2007.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*	$100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Item 6. Selected Financial Data
     The following tables include selected summary financial data for each of our last five fiscal years. As discussed in Note 3, “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements, our selected financial data as of and for the years ended June 25, 2006, June 26, 2005, June 27, 2004, and June 29, 2003, have been restated to correct our past accounting for stock option grants and other related adjustments. These data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data”, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this 2007 Form 10-K.

	Year Ended
	June 24,	June 25,	June 26,	June 27,	June 29,
	2007	2006	2005	2004	2003
		As reported	As reported	As reported	As reported
	(in thousands, except per share data)
OPERATIONS:
Total revenue	$2,566,576	$1,642,171	$1,502,453	$935,946	$755,234
Gross margin	1,305,054	827,394	764,092	431,049	303,829
Restructuring charges, net	—	—	14,201	8,327	15,901
Operating income (loss)	778,660	406,265	391,002	106,180	(5,385)
Loss on equity derivative contracts in Company stock (EITF 00-19)	—	—	—	—	(16,407)
Net income (loss)	685,816	335,755	299,341	82,988	(7,739)
Net income (loss) per share:
Basic	$4.94	$2.42	$2.17	$0.63	$(0.06)
Diluted	$4.85	$2.34	$2.10	$0.59	$(0.06)
BALANCE SHEET:
Working capital	$743,563	$1,140,143	$865,703	$519,782	$655,794
Total assets	2,101,605	2,313,344	1,448,815	1,198,626	1,198,275
Long-term obligations, less current portion	252,487	350,969	2,786	9,554	332,209

	Year Ended
	June 24,	June 25,	June 26,	June 27,	June 29,
	2007	2006	2005	2004	2003
		Adjustments	Adjustments	Adjustments	Adjustments
	(in thousands, except per share data)
OPERATIONS:
Total revenue	$—	$—	$—	$—	$—
Gross margin	—	(382)	(628)	(946)	(2,749)
Restructuring charges, net	—	—	—	—	—
Operating income (loss)	—	(1,497)	(2,860)	(9,387)	(15,384)
Loss on equity derivative contracts in Company stock (EITF 00-19)	—	—	—	—	—
Net income (loss)	—	(545)	(2,089)	(5,502)	(10,442)
Net income (loss) per share:
Basic	$—	$(0.00)	$(0.02)	$(0.04)	$(0.08)
Diluted	$—	$(0.00)	$(0.01)	$(0.04)	$(0.08)
BALANCE SHEET:
Working capital	$—	$(1,423)	$(28,333)	$(20,416)	$(16,923)
Total assets	—	14,038	23,534	23,492	20,043
Long-term obligations, less current portion	—	—	—	—	—
See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 for an explanation of these adjustments.

	Year Ended
	June 24,	June 25,	June 26,	June 27,	June 29,
	2007	2006	2005	2004	2003
		As restated	As restated	As restated	As restated
	(in thousands, except per share data)
OPERATIONS:
Total revenue	$2,566,576	$1,642,171	$1,502,453	$935,946	$755,234
Gross margin	1,305,054	827,012	763,464	430,103	301,080
Restructuring charges, net(1)	—	—	14,201	8,327	15,901
Operating income (loss)(2)	778,660	404,768	388,142	96,793	(20,769)
Loss on equity derivative contracts in Company stock (EITF 00-19)	—	—	—	—	(16,407)
Net income (loss)	685,816	335,210	297,252	77,486	(18,181)
Net income (loss) per share:
Basic	$4.94	$2.42	$2.16	$0.59	$(0.14)
Diluted(3)	$4.85	$2.33	$2.09	$0.54	$(0.14)
BALANCE SHEET:
Working capital	$743,563	$1,138,720	$837,370	$499,366	$638,871
Total assets	2,101,605	2,327,382	1,472,349	1,222,118	1,218,318
Long-term obligations, less current portion	252,487	350,969	2,786	9,554	332,209

(1)	Restructuring charges, net exclude restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin of $(1.7) million and $(1.0) million for fiscal years 2004 and 2003, respectively. Restructuring amounts included in cost of goods sold and reflected in gross margin primarily relate to the write-off of selected, older product line inventories in connection with our restructuring plans and partial recovery of the charges from the subsequent sale of a portion of such inventories. These restructuring charges/(recoveries) are included as a component of cost of goods sold in accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring” (EITF 96-9). There were no restructuring charges or recoveries included in cost of goods sold in fiscal years 2007, 2006, and 2005. Fiscal year 2005 restructuring charges consist only of additional liabilities related to prior restructuring plans.

(2)	Operating income during the fiscal years ended June 24, 2007 and June 25, 2006 includes $35.6 million and $24.0 million, respectively, of equity-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” at the beginning of fiscal year 2006.

(3)	Diluted net income per share for the fiscal year ended June 27, 2004 includes the assumed conversion of the convertible subordinated 4% notes. Accordingly, interest expense, net of taxes, of $3.2 million has been added back to net income for computing diluted earnings per share.

Unaudited Selected Quarterly Financial Data
Stock and Dividend Information:
          Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by The NASDAQ Stock Market, Inc., on any and all trading days during the respective quarter. As of March 10, 2008 we had 348 stockholders of record. In fiscal years 2007 and 2006 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends. During fiscal year 2007, we repurchased 21,156,586 shares of Common Stock at a total cost of $1.08 billion under terms of our repurchase programs discussed earlier in Item 5 of this 2007 Form 10-K thereby completing all currently available repurchase programs.

	Three Months Ended
	June 24,	March 25,	December 24,	September 24,
	2007	2007	2006	2006
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2007:
Total revenue	$678,519	$650,270	$633,400	$604,387
Gross margin	342,729	326,245	322,916	313,164
Operating income	200,349	188,973	194,505	194,833
Net income	170,231	164,741	167,326	183,518
Net income per share
Basic	$1.31	$1.17	$1.18	$1.29
Diluted	$1.28	$1.15	$1.15	$1.27
Price range per share	$46.58-$56.04	$43.10-$54.68	$42.06-$57.05	$36.66-$47.46
Number of shares used in per share calculations:

Basic	130,169	140,423	142,306	141,928
Diluted	132,868	143,052	145,346	144,850

	Three Months Ended
	June 25,	March 26,	December 25,	September 25,
	2006	2006	2005	2005
	As restated (1)	As restated (1)	As restated (1)	As restated (1)
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2006:
Total revenue	$525,596	$437,423	$358,245	$320,907
Gross margin	274,178	219,514	177,332	155,988
Operating income	159,445	109,652	76,411	59,260
Net income	122,448	86,002	77,481	49,279
Net income per share
Basic	$0.87	$0.61	$0.57	$0.36
Diluted	$0.85	$0.59	$0.54	$0.35
Price range per share	$41.54-$53.74	$35.44-$48.57	$28.37-$39.18	$27.77-$32.61
Number of shares used in per share calculations:

Basic	141,168	140,122	136,572	136,453
Diluted	144,708	144,743	142,439	141,760

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements

     The following tables reflect the impact of the restatement on the Company’s consolidated balance sheets for the first three quarters of fiscal 2007 and 2006, and on the consolidated statements of operations for the four quarters in fiscal 2006. There was no impact of the restatement on the consolidated statements of operations for the first three quarters of fiscal 2007.
Consolidated Statement of Operations

Quarter Ended June 25, 2006	As
(in thousands, except per share data)	reported	Adjustments (1)	As restated
Total revenue	$525,596	$—	$525,596
Cost of goods sold	251,445	(27)	251,418

Gross margin	274,151	27	274,178

Research and development	60,824	11	60,835
Selling, general and administrative	53,921	(23)	53,898

Total operating expenses	114,745	(12)	114,733

Operating income	159,406	39	159,445
Other income, net	9,398	—	9,398

Income before income taxes	168,804	39	168,843
Income tax expense	46,655	(260)	46,395

Net income	$122,149	$299	$122,448

Net income per share:
Basic net income per share	$0.87		$0.87

Diluted net income per share	$0.84		$0.85

Number of shares used in per share calculations:
Basic	141,168	—	141,168

Diluted	144,683	25	144,708

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

Quarter Ended March 26, 2006	As
(in thousands, except per share data)	reported	Adjustments (1)	As restated
Total revenue	$437,423	$—	$437,423
Cost of goods sold	217,769	140	217,909

Gross margin	219,654	(140)	219,514

Research and development	61,083	148	61,231
Selling, general and administrative	48,303	328	48,631

Total operating expenses	109,386	476	109,862

Operating income	110,268	(616)	109,652
Other income, net	7,828	—	7,828

Income before income taxes	118,096	(616)	117,480
Income tax expense	31,759	(281)	31,478

Net income	$86,337	$(335)	$86,002

Net income per share:
Basic net income per share	$0.62		$0.61

Diluted net income per share	$0.60		$0.59

Number of shares used in per share calculations:
Basic	140,122	—	140,122

Diluted	144,846	(103)	144,743

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

Quarter Ended December 25, 2005	As
(in thousands, except per share data)	reported	Adjustments (1)	As restated
Total revenue	$358,245	$—	$358,245
Cost of goods sold	180,735	178	180,913

Gross margin	177,510	(178)	177,332

Research and development	55,742	178	55,920
Selling, general and administrative	44,859	142	45,001

Total operating expenses	100,601	320	100,921

Operating income	76,909	(498)	76,411
Other income, net	9,308	—	9,308

Income before income taxes	86,217	(498)	85,719
Income tax expense	8,439	(201)	8,238

Net income	$77,778	$(297)	$77,481

Net income per share:
Basic net income per share	$0.57		$0.57

Diluted net income per share	$0.55		$0.54

Number of shares used in per share calculations:
Basic	136,572	—	136,572

Diluted	142,525	(86)	142,439

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statement of Operations

Quarter Ended September 25, 2005	As
(in thousands, except per share data)	reported	Adjustments (1)	As restated
Total revenue	$320,907	$—	$320,907
Cost of goods sold	164,828	91	164,919

Gross margin	156,079	(91)	155,988

Research and development	51,242	150	51,392
Selling, general and administrative	45,155	181	45,336

Total operating expenses	96,397	331	96,728

Operating income	59,682	(422)	59,260
Other income, net	8,488	—	8,488

Income before income taxes	68,170	(422)	67,748
Income tax expense	18,679	(210)	18,469

Net income	$49,491	$(212)	$49,279

Net income per share:
Basic net income per share	$0.36		$0.36

Diluted net income per share	$0.35		$0.35

Number of shares used in per share calculations:
Basic	136,453	—	136,453

Diluted	141,430	330	141,760

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

March 25, 2007	As
(in thousands)	reported	Adjustments (1)	As restated
ASSETS
Cash and cash equivalents	$494,807	$—	$494,807
Short-term investments	638,878	—	638,878
Accounts receivable, net	461,365	—	461,365
Inventories	228,435	—	228,435
Deferred income taxes	54,765	—	54,765
Prepaid expenses and other current assets	66,118	—	66,118

Total current assets	1,944,368	—	1,944,368

Property and equipment, net	107,388	—	107,388
Restricted cash	360,038	—	360,038
Deferred income taxes	28,672	24,486	53,158
Goodwill	55,892	—	55,892
Intangible assets, net	61,615	—	61,615
Other assets	51,897	—	51,897

Total assets	$2,609,870	$24,486	$2,634,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$142,814	$—	$142,814
Accrued expenses and other current liabilities	333,948	1,423	335,371
Deferred profit	166,109	—	166,109

Total current liabilities	642,871	1,423	644,294

Long-term debt	250,000	—	250,000
Other long-term liabilities	821	—	821

Total liabilities	893,692	1,423	895,115

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	137	—	137
Additional paid-in capital	1,078,130	88,908	1,167,038
Treasury stock	(720,555)	—	(720,555)
Accumulated other comprehensive loss	(6,600)	—	(6,600)
Retained earnings	1,365,066	(65,845)	1,299,221

Total stockholders’ equity	1,716,178	23,063	1,739,241

Total liabilities and stockholders’ equity	$2,609,870	$24,486	$2,634,356

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

December 24, 2006	As
(in thousands)	reported	Adjustments (1)	As restated
ASSETS
Cash and cash equivalents	$629,117	$—	$629,117
Short-term investments	574,845	—	574,845
Accounts receivable, net	456,427	—	456,427
Inventories	212,299	—	212,299
Deferred income taxes	40,799	—	40,799
Prepaid expenses and other current assets	43,169	—	43,169

Total current assets	1,956,656	—	1,956,656

Property and equipment, net	97,034	—	97,034
Restricted cash	415,038	—	415,038
Deferred income taxes	37,516	14,038	51,554
Goodwill	55,892	—	55,892
Intangible assets, net	64,641	—	64,641
Other assets	52,929	—	52,929

Total assets	$2,679,706	$14,038	$2,693,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$111,429	$—	$111,429
Accrued expenses and other current liabilities	350,140	1,423	351,563
Deferred profit	176,794	—	176,794

Total current liabilities	638,363	1,423	639,786

Long-term debt	300,000	—	300,000
Long-term liabilities less current portion	833	—	833

Total liabilities	939,196	1,423	940,619

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	142	—	142
Additional paid-in capital	1,032,946	78,460	1,111,406
Treasury stock	(486,003)	—	(486,003)
Accumulated other comprehensive loss	(6,900)	—	(6,900)
Retained earnings	1,200,325	(65,845)	1,134,480

Total stockholders’ equity	1,740,510	12,615	1,753,125

Total liabilities and stockholders’ equity	$2,679,706	$14,038	$2,693,744

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

September 24, 2006	As
(in thousands)	reported	Adjustment (1)	As restated
ASSETS
Cash and cash equivalents	$1,031,348	$—	$1,031,348
Short-term investments	233,284	—	233,284
Accounts receivable, net	379,869	—	379,869
Inventories	188,179	—	188,179
Deferred income taxes	47,206	—	47,206
Prepaid expenses and other current assets	40,714	—	40,714

Total current assets	1,920,600	—	1,920,600

Property and equipment, net	56,786	—	56,786
Restricted cash and investments	470,038	—	470,038
Deferred income taxes	38,533	14,038	52,571
Other assets	48,404	—	48,404

Total assets	$2,534,361	$14,038	$2,548,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$125,550	$—	$125,550
Accrued expenses and other current liabilities	305,571	1,423	306,994
Deferred profit	153,123	—	153,123

Total current liabilities	584,244	1,423	585,667

Long-term debt	350,000	—	350,000
Long-term liabilities less current portion	924	—	924

Total liabilities	935,168	1,423	936,591

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	142	—	142
Additional paid-in capital	983,253	78,460	1,061,713
Treasury stock	(410,718)	—	(410,718)
Accumulated other comprehensive loss	(6,483)	—	(6,483)
Retained earnings	1,032,999	(65,845)	967,154

Total stockholders’ equity	1,599,193	12,615	1,611,808

Total liabilities and stockholders’ equity	$2,534,361	$14,038	$2,548,399

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

March 26, 2006	As
(in thousands)	reported	Adjustments (1)	As restated
ASSETS
Cash and cash equivalents	$757,845	$—	$757,845
Short-term investments	233,528	—	233,528
Accounts receivable, net	319,150	—	319,150
Inventories	144,259	—	144,259
Deferred income taxes	50,813	—	50,813
Prepaid expenses and other current assets	34,173	—	34,173

Total current assets	1,539,768	—	1,539,768

Property and equipment, net	43,903	—	43,903
Restricted cash	85,038	—	85,038
Deferred income taxes	36,409	24,226	60,635
Other assets	33,707	—	33,707

Total assets	$1,738,825	$24,226	$1,763,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$107,142	$—	$107,142
Accrued expenses and other current liabilities	280,999	1,530	282,529
Deferred profit	119,168	—	119,168

Total current liabilities	507,309	1,530	508,839

Long-term liabilities less current portion	1,605	—	1,605

Total liabilities	508,914	1,530	510,444

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	140	—	140
Additional paid-in capital	896,437	88,840	985,277
Treasury stock	(386,101)	—	(386,101)
Accumulated other comprehensive loss	(10,811)	—	(10,811)
Retained earnings	730,246	(66,144)	664,102

Total stockholders’ equity	1,229,911	22,696	1,252,607

Total liabilities and stockholders’ equity	$1,738,825	$24,226	$1,763,051

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

December 25, 2005	As
(in thousands)	reported	Adjustments (1)	As restated
ASSETS
Cash and cash equivalents	$633,782	$—	$633,782
Short-term investments	258,463	—	258,463
Accounts receivable, net	279,185	—	279,185
Inventories	114,051	—	114,051
Deferred income taxes	64,724	—	64,724
Prepaid expenses and other current assets	30,288	—	30,288

Total current assets	1,380,493	—	1,380,493

Property and equipment, net	41,652	—	41,652
Restricted cash	85,038	—	85,038
Deferred income taxes	40,433	23,945	64,378
Other assets	34,655	—	34,655

Total assets	$1,582,271	$23,945	$1,606,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$73,363	$—	$73,363
Accrued expenses and other current liabilities	267,869	1,299	269,168
Deferred profit	97,959	—	97,959

Total current liabilities	439,191	1,299	440,490

Long-term liabilities less current portion	1,279	—	1,279

Total liabilities	440,470	1,299	441,769

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	138	—	138
Additional paid-in capital	828,836	88,455	917,291
Treasury stock	(317,883)	—	(317,883)
Accumulated other comprehensive loss	(14,067)	—	(14,067)
Retained earnings	644,777	(65,809)	578,968

Total stockholders’ equity	1,141,801	22,646	1,164,447

Total liabilities and stockholders’ equity	$1,582,271	$23,945	$1,606,216

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, other stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

September 25, 2005	As
(in thousands)	reported	Adjustments (1)	As restated
ASSETS
Cash and cash equivalents	$514,818	$—	$514,818
Short-term investments	273,998	—	273,998
Accounts receivable, net	220,955	—	220,955
Inventories	113,702	—	113,702
Deferred income taxes	64,077	—	64,077
Prepaid expenses and other current assets	35,386	—	35,386

Total current assets	1,222,936	—	1,222,936

Property and equipment, net	40,010	—	40,010
Restricted cash	85,038	—	85,038
Deferred income taxes	40,433	23,744	64,177
Other assets	36,257	—	36,257

Total assets	$1,424,674	$23,744	$1,448,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$56,898	$—	$56,898
Accrued expenses and other current liabilities	244,007	1,159	245,166
Deferred profit	63,744	—	63,744

Total current liabilities	364,649	1,159	365,808

Long-term liabilities less current portion	1,364	—	1,364

Total liabilities	366,013	1,159	367,172

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	136	—	136
Additional paid-in capital	760,868	—	760,868
Treasury stock	(255,966)	88,097	(167,869)
Accumulated other comprehensive loss	(12,382)	—	(12,382)
Retained earnings	566,005	(65,512)	500,493

Total stockholders’ equity	1,058,661	22,585	1,081,246

Total liabilities and stockholders’ equity	$1,424,674	$23,744	$1,448,418

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2007 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2007 Form 10-K ).
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (generally and in the semiconductor industry), supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for fiscal years 2007, 2006, and 2005 may not necessarily be indicative of future operating results.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2007 Form 10-K. MD&A consists of the following sections:
     Restatement of Previously Issued Financial Statements explains the results of the voluntary stock option review and related restatement of our financial statements.
     Executive Summary provides a summary of the key highlights of our results of operations
     Results of Operations provides an analysis of operating results
     Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements
     Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position
     Subsequent Events discusses events impacting our operations that have occurred after June 24, 2007
     Restatement of Previously Issued Financial Statements
     In this 2007 Form 10-K, the Company is restating its consolidated balance sheet as of June 25, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 25, 2006 and June 26, 2005 as a result of determinations from a voluntary independent stock option review conducted by the Independent Committee. The Company also recorded adjustments affecting previously-reported financial statements for fiscal years 1997 through 2004, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of June 27, 2004. This restatement is also described in the Explanatory Note to this 2007 10-K, immediately preceding Part I Item I and in Note 3, “Restatement of Consolidated Financial Statements”, to Consolidated Financial Statements. This 2007 Form 10-K also reflects the restatement of “Selected Financial Data” in Item 6 for the years ended June 25, 2006, June 26, 2005, June 27, 2004 and June 29, 2003. In addition, the Company is restating the unaudited quarterly condensed financial statements for interim periods of fiscal year 2006, and unaudited condensed balance sheets as of March 25, 2007, December 24, 2006 and September 24, 2006. There was no effect of the restatement on the consolidated statements of operations for the first three quarters of fiscal year 2007.
     Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed or furnished by Lam Research prior to January 24, 2008, and the related opinions of its Independent Registered Public Accounting Firm and all earnings press releases and similar communications issued by the Company prior to January 24, 2008 are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after January 24, 2008.
Independent Committee Review
     On July 18, 2007, the Company announced that its Board of Directors had initiated a voluntary independent review regarding the timing of and accounting for the Company’s past stock option grants and other related issues. The voluntary internal review arose after the Company’s Independent Registered Public Accounting Firm performed auditing procedures relating to the Company’s historical stock option grant programs and procedures as part of the firm’s fiscal year-end 2007 audit. The Board of Directors appointed a special committee consisting of two independent board members (the “Independent Committee”) to conduct a comprehensive review of the Company’s historical stock option practices. The Independent Committee promptly engaged independent outside legal counsel and forensic accountants to assist with the review. On December 21, 2007, the Company announced that the Independent Committee had reached a preliminary conclusion that the actual measurement dates for financial accounting purposes of certain stock option grants issued in the past differed from the recorded grant dates of such awards. Upon the recommendation of management and the Independent Committee, the Audit Committee of the Board of Directors concluded that the financial statements for fiscal years 1997 through 2005, and the interim periods contained therein should no longer be relied upon. The Independent Committee’s review was completed in February 2008.

Scope of the Independent Committee Review
     The review covered stock option grants awarded in fiscal years 1997 through 2005 (the “Review Period”). The scope of the review included evaluating 100% of “Company-wide” grants, director grants, Section 16 officer grants, and new hire grants, as well as a sampling of grants deemed “other grants”, representing approximately 94% of all stock option grants during the Review Period. This Review Period comprised approximately 16,000 separate stock option grants on approximately 500 separately recorded grant dates. These grants involved approximately 58 million underlying shares of Common Stock and included grants to domestic and international employees. Share amount have been adjusted as applicable to reflect the March 2000 3-for-1 stock split. The Independent Committee’s review also included procedures to identify potential modifications of stock option grants, and grants awarded to consultants, and testing of cash exercises. The Company had not awarded any Company-wide stock option grants since October 2002 and stopped issuing stock option grants during fiscal year 2005 and only issued restricted stock units (“RSUs”) thereafter. The Independent Committee did not include fiscal years 2006 and 2007 in the scope of its review based on several factors including but not limited to the fact that the Company only issued RSUs after fiscal year 2005 and the Company’s equity granting processes and controls had been documented and tested as part of its assessment of the operating effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002. Additionally, no information arose during the stock option review that would indicate a need to expand the scope of the review to include other periods.
     The Independent Committee’s review included the collection and processing of over 3.5 million electronic documents, which included hard drives and network share drives of numerous individuals, the Company’s network servers, and backup tapes. The Independent Committee’s advisors also collected and reviewed hard copy documents from numerous sources and conducted 61 interviews of 47 individuals, predominantly current or former directors, officers and employees of the Company.
Stock Option Review Results
     Consistent with applicable accounting literature and guidance from the SEC staff, the Company organized the grants during the review period into categories based on the grant type and the process by which the grant was finalized. The Company analyzed the evidence from the Independent Committee’s review related to each category including, but not limited to, physical documents, electronic documents, and underlying electronic data about documents. Based on the relevant facts and circumstances, the Company applied the applicable accounting standards to determine, for grants within each category, the proper measurement date. If the measurement date was not the originally recorded grant date, accounting adjustments were made as required, in some cases resulting in stock-based compensation expense and related tax effects. The significant majority of the measurement date changes result from stock options granted prior to fiscal year 2003. As a result of the findings of the review, the Company has recognized incremental stock-based compensation and associated payroll tax expense of $96.4 million on a pre-tax basis ($65.8 million after taxes) in the aggregate during fiscal years 1997 through 2006 which includes incremental stock-based compensation expense of $1.2 million recognized in accordance with SFAS No. 123R during fiscal year 2006.
     The Independent Committee also concluded that there was no intentional misconduct on the part of Company management or the Company’s independent directors. During its review of the Company’s historical stock option practices, the Independent Committee did not find evidence of any other financial reporting or accounting issues unrelated to stock-based compensation.
     Company-wide Grants
     Company-wide grants were awarded on ten dates during the Review Period, and are associated with approximately half of the shares underlying option grants encompassed in the review. These ten dates include grants issued on six dates for broad-based and primarily discretionary grants (“focal grants”), two grant dates that were formula-based grants (“supplemental grants”) and two grant dates designed to address certain previously granted stock options for which the exercise price was higher than the then-current fair value of the Company’s Common Stock (“cancel and replace grants”). As a result of its review, the Company determined that the actual measurement dates for certain stock option grants differed from the recorded grant dates. The Company determined that the actual measurement date, meaning when the required actions necessary to grant the option were completed, including the determination of the number of shares underlying the options to be granted to each employee and the exercise price, was the correct measurement date to determine what, if any stock-based compensation was appropriate. Any intrinsic value of the options on the measurement date, measured as the difference between the stated exercise price and the market price, has been recorded as compensation expense during the periods when employees were providing services in exchange for the options.
     With respect to the focal grants, the Company concluded that a process to determine the total number of shares underlying the options, grant date and exercise price generally commenced prior to the recorded grant date, but that in certain cases the specific allocation of those shares among the various option recipients was not finalized until after the original recorded grant date. To address these circumstances, the Company has revised the measurement date for accounting purposes for these option grants to a date after the original grant date, when the allocation of the shares was first known to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $61.2 million on a pre-tax basis as a result of these revised measurement dates.

     With respect to the supplemental grants, the Company determined that the general formula for determining the number of shares underlying the option grant to which each recipient would be entitled was not sufficiently finalized for accounting purposes at the original recorded grant date. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to the date when this formula was first known to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $5.6 million on a pre-tax basis as a result of these revised measurement dates.
     The cancel and replace grants involved recipients electing to exchange certain stock options, for which the exercise price was higher than the then-current fair value of the Company’s Common Stock, in return for a new grant of options. The Company determined that in both instances, the election deadline was after the recorded grant date. The measurement date should have been the later of the recorded grant date or the date of election because the elections were revocable up to the last day of the offer period. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to the last possible date of election. The Company has recognized stock-based compensation expense, net of forfeitures, of $0.2 million on a pre-tax basis as a result of these revised measurement dates.
     Grants to Directors and Section 16 Officers
     Director grants were awarded on ten dates during the stock option review period. Grants to directors were typically governed by the requirements of the underlying stock option plan documents, as grant dates and amounts were typically fixed by the respective stock option plan. There were instances when the grant dates were not consistent with dates fixed by the respective stock option plan. In all instances the grant date was within 1 to 3 days of the dates provided by the plan. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to the date as required by the stock option plan. The Company has recognized stock-based compensation expense, net of forfeitures, of $2.8 million on a pre-tax basis as a result of the revised measurement dates.
     Section 16 officer grants were awarded on 23 grant dates during the stock option review period. The Company determined that the actual measurement date, meaning when the required actions necessary to grant the option were completed, including the determination of the number of shares underlying the options to be granted to each employee and the exercise price, was the correct measurement date to determine the market price of the option shares. Any intrinsic value of the options on the measurement date, measured as the difference between the stated exercise price and the market price, has been recorded as compensation expense during the periods when employees were providing services in exchange for the options. In instances where the original recorded grant date was not consistent with the correct measurement date, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the number of shares underlying the options to be granted to each employee and the exercise price were first known to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $1.0 million on a pre-tax basis as a result of the revised measurement dates. Additionally, it was determined that for one grant the recorded grant price was based on an average of closing prices of the Company’s stock immediately prior to the grant date. The option plan under which this option was granted allowed for similar pricing. To address this circumstance the Company has recognized stock-based compensation expense of $2.1 million on a pre-tax basis for this grant, which was equal to the difference between the closing price of the stock on the date of grant and the originally recorded grant exercise price.
     Grants to Consultant
     The Company concluded that six granting actions to a non-employee consultant were incorrectly accounted for as employee as opposed to non-employee stock awards. To address this circumstance, the Company has recognized a stock-based compensation expense of $3.2 million on a pre-tax basis under “fair value” accounting in accordance with the requirements of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.
     Grants to New Hires
     New hire grants were generally approved prior to the employee’s hire date and granted as of the last day of the month of hire prior to calendar year 1999 and on the first day of the individual’s employment with the Company beginning in calendar year 1999. In instances where approval was not evidenced on or before the original recorded grant date, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the required approval was first evidenced, but not before the employee’s hire date. The Company has recognized stock-based compensation expense, net of forfeitures, of $1.7 million on a pre-tax basis as a result of these revised measurement dates.

     Other Grants
     For the remaining population reviewed of stock options granted during the stock option review period, the Company has concluded that certain actual measurement dates differed from the recorded grant dates primarily due to a lack of contemporaneous documentation evidencing approval as of the original recorded grant date. In these circumstances, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the shares underlying the options to be granted to each employee and the exercise price were first known to be finalized. The primary issue with these grants was that there was insufficient evidence to conclude that the specific allocation of those shares among the various grant recipients was finalized at the original recorded grant date. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the allocation of the shares underlying the options and exercise price was first known to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $8.2 million on a pre-tax basis as a result of these revised measurement dates.
Deemed Modifications to Stock Option Grants Connected with Terminations or Leaves of Absences
     Compensation expense was also recognized as a result of deemed modifications to certain employee stock option grant awards in connection with certain employees’ terminations or leaves of absence. Typically such modifications related to extensions of the time employees could exercise options following their termination of employment or that enabled the employee to vest in additional shares in relation to a leave of absence or subsequent to their termination, thus triggering a new measurement date under the accounting literature applicable at that time. The Company has recognized stock-based compensation expense, net of forfeitures, of $9.2 million on a pre-tax basis as a result of these new measurement dates.
     Use of Judgment
     The Company evaluated all available evidence for each individual grant within the scope of the independent review and the revised measurement dates represent the earliest date when the terms of the options granted to individual recipients were known with finality. The proposed measurement date for certain grants could not be determined with certainty based on available evidence. In light of the judgment used in establishing the measurement dates, alternate approaches to those used by the Company could have resulted in different stock-based compensation expense than that recorded by the Company in the restatements. While the Company has considered these alternative approaches, it believes its approach is the most appropriate under the circumstances.
     The Company prepared a sensitivity analysis to determine the hypothetical minimum and maximum compensation expense charge that it might have recorded for these grants if it had used different judgments to determine the revised measurement dates. The Company applied its sensitivity methodology on a grant date by grant date basis to examine the largest hypothetical variations in stock-based compensation expense within a reasonable range of possible measurement dates for each grant event.
     After developing the range for each grant event included in the Company’s sensitivity analysis, the Company selected the highest and lowest closing sale price of its Common Stock within the date range to determine the range of potential compensation expense adjustments for the grants. The Company then compared these aggregated amounts to the stock-based compensation expense that it recorded for the stock option grants analyzed. If the Company had used the highest closing sale price of its Common Stock within the date range for these grant events, its stock-based compensation expense adjustment relating to these grants would have increased, net of forfeitures, by approximately $30 million on a pre-tax basis. Conversely, had the Company used the lowest closing sale price of its Common Stock within the date range for the grants analyzed, its stock-based compensation expense adjustment relating to these grants would have decreased, net of forfeitures, by approximately $26 million on a pre-tax basis. Substantially all of the hypothetical increases or decreases of stock-based compensation expense resulting from the Company’s sensitivity analysis relates to periods prior to fiscal 2005.
Findings and Recommendations of the Independent Committee
     As a result of its review, the Independent Committee identified certain deficiencies relating to the Company’s historical practices and accounting with respect to stock options, including the following areas:
•	Historical Board and Compensation Committee procedures regarding the issuance and approval of stock option grants;

•	Historical coordination among departments relating to the administration of the stock option grant process;

•	Historical compliance with and application of accounting standards with respect to stock option grants;

•	Compliance with certain of the Company’s stock option plans; and

•	Historical record-keeping with respect to stock option grants.
     As a result of the deficiencies identified, the Independent Committee developed recommendations targeted at strengthening the Company’s processes with respect to equity compensation and relating accounting. These recommendations were presented to the Board of Directors on February 1, 2008 and include the areas of: approval authority for equity compensation awards; oversight and administration of the awards process; coordination among relevant departments; training with respect to equity compensation; and record-keeping. The Company is currently reviewing all of the Independent Committee’s recommendations as well as a potential timetable for implementation, but the Company believes that the substance of many of the recommendations of the Independent Committee have already been incorporated into the Company’s current equity compensation processes. This belief is consistent with the determination by the Independent Committee and the Company that the granting of RSUs after fiscal year 2005 was not within the scope of the Independent Committee review in part due to the documentation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002.

     The Independent Committee concluded that there was no intentional misconduct on the part of Company management or the Company’s independent directors.
Effect of Restatement on Consolidated Financial Statements
     The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, through its fiscal year ended June 26, 2005. Under APB Opinion No. 25, a non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual measurement date. Because certain of the Company’s options were assessed as having an exercise price below the market price on the actual measurement date based on the Company’s revised measurement dates as a result of the stock option review as more fully described above, there is a non-cash deferred compensation charge for each of these options under APB Opinion No. 25 equal to the number of shares underlying the options, multiplied by the difference between the exercise price and the market price on the actual measurement date. That deferred compensation expense is amortized over the vesting period of the option. The Company also recorded compensation expense under “fair value” accounting when applicable, for example, for the grants to the nonemployee consultant noted above.
     Commencing in its fiscal year ended June 25, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”. As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each option with a revised measurement date, as more fully described above, is equal to the fair value of the option on revised measurement date, amortized over the remaining service period of the option. The Company did not record these stock-based compensation expenses under APB Opinion No. 25 nor SFAS No. 123(R) related to its options based on the revised measurement dates in the Company’s previously issued financial statements, and that is why the Company is restating them in this filing. The Company restated its historical results of operations to record additional pre-tax, non-cash, stock-based compensation expense of (a) $94.0 million for the fiscal years ended June 30, 1997 through June 26, 2005 under APB Opinion No. 25 and other applicable accounting rules, and (b) $1.2 million for the year ended June 25, 2006 under SFAS No. 123(R). As of June 25, 2006, there was less than $0.1 million of remaining compensation expense to be recorded under SFAS No. 123(R) for stock options with revised measurement dates. In addition the Company recorded pre-tax payroll related tax expenses of $1.2 million through June 25, 2006.
     Diluted shares in fiscal years 2005 and 2006 also increased as a result of the adjustments for stock options with revised measurement dates. The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. As part of the restatement, the Company revised its treasury stock calculations in accordance with SFAS No. 128, “Earnings Per Share”. These calculations assume that (i) all dilutive options with revised measurement dates are exercised, (ii) the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical exercises, and (iii) any average unamortized deferred stock-based compensation is also used to repurchase shares.
     As described for each element above, the Company evaluated the impact of the restatements on its global tax provision. As a result, we recorded a cumulative tax benefit of $30.6 million through June 25, 2006. The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax assets, totaling $6.2 million at June 25, 2006, to reflect future tax deductions to the extent the Company believes such assets to be recoverable. Based on this review, the Company now believes that it should not have taken a United States tax deduction in prior years for stock option related amounts pertaining to certain executives under Internal Revenue Code (IRC) Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, the Company’s tax carryforward attributes have decreased by approximately $14.6 million as of June 25, 2006.
     For those stock option grants determined to have incorrect measurement dates for accounting purposes and that had been originally issued as incentive stock options, or ISOs, the Company recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the IRC and the regulations therein. The Company recorded expense and accrued liabilities for certain foreign payroll tax contingencies. The total payroll tax accrual was approximately $1.2 million for annual periods from our fiscal year 1997 through fiscal year 2006. This cumulative expense resulted from payroll tax expense recorded in prior periods has been partially offset by benefits relating to the expiration of the related statute of limitations.
     As a result of the restatement, the cumulative effect of the related after-tax expenses for the fiscal years ended June 30, 1997 through June 25, 2006 was $65.8 million, as compared to $96.4 million in pre-tax charges as previously discussed. These additional stock-based compensation and other expenses had no effect on the Company’s reported revenue, cash, cash equivalents or short-term investments for each of the restated periods. The Company has also restated the pro forma amortization of deferred stock-based employee compensation included in reported net income, net of tax, and total stock-based employee compensation expenses determined under fair value based method, net of tax, under SFAS No. 123 in Note 14, “Equity-Based Compensation Plans” to Consolidated Financial Statements to reflect the effect of the stock-based compensation expense resulting from the correction of these past stock option grants.

     As a result of the determinations from a voluntary independent stock option review, the Company considered the application of Section 409A of the IRC to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the liability of any and all employees, including the Company’s Chief Executive Officer and certain executive officers, with options subject to Section 409A. The liability is currently estimated to be in the range of approximately $50 million to $55 million. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.
The financial statement effect of the restatement of stock-based compensation expense and related payroll and income taxes, by year, is as follows (in thousands):

			Adjustment to
			income tax expense
	Adjustment to	Adjustment to	(benefit) relating to
	stock-based	payroll tax	stock-based	Total
Fiscal	compensation	expense	compensation and	restatement
Year	expense	(benefit)	payroll tax expense	expense

1997	$1,770	$—	$(668)	$1,102
1998	2,352	226	(219)	2,359
1999	5,291	136	(1,286)	4,141
2000	19,151	1,511	(6,953)	13,709
2001	23,395	220	(6,792)	16,823
2002	13,056	159	(4,082)	9,133
2003	15,739	(355)	(4,942)	10,442
2004	10,448	(1,061)	(3,885)	5,502

Cumulative through June 27, 2004	91,202	836	(28,827)	63,211

2005	2,724	136	(771)	2,089
2006	1,225	272	(952)	545

Total	$95,151	$1,244	$(30,550)	$65,845

     The financial statement effect of the restatement on previously reported stock-based compensation expense, including income tax effect by year, is as follows (in thousands):

	Stock-based			Income tax benefit	Restated stock-
	compensation		Stock-based	relating to restated	based
	expense, as	Stock-based	compensation	stock-based	compensation
Fiscal	previously	compensation	expense, as	compensation	expense, net of
Year	reported	expense adjustments	restated	expense	income tax

1997	$—	$1,770	$1,770	$(668)	$1,102
1998	—	2,352	2,352	(132)	2,220
1999	—	5,291	5,291	(1,234)	4,057
2000	—	19,151	19,151	(6,423)	12,728
2001	542	23,395	23,937	(6,961)	16,976
2002	1,724	13,056	14,780	(4,698)	10,082
2003	593	15,739	16,332	(5,116)	11,216
2004	3,167	10,448	13,615	(4,537)	9,078

Cumulative through June 27, 2004	6,026	91,202	97,228	(29,769)	67,459

2005	864	2,724	3,588	(1,086)	2,502
2006	22,768	1,225	23,993	(5,211)	18,782

Total	$29,658	$95,151	$124,809	$(36,066)	$88,743

     As a result of these adjustments, the Company’s audited consolidated financial statements and related disclosures as of June 25, 2006 and for each of the two years in the period ended June 25, 2006 have been restated. The Company also recorded adjustments affecting previously-reported financial statements for fiscal years 1996 through 2004, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of June 27, 2004.
Late SEC Filings and NASDAQ Delisting Proceedings
     On August 27, 2007, the Company received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of its 2007 Form 10-K, the Company was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Global Select Market. On November 7, 2007, the Company received an additional letter from NASDAQ of similar substance related to its First Quarter 2008 Form 10-Q. On January 14, 2008, the NASDAQ Listing Qualifications Panel granted the Company’s request for continued listing, provided that it filed a written summary of the Independent Committee’s findings with NASDAQ, as well as the 2007 Form 10-K and First Quarter 2008 Form 10-Q on or before February 13, 2007. On February 5, 2008, the Company received an additional letter from NASDAQ stating that, as a result of the delayed filing of its Second Quarter 2008 Form 10-Q, the Company was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Global Select Market. On February 8, 2008, the Company received a notice from the NASDAQ Listing and Hearings Review Council that advised the Company that any delisting determination by the NASDAQ Listing Qualifications Panel had been stayed pending further review by the Review Council. The Company was given until March 28, 2008 to submit additional information to assist the Review Council in its assessment of the Company’s listing status. On February 12, 2008, the Company filed a written summary of the Independent Committee’s findings with NASDAQ. The Company believes that the filing of this 2007 Form 10-K, together with the expected filing of the First Quarter 2008 Form 10-Q and the Second Quarter 2008 Form 10-Q, with the SEC will remediate the Company’s non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to the Company accordingly. However, if NASDAQ disagrees with the Company’s position or if the SEC disagrees with the manner in which the financial effect of past stock option grants have been accounted for and reported, or not reported, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of the Company’s Common Stock from the NASDAQ Global Select Market.

Costs of Restatement and Legal Activities
     During the first two quarters of fiscal year 2008, the Company incurred expenses totaling approximately $9.5 million for legal, accounting, tax and other professional services in connection with the Independent Committee’s review, the Company’s own internal review and recertification procedures, the preparation of the June 24, 2007 consolidated financial statements and the restated consolidated financial statements. There were no such expenses incurred as a result of the stock option review during fiscal year 2007.
Shareholder Litigation Relating to Historical Stock Option Practices
     We, and our current and former directors and officers, may become the subject of government inquiries, shareholder derivative and class action lawsuits and other legal proceedings relating to our historical stock option practices and resulting restatements in the future. We have received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with our historical stock option practices, and threatening to sue if our Board of Directors does not comply with the stockholder’s demands. Our Board of Directors is currently reviewing the letter. We may also be subject to other kinds of lawsuits. Should any of these events occur, they could require us to expend significant management time and incur significant accounting, legal and other expenses. This could divert attention and resources from the operation of our business and adversely affects our financial condition and results of operations. In addition, the ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these potential lawsuits could result in significant expenditures.

Executive Summary
     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in these areas to develop integrated processing solutions that typically benefit our customers through reduced cost, lower defect rates, enhanced yields, or faster processing time.
     The following summarizes certain key quarterly and annual financial information for the periods indicated below (in thousands, except per share data and percentages) and demonstrates the strength of our performance throughout fiscal year 2007:

	Three Months Ended				Year Ended
	June 24,	March 25,	December 24,	September 24,	June 24,
	2007	2007	2006	2006	2007
Revenue	$678,519	$650,270	$633,400	$604,387	$2,566,576
Gross margin	342,729	326,245	322,916	313,164	1,305,054
Gross margin as a percent of total revenue	50.5%	50.2%	51.0%	51.8%	50.8%
Net income	170,231	164,741	167,326	183,518	685,816
Diluted net income per share	$1.28	$1.15	$1.15	$1.27	$4.85
     Our demonstrated performance and our business model, which utilizes the capabilities of outsource providers, enables us to focus on new and existing product development, sales and marketing, and customer support. We are executing to the near-term production requirements of our customers, targeted to expand our leadership position in etch, leverage our etch expertise into adjacent markets and meet our objective of delivering best-in-class financial performance over the long term.
     Fiscal year 2007 shipments were approximately $2.6 billion. Fiscal year 2007 revenues increased 56% compared to fiscal year 2006 revenues reflecting the increase in customer demand which we believe included market share gains in both the dielectric and conductor product segments of the etch market, with positive revenue momentum in all regions.
     Gross margin as a percent of revenues remained greater than 50% for the third consecutive year and increased sequentially to 50.8% compared to fiscal year 2006 gross margin of 50.4%.
     Our fiscal 2007 performance is demonstrated by the significant increase in operating margin to 30.3% compared with 24.6% in fiscal year 2006, a sequential increase of 92% compared to the 56% growth in revenue. Total operating expenses increased 25% during fiscal year 2007 compared to fiscal year 2006, driven by discretionary investments related to our multi-product and adjacent market expansion plans. These investments included increased compensation costs as we expanded our headcount to support our growth plans during fiscal year 2007 by more than 20% to approximately 2,900 employees. Incentive-based compensation levels grew consistent with our strong performance in profitability and share price. We also invested in discretionary spending on supplies and materials to support our new product development and customer evaluation activities.
     Equity-based compensation expense recognized during fiscal year 2007 in cost of goods sold and operating expenses was $6.4 million and $29.1 million, respectively compared to $5.4 million and $18.6 million, respectively, in the prior year. The fiscal year 2007 increase reflects the addition of our 2007 restricted stock unit focal grant which was awarded at a higher stock price than the prior year focal grant.
     Worthy of note is the growth in cash flows from operating activities during fiscal year 2007 which more than doubled from fiscal year 2006 performance to $823.6 million representing approximately 32% of revenues, an increase of 124.2% sequentially.
Results of Operations
Shipments and Backlog

	Three Months Ended				Year Ended
	June 24,	March 25,	December 24,	September 24,	June 24,
	2007	2007	2006	2006	2007
Shipments (in millions)	$694	$620	$645	$640	$2,599
     During fiscal year 2007, 300 mm applications represented approximately 88% of total etch systems shipments, and 94% of etch systems shipments were for applications at less than or equal to the 90 nm technology node. We classify total etch systems shipments market segmentation for fiscal year 2007 as Memory at approximately 73%, Foundry at 15%, and IDM Logic/Other at 12%.
     Unshipped orders in backlog as of June 24, 2007 were approximately $642.6 million. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes. Please refer to “Backlog” in Part I Item 1, “Business” of this 2007 Form 10-K for additional information on our backlog policy.

Revenue

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
Revenue (in thousands)	$2,566,576	$1,642,171	$1,502,453

North America	16%	14%	16%
Europe	9%	13%	12%
Asia Pacific	18%	12%	19%
Taiwan	22%	17%	19%
Korea	21%	22%	19%
Japan	14%	22%	15%
     The increase in revenues during fiscal years 2007 and 2006 reflected an improved market environment which was evidenced by expanded levels of capital investments by semiconductor manufacturers and our market share expansion. We believe we gained market share in both the dielectric and conductor product segments of the etch market over this period, with strong revenue performance in Taiwan, China, North America, and Korea during fiscal year 2007 and in Japan and Korea during fiscal year 2006. The increase in revenues was correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continued to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in that region. Our deferred revenue balance increased to $295.5 million as of June 24, 2007 compared to $229.7 million as of June 25, 2006, as shipments outpaced revenues during fiscal year 2007. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $51 million as of June 24, 2007; these shipments are classified as inventory at cost until title transfers.
Gross Margin

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands, except percentages)
Gross Margin	$1,305,054	$827,012	$763,464
Percent of total revenue	50.8%	50.4%	50.8%

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements.
     Gross margin as a percent of revenue during fiscal year 2007 remained greater than 50% for the third consecutive year and increased sequentially to 50.8% for fiscal year 2007. The increase in gross margin as a percent of revenue for fiscal year 2007 compared with fiscal year 2006 was primarily driven by improved utilization of factory and field resources on higher business volumes partially offset by product and customer mix and implementation of a targeted consumable spare parts price-reduction strategy focused on preserving and building market share and strengthening customer trust in our efforts to support their cost-reduction roadmaps.
     The decrease in gross margin as a percent of revenue during fiscal year 2006 compared with fiscal year 2005 was affected by the inclusion of equity-based compensation as a result of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) of $5 million, or 0.3%. The impact of unfavorable product mix was generally offset by improved installation and warranty performance, and improved factory utilization which was facilitated by higher volumes.

Research and Development

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands, except percentages)
Research & Development (R&D)	$285,348	$229,378	$195,289
Percent of total revenue	11.1%	14.0%	13.0%
(1) See Note 3 “ Restatements of Consolidated Financial Statements ” to Consolidated Financial Statements.
     We continue to invest significantly in research and development focused on leading-edge plasma etch and our portfolio of new products. The growth in absolute spending levels during fiscal year 2007 compared to fiscal year 2006 included expected increases of approximately $22 million in engineering material supplies and outside services targeting etch, new and product growth objectives, $18 million in salary and benefits costs for planned increases in headcount and employee base compensation supporting that same strategy, $6 million in incentive-based compensation driven by higher profit levels and $6 million in equity-based compensation. Approximately 33% of fiscal year 2007 systems revenues were derived from products introduced over the previous two years.
     The growth in absolute spending levels during fiscal year 2006 compared to fiscal year 2005 was primarily due to approximately $19 million in increased supplies and outside services, $8 million in increased equity-based compensation expense, and $4 million in increased salary and benefit costs due to planned increases of employee base compensation and increased headcount.
Selling, General and Administrative

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$241,046	$192,866	$165,832
Percent of total revenue	9.4%	11.7%	11.0%
(1) See Note 3 “ Restatements of Consolidated Financial Statements ” to Consolidated Financial Statements.
     The increase in SG&A expenses during fiscal year 2007 compared with the prior year was driven by increases of $20 million in incentive-based compensation triggered by higher profits and stock price, approximately $15 million in salary and benefit costs for planned increases in headcount and employee base compensation, and $5 million in equity-based compensation.
     The increase in SG&A expenses during fiscal year 2006 compared with the prior year was driven by increases in salary and benefits costs of approximately $4 million due to planned increases of employee base compensation and increased headcount. Increases in incentive-based cash compensation of approximately $7 million were principally due to our long-term executive compensation program implemented during fiscal year 2006 and equity-based compensation was approximately $8 million. Fiscal year 2005 SG&A expenses were lower primarily due to the March 2005 receipt of an $8 million tax refund from the California State Board of Equalization for previously paid sales and use tax.
Other Income (Expense), Net
     Other income (expense), net, consisted of the following:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(in thousands)
Interest income	$71,666	$38,189	$17,537
Interest expense	(17,817)	(677)	(1,413)
Foreign exchange loss	(1,512)	(1,458)	(1,175)
Debt issue cost amortization	—	(368)	—
Equity method investment losses	—	—	(205)
Equity method investment impairment	—	—	(445)
Gain on sale of other investments	3,000	—	—
Charitable contributions	(1,500)	(1,000)	(5,500)
Favorable legal judgment	15,834	—	—
Other, net	(608)	336	(679)

	$69,063	$35,022	$8,120

     The increase in interest income during fiscal year 2007 compared with the prior year is primarily due to increases in our average balances of cash and cash equivalents, short-term investments, and restricted cash and investments throughout fiscal year 2007 and to a lesser extent, increases in interest rate yields. Although the average total cash and cash equivalents and short-term investments balances increased throughout the year, the balances at the end of fiscal year 2007 decreased by approximately $490 million compared to the prior year, primarily due to share repurchase activity of approximately $1.1 billion throughout fiscal year 2007, of which approximately $768 million occurred during the June 2007 quarter.
     The increase in interest expense during fiscal year 2007 was due to the $350 million of long-term debt entered into by our wholly-owned subsidiary on June 16, 2006 to facilitate the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (AJCA). The balance of our long-term debt was $250 million as of June 24, 2007.
     In June 2007 we recognized a gain of $3.0 million related to the sale of a private equity investment.
     The favorable legal judgment of $15.8 million during fiscal year 2007 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam Research during the quarter ended September 24, 2006.
     The sequential increase in interest income during fiscal year 2006 compared to fiscal year 2005 was due to the combined effect of increased cash and cash equivalents, short-term securities, and restricted cash and investments balances as well as increases in interest rate yields. The Company’s total balances of cash, cash equivalents, short-term securities, and restricted cash and investments, increased approximately $626 million from fiscal year 2005. This increase included the Company’s wholly-owned subsidiary’s drawdown against a $350 million Credit Agreement to support the Company’s foreign earnings repatriation of $500 million under the AJCA. The remaining increase of $276 million was primarily driven by $367 million from cash flows from operating activities.
Income Tax Expense
     Our annual income tax expense was $161.9 million, $104.6 million and $99.0 million, in fiscal years 2007, 2006, and 2005, respectively. Our effective tax rate for fiscal years 2007, 2006, and 2005 was 19.1%, 23.8% and 25.0%, respectively. The decrease in our effective tax rate in fiscal year 2007 was due to the change in the geographical mix of income in jurisdictions with a lower tax rate as well as certain discrete events resulting in a net tax benefit of $21.5 million, or 2.5% benefit on the effective tax rate. These discrete events included favorable adjustments for previously estimated tax liabilities upon the filing of the Company’s U.S. and certain foreign income tax returns, the reversal of tax reserves with respect to certain transfer pricing items now settled and an increased benefit related to the extension of the federal research credit as it pertains to the Company’s fiscal year 2006. These favorable adjustments were partially offset by an increase in tax expense related to the application of foreign tax rulings.
     The fiscal year 2006 effective tax rate was 23.8%, compared to the fiscal year 2005 effective tax rate of 25.0%, and reflects the increase in income in jurisdictions with a lower tax rate, the realization of state R&D tax credits not previously benefited, favorable tax rulings on prior year tax returns filed and the reversal of tax reserves with respect to the agreement of a bilateral advanced pricing arrangement. These favorable adjustments for the year were partially offset by a discrete event for the repatriation during fiscal year 2006 of a $500 million extraordinary dividend under the American Jobs Creation Act of 2004, combined with the impact of the accounting for equity-based awards in accordance with SFAS No. 123R and the deductibility of those awards in some jurisdictions, and the expiration of the research tax credit on December 31, 2005.
Deferred Income Taxes
     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our gross deferred tax assets, primarily comprised of reserves and accruals that are not currently deductible and tax credit carryforwards, were $123.3 million and $133.3 million at the end of fiscal years 2007 and 2006, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $34.2 million and $27.1 million at the end of fiscal years 2007 and 2006, respectively.
     Deferred tax assets decreased in fiscal year 2007 primarily due to the utilization of tax credits, adjustments for previously estimated tax liabilities upon the filing of income tax returns in various jurisdictions, the impact of certain elections related to foreign tax rulings, the conclusion of negotiations on certain transfer pricing items, and the incremental tax benefit related to stock-based compensation deductions.
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

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.
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
     Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Revenue from multiple-element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.
     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs which approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail. Transfer of title for shipments to Japanese customers generally occurs at time of customer acceptance.
     Standard costs are reassessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor utilization levels, methods of manufacturing, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our consolidated financial statements.
     Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Generally, obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value if less than cost. Inherent in the estimates of market value are management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses, and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.
     Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We offer standard warranties for our systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record keeping.
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
     We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies that require recognition in our consolidated statements of operations. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS No. 123R.
     In connection with our restatement of the consolidated financial statements, we have applied judgment in choosing whether to revise measurement dates and if revised which measurement date to select for prior option grants. Information regarding the restatement is set forth above in “Restatement of Previously Issued Financial Statements” and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.
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
     Goodwill and Intangible Assets: We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (SFAS No. 142). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We review goodwill for impairment at least annually. In addition, we review goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of June 25, 2007. As a result of the adoption of FIN 48, we expect to decrease the recorded liability for unrecognized tax benefits by approximately $26.2 million as well as reclass approximately $64.4 million from current to non-current income taxes payable. We expect the cumulative effect of adopting FIN 48 to be a $17.6 million increase to our opening retained earnings in the first quarter of fiscal year 2008.
     In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. We applied the provisions of SAB 108 beginning in the first quarter of fiscal year 2007.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. We are currently evaluating the impact, if any, of adopting the provisions of SFAS No. 157 on our financial position, results of operations and liquidity.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS No. 159 beginning June 30, 2008 and are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We expect to adopt SFAS No. 141R beginning in fiscal year 2010 and are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

Liquidity and Capital Resources
     As of June 24, 2007, we had approximately $1.0 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments compared with $1.5 billion at June 25, 2006. During fiscal year 2007, we generated $823.6 million in cash from operating activities, which supported the use of $1.1 billion in stock repurchases, $177.1 million to fund the acquisition of the silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. (Bullen), and $100.0 million repayment of our long-term debt.
Cash Flows from Operating Activities
     Net cash provided by operating activities of $823.6 million during fiscal year 2007 consisted of (in millions):

Net income	$685.8
Non-cash charges:
Depreciation and amortization	38.1
Equity-based compensation	35.6
Net tax benefit on equity-based compensation plans	17.4
Deferred income taxes	17.1
Change in other working capital accounts	29.0
Other	0.6

$823.6

     Significant changes in assets and liabilities included increases in deferred profit of $51.1 million due to increased volume of shipments, $44.8 million in accrued expenses primarily due to increased incentive-based compensation on higher profit levels, and an increase in accounts payable of $9.1 million. These amounts were partially offset by an increase in inventories of $56.3 million on increased business volume, an increase in prepaid expenses and other assets of $19.2 million on a pre-tax basis due to certain supply arrangement and taxes receivable.
Cash Flows from Investing Activities
     Net cash used for investing activities during fiscal year 2007 was $82.8 million and included the acquisition of Bullen assets of $177.1 million and capital expenditures of $60.0 million partially offset by the reclassification of $110.0 million from restricted cash and investments due to the repayment of $100.0 million of our long-term debt and $45.2 million in net sales of short-term investments.
Cash Flows from Financing Activities
     Net cash used for financing activities during fiscal year 2007 was $1.1 billion in total reflecting $1.1 billion of stock repurchases thereby completing all available share repurchase authorizations. We also made payments on our long-term debt and capital leases of $100.2 million. Partially offsetting these uses of cash were $60.6 million from the issuance of our Common Stock related to employee equity-based plans, and $45.0 million of excess tax benefit on equity-based compensation plans which represents the benefits of tax deductions in excess of the compensation cost recognized.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 24, 2007 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures through at least the next 12 months.
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

Off-Balance Sheet Arrangements and Contractual Obligations
     We have certain obligations, some of which are recorded on our balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on our consolidated balance sheet include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include certain contractual relationships and are presented as operating leases and purchase obligations in the table below. Our combined contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table as of June 24, 2007:

			Long-term
	Operating	Purchase	Debt and
	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$86,543	$178,815	$13,851	$279,209
1-3 years	6,117	62,253	27,401	95,771
3-5 years	1,745	29,792	263,738	295,275
Over 5 years	1,743	39,273	—	41,016

Total	$96,148	$310,133	$304,990	$711,271

Operating Leases
     We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases that expire at various dates through 2021. Certain of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.
     Included in the operating leases less than 1 year section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of June 24, 2007 in separate, specified certificates of deposit and interest-bearing accounts that are recorded as restricted cash and investments in our Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us. We obtained compliance waivers from the lessor with respect to our obligation to deliver financial statements to the lessor under the terms provided in the lease agreements. Please see additional information in “Subsequent Events” below regarding renewal of the leases noted above and entry into additional leases.
     The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 24, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses and properly segregated and controlled, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At June 24, 2007, vendor-owned inventories held at our locations and not reported as our inventory were $27.4 million.

Long-Term Debt and Interest Expense
     On June 16, 2006, our wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the LRI Credit Agreement). Under the LRI Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the LRI Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread (applicable margin) ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the LRI Credit Agreement. LRI may prepay the loan under the LRI Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The amounts in the table above include the remaining principal payment of $250 million due on June 19, 2011 and interest payments estimated based on the current LIBOR rate in effect as of June 24, 2007 of 5.320% and applicable margin of ten basis points. $100.0 million of the original $350.0 million debt was repaid during fiscal year 2007. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt. Please see additional information under “Subsequent Events” below regarding termination of the LRI Credit Agreement and our entry into a new credit agreement.
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
     We lease several facilities at our headquarters location in Fremont, California. As part of certain of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of June 24, 2007 in separate, specified certificates of deposit and interest-bearing accounts that are recorded as restricted cash and investments in our Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us. We obtained compliance waivers from the lessor with respect to our obligation to deliver financial statements to the lessor under the terms provided in the lease agreements. Please see additional information under “Subsequent Events” below for renewal of the leases noted above and entry into additional leases.
     We have issued certain indemnifications to our lessors under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 24, 2007, we have not recorded any liability on our financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     On June 16, 2006, our wholly-owned subsidiary, LRI, as borrower, entered into the $350 million LRI Credit Agreement. In connection with the LRI Credit Agreement, we entered into a Guarantee Agreement (the “Guarantee Agreement”) guaranteeing the obligations of LRI under the LRI Credit Agreement. Our obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of our obligations under the Guarantee Agreement, representing $275.0 million at June 24, 2007 as we had paid down $100.0 million of the existing debt during fiscal year 2007. This collateral is reflected in the balance of restricted cash and investments in our Consolidated Balance Sheet. We obtained compliance waivers from the lender with respect to our obligation to deliver financial statements to the lender under the terms provided in the Guarantee Agreement. Please see additional information under “Subsequent Events” below regarding termination of the LRI Credit Agreement and the Guarantee Agreement, our entry into a new credit agreement, and the entry of our wholly-owned subsidiary Bullen Semiconductor Corporation into a new guarantee agreement with respect to the new credit agreement.
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
     We offer standard warranties on our systems that run generally for a period of 12 months from system acceptance not to exceed 14 months from the date of shipment of the system to the customer. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Subsequent Events
     SEZ Transaction: On March 11, 2008, we completed the tender offer for the outstanding shares of SEZ Holding AG (“SEZ”), the leading supplier of single-wafer clean technology and products to the global semiconductor manufacturing industry. Upon the completion of the tender, we acquired approximately 94% of the outstanding shares of SEZ. We expect to take additional steps as necessary to acquire the SEZ shares that remain outstanding.
     The tender offer was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ (the “Transaction Agreement”). Under the terms of the Transaction Agreement, we acquired all shares of SEZ that were tendered in the offer at a price of CHF 38 per share in cash, for a total price of CHF 606 million, which approximated US$584 million.
     In December 2007, we purchased a call option with a notional amount of approximately CHF 641 million to hedge the currency exposure in connection with the anticipated purchase of the shares of SEZ as noted above. The call option premium cost was $10.3 million. The mark-to-market value of the fair value of the call option as of December 23, 2007 was $3.1 million resulting in a $7.2 million unrealized loss recorded in other income (expense), net in our condensed consolidated statements of operations for the quarter ended December 23, 2007. In February 2008 we extended the expiration date of the call option at an additional premium cost of $2.4 million. We exercised the call option during March 2008 which resulted in a gain of $40.7 million which we will record in other income (expense), net in our condensed consolidated statements of operations for the quarter ending March 30, 2008.
     Operating Leases: On December 18, 2007, we entered into a series of two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. On December 21, 2007, we entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at our headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement.
     The Operating Leases (and associated documents for each Operating Lease) were entered into by us and BNP Paribas Leasing Corporation (“BNPPLC”).
     Each Livermore Lease facility has an approximately seven-year term (inclusive of an initial construction period during which BNPPLC’s and our obligations will be governed by the Construction Agreement entered into with regard to such Livermore Lease facility) ending on the first business day in January, 2015. Total scheduled rent payments under the Livermore Leases are estimated to be approximately $25.7 million in the aggregate (based on one-month LIBOR rates at the time of entering into the leases), following completion of improvements to each property.
     Each New Fremont Lease has an approximately seven-year term ending on the first business day in January, 2015. Total scheduled rent payments under the New Fremont Leases are approximately $32.4 million in the aggregate (based upon three-month LIBOR rates at the time of entering into the leases).
     Under each Operating Lease, we may, at our discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Lease for an amount approximating the sum required to prepay the amount of BNPPLC’s investment in the property and any accrued but unpaid rent. Any such amount may also include an additional make-whole amount for early redemption of the outstanding investment, which will vary depending on prevailing interest rates at the time of prepayment.
     We are required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts with BNPPLC (or a third party, currently State Street Bank and Trust, with regard to the Livermore Leases) as security for our obligations under the Operating Leases.
     Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. We have guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by us under the Operating Leases is no more than approximately $141.8 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $165.0 million plus related indemnification or other obligations).
     Under each Operating Lease and its associated documents, we are subject to a financial covenant requiring us to maintain unrestricted cash, unencumbered cash investments, and unencumbered marketable securities of at least $300.0 million (not including the collateral maintained as security for our obligations under the Operating Leases).
     The Operating Leases are subject to customary default provisions, including, without limitation, those relating to payment defaults under the Operating Leases and associated documents, payment defaults under other indebtedness of us, performance defaults under the Operating Leases (including cross-defaults between each of the Operating Leases), and events of bankruptcy. In the event that such defaults occur and are continuing, BNPPLC may accelerate repayment of a portion or all of its investment under the applicable Operating Leases; alternatively, BNPPLC may require us to pay all amounts due under one or more Operating Leases through the end of the term of the applicable Operating Leases.

     Credit Agreements: On March 3, 2008, we, as borrower, entered into a Credit Agreement, dated as of March 3, 2008 (the “Credit Agreement”) with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Bullen Semiconductor Corporation, our wholly-owned domestic subsidiary(“Bullen”), entered into a guarantee (the “Bullen Guarantee”) to guarantee our obligations under the Credit Agreement. In connection with the Credit Agreement, we and Bullen entered into certain collateral documents (collectively, the “Collateral Documents”) including a Security Agreement by us (the “Security Agreement”), a Security Agreement by Bullen (the “Bullen Security Agreement”), a Pledge Agreement by us (the “Pledge Agreement”) and other Collateral Documents to secure our obligations under the Credit Agreement. The Collateral Documents encumber current and future accounts receivables, inventory, equipment and related assets of us and Bullen, as well as 100% of our ownership interest in Bullen and 65% of our ownership interest in Lam Research International BV, our wholly-owned subsidiary. In addition, any future domestic subsidiaries of us will also enter into a similar guarantee and collateral documents to encumber the foregoing type of assets.
     Under the Credit Agreement, we borrowed $250 million in principal amount for general corporate purposes. The loan under the Credit Agreement is a non-revolving term loan with the following repayment terms: (a) $12.5 million of the principal amount due on each of (i) September 30, 2008, (ii) March 31, 2009 and (iii) September 30, 2009 and (b) the payment of the remaining principal amount on March 6, 2010. The outstanding principal amount bears interest at LIBOR plus 0.75% per annum or, alternatively, at the Agent’s “prime rate.” We may prepay the loan under the Credit Agreement in whole or in part at any time without penalty. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants (including maximum leverage ratio, minimum liquidity and minimum EBITDA).
     As a condition to funding under the Credit Agreement, the outstanding balance ($250 million) under the LRI Credit Agreement was repaid in full. LRI is our wholly-owned subsidiary. In addition, the Guarantee Agreement was also terminated. Our obligations under the Guarantee Agreement were fully collateralized by cash and cash equivalents.
     Section 409A: As a result of the determinations from a voluntary independent stock option review, the Company considered the application of Section 409A of the IRC to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the liability of any and all employees, including the Company’s Chief Executive Officer and certain executive officers, with options subject to Section 409A. The liability is currently estimated to be in the range of approximately $50 million to $55 million. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and variable rate long-term debt. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal amounts and related weighted-average tax equivalent interest rates by year of maturity for our investment portfolio at June 24, 2007 and June 25, 2006:

									June 25,
	June 24, 2007								2006
	Fiscal Year Ending
	June 29,	June 28,	June 27,	June 26,	June 24,
	2008	2009	2010	2011	2012	There-after	Total	Fair Value	Total
	(in thousands, except percentages)
Cash equivalents
Principal Amount with variable rate - Money Market Fund	$529,968						$529,968	$529,968	730,887
Average rate	5.24%						5.24%		4.95%

Principal Amount with fixed rate — Securities	$—						$—		113,566
Average rate									5.10%

Short-term investment
Principal Amount with fixed rate	$30,636	$28,829	$15,761	$6,979	$8,482	$6,859	$97,546	$96,724	142,331
Average rate	4.68%	4.98%	4.69%	5.16%	5.07%	4.64%	4.85%		4.19%

Restricted Cash/Investments
Principal Amount with fixed rate — Time Deposit	$85,038						$85,038	$85,038
Average rate	5.25%						5.25%

Principal Amount with variable rate - Auction Rate Notes/VRDN	$12,100	$1,000					$13,100	$13,096	70,575
Average rate (taxable equivalent yield)	3.87%	5.73%					4.24%		5.64%
Principal Amount with fixed rate - Restricted Securities	$50,696	$96,759	$65,231	$28,992	$16,610	$4,869	$263,157	$261,904	400,450
Average rate (taxable equivalent yield)	3.67%	3.00%	3.66%	3.82%	3.89%	4.53%	3.68%		5.12%

Total investment securities	$708,438	$126,588	$80,992	$35,971	$25,092	$11,728	$988,809	$986,730	1,457,809

Average rate	4.45%	3.91%	3.86%	4.08%	4.29%	4.60%	4.27%	—	4.41%

Long-term debt — Variable rate	$—	$—	$—	$250,000	$—	$—	$250,000	$250,000	$350,000
Average rate	—	—	—	5.42%	—	—	5.42%	—	5.65%

     The following table presents the hypothetical fair values of fixed income securities as a result of selected potential market decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 24, 2007 are as follows:

	Valuation of Securities Given an Interest Rate			Fair Value as of	Valuation of Securities Given an Interest Rate
	Decrease of X Basis Points			June 24, 2007	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)

U.S. Treasury	$3,003	$2,969	$2,936	$2,902	$2,869	$2,835	$2,801
Government Sponsored Entity	21,697	21,583	21,470	21,356	21,242	21,129	21,015
Corporate	208,737	207,750	206,763	205,776	204,788	203,800	202,813
Municipal	232,389	230,502	228,615	226,728	224,841	222,954	221,067

	$465,826	$462,804	$459,784	$456,762	$453,740	$450,718	$447,696

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
     On June 24, 2007, the notional amount of outstanding Japanese yen forward contracts that are designated as balance sheet hedges was $30.2 million. The unrealized gain on the contracts on June 24, 2007, was $0.1 million. As of June 24, 2007, a hypothetical adverse foreign currency exchange rate movement of 10 percent and 15 percent in the Japanese yen would result in a potential loss in fair value of our balance sheet hedge forward contracts of $3.0 million and $4.5 million, respectively. These changes in fair values would be offset in other income and expense by corresponding change in fair values of the foreign currency denominated intercompany and trade receivables assuming the hedge contract fully covers the intercompany and trade receivable balances. On June 24, 2007, the notional amount of outstanding Japanese yen forward contracts that are designated as cash flow hedges was $77.6 million. As of June 24, 2007, a hypothetical adverse foreign currency exchange rate movement of 10 percent and 15 percent in the Japanese yen would result in a potential loss in fair value of our cash flow hedge forward contracts of $7.8 million and $11.6 million, respectively.
     Our outstanding long-term debt of $250.0 million bears interest at LIBOR plus a spread ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the LRI Credit Agreement. The initial spread under the LRI Credit Agreement is 0.10%. The principal payment of $250 million is due on June 19, 2011. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt. Please see additional information under “Subsequent Events” regarding termination of the LRI Credit Agreement and our entry into a new credit agreement.

Item 8. Financial Statements and Supplementary Data
     The Consolidated Financial Statements required by this Item are set forth on the pages indicated in Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated herein by reference under Item 6, “Selected Financial Data”.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Stock Option Grant Practices and Restatement
     As discussed in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements of this 2007 Form 10-K, we are restating our consolidated balance sheet as of June 25, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 25, 2006 and June 26, 2005 as a result of a voluntary independent stock option review conducted by a special committee appointed by the Board of Directors that consisted of two independent board members (the “Independent Committee”). The Company also recorded adjustments affecting previously-reported financial statements for fiscal years 1997 through 2004, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of June 27, 2004. This 2007 Form 10-K also reflects the restatement of “Selected Financial Data” in Item 6 as of and for the years ended June 25, 2006, June 26, 2005, June 27, 2004 and June 29, 2003. In addition, we are restating the unaudited quarterly condensed financial statements for interim periods of fiscal year 2006, and unaudited condensed balance sheets as of March 25, 2007, December 24, 2006 and September 24, 2006. There was no effect of the restatement on the consolidated statements of operations for the first three quarters of fiscal year 2007.
Findings and Recommendations of the Independent Committee
     As a result of its review, the Independent Committee identified certain deficiencies relating to the Company’s historical practices and accounting with respect to stock options. The deficiencies identified include the following areas:
•	Historical Board and Compensation Committee procedures regarding the issuance and approval of stock option grants;

•	Historical coordination among departments relating to the administration of the stock option grant process;

•	Historical compliance with and application of accounting standards with respect to stock option grants;

•	Compliance with certain of the Company’s stock option plans; and

•	Historical record-keeping with respect to stock option grants.
     As a result of the deficiencies identified, the Independent Committee developed recommendations targeted at strengthening the Company’s processes with respect to equity compensation and relating accounting. These recommendations were presented to the Board of Directors on February 1, 2008 and include the areas of: approval authority for equity compensation awards; oversight and administration of the awards process; coordination among relevant departments; training with respect to equity compensation; and record-keeping. The Company is currently reviewing all of the Independent Committee’s recommendations as well as a potential timetable for implementation, but the Company believes that the substance of many of the recommendations of the Independent Committee have already been incorporated into the Company’s current equity compensation processes. This belief is consistent with the determination by the Independent Committee and the Company that the granting of RSUs after fiscal year 2005 was not within the scope of the Independent Committee review in part due to the documentation and testing required by Section 404 of the Sarbanes-Oxley Act of 2002.
     The Independent Committee concluded that there was no intentional misconduct on the part of Company management or the Company’s independent directors.
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of June 24, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.

Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 24, 2007 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2007 Form 10-K.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
DIRECTORS
Listed below are the Company’s ten directors whose terms expire at the next annual meeting of stockholders.

		Director	Principal Occupation and Business Experience
Director	Age*	Since	During Past Five Years
James W. Bagley	69	1997	Mr. Bagley is the Executive Chairman of the Board of Directors. He has been a director of the Company since the merger of Lam Research and OnTrak Systems, Inc., in 1997, and has served as Chairman of the Board since 1998. Mr. Bagley was appointed to the office of Executive Chairman in 2005. From 1997 until 2005, Mr. Bagley served as Chief Executive Officer of the Company.

			From 1996 to 1997, Mr. Bagley served as Chairman of the Board and Chief Executive Officer of OnTrak Systems, Inc. He was formerly Chief Operating Officer and Vice Chairman of the Board of Applied Materials, Inc., where he also served in other senior executive positions during his 15-year tenure. Mr. Bagley held various management positions at Texas Instruments, Inc., before he joined Applied Materials. Mr. Bagley is currently a director of Micron Technology, Inc. and Teradyne, Inc.

David G. Arscott (1)	63	1980	Mr. Arscott has been a director of the Company since 1980, and was Chairman of the Board of Directors from 1982 to 1984. He is currently, and has been since 1988, a General Partner of Compass Technology Group, an investment management firm. From 1978 to 1988, Mr. Arscott was a Managing General Partner of Arscott, Norton & Associates, a venture capital firm. Mr. Arscott is a director of Dragnet Solutions, Inc., Percutaneous Systems, Inc., and Toolwire, Inc.

Robert M. Berdahl (2,3)	70	2001	Dr. Berdahl has been a director of the Company since 2001. Dr. Berdahl is currently, and has been since May 2006, the President of the Association of American Universities. From 2004 to May 2006, Dr. Berdahl held the position of Professor in the History Department of the University of California, Berkeley and Professor of Public Policy in the Goldman School of Public Policy, UC Berkeley. From 1997 to 2004, Dr. Berdahl served as Chancellor of the University of California, Berkeley. From 1993 to 1997, Dr. Berdahl was President of the University of Texas at Austin, and from 1986 to 1993, he was Vice Chancellor of Academic Affairs of the University of Illinois at Urbana-Champaign.

		Director	Principal Occupation and Business Experience
Director	Age*	Since	During Past Five Years
Richard J. Elkus, Jr. (2,3)	73	1997	Mr. Elkus has been a director of the Company since 1997. He is currently, and has been since 1996, Chairman of Voyan Technology. From 1994 until 1997, Mr. Elkus was Vice Chairman of the Board and Executive Vice President of Tencor Instruments, Inc. Mr. Elkus is also currently a director of SOPRA S.A., the National Science and Technology Medals Foundation, and the Scripps Research Institute.

Jack R. Harris (2)	65	1982	Mr. Harris has been a director of the Company since 1982. Mr. Harris is currently, and since 2001 has been, Executive Chairman of Metara, Inc., and is currently, and since 1999, has been, Chairman of HT, Inc. From 1986 until 1999, Mr. Harris was Chairman, Chief Executive Officer, and President of Optical Specialties, Inc.

Grant M. Inman (1,3)	66	1981	Mr. Inman has been a director of the Company since 1981. Mr. Inman is currently, and since 1998 has been, a General Partner of Inman Investment Management. From 1985 until 1998, Mr. Inman was a General Partner of Inman & Bowman, a venture capital investment partnership. Mr. Inman is currently a director of Paychex, Inc., Wind River Systems, Inc., and AlphaCard Systems.

Catherine P. Lego (1)	51	2006	Ms. Lego has been a director of the Company since 2006. Ms. Lego is currently, and since 1999 has been, the General Partner of The Photonics Fund, LLP, a venture capital investment firm. She is also, and since 1992 has been, a member of Lego Ventures, LLC, a technology consulting firm. Ms. Lego is currently a director of SanDisk Corporation, StrataLight Communications, and WJ Communications, Inc.

Stephen G. Newberry	54	2005	Mr. Newberry has been a director and the Chief Executive Officer of the Company since 2005. Mr. Newberry joined the Company in August 1997 as Executive Vice President and Chief Operating Officer. He was appointed President and Chief Operating Officer of Lam in July 1998 and President and Chief Executive Officer in June 2005. Mr. Newberry currently serves as a director of Lam Research Corporation and of SEMI, the industry’s trade association. Prior to joining Lam, Mr. Newberry served as Group Vice President of Global Operations and Planning at Applied Materials, Inc. During his 17 years at Applied Materials, he held various positions in manufacturing, product development, sales and marketing, and customer service. Mr. Newberry is a graduate of the U.S. Naval Academy (BS Ocean Engineering) and the Harvard Graduate School of Business (Program for Management Development) and served five years in naval aviation prior to joining Applied Materials.

		Director	Principal Occupation and Business Experience
Director	Age*	Since	During Past Five Years
Seiichi Watanabe (1)	66	2005	Dr. Watanabe has been a director of the Company since 2005. Dr. Watanabe is currently, and since 2007 has been, the Executive Director of TechGate Investment, Inc., of Japan. From 2005 to June 2007, he was the Executive General Manager, Research & Development, for Terumo Corporation of Japan. From 2004 to 2005, Dr. Watanabe served as an Advisor to Sony Corporation following his retirement from Sony in 2004. During his tenure at Sony from 1993 to 2004, Dr. Watanabe served as Executive Vice President of Environmental Affairs, President of Frontier Science Laboratories (Sony), President of the Semiconductor Division, and Director of the Research Center. Dr. Watanabe is also currently a director of Cool.revo, Inc. of Japan, and of Zeta Bridge Corporation of Japan.

Patricia S. Wolpert (2)	58	2006	Ms. Wolpert has been a director of the Company since 2006. Ms. Wolpert is currently, and since 2003 has been, the owner of Wolpert Consulting LLC, a sales and marketing consulting firm. From 1972 to 2003, Ms. Wolpert served in a variety of executive positions with International Business Machines, Inc., including: Vice President, Sales Transformation, Americas; Vice President, Central Region, Americas; Vice President, System Sales, South America; and various other executive positions. Ms. Wolpert is currently a director and Chairman of the Board of Teradyne, Inc.

*	As of March 10, 2008

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Nominating/Governance Committee.
EXECUTIVE OFFICERS
The information required by this item is incorporated by reference from the Section entitled “Executive Officers of the Company” in Part I, Item I.

CORPORATE GOVERNANCE
     Lam Research’s Board of Directors and management are committed to responsible corporate governance to ensure that the Company is managed for the long-term benefit of its stockholders. To that end, the Board of Directors and management periodically review and update, as appropriate, the Company’s corporate governance policies and practices. In doing so, the Board and management review published guidelines and recommendations of institutional shareholder organizations and current best practices of similarly situated public companies. The Board and management also regularly evaluate and, when appropriate, revise Lam Research’s corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC and NASDAQ.
Corporate Governance Policies and Practices
     Lam Research has instituted a variety of policies and practices to foster and maintain responsible corporate governance, including the following:
Corporate Governance Guidelines – The Company adheres to written Corporate Governance Guidelines, adopted by the Board and reviewed from time to time by the Nominating/Governance Committee, selected provisions of which are detailed below.
Corporate Code of Ethics – The Company maintains a Code of Ethics that applies to all Lam Research employees, officers, and members of the Board. A copy of the Code of Ethics is available on the Company’s web site at www.lamresearch.com, via the Investor Relations page.
Global Standards of Business Conduct Policy – The Company maintains written standards of business conduct applicable to its employees worldwide.
Board Committee Charters – Each of Lam Research’s Audit, Compensation, and Nominating/ Governance Committees has written charters adopted by Lam Research’s Board of Directors that establish practices and procedures for each committee in accordance with applicable corporate governance rules and regulations. Lam Research’s Audit, Compensation, and Nominating/Governance Committee Charters are available on the Company’s web site at www.lamresearch.com, via the Investor Relations page.
Board Nomination Policies and Procedures
•	Board Membership Criteria – Lam Research’s Corporate Governance Guidelines provide that nominees for director are evaluated on the basis of a range of criteria, including (but not limited to) business and industry experience, wisdom, integrity, analytical ability, ability to make independent judgments, understanding of the Company’s business and competitive environment, willingness and ability to devote adequate time to Board duties, and other appropriate considerations. No director shall be nominated or re-nominated after having attained the age of seventy-five years, and no director may serve on more than a total of four boards of public companies (including the Company’s Board).

•	Nomination Procedure – The Nominating/Governance Committee is responsible for identifying, evaluating, and recommending candidates for election to the Board, with due consideration for recommendations made by other Board members, the CEO, stockholders, and other sources. In addition to the above criteria, the Nominating/ Governance Committee also considers the appropriate balance of experience, skills, and characteristics desirable among the members of the Board. The independent members of the Board review the Nominating/Governance Committee recommendations and nominate candidates for election by the Company’s stockholders.
Director Independence
•	Requirements – Lam Research’s Corporate Governance Guidelines require that at least a majority of the Board shall be independent in accordance with NASDAQ rules and other applicable criteria for independence. In addition, no non-employee director may serve as a consultant or service provider to the Company without the approval of a majority of the independent directors.

•	Current Board Members – The Board has determined that the following directors are independent in accordance with NASDAQ criteria for director independence: David Arscott, Robert Berdahl, Richard Elkus, Jr., Jack Harris, Grant Inman, Catherine Lego, Seiichi Watanabe, and Patricia Wolpert.

•	Board Committees – All members of each of the Company’s three standing committees – the Audit, Compensation, and Nominating/Governance Committees – are required to be independent in accordance with NASDAQ and other applicable criteria. See “Board Meetings and Committees” below for a description of the responsibilities of the Board’s standing committees.

•	Lead Independent Director – Pursuant to the Corporate Governance Guidelines, the Board may designate an independent director as the Lead Independent Director. Upon appointment, the Lead Independent Director is responsible for coordinating the activities of the independent members of the Board and acting as the principal liaison between the independent directors and the Executive Chairman and CEO when necessary and appropriate. Director Robert Berdahl has served as the Lead Independent Director since 2004.

•	Executive Sessions of Independent Directors – The Board and its standing committees periodically hold meetings of only the independent directors or Committee members without management present.
Board Access to Independent Advisors
•	The Board as a whole, and each of the Board committees separately, have authority to retain and terminate such independent consultants, counselors, or advisors to the Board or a respective committee as each may deem necessary or appropriate.
Board Training and Self-Assessment
•	The Corporate Governance Guidelines provide that directors are expected to attend one or more training sessions or conferences to enhance their ability to fulfill their responsibilities. Each of the directors who served during fiscal year 2007 fulfilled this expectation. In fiscal year 2005, a majority of the directors then serving attended at least one conference certified by an institutional investor services organization. From time to time, the Nominating/Governance Committee conducts a review of the functioning of the Board and the Board committees.
Director and Executive Officer Stock Ownership
•	The Company maintains guidelines for stock ownership by members of the Board. Pursuant to the Company’s Corporate Governance Guidelines, each director is expected to own at least 5,000 shares of Lam Research Common Stock by the later of five years after commencing service on the Board or November 2010.

•	The Company maintains guidelines for stock ownership by designated members of the executive management team. Under the guidelines, executives designated by the Compensation Committee, including the Chief Executive Officer, the Chief Financial Officer, and certain other officers, are expected to own a number of shares of Lam Research Common Stock equal in value to a multiple of each executive’s base annual salary. The multiple varies according to the seniority of the office. Executives are expected to achieve the requisite stock ownership levels by the later of five years following appointment to office or December 2010.
Director Resignation or Notification Upon Change in Executive Officer Status
•	The Corporate Governance Guidelines provide that a director who is also an executive officer of the Company shall submit a resignation of his directorship to the Board if the officer ceases to be an executive officer of the Company.

•	The Corporate Governance Guidelines require that a non-employee director notify the Nominating/Governance Committee if such director experiences a change of executive position held at another company. Upon any such notification, the Nominating/Governance Committee will review the appropriateness of the director’s continued Board membership under the circumstances, and the director will be expected to act in accordance with the Nominating/Governance Committee’s recommendation.
Shareholder Communications with Board of Directors
•	Direct Communications - Any stockholder desiring to communicate with the Board of Directors or with any director regarding the Company may write to the Board or the director, c/o George M. Schisler, Jr., Office of the Secretary, Lam Research Corporation, 4650 Cushing Parkway, Fremont, CA 94538. The Office of the Secretary will forward all such communications to the director(s). In addition, any stockholder, employee, or other person may communicate any complaint regarding any accounting, internal accounting control, or audit matter to the attention of the Board’s Audit Committee by sending written correspondence to: Lam Research Corporation, Attention: Board Audit Committee, P.O. Box 5010, Fremont, CA 94536.

•	Annual Meeting – The Company encourages its directors to attend the annual meeting of stockholders each year. All of Lam Research’s then-current directors attended the 2006 annual meeting.

Additional Policies and Practices
In addition to the measures discussed above, the Company maintains various other policies and practices to promote responsible corporate governance, such as:
•	Preparation of a plan of succession for the offices of the CEO and other senior executives.

•	Periodic review of committee charters for each of the Audit, Compensation, and Nominating/Governance Committees which address corporate governance issues.

•	Evaluation and approval of the CEO’s and Executive Chairman’s compensation by the independent members of the Board, based on recommendations of the Compensation Committee.

•	Evaluation and determination of the compensation of other executive officers by the Compensation Committee.

•	Maintenance of disclosure control policies and procedures, including a Disclosure Control Committee.

•	Maintenance of a Compliance Committee, composed of the Chief Financial Officer and other Company managers and staff, for the purpose of identifying and addressing securities regulation compliance matters.

•	Maintenance of a procedure for receipt and treatment by the Audit Committee of anonymous and/or confidential employee complaints or concerns regarding audit or accounting matters.

•	Comparison by the Board and its committees of the Company’s corporate governance policies with industry best practices and those of its peers.

•	Availability of final proxy vote results on the Lam Research web site promptly following final compilation of the voting results.
Board Meetings and Committees
     The Board of Directors of the Company held a total of eleven regularly scheduled or special meetings during fiscal year 2007. All of the directors who served for the entire fiscal year attended at least 75% of the aggregate number of Board meetings and meetings of Board committees on which they were a member during fiscal year 2007, with the exception of Mr. Newberry, who attended 73% of such meetings.
     The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating/Governance Committee.
     The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During fiscal year 2007, the Audit Committee consisted of Board members Arscott, Inman, Lego, and Watanabe. All Audit Committee members are non-employee directors who are independent in accordance with the NASDAQ criteria for audit committee member independence. The Audit Committee held nine meetings during fiscal year 2007. The Audit Committee appoints and provides for the compensation of the Company’s Independent Registered Public Accounting Firm; oversees and evaluates the work and performance of the Independent Registered Public Accounting Firm; reviews the scope of the audit; considers comments made by the Independent Registered Public Accounting Firm with respect to accounting procedures and internal controls and the consideration given thereto by the Company’s management; approves in accordance with applicable securities laws all professional services to be provided to the Company by its Independent Registered Public Accounting Firm; reviews internal accounting procedures and controls with the Company’s financial and accounting staff; oversees a procedure that provides for the receipt, retention and treatment of complaints received by the Company and for the confidential and anonymous submission by employees regarding questionable accounting or auditing matters; reviews and approves all related-party transactions; and performs related duties as set forth in applicable securities laws, NASDAQ corporate governance guidelines, and the Committee charter. The Lam Research Board of Directors has determined that Ms. Lego is an audit committee financial expert as set forth in Item 407(d)(5)(ii) of Regulation S-K of the rules promulgated by the SEC and that Ms. Lego is independent in accordance with the NASDAQ criteria for audit committee independence
     During fiscal year 2007, the Compensation Committee consisted of Board members Berdahl, Elkus, Harris, and Wolpert. All Compensation Committee members are independent, non-employee directors. The Compensation Committee held seven meetings during fiscal year 2007. The Compensation Committee recommends the salary level, incentives, and other forms of compensation for the Chief Executive Officer and the Executive Chairman, subject to approval by the independent members of the Board. It also approves salary levels, incentives, and other forms of compensation for the other executive officers of the

Company. The committee reviews and recommends to the Board all compensation arrangements applicable to the members of the Board. The Compensation Committee reviews, recommends and approves, subject to stockholder and/or Board approval as required, the creation, amendment, or termination of certain equity-based compensation plans of the Company and such other compensation plans as the Board may designate. In addition, this committee has authority with respect to grants of stock options, restricted stock and stock units, deferred stock, and performance share awards to officers and other employees of the Company
     During fiscal year 2007, the Nominating/Governance Committee consisted of Board members Berdahl, Elkus, and Inman. All Nominating/Governance Committee members are independent, non-employee directors. The Nominating/Governance Committee held three meetings during fiscal year 2007. This committee recommends, for approval by the independent members of the Board, nominees for election as directors of the Company. Pursuant to the committee’s charter and the Corporate Governance Guidelines, the Nominating/Governance Committee is also responsible for recommending the composition of Board committees for approval by the Board, reviewing and assessing the Corporate Governance Guidelines from time to time and recommending changes for approval by the Board, reviewing the functioning of the Board and its committees and reporting the evaluation to the Board, and reviewing the suitability of each director for continuing service on the Board. No material changes to the procedures by which stockholders may nominate or recommend nominees were made during fiscal year 2007.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires the Company’s executive officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Executive officers, directors, and greater-than-10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established, and the Company is required to disclose in this 2007 Form 10-K any failure to file such reports on a timely basis. Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons, the Company believes that all of these requirements were satisfied during the 2007 fiscal year.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
Lam Research’s Compensation Committee (the “Committee”) oversees and administers compensation policies, programs, and practices applicable to the Company’s executive officers. The Committee also reviews policies and programs on at least a calendar year basis and recommends, where appropriate, material changes for the independent members of the Board’s consideration and approval. In addition, the Committee establishes and periodically reviews corporate goals and objectives for the Chief Executive Officer; evaluates the CEO’s performances in light of those goals and objectives; and, based on such evaluation, recommends, for approval by the independent members of the Board, the CEO’s compensation packages, including any employment agreement.
This Compensation Discussion and Analysis (CD&A) discusses our compensation program for the period including fiscal year 2007 and covers actions regarding executive compensation that were taken through March 21, 2008 for our executive officers listed below (the “named executive officers”) whose compensation is detailed in the tables below:

Name	Title
Stephen G. Newberry	President and Chief Executive Officer

Martin B. Anstice	Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Ernest E. Maddock	Senior Vice President, Global Operations

Abdi Hariri	Group Vice President, Customer Support Business Group

Richard Gottscho	Group Vice President and General Manager, Etch Businesses

Nicolas J. Bright*	Executive Vice President of Products

*	During most of fiscal 2007, Mr. Bright was our Executive Vice President, Regional Business and Global Products, which was an executive officer position. His current position which he assumed in March 2007 is no longer an executive officer position.

CD&A consists of the following sections:
Philosophy & Objectives explains the philosophy and objectives of our compensation program
Executive Compensation Program Components and Process explains the major elements of our compensation program as well as the process by which the compensation of our executive officers is determined
Peer Group identifies the peer group to which we compare our compensation program
Base Salary, Annual Incentive Awards and Multi-Year Cash-Based Incentive Program (MYIP) each explain a major element of our compensation program
Equity Incentive Compensation explains the role of equity incentive awards in our compensation program
Compensation of Chief Executive Officer and Compensation of Executive Chairman summarizes the employment agreements that we have with our Chief Executive Officer and our Executive Chairman
Change in Control and Severance Arrangements explains the role of such arrangements in our compensation program
Elective Deferred Compensation Plan summarizes this plan and the role it has in our compensation program

Retirement Benefits Under the 401(k) Plan and Not-Generally-Available Benefit Program summarizes our retirement benefits under the 401(k) plan as well as other benefits provided to our executive officers that are not generally available to all of our employees
Medical and Dental Insurance Retirement Benefit summarizes this element of our compensation program
Executive Stock Ownership Guidelines sets forth the stock ownership guidelines that we have adopted for our executive officers
Accounting and Tax Considerations explain the accounting and tax matters that we consider when setting compensation
This CD&A discusses our executive compensation in the context of a calendar year because our compensation program is designed and evaluated on a calendar year basis rather than a fiscal year basis. However, as required by applicable SEC rules, the compensation tables that follow this CD&A report the executive compensation payments and awards made during fiscal 2007.
Philosophy and Objectives
Lam Research’s compensation program is designed and evaluated on a calendar year basis rather than a fiscal year basis because the Company’s business planning, performance goal setting, pay and benefit cycles are all run on a calendar year. The principal objectives of our compensation program are to:
•	Maintain competitive programs to attract, retain and motivate high-caliber executives,

•	Maximize the Company’s long-term success by appropriately rewarding executive officers for their achievements,

•	Focus executive efforts on long-term strategic goals for the Company by closely aligning executive financial interests with stockholder interests while minimizing undue dilution of the Company’s shares, and

•	Structure compensation programs to take into account the accounting treatment and tax deductibility of executive compensation expense.
In formulating and administering the individual elements of our executive compensation program we focus on:
•	Developing compensation packages for our executive officers that are comparable to similarly situated executives in high technology companies;

•	Emphasizing pay for performance that rewards achievement of both short- and long-term business objectives;

•	Establishing appropriate quantitative and strategic performance objectives and metrics; and

•	Matching recognition of compensation expense as much as possible to the fiscal period in which performance occurs.
Within this framework, the Committee reviews the information, analysis and compensation proposals provided by management and meets with our Executive Chairman, senior management, and specialists from Human Resources, Finance and Legal. Management makes recommendations to the Committee on the base salary, annual incentive award targets and long-term incentive compensation for the named executive officers. The Committee considers management’s recommendations with respect to executive compensation in light of competitive compensation data and relevant business objectives. At the request of the committee the Executive Chairman discusses management’s compensation recommendations with the Committee. The Committee also regularly holds executive sessions not attended by any members of management. The Committee makes recommendations to the independent members of our Board of Directors on the compensation of our Chief Executive Officer for the final determination and approval by such members of our Board of Directors.
Executive Compensation Program Components and Process
Components. Lam Research’s executive compensation program consists of the major components listed in the table below. We consider each element to be appropriate to meet one or more of the principal objectives of our compensation policy. We generally target compensation near the 50th percentile of our peer group, yet allow our executives the ability to achieve higher levels of compensation (up to and above the 75th percentile of our peer group) if warranted by superior company and individual performance. Furthermore, we also consider factors such as job performance, job scope and responsibilities, skill set, prior experience, the executive’s time in his or her position with Lam Research, internal consistency regarding pay levels for similar positions or skill levels within the Company, external pressures to attract and retain talent, and market conditions generally. In general, pay differentials between our executive officers reflect these factors and we believe are consistent with pay differentials between similar positions at our peer companies.

Component	Purpose	Target Market Position
1. Base salary	Enable recruitment and retention of high caliber employees at a competitive level of compensation	50th percentile
2. Annual incentive awards	Reward executives for achieving shorter-term corporate and functional performance objectives	50th – 75th percentile, depending on performance results
3. MYIP	Align executive performance goals with corporate objectives associated with long-term shareholder value creation; promote executive retention	50th – 75th percentile, depending on performance results
4. Deferred compensation benefits
5. Retirement benefits	Provide competitive benefits; promote executive retention	50th percentile
6. Other benefit programs
We also have included severance provisions in employment agreements we have entered into with Messrs. Bagley, Newberry and Bright. These employment agreements are described in more detail below as well as in the “Potential Payments Upon Termination or Change-in-Control” section below. We typically do not offer severance provisions in our agreements with executive officers but we retain the flexibility to do so on an individual basis for recruitment and retention purposes and in order to provide a period during which a former executive is incentivized not to engage in competitive activities.
Process: Generally. At the beginning of each calendar year, the Committee reviews base salaries, annual incentives and long-term incentives and revises the overall compensation package from time to time when appropriate in light of Lam Research’s current business strategies and performance and changes in regulatory, tax and accounting rules and interpretations, while also taking into account the interests of our stockholders. For instance, in 2006, we substantially revised the long-term incentive element of our compensation program when we introduced the cash-based MYIP in consideration of, among other concerns, changes to accounting rules regarding expense recognition for equity-based awards.
When appropriate, the Committee has also adjusted compensation components to account for the level of previous earnings by an executive officer. For example, in February 2006, the Committee provided a supplemental one-year plan under the MYIP for Messrs. Anstice, Maddock and Hariri in consideration for the absence of equity incentive grants to them in the years prior to the adoption of the MYIP and the relatively low level of equity incentive awards made to them in comparison to executive officers in similar positions from our peer group. Messrs. Anstice, Maddock, and Hariri have not received an equity award since 2002.
Process: Annual Incentive Awards. Our annual incentive awards provide for cash payments based on the corporate, organizational and individual performance results achieved each calendar year. Corporate performance is determined primarily by operating income as a percent of revenue. Organizational and individual performance metrics generally fall in one or more of the following categories: business process improvement, customer relationships, market share gains, organizational capability, new product development, decreased cycle times, and employee retention efforts. Typically, the Committee meets in January and/or February to review the operating profit performance target and target incentive amounts for the first half of the calendar year and in August to review those targets for the second half of the calendar year. By reviewing performance targets and accrued incentive amounts every six months, the Committee retains the ability to make adjustments as necessary to reflect changing business conditions and corporate objectives.
Process: MYIP. The MYIP was designed and proposed to the Committee by management and is a program under Lam Research’s stockholder-approved 2004 Executive Incentive Plan (the “EIP”). The cash-based incentive structure of the MYIP is intended to provide competitive levels of compensation to our senior executives while (i) allowing the Company to accrue compensation expense during the period in which performance occurs, (ii) as a non-equity program, minimizing dilution of stockholder value, and (iii) incentivizing senior management retention by generally requiring continuous employment through the payment determination date which is typically approximately two years following the start of the performance period. Performance factors are established by the Committee annually and funding is accrued on a periodic basis. A new MYIP cycle typically commences at the beginning of each calendar year and lasts for eight consecutive calendar quarters. For instance, our first MYIP cycle commenced in the first quarter of calendar year 2006 and ran through the end of calendar year 2007 (the “2006

MYIP”), a second MYIP commenced in the first quarter of calendar year 2007 and runs through the end of calendar year 2008 (the “2007 MYIP”), and a third MYIP commenced in the first quarter of calendar year 2008 and runs through the end of calendar year 2009 (the “2008 MYIP”). To date, the MYIP program performance metrics have been comprised of a formula based on attainment of the Company’s operating profit target for each year and stock price, because the Committee believes these measurements represent the best indicators of the performance of the Company and our executive team during the performance periods. For the 2006 MYIP, target award levels were determined after consideration of a study conducted during 2005 and 2006 by Mercer Consulting, an objective third party consulting firm. Mercer Consulting was engaged by management to provide information on the amounts that executives of the peer group realized pursuant to long-term equity-based incentive programs and to provide a recommendation on a competitive target award in lieu of equity grants for participants of the 2006 MYIP. For the 2007 and 2008 MYIPs, the Committee (and the independent members of the Board with respect to the CEO) set target awards after consideration of the overall compensation package for the named executive officers, the potential rewards from the MYIP and the competitive compensation environment. Typically, the Committee (and the independent members of the Board with respect to the CEO) meets in January and/or February to review and determine the operating profit performance metric for the then-current calendar year for each cyle of the MYIP then in effect.
Process: Setting Targets. The Committee establishes performance goals so that the specific performance targets will be challenging but achievable based on expected levels of performance from executive officers while providing that below expected performance would reduce the executive’s award. Performance goals are set such that very strong performance is required to earn payments above the target bonus amounts. The Company believes that our specific operating profit targets for awards granted as annual incentive awards and under the MYIP are confidential information and their disclosure would result in competitive harm to the Company. In 2006 and 2007 Lam Research achieved significant market share growth, leading to a substantial expansion of revenues and profitability growth. Together, these results led to the payment of above target bonuses as annual incentive awards and contributed to a maximum payout under the applicable MYIP performance cycle. For calendar years 2007 and 2008, the Committee revised the operating profit growth targets upward to provide a greater degree of difficulty in meeting those targets in light of the business plan and outlook each year.

Peer Group
The Committee also determines the levels of compensation and the mix and weighting of compensation components after reviewing data from a peer group of comparably-sized companies in the high technology industry and from nationally published survey data.
The peer group companies are selected based on their comparability to Lam Research’s revenue size and business purpose, and with whom we believe we are likely to compete for talent. Based on these criteria, the peer group may be modified from one year to the next. For 2007, the peer group consisted of the following companies:

Analog Devices, Inc.	National Semiconductor Corporation

Applied Materials, Inc.	Novellus Systems Inc.

Cymer, Inc.	NVIDIA Corporation

Cypress Semiconductor Corporation	Plexus Corp.

Fairchild Semiconductor International, Inc.	SanDisk Corporation

KLA-Tencor Corporation	Teradyne, Inc.

LSI Corporation	Varian Semiconductor Equipment Associates, Inc.

MEMC Electronic Materials, Inc.	Xilinx, Inc.

Molex Incorporated
In addition to peer group data, our human resources department engaged outside consultants from Radford, the Presidio Group and F.W. Cook & Co. to analyze published survey market data on base salary, bonus targets, equity awards and total compensation.
Base Salary
For 2007 and 2008, after taking into consideration peer group compensation and management’s recommendations, the Committee (and the independent members of the Board with respect to the CEO) set the base salaries of each of the named executive officers (see table below) as follows:

	Calendar	Calendar	Calendar
Name	Year 2006	Year 2007	Year 2008
Stephen G. Newberry	$710,000	$800,000	$800,000
Martin B. Anstice	$340,000	$380,000	$400,000
Ernest E. Maddock	$375,000	$400,000	$416,000
Abdi Hariri	$275,000	$300,000	$315,000
Richard A. Gottscho	$312,000	$340,000	$360,000
Nicolas J. Bright	$435,000	$461,100 *	NA *

*	In connection with Mr. Bright’s Employment Agreement, his base salary was further increased to $500,000 in February 2007. The Company does not expect Mr. Bright to be a named executive officer for fiscal year 2008.

Annual Incentive Awards
Generally
Annual incentive awards for our executive officers for a specific calendar year are based on an individual performance factor, a corporate performance factor and a target bonus amount based upon a percentage of annual eligible salary. The actual incentive award is calculated by multiplying the individual factor by the corporate factor by the target bonus amount. The portion of the award based upon individual performance is subject to a maximum multiplier determined at the beginning of the calendar year. The corporate performance factor is applied using a fixed ratio based on the Company’s actual operating profit achievement. The calculated incentive award for executive officers (other than the CEO) may be increased by the Committee, and may be subject to negative discretion by the Committee (or the independent members of the Board with respect to the CEO) after the performance period.
The individual metrics for calendar years 2006 and 2007 were given equal weight with the corporate performance factor which was based upon operating income as a percent of revenue. These objectives and relative weightings were selected based upon management recommendations and Committee and Board determination that they represented the most important metrics of company performance during the applicable calendar years and as a complement to the focus on the operating profit metric under the MYIP discussed below. For calendar years 2006 and 2007, the portion of the award based upon individual performance was subject to a maximum multiplier of 1.5 on the performance factor.
Mr. Newberry
Annual incentive awards for Mr. Newberry for calendar years 2006, 2007, and 2008 were made under Lam Research’s EIP so that his bonus amounts would qualify for deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), discussed further below.
Calendar Year 2006. The Board approved Mr. Newberry’s target bonus amount for calendar year 2006 at 100% of his annual eligible salary. The metrics for Mr. Newberry’s individual performance were market share (weighted at 30%), revenue and gross margin (weighted at 35%) and cash from operations (weighted at 35%). These objectives, together, were given equal weight with the corporate performance factor which was based upon operating income as a percent of revenue. For calendar year 2006, no discretion was exercised by the Board in determining Mr. Newberry’s annual incentive award. Mr. Newberry’s actual calendar year 2006 incentive award was calculated at 2.13 times his target bonus amount, equal to a payout of $1,485,716. This amount is included in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table below.
Calendar Year 2007. In February 2007, the Committee selected, and the independent members of the Board approved, the annual bonus plan factors for Mr. Newberry for calendar year 2007 and established targets for the first half of calendar 2007. Each of the factors and their relative weighting for Mr. Newberry’s 2007 annual bonus award were unchanged from the 2006 calendar year plan except that under the corporate performance factor, actual operating profit growth targets were revised upward to provide a greater degree of difficulty in meeting those targets in light of the business plan and outlook for calendar year 2007. No changes were made to Mr. Newberry’s performance targets for the second half of calendar year 2007. For calendar year 2007, no discretion was exercised by the Board in determining Mr. Newberry’s annual incentive award. In February 2008, the Committee recommended and the independent members of the Board approved that Mr. Newberry’s calendar year 2007 annual incentive award be calculated at 1.80 times his target bonus amount, equal to a payout of $1,427,690.
In March 2008, based upon the Committee's recommendations, the independent members of the Board approved Mr. Newberry’s target bonus amount for calendar year 2008 at 125% of base salary, subject to a cap of 2.25 times the target bonus amount.
Other Named Executive Officers
The individual performance factors for each executive also include organizational performance objectives based upon applicable business unit performance goals. These objectives generally fall in one or more of the following categories: business process improvement, customer relationships, market share gains, organizational capability, new product development, decreased cycle times, and employee retention efforts. Target bonus amounts ranged from 65% to 85% of annual salary for each executive. The differences in target bonus amounts among the named executive officers are determined based on job scope and responsibilities and the competitive compensation data.
Calendar Year 2006. In February 2007, the Committee approved incentive award payouts for calendar year 2006 performance at amounts ranging from 1.90 to 2.05 times the executives’ target bonus award reflecting each executive’s individual performance results. Actual dollar amounts are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table below. The Committee did not exercise discretion to increase or reduce any awards during calendar year 2006.

Calendar Year 2007. In January 2008, the Committee approved incentive award payouts for calendar year 2007 performance at amounts ranging from 1.61 to 1.80 times the executives’ target bonus award reflecting each executive’s individual performance results against the organizational objectives mentioned above. Additionally, new target bonus amounts for calendar year 2008 were set for the named executive officers. These amounts range from 70% to 80% of annual salary for each executive, subject to a cap of 2.25 times the target bonus amount.
Earned annual incentive awards for calendar years 2005, 2006, and 2007 are provided in the table below for the named executive officers.

	Earned Annual Incentive Award
	Calendar Year	Calendar Year	Calendar Year
Name	2005	2006	2007
Stephen G. Newberry	$944,568	$1,485,716	$1,427,690
Martin B. Anstice	$350,437	$447,212	$503,258
Ernest E. Maddock	$362,135	$510,745	$490,602
Abdi Hariri	$220,600	$328,354	$332,268
Richard A. Gottscho	$274,938	$419,207	$403,546
Nicolas J. Bright	$494,236	$744,543	NA *

*	The Company does not expect Mr. Bright to be a named executive officer for fiscal year 2008.
Multi-Year Cash-Based Incentive Program (“MYIP”)
The Committee selects certain executives to participate in each MYIP. During 2006 and 2007, cash awards under the MYIP were the only long-term incentive awards provided for the named executive officers with the exception of Mr. Gottscho, who received a grant of restricted share units but was not a participant in the 2006 or 2007 MYIPs. In addition, Messrs. Anstice, Maddock, and Hariri participated in a supplemental one-year plan under the MYIP based on the Company’s operating profit performance which covered performance in calendar year 2006. Awards under the supplemental plan were determined and paid in February 2007. The Committee established this supplemental plan in consideration of the absence of equity incentive grants to the participants since calendar year 2002.
In order to receive an award under the MYIP, participants generally must be continuously employed at Lam Research through the date(s) on which the Committee determines the actual award amounts under the applicable program (the “determination date”). The Committee has the discretion to waive or otherwise adjust the retention criteria for individual participants. For example, Mr. Bright is eligible to receive the target incentive amount established for his 2007 calendar year performance under the 2007 MYIP, provided that Mr. Bright remains employed by Lam Research through a vesting date of March 1, 2008.
The Company’s named executive officers excluding Mr. Gottscho were eligible for performance-based awards under the following MYIPs:

MYIP	Performance Period	Determination Date	Eligible NEO’s
Supplemental	Jan. 2006 – Dec. 2006	February 2007	Messrs. Anstice, Maddock & Hariri
2006	Jan. 2006 – Dec. 2007	February 2008	All (excluding Gottscho)
2007	Jan. 2007 – Dec. 2008	February 2009*	All (excluding Gottscho)
2008	Jan. 2008 – Dec. 2009	February 2010	All**

*	March 1, 2008 for Mr. Bright.

**	Mr. Bright is not a participant of the 2008 MYIP.

MYIP Performance Periods
Performance factors, comprised of a formula based on the attainment of the Company’s operating profit target, are established by the Committee annually and measured and accrued on a quarterly basis. In February 2006, the Committee (and the independent members of the Board with respect to the CEO) established the operating profit performance metric upon which actual incentive awards would be calculated for calendar 2006. In January 2007, the Committee (and the independent members of the Board with respect to the CEO) established the operating profit performance metric upon which actual incentive awards would be calculated for calendar 2007 under both the 2006 and 2007 MYIPs. In January 2008, the Committee established the operating profit performance metric upon which actual incentive awards would be calculated for calendar year 2008 under both the 2007 and 2008 MYIPs for the Company’s named executive officers excluding Mr. Newberry. In March 2008, based on recommendations of the Committee, the independent members of the Board established this metric for Mr. Newberry.
Additionally, the 2006, the 2007, and the 2008 MYIPs provide that the calculated award amounts are automatically increased (but may not be decreased) pursuant to a ratio comparing the Company’s stock price performance over the 50 trading day trailing average as of the end of each fiscal quarter to the 200 trading day trailing average as of the beginning of the program. Under each program, the actual award payable to each participant cannot exceed 2.5 times the target bonus amount set for each plan. During calendar year 2006 and 2007, the stock price factor did positively affect the amounts calculated pursuant to the formula set forth in the respective MYIP.
The Committee (and the independent members of the Board with respect to the CEO) has the opportunity to review the provisional accruals on a periodic basis and may choose to exercise negative discretion to reduce the amount of award accruals following such review. The Committee (and the independent members of the Board with respect to the CEO) did not exercise its negative discretion to reduce any award accruals during calendar years 2006 or 2007, with the exception of Mr. Bright, whose 2006 MYIP award payment was reduced from the calculated amount.
The aggregate individual target award amounts and the aggregate amounts earned for the named executive officers under each cycle of the MYIP (except for Mr. Gottscho who participates in the 2008 MYIP only) were:

	Aggregated Individual	Aggregated Individual		Earned Award as a %
MYIP	Target Amounts	Earned Awards		of Target Amount
2006	$8,325,000	$20,567,500		247%
2007	$9,157,500	NA	(1)	NA	(1)
2008 (2)	$9,214,500	NA	(3)	NA	(3)
Supplemental	$2,520,000	$3,872,300		154%

(1)	Earned awards under the 2007 MYIP are scheduled for a February 2009 payment.

(2)	Mr. Bright is not a participant of the 2008 MYIP.

(3)	Earned awards under the 2008 MYIP are scheduled for a February 2010 payment.

Equity Incentive Compensation
The Company believes that long-term equity incentive awards can be a useful part of its executive compensation program. However, as discussed above, the Company has chosen to grant primarily long-term cash incentive awards to its executive officers for calendar years 2006 and 2007. The Committee or Board may use its discretion to grant stock options or restricted stock units to executive officers in the future to provide competitive long-term incentives and to reward behaviors that result in long-term stockholder value growth. At this time, the Company does not have a formal policy with respect to the timing of granting equity awards.
Compensation of Chief Executive Officer
The Company and Mr. Newberry entered into an employment agreement (the “Newberry Agreement”) effective January 1, 2003, which continues in effect pursuant to an automatic one-year renewal provision. The Newberry Agreement provides for a base salary at a rate to be set at least annually by the Board. Under the Newberry Agreement, Mr. Newberry is entitled to participate in any performance incentive plan offered by the Company, in the Company’s executive deferred compensation plan(s), and in other benefit and compensation programs generally applicable to key executives of the Company. The Newberry Agreement includes severance provisions which are described below in the “Potential Payments Under Termination of Employment or Change-in-Control” section below.
Compensation of Executive Chairman
The Company and Mr. Bagley entered into a new employment agreement (the “Bagley Agreement”) effective January 1, 2006. The term of the Bagley Agreement is from January 1, 2006, to March 31, 2009, unless extended or earlier terminated in accordance with its provisions. Pursuant to the terms and conditions of the Bagley Agreement, Mr. Bagley will continue to serve as Executive Chairman of the Company during the term of the agreement. Mr. Bagley will receive an annual salary of $240,000 provided he remains employed by the Company. Subject to certain non-compete and other terms and conditions, the Bagley Agreement provides for a lump sum payment of $2.5 million on April 15, 2009. During the term of the Bagley Agreement, Mr. Bagley will not participate in any executive bonus plans maintained by the Company. Mr. Bagley however is eligible to participate in the standard executive benefit plans maintained by the Company. During the term of the Bagley Agreement, Mr. Bagley agrees not to perform services for any other for-profit enterprise that would interfere with his services to, or otherwise compete with, the Company. The Bagley Agreement includes severance provisions which are described below in the “Potential Payments Upon Termination or Change-in-Control” section below.
Change in Control and Severance Arrangements
Lam Research generally does not provide for severance or change in control benefits to executive officers except for individually negotiated arrangements such as those with Messrs. Newberry, Bagley and Bright. These arrangements are more fully described in the “Potential Payments Upon Termination of Employment or Change-in-Control” section below. We use such individually negotiated arrangements for recruitment and retention purposes and in order to provide a period during which a former executive will be incentivised not to engage in competitive activities.
However, as discussed below, we do provide medical and dental insurance retirement benefits to eligible former officers (and members of our Board). Furthermore, certain of the Company’s stock option plans and its Employee Stock Purchase Plan provide that, upon a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, some or all of the options granted under certain of the stock option plans shall be accelerated so as to be fully exercisable, and all of the rights granted under the Employee Stock Purchase Plans shall be fully exercisable following the merger for a period from the date of notice by the Board. Following the expiration of such periods, the options and rights will terminate. The 2007 Stock Incentive Plan adopted by Company stockholders at the 2006 Annual Meeting allows the Company broad discretion to provide for vesting acceleration of awards on change-of-control transactions.
Elective Deferred Compensation Plan
Lam Research maintains a non-qualified deferred compensation plan, the Elective Deferred Compensation Plan (the “EDCP”), which allows eligible employees, including executive officers, to voluntarily defer receipt of all or a portion of his/her salary and all or a portion of a bonus payment until the date or dates elected by the participant, thereby allowing the participating employee to defer taxation on such amounts. The EDCP is offered to eligible employees, including the named executive officers, in order to allow them to defer more compensation than they would otherwise be permitted to defer under a tax-qualified retirement plan, such as The Lam Research Corporation Employee Savings Plus Plan (the “401(k) Plan”). Further, Lam Research offers the EDCP as a competitive practice to enable it to attract and retain top talent.

The EDCP is evaluated by the human resources group for competitiveness in the marketplace from time to time, but the level of benefits provided is not typically taken into account in determining an executive’s overall compensation package for a particular year due to its conservative nature.
Retirement Benefits Under the 401(k) Plan and Not-Generally-Available Benefit Programs
Each of Lam Research’s named executive officers is eligible for additional benefits generally available to Company employees such as matching contributions to Lam Research’s 401(k) plan and medical coverage benefits. Lam Research also provides additional benefits to its named executive officers that are not generally available to other Company employees, including the payment of term life insurance premiums, payment of medical co-insurance premiums and matching contributions to the EDCP in lieu of decreased contributions that would otherwise have been made had such EDCP deferrals not been made. The amount of the Company EDCP contribution that is not generally available to other Company employees is shown in the “All Other Compensation Table” below.
Medical and Dental Insurance Retirement Benefit
The Company provides a program to pay for post-retirement medical and dental insurance coverage for eligible former executive officers and members of Lam Research’s Board of Directors. To be eligible, a person must have served at the position of vice president or above or as a member of the Board of Directors, be at least age 55 at retirement, and have at least five years of continuous service with Lam Research. An executive officer or director must be enrolled in the Company’s U.S. group medical and dental plans at the time of his or her retirement. When the retired person reaches age 65, he or she is required to enroll in Medicare parts A and B which would be the primary payer for the executive’s health coverage. The benefit also covers the person’s spouse at the time of retirement for his or her lifetime as well as other eligible dependents. The benefit ceases if the person becomes employed by a competitor of Lam Research after leaving the Company’s service. We provide the benefit to our executives and members of our board to further the long-term retention of their services and/or provide a disincentive to later compete against the Company.
Executive Stock Ownership Guidelines
     During fiscal year 2006, the Company adopted executive stock ownership guidelines, pursuant to which senior executives are expected and encouraged to own and maintain certain minimum levels of the Company’s Common Stock. The Committee believes that these guidelines are an appropriate addition to the Company’s equity compensation policies and, in conjunction with Lam Research’s equity and cash-based incentive plans, will further serve to align the long-term interests of the senior executives with those of the Company’s stockholders. Each executive is required to accumulate and maintain ownership of shares of the Company’s Common Stock, in the quantities indicated by the guidelines below, by the later of December 31, 2010, or the fifth anniversary of an executive’s hire date.

Position	Stock Ownership Guideline
Chief Executive Officer	5X Salary
Chief Financial Officer	3X Salary
All other senior executives	2X-3X Salary
Accounting and Tax Considerations
Mr. Hariri received taxable income in fiscal year 2007 on the tax payments made on Mr. Hariri’s behalf by the Company to compensate for the difference in income tax liabilities resulting from an expatriate assignment.
In determining which elements of compensation are to be paid, and how they are weighted, Lam Research also takes into account whether a particular form of compensation will be considered “performance-based” compensation for purposes of Section 162(m) of the Internal Revenue Code. Under Section 162(m), Lam Research generally receives a federal income tax deduction for compensation paid to any of its named executive officers only if the compensation is less than $1 million during any fiscal year or is “performance-based” under Section 162(m). In 2004, Lam Research adopted the EIP with a structure intended to provide for the tax deductibility of awards granted under the EIP. Accordingly, during fiscal 2007, the annual incentive awards granted to Mr. Newberry and to the greatest extent possible, all MYIP grants to Mr. Newberry and the other named executive officers were granted under Lam Research’s EIP. In November 2006, our stockholders approved an amendment to the EIP that increased the amount of cash awards that may be paid to any one participant in respect of achievement of performance goals for any twelve-month period to $12 million. Prior to the amendment, the maximum amount of awards that could be paid to a participant in a twelve-month period and qualify for deductiblity under Section 162(m) was $2 million. Accordingly, we expect that all MYIP grants made after passage of the amendment will qualify for deductibility under Section 162(m). The prior $2 million limit for deductibility will likely apply to performance periods under grants prior to the amendment. The Committee currently intends to continue to seek a tax deduction for all of Lam Research’s executive compensation, to the extent it determines it is in the best interests of Lam Research.
To assist in the avoidance of additional tax under Section 409A of the Internal Revenue Code, Lam Research structured the MYIP and the EDCP, and structures its equity awards, in a manner intended to comply with the applicable Section 409A requirements. It is Lam Research’s general philosophy not to provide any executive officer or director with a gross-up or other reimbursement for tax amounts the individual might pay pursuant to Section 280G of the Internal Revenue Code.
SUMMARY COMPENSATION TABLE

									Change in
									Pension Value
									and Nonqualified
					Stock		Non-Equity		Deferred	All Other
	Fiscal				Awards	Option	Incentive Plan		Compensation	Compensation
Name and Principal Position	Year	Salary	Bonus		(3)	Awards (4)	Compensation		Earnings (11)	(12)	Total
Stephen G. Newberry Chief Executive Officer and President	2007	$759,039	$—		$—	$3,013	$7,588,859	(5)	$808	$19,602	$8,371,321
Martin B. Anstice Senior Vice President, Chief Financial Officer	2007	353,077	—		—	479	4,189,847	(6)	—	26,397	4,569,800
Ernest E. Maddock Senior Vice President, Global Operations	2007	383,174	—		—	2,681	3,369,508	(7)	3	21,429	3,776,795
Abdi Hariri Group Vice President, Customer Support Business Group	2007	283,173	—		—	1,028	2,728,276	(8)	66	26,987	3,039,530
Richard A. Gottscho Group Vice President and General Manager, Etch Businesses	2007	327,692	—		747,356	1,194	419,207	(9)	729	24,621	1,520,799
Nicolas J. Bright (1) Executive Vice President of Products	2007	456,250	787,500	(2)	—	7,712	1,925,690	(10)	633	26,463	3,204,248
Salary, bonus, and non-equity incentive plan compensation above includes amounts earned in fiscal year 2007 even if deferred at the election of the executive officer under the Company’s deferred compensation plans and/or the Company’s 401(k) Plan. All amounts listed as “Executive Contributions” in the “Non-Qualified Deferred Compensation Table”, which appears later in this document, represent contributions on amounts earned during fiscal year 2007 and disclosed in the Summary Compensation Table above.

(1)	Mr. Bright was the Company’s Executive Vice President, Regional Business & Global Products until his transition to his present, non-Section 16 officer position on March 1, 2007.

(2)	In March 2007, in connection with Mr. Bright’s transition to his current position with Lam Research, the Committee approved, and the Company and Mr. Bright entered into an arrangement whereby Mr. Bright will at minimum receive the target incentive amount established for his 2007 calendar year performance under the Company’s 2007 MYIP provided that Mr. Bright remains employed by Lam Research through a vesting date of March 1, 2008. The $787,500 above represents the amount attributable to fiscal year 2007 under this arrangement.

(3)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation expenses recognized by Lam Research in fiscal 2007 for restricted stock units as determined pursuant to FASB Statement of Financial Accounting Standards Number 123(revised) “Share-Based Payment” (“SFAS 123R”). These compensation expenses reflect restricted stock units granted during fiscal 2007 and prior to fiscal 2007.

(4)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation expenses recognized by Lam Research in fiscal 2007 for option awards as determined pursuant to SFAS 123R. These compensation expenses reflect option awards granted prior to fiscal 2007. These compensation expenses reflect option awards granted during fiscal year 2002. The assumptions used to calculate the fair value of these option awards are set forth in Note M in Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(5)	Represents $1,485,716 earned by Mr. Newberry pursuant to his 2006 annual incentive award (which was made under the EIP and pursuant to the Company’s annual bonus plan for calendar year 2006), $4,718,128 accrued on Mr. Newberry’s behalf for performance during fiscal 2007 under the 2006 MYIP and $1,385,015 accrued for performance during fiscal 2007 under the 2007 MYIP. Mr. Newberry received the amounts accrued under the 2006 MYIP and will be eligible to receive the 2007 MYIP if he remains employed by Lam Research through the payment determination date in February 2009.

(6)	Represents $447,212 earned by Mr. Anstice pursuant to his 2006 annual incentive award, $1,207,483 earned for performance during fiscal 2007 under the supplemental plan, $1,959,838 accrued on Mr. Anstice’s behalf for performance during fiscal 2007 under the 2006 MYIP and $575,314 for performance during fiscal year 2007 under the 2007 MYIP. Mr. Anstice received the amounts accrued under the 2006 MYIP and will be eligible to receive the 2007 MYIP if he remains employed by Lam Research through the payment determination date in February 2009.

(7)	Represents $510,745 earned by Mr. Maddock pursuant to his 2006 annual incentive award, $558,348 earned for performance during fiscal 2007 under the supplemental plan, $1,778,371 accrued on Mr. Maddock’s behalf for performance during fiscal 2007 under the 2006 MYIP and $522,044 for performance during fiscal year 2007 under the 2007 MYIP. Mr. Maddock received the amounts accrued under the 2006 MYIP and will be eligible to receive the 2007 MYIP if he remains employed by Lam Research through the payment determination date in February 2009.

(8)	Represents $328,354 earned by Mr. Hariri pursuant to his 2006 annual incentive award, $522,032 earned for performance during fiscal 2007 under the supplemental plan, $1,451,732 accrued on Mr. Hariri’s behalf for performance during fiscal 2007 under the 2006 MYIP and $426,158 for performance during fiscal year 2007 under the 2007 MYIP. Mr. Hariri received the amounts accrued under the 2006 MYIP and will be eligible to receive the 2007 MYIP if he remains employed by Lam Research through the payment determination date in February 2009.

(9)	Represents $419,207 earned by Mr. Gottscho pursuant to his 2006 annual incentive award.

(10)	Represents $744,543 earned by Mr. Bright pursuant to this 2006 annual incentive award and $1,181,147 accrued on Mr. Bright’s behalf during fiscal 2007 under the 2006 MYIP.

(11)	Reflects interest earned on deferred compensation, to the extent that the interest rate exceeded 120% of the applicable federal long-term rate.

(12)	Please refer to the “All Other Compensation Table” which follows this table for additional information.
ALL OTHER COMPENSATION TABLE

				Company Contribution
		Company’s		to the Elective Deferred
		Matching	Company-paid	Compensation Plan in	Company-paid
		Contributions to	Term Life	lieu of matching	Medical
	Fiscal	the Company’s	Insurance	contributions to the	Insurance	Expatriate
Name	Year	401(k) Plan	Premiums (1)	401(k) Plan (2)	Premiums (3)	Income
Stephen G. Newberry	2007	$—	$1,699	$—	$17,903	$—
Martin B. Anstice	2007	6,927	442	1,125	17,903	—
Ernest E. Maddock	2007	—	1,114	5,871	14,444	—
Abdi Hariri	2007	2,498	1,114	3,147	17,903	2,325 (4)
Richard A. Gottscho	2007	6,590	1,699	996	15,336	—
Nicolas J. Bright	2007	8,027	1,479	—	16,957	—

(1)	The amount of the term life benefit is $1,000,000.

(2)	The Company provides to executives a contribution to the EDCP equal to any matching contributions into the 401(k) that an executive would have been entitled to but did not receive as a result of compensation deferrals into the EDCP.

(3)	Represents the value of medical coverage under Lam Research’s self-funded medical plan and insurance premiums paid under Lam Research’s Executive Dental and Executive Medical Reimbursement Plans provided to the named executive officers in fiscal year 2007.

(4)	Represents taxable income to Mr. Hariri in fiscal year 2007 on the tax payments made on Mr. Hariri’s behalf by the Company to compensate for the difference in income tax liabilities due to an expatriate assignment.

GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan Awards
												All Other		All Other
												Stock		Option	Exercise
												Awards:		Awards:	or Base	Grant Date
												Number of		Number	Price of	Fair Value of
												Shares of		of Shares	Option	Stock and
												Stock or		of Stock	Awards	Option
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)		Maximum (#)		Units		or Units	($/sh)	Awards
Stephen G. Newberry	02/07	(1)	—	$3,575,000	$8,937,500	—		—		—		—		—	—	—
	02/07	(2)	—	$800,000	$1,800,000
Martin B. Anstice	02/07	(1)	—	$1,485,000	$3,712,500	—		—		—		—		—	—	—
	02/07	(2)	—	$285,000	$641,250
Ernest E. Maddock	02/07	(1)	—	$1,347,500	$3,368,750	—		—		—		—		—	—	—
	02/07	(2)	—	$300,000	$675,000
Abdi Hariri	02/07	(1)	—	$1,100,000	$2,750,000	—		—		—		—		—	—	—
	02/07	(2)	—	$210,000	$472,500
Richard A. Gottscho	1/4/2007						—		—		—	8,400	(3)	—	—	436,128	(4)
	02/07	(2)	—	$255,000	$573,750
Nicolas J. Bright	02/07	(1)	—	$1,650,000	$4,125,000	—		—		—		—		—	—	—
	02/07	(2)	—	$391,935	$881,854

(1)	Represents awards granted under the 2007/2008 MYIP covering performance during calendar 2007 and 2008. Amounts shown are for performance over the two-year period.

(2)	Represents awards granted under the 2007 annual incentive award. Please see the “Annual Incentive Awards” section earlier in this document for details on actual payments made in February 2008 for the 2007 annual incentive awards.

(3)	These restricted stock units were granted on January 4, 2007. One-third of the awards will vest on April 15, 2008, August 1, 2008, and December 1, 2008 provided that Mr. Gottscho remains an employee of the Company on each such date.

(4)	Represents the grant date fair value of the restricted stock units based upon the closing stock price of $51.92 per share on the grant date of January 4, 2007.
OUTSTANDING EQUITY AWARDS AT THE END OF FISCAL YEAR 2007

	Option Awards						Stock Awards
										Equity		Equity Incentive
										Incentive Plan		Plan Awards:
				Equity Incentive			Number			Awards:		Market or
	Number of			Plan Awards:			of Shares		Market Value	Number of		Payout Value of
	Securities			Number of			or Units		of Shares or	Unearned		Unearned
	Underlying		Number of Securities	Securities			of Stock		Units of	Shares, Units		Shares, Units or
	Unexercised		Underlying	Underlying	Option	Option	That Have		Stock That	or Other		Other Rights
	Options (#)		Unexercised Options	Unexercised	Exercise	Expiration	Not		Have Not	Rights That		That Have Not
Name	Exercisable		(#) Unexercisable	Unearned Options	Price ($)	Date	Vested		Vested ($)	Have Not		Vested
Stephen G. Newberry	5,250	(1)	—	—	$16.14	10/1/2011	—		—	—		—
	200,000	(2)	—	—	$25.66	4/30/2009	—		—	—		—
	5,250	(3)	—	—	$11.66	10/1/2008	—		—	—		—
Martin B. Anstice	2,000	(4)	—	—	$24.25	3/19/2011	—		—	—		—
	849	(1)	—	—	$16.14	10/1/2011	—		—	—		—
Ernest E. Maddock	2,050	(1)	—	—	$16.14	10/1/2011	—		—	—		—
	1,000	(5)	—	—	$22.79	12/24/2011	—		—	—		—
	28,800	(6)		—	$22.05	2/27/2009	—		—	—		—
Abdi Hariri	822	(1)	—	—	$16.14	10/1/2011	—		—	—		—
	1,000	(1)	—	—	$16.14	10/1/2011	—		—	—		—
Richard A. Gottscho	—		—	—			8,400	(7)	$446,124	—		—
	—		—	—			—		—	32,000	(8)	$1,699,520
	—		—	—			8,400	(9)	$446,124	—		—
Nicolas J. Bright	—		—	—			—		—	—		—

(1)	These options were granted on October 1, 2001. 100% of the options vested on October 1, 2006.

(2)	These options were granted on April 30, 2002. The options vested 25% annually on February 28 in 2003, 2004, 2005, and 2006.

(3)	These options were granted on August 2, 2002. 100% of the options vested on October 1, 2002.

(4)	These options were granted on March 19, 2001. 36,000 total options were granted with 25% vesting on the first, second, third and fourth anniversaries of the grant date.

(5)	These options were granted on December 24, 2001. 100% of the options vested on December 24, 2006.

(6)	These options were granted on February 27, 2002. 86,700 total options were granted and vested 13,800 on February 27, 2003, 15,300 on February 27, 2004, 28,800 on February 27, 2005, and 28,800 on February 27, 2006.

(7)	These restricted stock units (RSUs) were granted on August 4, 2005. 100% of the RSUs vested on August 4, 2007.

(8)	These restricted stock units (RSUs) were granted on May 12, 2006 and are subject to performance criteria and service period. 100% of the RSUs will vest on May 12, 2009 provided that the person remains an employee on such date.

(9)	These restricted stock units (RSUs) were granted on January 4, 2007. 33.33% will vest on April 15, 2008, August 1, 2008 and December 1, 2008 provided that the person remains an employee on each such date.

OPTION EXERCISES AND STOCK AWARD VESTING DURING FISCAL YEAR 2007

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise	Exercise (1)	Vesting	Vesting
Stephen G. Newberry	—	—	—	—
Martin B. Anstice	—	—	—	—
Ernest E. Maddock	—	—	—	—
Abdi Hariri	—	—	—	—
Richard A. Gottscho	2,118	$72,294	—	—
Nicolas J. Bright	6,949	$223,703

(1)	The value realized equals the difference between the option exercise price and the fair market value of Lam Research’s Common Stock on the date of exercise, multiplied by the number of shares for which the option was exercised.
NON-QUALIFIED DEFERRED COMPENSATION TABLE

	Executive	Registrant
	Contributions in Fiscal	Contributions in Fiscal	Aggregate Earnings in	Aggregate	Aggregate Balance at
Name	Year 2007 (1)	Year 2007 (2)	Fiscal Year 2007 (3)	Withdrawals/Distributions	Fiscal Year End 2007
Stephen G. Newberry	$—	$—	$55,478	$—	$993,275
Martin B. Anstice	$75,000	$—	$35,888	$—	$236,202
Ernest E. Maddock	$865,097	$—	$214,259	$—	$2,403,690
Abdi Hariri	$502,114	$—	$124,146	$(422,549)	$1,060,471
Richard A. Gottscho	$90,803	$—	$50,837	$—	$964,735
Nicolas J. Bright	$644,543	$—	$74,165	$—	$1,854,238

(1)	Under Lam Research’s EDCP, participants may defer up to 100% of base salary and/or bonus compensation. The minimum deferral amount is $5,000 in any plan year. Deferral elections may be changed each year during the fall enrollment period. The participants may elect to have their deferrals tracked to 16 variable rate funds. Participants may establish up to 5 distribution accounts, each to begin payment in a specific year or upon Retirement. Accounts must be elected at the time of enrollment. All amounts listed as “Executive Contributions” in the table above represent contributions on amounts earned during fiscal year 2007 and disclosed in the Summary Compensation Table earlier in this document.

(2)	Amounts credited to the EDCP consist only of cash compensation that has been earned and payment of which has been deferred by the participant. The amounts deferred under the EDCP are credited with interest in the sum of (a) the yield-to-maturity of five-year U.S. Treasury notes plus (b) 1.50% or with gains or losses that “mirror” the market performance of the funds selected by employees, net of management fees and expenses. Lam Research generally may not take a deduction with respect to amounts deferred under the EDCP until such amounts are paid out. However, in certain circumstances where an amount is determinable by formula or otherwise fixed at year end and paid within two and one-half months of year end, Lam Research may take a deduction before the amounts are paid.

(3)	The above-market or preferential earnings portion of these amounts are reported in the Summary Compensation Table under the column entitled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”
The Company first adopted a deferred compensation plan in 1994 (the “1994 Deferral Plan”). The 1994 Deferral Plan remains in effect but was closed to further contributions as of December 31, 2004. The Company adopted a new deferred compensation plan (the “EDCP”) effective January 1, 2005. Contributions by eligible executives on or after January 1, 2005, will be maintained in the EDCP. Both Deferred Compensation Plans are voluntary, non-tax-qualified, deferred compensation plans that encourage executives to save for retirement. Under the Deferred Compensation Plans, participants were and are entitled to defer compensation until retirement, death, other termination of employment, or until specified dates.

Potential Payments Upon Termination or Change-in-Control
The Company provides a program to pay for post-retirement medical and dental insurance coverage for eligible former executive officers (the “Executive Retirement Medical Benefit Plan”). Annually, Lam Research has an independent actuarial valuation of this post-retirement benefit conducted in accordance with the methodology prescribed by the Statement of Financial Accounting Standards 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106). The most recent valuation conducted in August 2007 valued Lam Research’s accumulated post-retirement benefit obligation for the named executive officers, Mr. Bagley and directors under the plan at $603,000. The amounts for the named executive officers and Mr. Bagley are shown in the table below:

Name	FY 2007
Stephen Newberry	$73,000
Martin Anstice	$17,000
Ernest Maddock	$71,000
Abdi Hariri	$59,000
Richard Gottscho	$72,000
Nicolas Bright	$77,000
James Bagley	$44,000
In addition, certain of the Company’s stock option plans and its Employee Stock Purchase Plan provide that, upon a merger of the Company with or into another corporation or the sale of substantially all of the assets of the Company, each outstanding option or right to purchase Common Stock shall be assumed, or an equivalent option or right substituted, by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation does not agree to assume the option or right or substitute an equivalent option or right, at the discretion of the plan administrator, some or all of the options granted under certain of the stock option plans shall be accelerated so as to be fully exercisable, and all of the rights granted under the Employee Stock Purchase Plans shall be fully exercisable following the merger for a period from the date of notice by the Board of Directors. Following the expiration of such periods, the options and rights will terminate. The 2007 Stock Incentive Plan adopted by Lam Research stockholders at the 2006 Annual Meeting allows the Company broad discretion to provide for vesting acceleration of awards on change-of-control transactions.
The tables below quantify the amount that would be payable to each of Messrs. Newberry, Bright and Bagley assuming the termination of his employment on June 24, 2007, and are estimates of the amounts which would be paid out to each executive upon his termination. The actual amounts to be paid out can only be determined at the time of the triggering events.
Newberry Agreement
The Newberry Agreement provides that in the event of involuntary termination without cause (as defined in the agreement) or a change in control of the Company followed by either involuntary termination or the acceptance of a position of materially lesser authority or responsibility offered to Mr. Newberry by the Company, or if the Company is acquired by another entity so that there will be no market for the Common Stock of the Company and the acquiring entity does not provide options comparable to unvested stock options held by Mr. Newberry, all unvested stock options granted to Mr. Newberry will automatically be accelerated in full so as to become fully vested. Mr. Newberry is presently fully vested in his stock options but such provision applies to any future grants. Mr. Newberry will have two years from the date of termination in which to exercise such options.
If Mr. Newberry’s employment is involuntarily terminated without cause, he will be entitled to receive a lump sum payment equal to fifteen (15) months of his then-annual base compensation, and he will receive annually any benefits under the Executive Retirement Medical Benefit Plan for which he qualifies following the date of termination. If Mr. Newberry resigns voluntarily, he will not be entitled to receive any severance benefits under the Newberry Agreement, with the exception of the benefits that he would qualify for under the Executive Retirement Medical Benefit Plan. In the event of Mr. Newberry’s death, his estate will be entitled to receive an amount equal to Mr. Newberry’s annual base salary payable in a lump sum. If Mr. Newberry becomes disabled, he will be entitled to receive his base salary for a period of twelve (12) months from the date disability is certified, as well as any bonus earned prior to the effective date of disability.

The Newberry Agreement provides that for a period of six months following Mr. Newberry’s termination of employment with the Company, Mr. Newberry may not solicit any of the Company’s employees to become employed by any other business enterprise.

Stephen G. Newberry
President and Chief
Executive Officer
Voluntary
	Termination	Involuntary Termination
Executive Benefits and
Payments Upon		Disability or		Not for	Change in
Termination		Death	For Cause	Cause	Control
Compensation
Severance	$—	$800,000	$—	$1,000,000	$—
Short-term Incentive	$—	$—	$—	$—	$—
Long-term Incentives
2006-2007 MYIP	$—	$—	$—	$—	$—
2007-2008 MYIP	$—	$—	$—	$—	$—
Stock Options (Unvested and Accelerated)	$—	$—	$—	$—	$—
Restricted Stock Units (Unvested and Accelerated)	$—	$—	$—	$—	$—
Benefits and Perquisites
Health and Welfare Benefit Continuation (1)	$73,000	$73,000	$—	$73,000	$73,000

Total	$73,000	$873,000	$—	$1,073,000	$73,000

(1)	Assumes executive qualifies for Lam Research’s Executive Retirement Medical Benefit Plan and reflects the most recent independent actuarial valuation of this benefit.

Bright Agreement
The employment agreement which the Company entered into with Mr. Bright effective August 1, 2003 (the “Bright Agreement”) provides that in the event of a change in control of the Company, subject to certain conditions set forth in the Bright Agreement, or involuntary termination of Mr. Bright without cause (as defined in the agreement), all unvested stock options granted to Mr. Bright will automatically be accelerated in full so as to become fully vested. Mr. Bright will have two years from the date of termination in which to exercise such options. Mr. Bright presently does not have any unvested or unexercised stock option grants but any new grants to Mr. Bright would be subject to such provisions. If Mr. Bright’s employment is involuntarily terminated without cause, he will be entitled to receive a lump sum payment equal to fifteen (15) months of his then-annual base compensation, and any annual benefits under the Executive Retirement Medical Benefit plan for which he qualifies following the date of termination. In the event of Mr. Bright’s death, his estate will be entitled to receive an amount equal to his annual base salary payable in a lump sum. If Mr. Bright becomes disabled, he will be entitled to receive his base salary for a period of twelve (12) months from the date disability is certified, as well as any bonus earned prior to the effective date of disability.

Nicolas J. Bright
Executive Vice
President of
Products
Voluntary
	Termination	Involuntary Termination
Executive Benefits and
Payments Upon		Disability or		Not for	Change in
Termination		Death	For Cause	Cause	Control
Compensation
Severance	$—	$500,000	$—	$625,000	$—
Short-term Incentive	$—	$—	$—	$—	$—
Long-term Incentives	$—	$—	$—	$—	$—
2006-2007 MYIP	$—	$—	$—	$—	$—
2007-2008 MYIP	$—	$—	$—	$—	$—
Stock Options (Unvested and Accelerated)	$—	$—	$—	$—	$—
Restricted Stock Units (Unvested and Accelerated)	$—	$—	$—	$—	$—
Benefits and Perquisites
Health and Welfare Benefit Continuation (1)	$77,000	$77,000	$—	$77,000	$77,000

Total	$77,000	$577,000	$—	$702,000	$77,000

(1)	Assumes executive qualifies for Lam Research’s Executive Retirement Medical Benefit Plan and reflects the most recent independent actuarial valuation of this benefit.

Bagley Agreement
Pursuant to the Bagley Agreement, Mr. Bagley is entitled to certain severance benefits upon termination of his employment, depending on the reason for the early termination. If Mr. Bagley voluntarily resigns his employment position, he will not be eligible for any severance payment or benefits, but will remain eligible for the $2.5 million lump sum payment to be paid on April 15, 2009, provided the conditions precedent therefore are fulfilled. In the event of involuntary termination of employment without cause (as defined in the agreement) or due to disability, Mr. Bagley will be entitled to continued payment of his salary; to the lump sum payment when otherwise due; to continued annual medical benefits under the Executive Retirement Medical Benefit plan; and to exercise any vested stock options for two years after termination. If involuntary termination is due to death, additional benefits include acceleration of payment of the lump sum amount within ninety days after death and continued medical benefits for covered family members pursuant to plan eligibility. If Mr. Bagley is terminated for cause, Mr. Bagley will not be entitled to receive any severance benefits under the Bagley Agreement. There is no change-of-control benefits provision in the Agreement.
The Bagley Agreement provides that (i) prior to March 31, 2009, Mr. Bagley may not provide services to another entity that would constitute competition with the Company; and (ii) for a period of six months following termination of the Agreement, Mr. Bagley may not solicit any of the Company’s employees to become employed by any other business enterprise.
James W. Bagley
Executive Chairman of
the Company

	Voluntary Termination(2)			Involuntary Termination
Executive Benefits and
Payments Upon					Not for	Change in
Termination			Death	For Cause	Cause	Control
Compensation
Severance	$		$2,500,000	$—	$420,000	NA
Short-term Incentive		$—	$—	$—	$—
Long-term Incentives
2006-2007 MYIP		$—	$—	$—	$—
2007-2008 MYIP		$—	$—	$—	$—
Stock Options (Unvested and Accelerated)		$—	$—	$—	$—
Restricted Stock Units (Unvested and Accelerated)		$—	$—	$—	$—
Benefits and Perquisites
Health and Welfare Benefit Continuation (1)		$44,000	$44,000	$—	$44,000	$44,000

Total		$44,000	$2,544,000	$—	$464,000	$44,000

(1)	Assumes executive qualifies for Lam Research’s Executive Retirement Medical Benefit Plan and reflects the most recent independent actuarial valuation of this benefit.

(2)	Remains eligible for the $2.5 million lump sum payment, provided the conditions precedent are fulfilled.

DIRECTOR COMPENSATION IN FISCAL YEAR 2007

					Change in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred	All Other
	Fees Earned or	Stock Awards (2),		Incentive Plan	Compensation	Compensation
	Paid in Cash	(3), (4)	Option Awards	Compensation	Earnings (5)	(6), (7)	Total
Name	($)	($)	($)	($)	($)	($)	($)
David G. Arscott	$46,000	$239,750	$—	$—	$68	$—	$285,818
Robert M. Berdahl	$51,000	$239,750	$—	$—	$—	$—	$290,750
Richard J. Elkus, Jr	$49,000	$239,750	$—	$—	$—	$—	$288,750
Jack R. Harris	$46,000	$239,750	$—	$—	$—	$—	$285,750
Grant M. Inman	$49,000	$239,750	$—	$—	$—	$—	$288,750
Catherine P. Lego	$46,000	$239,750	$—	$—	$—	$—	$285,750
Seiichi Watanabe	$46,000	$379,676	$—	$—	$—	$5,630	$431,306
Patricia S. Wolpert (1)	$44,000	$207,064	$—	$—	$—	$—	$251,064

(1)	Director Patricia Wolpert received a pro-rated annual cash retainer equal to $18,000 during fiscal year 2007, in recognition of her services as a director during a portion of calendar year 2006, for which she had not previously received cash compensation. Ms. Wolpert was granted 2,500 restricted shares on December 5, 2006. The shares vested on August 14, 2007.

(2)	On February 15, 2007, each Director was granted 4,440 restricted stock units based on the closing price of the Company’s Common Stock of $45.14. The units vested on November 1, 2007, with receipt deferred until January 31, 2008.

(3)	Each Director (excluding Mr. Watanabe and Ms. Wolpert) received a grant of 5,000 restricted shares on January 31, 2006 based on the closing price of the Company’s Common Stock of $46.43. The units vested on January 31, 2007.

(4)	Mr. Watanabe was granted 10,000 restricted shares on January 31, 2006 based on the closing price of the Company’s Common Stock of $46.43. The units vested on January 31, 2007.

(5)	Reflects interest earned in fiscal year 2007 on deferred compensation, to the extent that the interest rate exceeded 120% of the applicable federal long-term rate.

(6)	Value of fees for visa and immigration services provided to Dr. Watanabe in Fiscal Year 2007.

(7)	Value of fees for tax services provided to Dr. Watanabe in Fiscal Year 2007.
Lam Research’s non-employee directors received the following compensation for their services for calendar year 2007: annual cash retainer of $42,000; cash retainer of $2,000 for service as the chair of a committee; and cash retainer of $2,000 for service as lead director. No additional compensation in the form of meeting fees was provided for calendar year 2007. For calendar year 2006, the non-employee directors received the following compensation: annual cash retainer of $36,000, cash retainer of $2,000 for service as the chair of a committee; cash retainer of $2,000 for service as lead director; and $1,000 for each meeting attended in person on a day other than a regularly scheduled board meeting. Lam Research’s non-employee directors will receive the following compensation for their services for calendar year 2008: annual cash retainer of $42,000; cash retainer of $7,500 for service as the chair of a committee other than the Audit Committee; cash retainer of $10,000 for service as the chair of the Audit Committee; and cash retainer of $7,500 for service as lead director.
In addition, former members of Lam Research’s Board of Directors can participate in the Company’s Executive Retirement Medical Benefit Plan if they meet the eligibility requirements. Lam Research’s accumulated post-retirement benefit obligation for the eligible directors under SFAS No. 106 is shown below:

Name	FY 2007
David G. Arscott	$51,000
Robert M. Berdahl	$41,000
Richard J. Elkus, Jr.	$38,000
Jack R. Harris	$47,000
Catherine P. Lego	$13,000

COMPENSATION COMMITTEE REPORT
          The purposes of the Compensation Committee are to assist the Board in the discharge of its responsibilities with respect to compensation for the Company’s executive officers and independent directors, report annually to the Company’s stockholders on executive compensation matters, administer the Company’s equity-based compensation plans, and take or cause to be taken such other actions and address such other matters as the Board may from time to time authorize the Committee to undertake or assume responsibility.
          The Compensation Committee has reviewed and discussed with Management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
     The Compensation Committee was composed of the following independent non-employee directors during fiscal year 2007, and remains so composed as of the date of this report: Directors Berdahl, Elkus, Harris, and Wolpert.
COMPENSATION COMMITTEE
Robert M. Berdahl
Richard J. Elkus, Jr.
Jack R. Harris
Patricia S. Wolpert
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No interlocking relationship exists or existed during fiscal year 2007 between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee. The Compensation Committee consisted of directors Berdahl, Elkus, Harris, and Wolpert during fiscal year 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The table below sets forth the beneficial ownership of shares of Common Stock of the Company by: (i) each person or entity whom, based on information obtained, the Company knows to beneficially own more than 5% of the Company’s Common Stock, and the address of each such person or entity (“5% stockholder”); (ii) each current director of the Company; (iii) each named executive officer (“named executive”) described above in the Compensation Discussion & Analysis section; and (iv) all current directors and current executive officers as a group. With the exception of 5% stockholders, the information below concerning the number of shares beneficially owned is provided with respect to holdings as of February 15, 2008, the most recent practicable date for such determination (the “Ownership Date”), and, with respect to the 5% stockholders, the information below is provided with respect to holdings as of December 31, 2007, unless otherwise identified. The percentage is calculated using 124,768,843 as the number of shares of the Company’s Common Stock outstanding as of the Ownership Date.

	Shares
	Beneficially		Percent of
Name of Person or Identity of Group	Owned(1)		Class
Wellington Management Company LLP	13,631,400	(2)	10.9%
75 State Street
Boston, Massachusetts 02109

AXA Assurances Mutuelles	9,188,800	(2)	7.4%
25, Avenue Matignon
Paris, France 75008

AllianceBernstein LP	9,157,365	(2)	7.3%
13456 Avenue of the Americas
New York, New York 10105

Capital Group International, Inc.	6,917,820	(2)	5.5%
1100 Santa Monica Blvd.
Los Angeles, California 90025

James W. Bagley	183,000		*
David G. Arscott	111,175		*
Robert M. Berdahl	40,140		*
Richard J. Elkus, Jr.	122,810		*
Jack R. Harris	83,770		*
Grant M. Inman	152,190		*
Catherine P. Lego	9,440		*
Stephen G. Newberry	210,500		*
Seiichi Watanabe	11,440		*
Patricia S. Wolpert	6,940		*
Martin B. Anstice	8,117		*
Nicolas J. Bright	1,152	(3)	*
Richard A. Gottscho	3,030		*
Abdi Hariri	4,398		*
Ernest E. Maddock	32,374		*
All current directors and current executive officers as a group (15 persons)(4)	993,112		*

*	Less than one percent

(1)	Includes shares subject to outstanding stock options and restricted stock units (RSUs) that are exercisable within 60 days after February 15, 2008, if any, with respect to:

James Bagley	2,000 options	Seiichi Watanabe	0 RSUs
David Arscott	63,000 options & RSUs	Patricia Wolpert	0 RSUs
Robert Berdahl	33,000 options & RSUs	Martin Anstice	2,849 options
Richard Elkus, Jr.	81,000 options & RSUs	Thomas Bondur	11,466 options
Jack Harris	63,000 options & RSUs	Nicolas Bright	0 options
Grant Inman	51,000 options & RSUs	Richard Gottscho	2,800 options
Catherine Lego	0 RSUs	Abdi Hariri	1,822 options
Stephen Newberry	210,500 options	Ernest Maddock	31,850 options

(2)	Beneficial ownership calculations for 5% stockholders are based on publicly filed Schedules 13D or 13G, which 5% stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2007.

(3)	Includes 120 shares held in trust for Mr. Bright’s dependent children.

(4)	Current directors and current executive officers, as of February 15, 2008, include: Mr. Bagley, Mr. Arscott, Dr. Berdahl, Mr. Elkus, Mr. Harris, Mr. Inman, Ms. Lego, Mr. Newberry, Dr. Watanabe, Ms. Wolpert, Mr. Anstice, Mr. Bondur, Mr. Gottscho, Mr. Hariri, and Mr. Maddock.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER
EQUITY COMPENSATION PLANS
The following table provides information as of June 24, 2007, regarding securities authorized for issuance under the Company’s equity compensation plans. The equity compensation plans of the Company include the 1991 Stock Option Plan, the 1996 Performance-Based Restricted Stock Plan, the 1997 Stock Incentive Plan, the 1999 Stock Option Plan, the 2007 Equity Incentive Plan, and the 1999 Employee Stock Purchase Plan.

				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities		Weighted-Average	Under Equity
	to be Issued Upon		Exercise Price of	Compensation Plans
	Exercise of		Outstanding Options,	(excluding securities
	Outstanding Options,		Warrants, and	reflected in column
Plan Category	Warrants, and Rights		Rights(5)	(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,734,273	(1)(2)	$19.09	26,084,502 (3)
Equity compensation plans not approved by security holders	3,394,542	(4)	$20.68	2,669,719
Total	5,128,815		$20.37	28,754,221

(1)	Includes shares issuable under the Company’s 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan was adopted by the Board in May 1997 and approved by the stockholders of the Company in August 1997. In October 2002, the Board amended the 1997 Plan to provide for the issuance of restricted stock unit awards, allow all 1997 Plan participants to participate in exchanges of stock options previously permitted under the 1997 Plan, and provide that vesting of restricted stock, deferred stock, performance share and restricted stock unit awards would be determined by the Administrator of the Plan at the time of the award grant.

Pursuant to the provisions of the 1997 Plan approved by the Company’s stockholders, the number of shares reserved for issuance under the plan will automatically be increased each calendar quarter if and to the extent necessary to provide that the ratio of (a) the number of shares reserved for issuance under all of the Company’s stock-based incentive plans to (b) the total number of shares of Lam Research Common Stock outstanding on a fully-diluted basis will be equal to 18.5%; provided, that the number of shares reserved for issuance under the Lam 1997 Stock Plan will in no event exceed fifteen million shares. During fiscal year 2007, there were no additional amounts reserved for issuance.

(2)	Includes shares issuable under the Company’s 2007 Stock Incentive Plan, as amended (the “2007 Plan”). The 2007 Plan was adopted by the Board in August 2006, approved by the stockholders of the Company in November 2006, and amended by the Board in November 2006. The 2007 Plan reserves for issuance up to 15,000,000 shares of the Company’s Common Stock.

(3)	Includes 3,313,227 shares available for future issuance under the 1999 Employee Stock Purchase Plan (“1999 ESPP”). This number does not include shares that may be added to the 1999 ESPP share reserve in the future in accordance with the terms of the 1999 ESPP, as amended.

(4)	Includes shares issuable under the Company’s 1999 Stock Option Plan (the “1999 Option Plan”). The 1999 Option Plan reserves for issuance up to 27,500,000 shares of the Company’s Common Stock.

The 1999 Option Plan was adopted by the Board as of November 5, 1998 (the “Effective Date”) and amended and restated as of October 16, 2002 and November 7, 2002. All directors, officers and employees of Lam and its designated subsidiaries, as well as consultants, advisors or independent contractors who provide valuable services to the Company or such subsidiaries, are eligible to participate in the 1999 Option Plan.

Nonstatutory stock options, deferred stock, restricted stock, performance shares, and restricted stock unit awards (collectively, the “Awards”) may be granted under the plan. Stock options granted under the 1999 Option Plan must have an exercise price that is not less than the fair market value of the Company’s Common Stock on the date of the grant. The Administrator shall determine the participants to whom Awards shall be granted and the terms of such Awards. The 1999 Option Plan terminates ten years from the Effective Date.

In the event of a corporate transaction such as a change of control, the 1999 Option Plan provides that each outstanding Award shall be assumed, or an equivalent Award substituted, by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation does not agree to assume the Award or substitute an equivalent Award, subject to limitations that may be placed on an Award on the date of grant, outstanding Awards shall accelerate and become fully exercisable.

(5)	Does not include restricted stock units (RSUs) with an exercise price of $0.00.
Item 13. Certain Relationships and Related Transactions, and Director Independence
No family relationships exist or existed during fiscal year 2007 among any of the Company’s directors and executive officers. No related-party transactions occurred during fiscal year 2007. The information regarding the identity of each director who is “independent” in accordance with NASDAQ and other applicable criteria is incorporated by reference from Item 10, “Directors, Executive Officers and Corporate Governance—Director Independence” and “Directors, Executive Officers and Corporate Governance—Board Meetings and Committees”, above.
Item 14. Principal Accounting Fees and Services
Ernst & Young LLP has audited the Company’s consolidated financial statements since the Company’s inception.
Fees Billed by Ernst & Young LLP
The table below shows the fees billed by Ernst & Young LLP for audit and other services provided to the Company in fiscal years 2007 and 2006.

Services / Type of Fee	Fiscal Year 2007	Fiscal Year 2006

Audit Fees (1)	$2,132,000	$2,137,000
Audit-Related Fees (2)	147,000	136,000
Tax Fees (3)	—	—
All Other Fees (4)	—	—

TOTAL	$2,279,000	$2,273,000

(1)	Audit fees represent fees for professional services provided in connection with the audits of annual financial statements, reviews of quarterly financial statements, and audit services related to other statutory or regulatory filings or engagements. In addition, audit fees include those fees related to Ernst & Young LLP’s audit of the effectiveness of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

(2)	Audit-related fees consist of assurance and related services that are reasonably related to the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.”

(3)	Tax fees represent fees for services primarily related to international tax compliance.

(4)	All other fees relate principally to fees for subsidiary-related services.
     The Audit Committee reviewed summaries of the services provided by Ernst & Young LLP and the related fees during fiscal year 2007 and has determined that the provision of non-audit services was compatible with maintaining the independence of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm. The Audit Committee approved 100% of the services and related fee amounts for services provided by Ernst & Young LLP during fiscal year 2007.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services
It is the responsibility of the Audit Committee to approve, in accordance with Sections 10A(h) and (i) of the Exchange Act and the Rules and Regulations of the SEC, all professional services, to be provided to the Company by its Independent Registered Public Accounting Firm, provided that the Audit Committee shall not approve any non-audit services proscribed by Section 10A(g) of the Exchange Act in the absence of an applicable exemption.
It is the policy of the Company that the Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s Independent Registered Public Accounting Firm, consistent with the criteria set forth in the Audit Committee Charter and applicable laws and regulations. The Committee has delegated to the Chair of the Committee the authority to pre-approve such services, provided that the Chair shall report any decision on his part to pre-approve such services to the full Audit Committee at its next regular meeting. These services may include audit services, audit-related services, tax services, and other services. The Independent Registered Public Accounting Firm and Company management are required to periodically report to the Audit Committee regarding the extent of services provided by the Independent Registered Public Accounting Firm pursuant to any such pre-approval.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) 1. Index to Financial Statements
     Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.
3. See (c) of this Item 15, which is incorporated herein by reference.
(c) The list of Exhibits follows page 131 of this 2007 Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 24,	June 25,
	2007	2006
		As restated (1)
ASSETS
Cash and cash equivalents	$573,967	$910,815
Short-term investments	96,724	139,524
Accounts receivable, less allowance for doubtful accounts of $3,851 as of June 24, 2007 and $3,822 as of June 25, 2006	410,013	407,347
Inventories	235,431	168,714
Deferred income taxes	61,727	53,625
Prepaid expenses and other current assets	38,499	26,344

Total current assets	1,416,361	1,706,369
Property and equipment, net	113,725	49,893
Restricted cash and investments	360,038	470,038
Deferred income taxes	27,414	52,571
Goodwill	59,741	—
Intangible assets, net	70,909	14,643
Other assets	53,417	33,868

Total assets	$2,101,605	$2,327,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$117,617	$108,504
Accrued expenses and other current liabilities	364,296	319,060
Deferred profit	190,885	140,085

Total current liabilities	672,798	567,649
Long-term debt	250,000	350,000
Other long-term liabilities	2,487	969

Total liabilities	925,285	918,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 123,535 shares at June 24, 2007 and 141,785 shares at June 25, 2006	124	142
Additional paid-in capital	1,194,215	1,051,851
Treasury stock, at cost, 34,168 shares at June 24, 2007 and 13,532 shares at June 25, 2006	(1,483,169)	(416,447)
Accumulated other comprehensive loss	(4,302)	(11,205)
Retained earnings	1,469,452	784,423

Total stockholders’ equity	1,176,320	1,408,764

Total liabilities and stockholders’ equity	$2,101,605	$2,327,382

See Notes to Consolidated Financial Statements

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
Total revenue	$2,566,576	$1,642,171	$1,502,453
Cost of goods sold	1,261,522	815,159	738,989

Gross margin	1,305,054	827,012	763,464

Research and development	285,348	229,378	195,289
Selling, general and administrative	241,046	192,866	165,832
Restructuring charges, net	—	—	14,201

Total operating expenses	526,394	422,244	375,322

Operating income	778,660	404,768	388,142
Other income (expense):
Interest income	71,666	38,189	17,537
Interest expense	(17,817)	(677)	(1,413)
Favorable legal judgment	15,834	—	—
Other, net	(620)	(2,490)	(8,004)

Income before income taxes	847,723	439,790	396,262
Income tax expense	161,907	104,580	99,010

Net income	$685,816	$335,210	$297,252

Net income per share:
Basic net income per share	$4.94	$2.42	$2.16

Diluted net income per share	$4.85	$2.33	$2.09

Number of shares used in per share calculations:
Basic	138,714	138,581	137,727

Diluted	141,524	143,759	142,460

See Notes to Consolidated Financial Statements

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$685,816	$335,210	$297,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,097	22,000	25,517
Deferred income taxes	17,055	37,222	89,310
Restructuring charges, net	—	—	14,201
Amortization of premiums/discounts on securities	(658)	2,683	3,285
Equity-based compensation expense	35,554	23,993	3,588
Income tax benefit on equity-based compensation plans	62,437	17,338	1,140
Excess tax benefit on equity-based compensation plans	(44,990)	(11,110)	—
Other, net	1,283	(326)	(431)
Changes in working capital accounts:
Accounts receivable, net of allowance	(513)	(178,542)	13,470
Inventories	(56,336)	(59,038)	(2,588)
Prepaid expenses and other assets	(19,180)	(9,270)	(455)
Trade accounts payable	9,055	48,341	(33,108)
Deferred profit	51,112	50,675	(18,936)
Accrued expenses and other liabilities	44,827	88,206	33,685

Net cash provided by operating activities	823,559	367,382	425,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(59,968)	(42,080)	(22,849)
Acquisitions of businesses	(181,108)	—	—
Sales of other investments	3,000	—	—
Purchases of available-for-sale securities	(1,058,081)	(129,464)	(247,392)
Sales and maturities of available-for-sale securities	1,103,311	312,252	184,083
Transfer of restricted cash and investments	110,000	(385,000)	27,430

Net cash used for investing activities	(82,846)	(244,292)	(58,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(100,171)	(112)	—
Net proceeds from issuance of long-term debt	—	349,632	—
Excess tax benefit on equity-based compensation plans	44,990	11,110	—
Treasury stock purchases	(1,083,745)	(251,211)	(167,081)
Reissuances of treasury stock	18,123	15,171	458
Proceeds from issuance of common stock	42,468	179,400	114,304

Net cash provided by (used for) financing activities	(1,078,335)	303,990	(52,319)

Effect of exchange rate changes on cash	774	1,485	3,964
Net increase (decrease) in cash and cash equivalents	(336,848)	428,565	318,847
Cash and cash equivalents at beginning of year	910,815	482,250	163,403

Cash and cash equivalents at end of year	$573,967	$910,815	$482,250

Schedule of noncash transactions Acquisition of leased equipment	$—	$1,088	$—

Supplemental disclosures:
Cash payments for interest	$17,700	$531	$1,341

Cash payments for income taxes	$53,508	$11,873	$7,339

See Notes to Consolidated Financial Statements

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					DEFERRED
			ADDITIONAL		STOCK-	ACCUMULATED
	COMMON		PAID-IN		BASED	OTHER	RETAINED
	STOCK	COMMON	CAPITAL,	TREASURY	COMPENSATION	COMPREHENSIVE	EARNINGS	TOTAL
	SHARES	STOCK	As restated (1)	STOCK	As restated (1)	INCOME (LOSS)	As restated (1)	As restated (1)

Balance at June 27, 2004, as previously reported	134,988	$135	$628,076	$(19,742)	$(1,839)	$(15,283)	$221,119	$812,466
Cumulative effect of restatements (1)	—	—	91,476	—	(5,607)	—	(63,211)	22,658

Balance at June 27, 2004, as restated (1)	134,988	$135	$719,552	$(19,742)	$(7,446)	$(15,283)	$157,908	$835,124
Sale of common stock	8,155	8	114,296	—	—	—	—	114,304
Purchase of treasury stock	(5,855)	(6)	—	(167,075)	—	—	—	(167,081)
Income tax benefit from stock option transactions	—	—	1,140	—	—	—	—	1,140
Reissuance of treasury stock	25	—	—	753	—	—	(295)	458
Reversal of deferred stock-based compensation due to forfeitures	—	—	(837)	—	837	—	—	—
Amortization of deferred-stock based compensation	—	—	(428)	—	4,016	—	—	3,588
Components of comprehensive income:
Net income	—	—	—	—	—	—	297,252	297,252
Foreign currency translation adjustment	—	—	—	—	—	3,584	—	3,584
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	1,650	—	1,650
Unrealized loss on financial instruments, net	—	—	—	—	—	(379)	—	(379)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(361)	—	(361)

Total comprehensive income								301,746

Balance at June 26, 2005, as restated (1)	137,313	$137	$833,723	$(186,064)	$(2,593)	$(10,789)	$454,865	$1,089,279

Sale of common stock	9,914	10	179,390	—	—	—	—	179,400
Purchase of treasury stock	(6,979)	(6)		(251,205)	—	—	—	(251,211)
Income tax benefit on equity-based compensation plans	—	—	17,338	—	—	—	—	17,338
Reissuance of treasury stock	658	1	—	20,822	—	—	(5,652)	15,171
Equity-based compensation expense	—	—	23,993	—	—	—	—	23,993
Deferred compensation adjustment	—	—	(2,593)	—	2,593	—	—	—
Exercise of warrant	879	—	—	—	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	335,210	335,210
Foreign currency translation adjustment	—	—	—	—	—	2,061	—	2,061
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	6,200	—	6,200
Unrealized loss on financial instruments, net	—	—	—	—	—	(916)	—	(916)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(7,761)	—	(7,761)

Total comprehensive income								334,794

Balance at June 25, 2006, as restated (1)	141,785	$142	$1,051,851	$(416,447)	$—	$(11,205)	$784,423	$1,408,764

Sale of common stock	2,388	2	42,466	—	—	—	—	42,468
Purchase of treasury stock	(21,202)	(21)	—	(1,083,724)	—	—	—	(1,083,745)
Income tax benefit on equity-based compensation plans	—	—	62,437	—	—	—	—	62,437
Reissuance of treasury stock	564	1	1,907	17,002	—	—	(787)	18,123
Equity-based compensation expense	—	—	35,554	—	—	—	—	35,554
Components of comprehensive income:
Net income	—	—	—	—	—	—	685,816	685,816
Foreign currency translation adjustment	—	—	—	—	—	1,755	—	1,755
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	5,355	—	5,355
Unrealized gain on financial instruments, net	—	—	—	—	—	82	—	82
Less: reclassification adjustment for losses included in earnings	—	—	—	—	—	505	—	505

Total comprehensive income								693,513
Adjustment to initially apply SFAS No. 158	—	—	—	—	—	(794)	—	(794)

Balance at June 24, 2007	123,535	$124	$1,194,215	$(1,483,169)	$—	$(4,302)	$1,469,452	$1,176,320

See Notes to Consolidated Financial Statements

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 24, 2007
Note 1: Company and Industry Information
          Lam Research Corporation (“Lam Research” or the “Company”) designs, manufactures, markets, and services semiconductor processing equipment used in the fabrication of integrated circuits and is recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. The Company leverages its expertise in these areas to develop integrated processing solutions which typically benefit its customers through reduced cost, lower defect rates, enhanced yields, or faster processing time. The Company sells its products and services primarily to companies involved in the production of semiconductors in the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific.
          The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2007, 2006, and 2005 may not necessarily be indicative of future operating results.
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
          Revenue Recognition: The Company recognizes all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and the Company has completed its system installation obligations, received customer acceptance or is otherwise released from its installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue where it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. Revenue from multiple-element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.
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
          Standard costs are re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor utilization levels, methods of manufacturing, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between the Company’s legal entities are eliminated from its consolidated financial statements.
          Management evaluates the need to record adjustments for impairment of inventory at least quarterly. The Company’s policy is to assess the valuation of all inventories, including manufacturing raw materials, work-in-process, finished goods and spare parts in each reporting period. Generally, obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value, if less than cost. Inherent in the estimates of market value are management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

     Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company offers standard warranties for its systems that run generally for a period of 12 months from system acceptance, not to exceed 14 months from shipment of the system to the customer. When appropriate, the Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity, which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves through the application of detailed project record-keeping.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: The Company accounts for its employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of the Company’s stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continues to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R.
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
     In connection with the Company’s restatement of the consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates and if revised which measurement date to select for prior option grants. Information regarding the restatement is set forth below in Note 3, “Restatement of Consolidated Financial Statements” in these Notes to Consolidated Financial Statements and in “Restatement of Previously Issued Financial Statements” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K as of and for the year ended June 24, 2007 (the “2007 Form 10-K”).
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
     The Company provides for income taxes on an interim basis on the basis of annual estimated effective income tax rates. The Company’s estimated effective income tax rate reflects the underlying profitability of the Company, the level of R&D spending, the regions where profits are recorded and the respective tax rates imposed. The Company carefully monitors these factors and adjust the effective income tax rate, if necessary. If actual results differ from estimates, the Company could be required to record an additional valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material impact on the Company’s business, results of operations, and financial condition.

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
     Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 24, 2007 and included 52 weeks. The fiscal years ended June 25, 2006 and June 26, 2005 also included 52 weeks. The Company’s next fiscal year, ending on June 29 2008 will include 53 weeks.
     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Cash Equivalents and Short-Term Investments: All investments purchased with an original final maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss.) Unrealized losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than-temporary.  The Company considers  several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. There were no impairment charges recorded on the Company’s investment portfolio in fiscal years 2007, 2006, or 2005. The specific identification method is used to determine the realized gains and losses on investments.
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

     Each period, hedges are tested for effectiveness using regression testing. Changes in the fair value of currency forwards due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
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
     Guarantees: The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN No. 45, (b) the guarantee is subject to FIN No. 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has recorded a liability for certain guaranteed residual values related to specific facility lease agreements. The Company has evaluated its remaining guarantees and has concluded that they are either not within the scope of FIN No. 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. Please see Note 17 for additional information on the Company’s guarantees.
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
     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2007 presentation.

Note 3: Restatement of Consolidated Financial Statements
     In these consolidated financial statements as of and for the year ended June 24, 2007. Lam Research is restating its consolidated balance sheet as of June 25, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 25, 2006 and June 26, 2005 as a result of determinations from a voluntary independent stock option review described below. The Company also recorded adjustments affecting previously-reported financial statements for fiscal years 1997 through 2004, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of June 27, 2004.
Independent Committee Review
     On July 18, 2007, the Company announced that its Board of Directors had initiated a voluntary independent review regarding the timing and accounting of the Company’s past stock option grants and other related issues. The voluntary internal review arose after the Company’s Independent Registered Public Accounting Firm performed auditing procedures relating to the Company’s historical stock option grant programs and procedures as part of the firm’s fiscal year-end 2007 audit. The Board of Directors appointed a special committee consisting of two independent board members (the “Independent Committee”) to conduct a comprehensive review of the Company’s historical stock option practices. The Independent Committee promptly engaged independent outside legal counsel and forensic accountants to assist with the review. On December 21, 2007, the Company announced that the Independent Committee had reached a preliminary conclusion that the measurement dates for financial accounting purposes of certain stock option grants issued in the past differed from the recorded grant dates of such awards. Upon the recommendation of management and the Independent Committee, the Audit Committee of the Board of Directors concluded that the financial statements for fiscal years 1997 through 2005, and the interim periods contained therein should no longer be relied upon. The Independent Committee’s review was completed in February 2008.
Scope of the Independent Committee Review
     The review covered stock option grants awarded in fiscal years 1997 through 2005 (the “Review Period”). The scope of the review included evaluating 100% of “Company-wide” grants, director grants, Section 16 officer grants, and new hire grants, as well as a sampling of grants deemed “other grants”, representing approximately 94% of all stock option grants during the Review Period. This Review Period comprised approximately 16,000 separate stock option grants on approximately 500 separately recorded grant dates. These grants involved approximately 58 million underlying shares of Common Stock and included grants to domestic and international employees. Share amounts have been adjusted as applicable to reflect the March 2000 3 for 1 stock split. The Independent Committee’s review also included procedures to identify potential modifications of stock option grants and grants awarded to consultants, and testing of cash exercises. The Company had not awarded any Company-wide stock option grants since October 2002 and stopped issuing stock option grants during fiscal year 2005 and only issued restricted stock units (“RSUs”) thereafter. The Independent Committee did not include fiscal years 2006 and 2007 in the scope of its review based on several factors including but not limited to the fact that the Company only issued RSUs after fiscal year 2005 and the Company’s equity granting processes and controls had been documented and tested as part of its assessment of the operating effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002. Additionally, no information arose during the stock option review that would indicate a need to expand the scope of the review to include other periods.
     The Independent Committee’s review included the collection and processing of over 3.5 million electronic documents, which included hard drives and network share drives of numerous individuals, the Company’s network servers, and backup tapes. The Independent Committee’s advisors also collected and reviewed hard copy documents from numerous sources and conducted 61 interviews of 47 individuals, predominantly current or former directors, officers and employees of the Company.
Stock Option Review Results
     Consistent with applicable accounting literature and guidance from the Securities and Exchange Commission (“SEC”) staff, the Company organized the grants during the review period into categories based on the grant type and the process by which the grant was finalized. The Company analyzed the evidence from the Independent Committee’s review related to each category including, but not limited to, physical documents, electronic documents, and underlying electronic data about documents. Based on the relevant facts and circumstances, the Company applied the applicable accounting standards to determine, for grants within each category, the proper measurement date. If the measurement date was not the originally recorded grant date, accounting adjustments were made as required, in some cases resulting in stock-based compensation expense and related tax effects. The significant majority of the measurement date changes result from stock options granted prior to fiscal year 2003. As a result of the findings of the review, the Company has recognized incremental stock-based compensation and associated payroll tax expense of $96.4 million on a pre-tax basis ($65.8 million after taxes) in the aggregate during fiscal years 1997 through 2006, which includes incremental stock-based compensation expense of $1.2 million recognized under SFAS No. 123R during fiscal year 2006.
     During its review of the Company’s historical stock option practices, the Independent Committee did not find evidence of any other financial reporting or accounting issues unrelated to stock-based compensation.

     Company-wide Grants
     Company-wide grants were awarded on ten dates during the Review Period, and are associated with approximately half of the shares underlying option grants encompassed in the review. These ten dates include grants issued on six dates for broad-based and primarily discretionary grants (“focal grants”), two grant dates that were formula-based grants (“supplemental grants”) and two grant dates designed to address certain previously granted stock options for which the exercise price was higher than the then-current fair value of the Company’s Common Stock (“cancel and replace grants”). As a result of its review, the Company determined that the actual measurement dates for certain stock option grants differed from the recorded grant dates. The Company determined that the actual measurement date, meaning when the required actions necessary to grant the option were completed, including the determination of the number of shares underlying the options to be granted to each employee and the exercise price, was the correct measurement date to determine what, if any, stock-based compensation was appropriate. Any intrinsic value of the options on the measurement date, measured as the difference between the stated exercise price and the market price, has been recorded as compensation expense during the periods when employees were providing services in exchange for the options.
     With respect to the focal grants, the Company concluded that a process to determine the total number of shares underlying the options, grant date and exercise price generally commenced prior to the recorded grant date but that in certain cases the specific allocation of those shares among the various option recipients was not finalized until after the original recorded grant date. To address these circumstances, the Company has revised the measurement date for accounting purposes for these option grants to a date after the original grant date, when the allocation of the shares was first known to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $61.2 million on a pre-tax basis as a result of these revised measurement dates.
     With respect to the supplemental grants, the Company determined that the general formula for determining the number of shares underlying the option grant to which each recipient would be entitled was not sufficiently finalized for accounting purposes at the original recorded grant date. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to the date when this formula was first known to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $5.6 million on a pre-tax basis as a result of these revised measurement dates.
     The cancel and replace grants involved recipients electing to exchange certain stock options, for which the exercise price was higher than the then current fair value of the Company’s Common Stock, in return for a new grant of options. The Company determined that in both instances, the election deadline was after the recorded grant date. The measurement date should have been the later of the recorded grant date or the date of election because the elections were revocable up to the last day of the offer period. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to the last possible date of election. The Company has recognized stock-based compensation expense, net of forfeitures, of $0.2 million on a pre-tax basis as a result of these revised measurement dates.
     Grants to Directors and Section 16 Officers
     Director grants were awarded on ten dates during the stock option review period. Grants to directors were typically governed by the requirements of the underlying stock option plan documents, as grant dates and amounts were typically fixed by the respective stock option plan. There were instances when the grant dates were not consistent with dates fixed by the respective stock option plan. In all instances the grant date was within 1 to 3 days of the dates provided by the plan. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to the date as required by the stock option plan. The Company has recognized stock-based compensation expense, net of forfeitures, of $2.8 million on a pre-tax basis as a result of these revised measurement dates.
     Section 16 officer grants were awarded on 23 grant dates during the stock option review period. The Company determined that the actual measurement date, meaning when the required actions necessary to grant the option were completed, including the determination of the number of shares underlying the options to be granted to each employee and the exercise price, was the correct measurement date to determine the market price of the option shares. Any intrinsic value of the options on the measurement date, measured as the difference between the stated exercise price and the market price, has been recorded as compensation expense during the periods when employees were providing services in exchange for the options. In instances where the original recorded grant date was not consistent with the correct measurement date, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the number of shares underlying the options to be granted to each employee and the exercise price were first known with to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $1.0 million on a pre-tax basis as a result of the revised measurement dates. Additionally, it was determined that for one grant the recorded grant price was based on an average of closing prices of the Company’s stock immediately prior to the grant date. The option plan under which this option was granted allowed for similar pricing. To address this circumstance the Company has recognized stock-based compensation expense of $2.1 million on a pre-tax basis for this grant, which was equal to the difference between the closing price of the stock on the date of grant and the originally recorded grant exercise price.

     Grants to Consultant
     The Company concluded that six granting actions to a non-employee consultant were incorrectly accounted for as employee as opposed to non-employee stock awards. To address this circumstance, the Company has recognized a stock-based compensation expense of $3.2 million on a pre-tax basis under “fair value” accounting in accordance with the requirements of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services”.
     Grants to New Hires
     New hire grants were generally approved prior to the employee’s hire date and granted as of the last day of the month of hire prior to calendar year 1999 and on the first day of the individual’s employment with the Company beginning in calendar year 1999. In instances where approval was not evidenced on or before the original recorded grant date, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the required approval was first evidenced, but not before the employee’s hire date. The Company has recognized stock-based compensation expense, net of forfeitures, of $1.7 million on a pre-tax basis as a result of these revised measurement dates.
     Other Grants
     For the remaining population reviewed of stock options granted during the stock option review period, the Company has concluded that certain actual measurement dates differed from the recorded grant dates primarily due to a lack of contemporaneous documentation evidencing approval as of the original recorded grant date. In these circumstances, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the shares underlying the options to be granted to each employee and the exercise price were first known to be finalized. The primary issue with these grants was that there was insufficient evidence to conclude that the specific allocation of those shares among the various grant recipients was finalized at the original recorded grant date. To address these circumstances, the Company has revised the measurement date for accounting purposes for these grants to a date after the original grant date, when the allocation of the shares underlying the options and exercise price was first know to be finalized. The Company has recognized stock-based compensation expense, net of forfeitures, of $8.2 million on a pre-tax basis as a result of these revised measurement dates.
     Deemed Modifications to Stock Option Grants Connected with Terminations or Leaves of Absences
     Compensation expense was also recognized as a result of deemed modifications to certain employee stock option grant awards in connection with certain employees’ terminations or leaves of absence. Typically such modifications related to extensions of the time employees could exercise options following their termination of employment or that enabled the employee to vest in additional shares in relation to a leave of absence or subsequent to their termination thus triggering a new measurement date under the accounting literature applicable at that time. The Company has recognized stock-based compensation expense, net of forfeitures, of $9.2 million on a pre-tax basis as a result of these new measurement dates.
     Use of Judgment
     The Company evaluated all available evidence for each individual grant within the scope of the independent review and the revised measurement dates represent the earliest date when the terms of the options granted to individual recipients were known with finality. The proposed measurement date for certain grants could not be determined with certainty based on available evidence. In light of the judgment used to establish the measurement dates, alternate approaches to those used by the Company could have resulted in different stock-based compensation expense than that recorded by the Company in the restatements. While the Company has considered these alternative approaches, it believes its approach is the most appropriate under the circumstances.

Effect of Restatement on Consolidated Financial Statements
     The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, through its fiscal year ended June 26, 2005. Under APB Opinion No. 25, non-cash, stock-based compensation expense was required to be recognized for any option for which the exercise price was below the market price on the actual measurement date. Because certain of the Company’s options were assessed as having an exercise price below the market price on the actual measurement date based on the Company’s revised measurement dates as a result of the stock option review as more fully described above, there is a non-cash deferred compensation charge for each of these options under APB Opinion No. 25 equal to the number of shares underlying the options, multiplied by the difference between the exercise price and the market price on the actual measurement date. That deferred compensation expense is amortized over the vesting period of the option. The Company also recorded compensation expense under “fair value” accounting when applicable, for example, for the grant to the nonemployee consultant noted above.
     Commencing in its fiscal year ended June 25, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”. As a result, beginning in fiscal year 2006, the additional stock-based compensation expense required to be recorded for each option with a revised measurement date, as more fully described above, is equal to the fair value of the option on the revised measurement date, amortized over the remaining service period of the option. The Company did not record these stock-based compensation expenses under APB Opinion No. 25 nor SFAS No. 123(R) related to its options based on the revised measurement dates in the Company’s previously issued financial statements, and that is why the Company is restating them in this filing. The Company restated its historical results of operations to record additional pre-tax, non-cash, stock-based compensation expense of (a) $94.0 million for the fiscal years ended June 30, 1997 through June 26, 2005 under APB Opinion No. 25 and other applicable accounting rules, and (b) $1.2 million for the year ended June 25, 2006 under SFAS No. 123(R). As of June 25, 2006, there was less than $0.1 million of remaining compensation expense to be recorded under SFAS No. 123(R) for stock options with revised measurement dates. In addition the Company recorded pre-tax payroll related tax expenses of $1.2 million through June 25, 2006.
     Diluted shares in fiscal years 2005 and 2006 also increased as a result of the adjustments for stock options with revised measurement dates. The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted EPS calculation. As part of the restatement, the Company revised its treasury stock calculations in accordance with SFAS No. 128, “Earnings Per Share”. These calculations assume that (i) all dilutive options with revised measurement dates are exercised, (ii) the Company repurchases shares with the proceeds of these hypothetical exercises along with the tax benefit resulting from the hypothetical exercises, and (iii) any average unamortized deferred stock-based compensation is also used to repurchase shares.
     As described for each element above, the Company evaluated the impact of the restatements on its global tax provision. The Company and its subsidiaries file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax assets, totaling $6.2 million at June 25, 2006, to reflect future tax deductions to the extent the Company believes such assets to be recoverable. Based on this review, the Company now believes that it should not have taken a United States tax deduction in prior years for stock option related amounts pertaining to certain executives under Internal Revenue Code (IRC) Section 162(m). Section 162(m) limits the deductibility of compensation above certain thresholds. As a result, the Company’s tax carryforward attributes have decreased by approximately $14.6 million as of June 25, 2006.
     For those stock option grants determined to have incorrect measurement dates for accounting purposes and that had been originally issued as incentive stock options, or ISOs, the Company recorded a liability for payroll tax contingencies in the event such grants would not be respected as ISOs under the principles of the Internal Revenue Code (“IRC”) and the regulations therein. The Company recorded expense and accrued liabilities for certain foreign payroll tax contingencies. The total payroll tax accrued was approximately $1.2 million for annual periods from fiscal year 1997 through fiscal year 2006. This cumulative expense resulted from payroll tax expense recorded in prior periods has been partially offset by benefits relating to the expiration of the related statute of limitations.
     As a result of the restatement, the cumulative effect of the related after-tax expenses for the fiscal years ended June 30, 1997 through June 25, 2006 was $65.8 million, as compared to $96.4 million in pre-tax charges as previously discussed. These additional stock-based compensation and other expenses had no effect on the Company’s reported revenue, cash, cash equivalents or marketable securities for each of the restated periods. The Company has also restated the pro forma amortization of deferred stock-based employee compensation included in reported net income, net of tax, and total stock-based employee compensation expenses determined under fair value based method, net of tax, under SFAS No. 123 in Note 14, “Equity-Based Compensation Plans” to Consolidated Financial Statements to reflect the effect of the stock-based compensation expense resulting from the correction of these past stock option grants.
     As a result of the determinations from a voluntary independent stock option review, the Company considered the application of Section 409A of the IRC to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the liability of any and all employees, including the Company’s Chief Executive Officer and certain executive officers, with options subject to Section 409A. The liability is currently estimated to be in the range of approximately $50 million to $55 million. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

     The financial statement effect of the restatement of stock-based compensation expense and related payroll and income taxes, by year, is as follows (in thousands):

			Adjustment to income
	Adjustment to	Adjustment to	tax expense (benefit)
	stock-based	payroll tax	relating to stock-based	Total
Fiscal	compensation	expense	compensation and	restatement
Year	expense	(benefit)	payroll tax expense	expense

1997	$1,770	$—	$(668)	$1,102
1998	2,352	226	(219)	2,359
1999	5,291	136	(1,286)	4,141
2000	19,151	1,511	(6,953)	13,709
2001	23,395	220	(6,792)	16,823
2002	13,056	159	(4,082)	9,133
2003	15,739	(355)	(4,942)	10,442
2004	10,448	(1,061)	(3,885)	5,502

Cumulative through June 27, 2004	91,202	836	(28,827)	63,211

2005	2,724	136	(771)	2,089
2006	1,225	272	(952)	545

Total	$95,151	$1,244	$(30,550)	$65,845

     The financial statement effect of the restatement on previously reported stock-based compensation expense, including income tax effect by year, is as follows (in thousands):

	Stock-based			Income tax benefit	Restated stock-
	compensation		Stock-based	relating to restated	based
	expense, as	Stock-based	compensation	stock-based	compensation
Fiscal	previously	compensation	expense, as	compensation	expense, net of
Year	reported	expense adjustments	restated	expense	income tax

1997	$—	$1,770	$1,770	$(668)	$1,102
1998	—	2,352	2,352	(132)	2,220
1999	—	5,291	5,291	(1,234)	4,057
2000	—	19,151	19,151	(6,423)	12,728
2001	542	23,395	23,937	(6,961)	16,976
2002	1,724	13,056	14,780	(4,698)	10,082
2003	593	15,739	16,332	(5,116)	11,216
2004	3,167	10,448	13,615	(4,537)	9,078

Cumulative through June 27, 2004	6,026	91,202	97,228	(29,769)	67,459

2005	864	2,724	3,588	(1,086)	2,502
2006	22,768	1,225	23,993	(5,211)	18,782

Total	$29,658	$95,151	$124,809	$(36,066)	$88,743

     As a result of these adjustments, the Company’s audited consolidated financial statements and related disclosures as of June 25, 2006 and for each of the two years in the period ended June 25, 2006 have been restated. The Company also recorded adjustments affecting previously-reported financial statements for fiscal years 1996 through 2004, the effects of which are summarized in cumulative adjustments to additional paid-in capital, deferred stock-based compensation, and retained earnings as of June 27, 2004.

     The following tables reflect the impact of the restatement on the Company’s consolidated financial statements as of June 25, 2006 and for the years ended June 25, 2006 and June 26, 2005.
Consolidated Statements of Operations

	Year ended June 25, 2006			Year ended June 26, 2005
	As		As	As		As
(in thousands, except per share data)	reported	Adjustments (1)	restated	reported	Adjustments (1)	restated

Total revenues	$1,642,171	$—	$1,642,171	$1,502,453	$—	$1,502,453
Cost of goods sold	814,777	382	815,159	738,361	628	738,989

Gross margin	827,394	(382)	827,012	764,092	(628)	763,464

Research and development	228,891	487	229,378	194,115	1,174	195,289
Selling, general and administrative	192,238	628	192,866	164,774	1,058	165,832
Restructuring charges, net	—	—	—	14,201	—	14,201

Total operating expenses	421,129	1,115	422,244	373,090	2,232	375,322

Operating Income	406,265	(1,497)	404,768	391,002	(2,860)	388,142
Other Income (expense):
Interest income	38,189	—	38,189	17,537	—	17,537
Interest expense	(677)	—	(677)	(1,413)	—	(1,413)
Other, net	(2,490)	—	(2,490)	(8,004)	—	(8,004)

Total other income (expense)	35,022	—	35,022	8,120	—	8,120

Income before income taxes	441,287	(1,497)	439,790	399,122	(2,860)	396,262
Income tax expense	105,532	(952)	104,580	99,781	(771)	99,010

Net income	$335,755	$(545)	$335,210	$299,341	$(2,089)	$297,252

Net income per share:
Basic net income per share	$2.42	—	$2.42	$2.17	—	$2.16
Diluted net income per share	$2.34	—	$2.33	$2.10	—	$2.09
Number of shares used in per share calculations:
Basic	138,581	—	138,581	137,727	—	137,727

Diluted	143,732	27	143,759	142,417	43	142,460

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Balance Sheet

	June 25, 2006
	As
(in thousands)	reported	Adjustments (1)	As restated
ASSETS
Current assets
Cash and cash equivalents	$910,815	$—	$910,815
Short-term investments	139,524	—	139,524
Accounts receivable, net	407,347	—	407,347
Inventories	168,714	—	168,714
Deferred income taxes	53,625	—	53,625
Prepaid expenses and other current assets	26,344	—	26,344

Total current assets	1,706,369	—	1,706,369
Property and equipment, net	49,893	—	49,893
Restricted cash and investments	470,038	—	470,038
Deferred income taxes	38,533	14,038	52,571
Other assets	48,511	—	48,511

Total assets	$2,313,344	$14,038	$2,327,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$108,504	$—	$108,504
Accrued expense and other current liabilities	317,637	1,423	319,060
Deferred profit	140,085	—	140,085

Total current liabilities	566,226	1,423	567,649
Long-term debt	350,000	—	350,000
Other long-term liabilities	969	—	969

Total liabilities	917,195	1,423	918,618
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	142	—	142
Additional paid-in capital	973,391	78,460	1,051,851
Treasury stock	(416,447)	—	(416,447)
Accumulated other comprehensive income	(11,205)	—	(11,205)
Retained earnings	850,268	(65,845)	784,423

Total stockholders’ equity	1,396,149	12,615	1,408,764

Total liabilities and stockholders’ equity	$2,313,344	$14,038	$2,327,382

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

Consolidated Statements of Cash Flows

	Year ended June 25, 2006			Year ended June 26, 2005
	As		As	As		As
(in thousands)	reported	Adjustments (1)	restated	reported	Adjustments (1)	restated
Cash flows from operating activities
Net income	$335,755	$(545)	$335,210	$299,341	$(2,089)	$297,252
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,000	—	22,000	25,517	—	25,517
Deferred income taxes	27,726	9,496	37,222	89,352	(42)	89,310
Restructuring charges, net	—	—	—	14,201	—	14,201
Amortization of premiums/discounts on securities	2,683	—	2,683	3,285	—	3,285
Equity-based compensation expense	22,768	1,225	23,993	864	2,724	3,588
Income tax benefit on equity-based compensation plans	27,786	(10,448)	17,338	2,050	(910)	1,140
Excess tax benefit on equity-based compensation plans	(17,805)	6,695	(11,110)	—	—	—
Other, net	(326)	—	(326)	(431)	—	(431)
Changes in working capital accounts:
Accounts receivable, net of allowances	(178,542)	—	(178,542)	13,470	—	13,470
Inventories	(59,038)	—	(59,038)	(2,588)	—	(2,588)
Prepaid expenses and other assets	(9,270)	—	(9,270)	(455)	—	(455)
Trade accounts payable	48,341	—	48,341	(33,108)	—	(33,108)
Deferred profit	50,675	—	50,675	(18,936)	—	(18,936)
Accrued expenses and other liabilities	87,934	272	88,206	33,368	317	33,685

Net cash provided by operating activities	360,687	6,695	367,382	425,930	—	425,930

Cash flows from investing activities:
Capital expenditures and intangible assets	(42,080)	—	(42,080)	(22,849)	—	(22,849)
Purchases of available-for-sale securities	(129,464)	—	(129,464)	(247,392)	—	(247,392)
Sales and maturities of available-for-sale securities	312,252	—	312,252	184,083	—	184,083
Transfer of restricted cash and investments	(385,000)	—	(385,000)	27,430	—	27,430

Net cash used in investing activities	(244,292)	—	(244,292)	(58,728)	—	(58,728)

Cash flows from financing activities:
Principal payment on long-term debt and capital lease obligations	(112)	—	(112)	—	—	—
Net proceeds from issuance of long-term debt	349,632	—	349,632	—	—	—
Excess tax benefit on equity-based compensation plans	17,805	(6,695)	11,110	—	—	—
Treasury stock purchases	(251,211)	—	(251,211)	(167,081)	—	(167,081)
Reissuances of treasury stock	15,171	—	15,171	458	—	458
Proceeds from issuance of common stock	179,400	—	179,400	114,304	—	114,304

Net cash provided by (used for) financing activities	310,685	(6,695)	303,990	(52,319)	—	(52,319)

Effect of exchange rate changes on cash	1,485	—	1,485	3,964	—	3,964
Net increase in cash and cash equivalents	428,565	—	428,565	318,847	—	318,847
Cash and cash equivalents at beginning of year	482,250	—	482,250	163,403	—	163,403

Cash and cash equivalents at end of year	$910,815	$—	$910,815	$482,250	$—	$482,250

Schedule of non-cash transactions
Acquisition of leased equipment	$1,088	$—	$1,088	—	$—	$—

Supplemental disclosures:
Cash payments for interest	$531	$—	$531	$1,341	$—	$1,341

Cash payments for income taxes	$11,873	$—	$11,873	$7,339	$—	$7,339

(1)	Adjustments for stock-based compensation expense (benefit), relating to deemed incorrect measurement dates, certain stock option modifications and related payroll and income tax expense (benefit) impacts.

The effect of adjustments for the restatement on each component of stockholders’ equity at the end of each year is summarized as follows (in thousands):

Fiscal	Common Stock & Additional	Deferred Stock-Based	Retained	Net Impact to Stockholders’
Year	Paid-in Capital	Compensation	Earnings	Equity

1997	$3,067	$(1,490)	$(1,102)	$475
1998	3,336	(1,019)	(2,359)	(42)
1999	23,168	(17,922)	(4,141)	1,105
2000	13,671	5,466	(13,709)	5,428
2001	38,866	(19,347)	(16,823)	2,696
2002	12,135	570	(9,133)	3,572
2003	(1,712)	17,068	(10,442)	4,914
2004	(1,055)	11,067	(5,502)	4,510

Subtotal	91,476	(5,607)	(63,211)	22,658
2005	(2,425)	4,239	(2,089)	(275)
2006	(10,591)	1,368	(545)	(9,768)

Total	$78,460	$—	$(65,845)	$12,615

Note 4: Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of June 25, 2007. As a result of the adoption of FIN 48, the Company expects to decrease the recorded liability for unrecognized tax benefits by approximately $26.2 million as well as reclass approximately $64.4 million from current to non-current income taxes payable. The Company expects the cumulative effect of adopting FIN 48 to be a $17.6 million increase to the Company’s opening retained earnings in the first quarter of fiscal year 2008.
     In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal year 2007.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company expects to adopt SFAS No. 159 beginning June 30, 2008 and is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company expects to adopt SFAS No. 141R in the beginning of fiscal year 2010 and is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.
Note 5: Financial Instruments
     Investments at June 24, 2007 and June 25, 2006 consist of the following:

	June 24, 2007					June 25, 2006
		Unrealized	Unrealized	Unrealized			Unrealized	Unrealized	Unrealized
	Cost	Gain/(Loss)	Gain	(Loss)	Fair Value	Cost	Gain/(Loss)	Gain	(Loss)	Fair Value
Municipal Notes and Bonds	$227,587	$(859)	$25	$(884)	$226,728	$399,220	$(1,023)	$26	$(1,049)	$398,197
US Treasury & Agencies	2,990	(88)	—	(88)	2,902	6,261	(208)	—	(208)	6,053
Governement-Sponsored Enterprises	21,518	(162)	2	(164)	21,356	32,022	(952)	1	(953)	31,070
Bank and Corporate Notes	206,746	(970)	43	(1,013)	205,776	175,854	(1,612)	13	(1,625)	174,242

Total Short Term Investments and Restricted Cash	$458,841	$(2,079)	$70	$(2,149)	$456,762	$613,357	$(3,795)	$40	$(3,835)	$609,562

     The Company accounts for its investment portfolio at fair value. Realized gains and (losses) from investments sold were approximately $0.5 million and $(1.3) million in fiscal year 2007 and approximately $0.1 million and $(0.5) million in fiscal year 2006, respectively. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The fair value of the Company’s investments in auction rate preferred securities is based upon par value, which approximates fair value due to the nature of the instruments.
     The Company’s available-for-sale securities are invested in financial instruments with a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch.

     The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities is as follows:

	June 24,		June 25,
	2007		2006
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in less than one year	$698,892	$698,681	$1,285,796	$1,285,133
Due in more than one year	289,917	288,049	172,013	168,825

	$988,809	$986,730	$1,457,809	$1,453,958

     Management has the ability and intent, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.
On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the “LRI Credit Agreement”). Under the LRI Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the LRI Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread (applicable margin) ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the LRI Credit Agreement. LRI may prepay the loan under the LRI Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The Company obtained compliance waivers from the lender with respect to the Company’s obligation to deliver financial statements to the lender under the terms provided in the Guarantee Agreement. Please see Note 23 “Subsequent Events” below for information regarding termination of the LRI Credit Agreement and the Company’s entry into a new credit agreement. As of June 24, 2007 the remaining principal payment was $250 million and due on June 19, 2011 as $100.0 million of the original $350.0 million debt was repaid during fiscal year 2007. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.
     Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, trade accounts receivable and derivative financial instruments used in hedging activities.
     As of June 24, 2007, two customers accounted for approximately 10% and 14% of accounts receivable. As of June 25, 2006 one customer accounted for approximately 15% of accounts receivable.
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
     The fair value of the Company’s foreign currency forward contracts is estimated based upon the Japanese yen exchange rates at June 24, 2007 and June 25, 2006, respectively.
     At June 24, 2007 and June 25, 2006, the notional amount of outstanding Japanese yen forward contracts that are designated as cash flow hedges was $77.6 million and $193.8 million, respectively. At June 24, 2007 and June 25, 2006, the notional amount of Japanese yen forward contracts that are designated as balance sheet hedges was $30.2 million and $23.5 million, respectively.
Note 6: Derivative Financial Instruments and Hedging
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
     Each period, hedges are tested for effectiveness using regression testing. Changes in the fair value of currency forwards due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all periods. There were no gains or losses during the twelve months ended June 24, 2007 and June 25, 2006 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At June 24, 2007, the Company expects to reclassify the entire amount of $3.7 million of gains accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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
Note 7: Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	June 24,	June 25,
	2007	2006
	(in thousands)
Raw materials	$122,530	$78,038
Work-in-process	43,935	29,980
Finished goods	68,966	60,696

	$235,431	$168,714

Note 8: Property and Equipment
     Property and equipment, net, consist of the following:

	June 24,	June 25,
	2007	2006
	(in thousands)
Manufacturing, engineering and office equipment	$168,267	$106,172
Computer equipment and software	66,919	61,419
Land	1,626	—
Buildings	9,051	—
Leasehold improvements	42,837	38,950
Furniture and fixtures	9,712	6,599

	298,412	213,140
Less: accumulated depreciation and amortization	(184,687)	(163,247)

	$113,725	$49,893

Note 9: Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	June 24,	June 25,
	2007	2006
		As restated (1)
	(in thousands)
Accrued compensation	$157,088	$117,699
Warranty reserves	52,186	40,122
Income and other taxes payable	97,662	84,134
Other	57,360	77,105

	$364,296	$319,060

Note 10: Stock Repurchase Program
     In October, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of its Common Stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares through September 30, 2007. In August, 2005, the Company announced that its Board of Directors had authorized the repurchase of an additional $500 million of its Common Stock from the public market or private purchase. The terms of the repurchase program permitted the Company to repurchase shares through September 30, 2008. In February 2007, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $750 million of its Common Stock from the public market or private purchase. The terms of the repurchase program permitted the Company to repurchase shares at a pace determined by management. The Company completed the repurchase of all amounts available under its share repurchase authorizations during the quarter ended June 24, 2007. Share repurchases under the authorizations were as follows:

				Remaining Amount
	Total Number		Average	Available Under
	of Shares	Total Cost of	Price Paid	the Repurchase
Period	Repurchased	Repurchase	Per Share	Programs
	(in thousands, except per share data)
As of June 25, 2006	12,833	$418,292	$32.59	$331,708
Quarter Ending September 24, 2006	—	—
Quarter Ending December 24, 2006	1,447	75,012	51.83	$256,696
Additional authorization of up to $750 million — February 23, 2007				$1,006,696
Quarter Ending March 25, 2007	5,214	238,690	45.78	$768,006
Quarter Ending June 24, 2007	14,495	768,006	52.98	$—

Total	33,989	$1,500,000	$44.13

Note 11: Other Income (Expense), Net
     The significant components of other income (expense), net, are as follows:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(in thousands)
Interest income	$71,666	$38,189	$17,537
Interest expense	(17,817)	(677)	(1,413)
Foreign exchange loss	(1,512)	(1,458)	(1,175)
Debt issue cost amortization	—	(368)	—
Equity method investment losses	—	—	(205)
Equity method investment impairment	—	—	(445)
Gain on sale of other investments	3,000	—	—
Charitable contributions	(1,500)	(1,000)	(5,500)
Favorable legal judgment	15,834	—	—
Other, net	(608)	336	(679)

	$69,063	$35,022	$8,120

     The legal judgment of $15.8 million was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of the Company during the quarter ended September 24, 2006.

Note 12: Net Income Per Share
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

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands, except per share data)
Numerator:

Numerator for diluted net income per share — Net income	$685,816	$335,210	$297,252

Denominator:
Basic average shares outstanding	138,714	138,581	137,727
Effect of potential dilutive securities:
Employee stock plans and warrant	2,810	5,178	4,733

Diluted average shares outstanding	141,524	143,759	142,460

Net income per share — Basic	$4.94	$2.42	$2.16

Net income per share — Diluted	$4.85	$2.33	$2.09

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements
     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands)
Number of potential dilutive securities excluded	567	307	3,249

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements
Note 13: Comprehensive Income
     The components of comprehensive income are as follows:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands)
Net income	$685,816	$335,210	$297,252
Foreign currency translation adjustment	1,755	2,061	3,584
Unrealized gain on fair value of derivative financial instruments, net	5,355	6,200	1,650
Unrealized gain (loss) on financial instruments, net	82	(916)	(379)
Reclassification adjustment for loss (gain) included in earnings	505	(7,761)	(361)

Comprehensive income	$693,513	$334,794	$301,746

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements

The balance of accumulated other comprehensive loss is as follows:

	June 24,	June 25,
	2007	2006
	(in thousands)
Accumulated foreign currency translation adjustment	$(5,945)	$(7,700)
Accumulated unrealized gain (loss) on derivative financial instruments	3,694	(1,177)
Accumulated unrealized loss on financial instruments	(1,257)	(2,328)
SFAS No. 158 adjustment	(794)	—

Accumulated other comprehensive loss	$(4,302)	$(11,205)

Note 14: Equity-Based Compensation Plans
     The Company has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and restricted stock units, of Lam Research Common Stock. In addition, these plans permit the grant of nonstatutory equity-based awards to paid consultants and outside directors. According to the plans, the equity-based award price is determined by the Board of Directors or its designee, the plan administrator, but in no event will it be less than the fair market value of the Company’s Common Stock on the date of grant. Equity-based awards granted under the plans vest over a period determined by the Board of Directors or the plan administrator. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its Common Stock.
A summary of stock plan transactions is as follows:

		Options Outstanding		Restricted Stock Units
			Weighted-		Weighted-
	Available	Number of	Average	Number of	Average
	For Grant	Shares	Exercise Price	Shares	FMV at Grant
June 27, 2004	4,507,052	23,536,703	$17.38	81,850	$22.10
Additional amount authorized	6,000,000
Granted	(775,050)	775,050	$24.97	—	—
Exercised		(7,405,002)	$13.57
Canceled	1,286,953	(1,277,049)	$25.14	(9,904)	$22.10
Expired	—

June 26, 2005	11,018,955	15,629,702	$18.91	71,946	$22.10
Granted	(1,053,584)	—	—	1,053,584	$33.90
Exercised		(9,890,026)	$18.16
Canceled	263,696	(211,738)	$24.37	(51,958)	$29.07
Expired	(281,670)
Vested restricted stock				(28,060)	$22.97

June 25, 2006	9,947,397	5,527,938	$20.04	1,045,512	$33.60
Additional amount authorized	15,000,000
Granted	(1,091,897)	—	—	1,091,897	$50.39
Exercised		(2,179,367)	$19.57
Canceled	148,837	(63,431)	$19.34	(85,406)	$40.52
Expired	(4,500)
Vested restricted stock				(208,328)	$34.51

June 24, 2007	23,999,837	3,285,140	$20.37	1,843,675	$43.14

Outstanding and exercisable options presented by price range at June 24, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$6.33-6.37	315,851	1.51	$6.33	315,851	$6.33
6.96-9.67	223,824	2.09	8.94	223,458	8.94
9.96-18.46	473,445	2.84	14.06	471,595	14.06
18.58-21.93	156,283	3.77	20.79	81,783	20.52
22.05-22.07	934,130	1.69	22.05	928,510	22.05
22.18-25.66	558,790	3.25	24.27	470,680	24.43
25.90-28.04	410,231	3.01	26.73	398,281	26.76
28.12-50.46	201,516	4.64	36.35	201,516	36.35
51.50-51.50	7,000	2.72	51.50	7,000	51.50
53.00-53.00	4,070	2.76	53.00	4,070	53.00

$6.33-53.00	3,285,140	2.58	$20.37	3,102,744	$20.25

          The Company awarded a total of 1,091,897 and 1,053,584 restricted stock units during fiscal years 2007 and 2006, respectively. Certain of these restricted stock units contain Company-specific performance targets. As of June 24, 2007, 1,843,675 restricted stock units remain subject to vesting requirements.
           The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of June 24, 2007 there were a total of 5,128,815 shares subject to options and restricted stock units issued and outstanding under the Company’s Stock Plans. As of June 24, 2007, there were a total of 23,999,837 shares available for future issuance under the 1997, 1999, and 2007 Plans (the “Plans”) of which 14,046,931 are available from the 2007 Stock Incentive Plan.
          The ESPP allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. In fiscal year 2004, the Company’s stockholders approved an amendment to the 1999 ESPP to (i) each year automatically increase the number of shares available for issuance under the plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company will redeem in public market and private purchases for such purpose and (ii) to authorize the Plan Administrator (the “Compensation Committee of the Board”) to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. The automatic annual increase provides that the number of shares in the plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company redeems, in public-market or private purchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of Common Stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal years 2007 and 2006, the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 2.0 million shares in each fiscal year, subject to repurchase of an equal number of shares in public market or private purchases. There were no increases to the reserve during fiscal year 2005.
          During fiscal year 2007, 564,332 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 10,244,945 shares of the Company’s Common Stock have been issued under the 1999 ESPP through June 24, 2007, at prices ranging from $4.11 to $42.04 per share. At June 24, 2007, 4,748,883 shares were available for purchase under the 1999 ESPP.
           The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which the Company adopted as of June 27, 2005 using the modified prospective method. The Company recognized equity-based compensation expense of $35.6 million during fiscal year 2007 and $24.0 million during fiscal year 2006, respectively. The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $5.8 million during fiscal year 2007 and $5.2 million during fiscal year 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
          The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information, for periods presented prior to the adoption of SFAS No. 123R, regarding net income (loss) and net income (loss) per share as if the Company had accounted for its stock plans under the fair value method of SFAS No. 123R. For pro forma purposes, fair value of stock options and ESPP awards was estimated using the Black-Scholes option valuation model and amortized on a graded vesting basis. The fair value of all of the Company’s equity-based awards was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant. We recognized equity-based compensation expense under the provisions of SFAS No. 123R during fiscal years 2007 and 2006 while fiscal year 2005 was under the provisions of APB No. 25. The following table illustrates the effect on net income and net income per share if the Company had accounted for its stock plans under the fair value method of accounting under SFAS No. 123 in all periods:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands, except per share data)
Net income — as reported	$685,816	$335,210	$297,252
Add: stock-based compensation expense, net of related tax effects, included in the determination of net income (2)	—	—	2,502
Deduct: pro forma compensation expense, net of tax	—	—	(23,704)

Net income — pro forma	$685,816	$335,210	$276,050

Basic net income per share — as reported	$4.94	$2.42	$2.16
Basic net income per share — pro forma	4.94	2.42	2.00
Diluted net income per share — as reported	4.85	2.33	2.09
Diluted net income per share — pro forma	4.85	2.33	1.94

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements
(2)	Includes previously reported stock-based compensation expense, net of related tax effects, of $0.6 million for fiscal year ended June 26, 2005.
          The fair value of the Company’s equity-based awards granted during fiscal year 2005 was estimated using the following weighted-average assumptions:

	Options	ESPP
	June 26,	June 26,
	2005	2005
Expected life (years)	2.8	0.6
Expected stock price volatility	73.3%	74.0%
Risk-free interest rate	2.8%	2.9%
Stock Options and Restricted Stock Units
Stock Options
          The Company did not grant any stock options during fiscal years 2007 and 2006. The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123R was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. Prior to the adoption of SFAS No. 123R, the Company used historical volatility as a basis for calculating expected volatility.
          The year -end intrinsic value relating to stock options for fiscal years 2007 and 2006 is presented below:

	Year Ended
	June 24,	June 25,
	2007	2006
	(millions)
Intrinsic value — options outstanding	$107.5	$127.3
Intrinsic value — options exercisable	$102.0	$105.6
Intrinsic value — options exercised	$69.0	$224.0
         As of June 24, 2007, there was $0.4 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining vesting period of  0.6 years. Cash received from stock option exercises was $42.5 million and $179.4 million during fiscal years 2007 and 2006, respectively.

Restricted Stock Units
          The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 24, 2007, there was $46.7 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining vesting period of 0.8 years.
ESPP
          ESPP awards were valued using the Black-Scholes model. ESPP awards for offering periods subsequent to the adoption of SFAS No. 123R were valued using the Black-Scholes model with expected volatility calculated using implied volatility. Prior to the adoption of SFAS No. 123R, the Company used historical volatility in deriving its expected volatility assumption. The Company determined, for purposes of valuing ESPP awards, that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility. During fiscal years 2007 and 2006 ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	Year Ended
	June 24,	June 25,
	2007	2006
Expected life (years)	0.68	0.68
Expected stock price volatility	44.5%	34.5%
Risk-free interest rate	5.0%	3.4%
          As of June 24, 2007, there was $1.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of two months.
Note 15: Profit Sharing and Benefit Plans
          Profit sharing is awarded to certain employees based upon performance against specific corporate financial and operating goals. Distributions to employees by the Company are based upon a percentage of earned compensation, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $102.0 million, $70.8 million, and $63.1 million during fiscal years 2007, 2006, and 2005, respectively.
          The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Commencing September 1, 2006, each participant in the plan may elect to contribute from 2% to 75% of his or her annual salary to the plan, subject to statutory limitations. Prior to September 1, 2006, the contribution range was from 2% to 20%. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are directed by participants. The Company made matching contributions of approximately $4.4 million, $3.5 million, and $3.2 million in fiscal years 2007, 2006, and 2005, respectively.
     The Company adopted the provisions of FASB Statement of Financial Accounting Standards Number 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) as of June 24, 2007. The incremental effect of applying the recognition provisions of SFAS No. 158 was to record an other long-term liability of $0.8 million with a corresponding amount recorded as an adjustment to the balance of accumulated other comprehensive income.

Note 16: Commitments
            The Company has certain obligations, some of which are recorded on its balance sheet and some which are not, to make future payments under various contracts. Obligations are recorded on the Company’s balance sheet in accordance with U.S. generally accepted accounting principles. The obligations recorded on the Company’s consolidated balance sheet include its long-term debt which is outlined in the following table and discussed below. The Company’s off-balance sheet arrangements include certain contractual relationships and are presented as operating leases and purchase obligations in the tables below. The Company’s combined contractual cash obligations and commitments relating to these agreements, and its guarantees are included in the following table as of June 24, 2007:

Purchase
Obligations
(in thousands)
Payments due by period:
Less than 1 year	$178,815
1-3 years	62,253
3-5 years	29,792
Over 5 years	39,273

Total	$310,133

	Operating	Long-term
	Leases	Debt	Total
	(in thousands)
Payments due by period:
One year	$86,543	$—	$86,543
Two years	4,313	—	4,313
Three years	1,804	—	1,804
Four years	1,059	250,000	251,059
Five years	686	—	686
Over 5 years	1,743	—	1,743

Total	$96,148	$250,000	$346,148

Operating Leases
          The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2021. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with an option to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. Rent expense was $11.0 million, $8.9 million, and $6.5 million during fiscal years 2007, 2006, and 2005, respectively.
          Included in the operating leases less than 1 year section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at the Company’s Fremont, California campus. As part of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). The Company maintains cash collateral of $85.0 million as part of the lease agreements as of June 24, 2007 in separate, specified certificates of deposit and interest-bearing accounts which are recorded as restricted cash and investments in the Company’s Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company. The Company obtained compliance waivers from the lessor with respect to the Company’s obligation to deliver financial statements to the lessor under the terms provided in the lease agreements. Please see Note 23 “Subsequent Events” below for additional information regarding renewal of the leases noted above and entry into additional leases.
          The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.

Purchase Obligations
          Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains the Company’s minimum obligations at June 24, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
          Consignment inventories, which are owned by vendors but located in the Company’s storage locations and warehouses and properly segregated and controlled, are not reported as the Company’s inventory until title is transferred to the Company or its purchase obligation is determined. At June 24, 2007, vendor-owned inventories held at the Company’s locations and not reported as its inventory were $27.4 million.
Long-Term Debt and Interest Expense
          On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the LRI Credit Agreement). Under the LRI Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the LRI Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread (applicable margin) ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the Credit Agreement. LRI may prepay the loan under the LRI Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The Company obtained compliance waivers from the lender with respect to the Company’s obligation to deliver financial statements to the lender under the terms provided in the Guarantee Agreement. The amounts in the table above include the remaining principal payment of $250 million due on June 19, 2011. $100.0 million of the original $350.0 million debt was repaid during fiscal year 2007. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt. Please see Note 23 “Subsequent Events” below for information regarding termination of the LRI Credit Agreement and the Company’s entry into a new credit agreement.
          The Company used the proceeds from the credit facility entered into by LRI to facilitate a portion of the repatriation of $500 million of foreign earnings in fiscal year 2006 under the provisions of the American Jobs Creation Act.
Note 17: Guarantees
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
          The Company leases several facilities at its headquarters location in Fremont, California. As part of certain of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs. As of June 24, 2007, the Company had $85.0 million in separate, specified certificates of deposit and interest bearing accounts, as collateral required under the lease agreements. These are recorded as restricted cash and investments in its Consolidated Balance Sheet. These lease terms expire in fiscal year 2008. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company. The Company obtained compliance waivers from the lessor with respect to the Company’s obligation to deliver financial statements to the lessor under the terms provided in the lease agreements. Please see Note 23 “Subsequent Events” for additional information regarding renewal of the leases noted above and entry into additional leases.
          The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of June 24, 2007, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
          On June 16, 2006, the Company’s wholly-owned subsidiary, LRI, as borrower, entered into the LRI Credit Agreement. In connection with the LRI Credit Agreement, the Company entered into a Guarantee Agreement (the “Guarantee Agreement”) guaranteeing the obligations of LRI under the LRI Credit Agreement. The Company’s obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of its obligations under the Guarantee Agreement, representing $275.0 million at June 24, 2007 as the Company had paid down

$100.0 million of the existing debt during fiscal year 2007. This collateral is reflected in the balance of restricted cash and investments in the Company’s Consolidated Balance Sheet. The Company obtained compliance waivers from the lender with respect to the Company’s obligation to deliver financial statements to the lender under the terms provided in the Guarantee Agreement. Please see Note 23 “Subsequent Events” below for information regarding termination of the LRI Credit Agreement and the Guarantee Agreement, the Company’s entry into a new credit agreement, and the entry of the Company’s wholly-owned subsidiary Bullen Semiconductor Corporation into a new guarantee agreement with respect to the new credit agreement.
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
       Changes in the Company’s product warranty reserves were as follows:

(in thousands)
Balance at June 26, 2005	$40,823
Warranties issued during the period	39,394
Settlements made during the period	(30,269)
Expirations and change in liability for pre-existing warranties during the period	(9,826)

Balance at June 25, 2006	$40,122

(in thousands)
Balance at June 25, 2006	$40,122
Warranties issued during the period	62,868
Settlements made during the period	(45,233)
Expirations and change in liability for pre-existing warranties during the period	(5,571)

Balance at June 24, 2007	$52,186

Note 18: Income Taxes
          The components of income before income taxes are as follows:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands)
United States	$351,319	$195,008	$221,507
Foreign	496,404	244,782	174,755

	$847,723	$439,790	$396,262

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements

     Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands)
Federal:
Current	$70,285	$43,735	$1,969
Deferred	2,001	60,483	77,894

	72,286	104,218	79,863

State:
Current	(73)	(1,264)	648
Deferred	4,509	(3,922)	3,031

	4,436	(5,186)	3,679

Foreign:
Current	75,344	24,095	14,577
Deferred	9,841	(18,547)	891

	85,185	5,548	15,468

	$161,907	$104,580	$99,010

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements
     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	June 24,	June 25,
	2007	2006
		As restated (1)
	(in thousands)
Deferred tax assets:
Tax benefit carryforwards	$16,796	$34,258
Accounting reserves and accruals deductible in different periods	56,661	41,665
Inventory valuation differences	11,238	8,466
Capitalized R&D expenses	20,170	34,942
Equity-based compensation	12,521	9,529
Other	5,913	4,401

Gross deferred tax assets	123,299	133,261
Deferred tax liabilities:
Temporary differences for capital assets	(21,553)	(12,568)
State cumulative temporary differences	(12,605)	(14,497)

Gross deferred tax liabilities	(34,158)	(27,065)

	$89,141	$106,196

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements
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
     Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect the exercises in fiscal year 2007 and 2006. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the tax benefits reduce cash taxes payable, at which time the Company will credit equity. During fiscal year 2007 and 2006, the Company recorded a net credit to equity of $62.4 million and $17.3 million, respectively.
     At June 24, 2007, the Company had federal and state tax credit carryforwards of approximately $149.1 million, of which approximately $98.7 million will expire in varying amounts between fiscal years 2011 and 2028. The remaining balance of $50.4 million of tax carryforwards may be carried forward indefinitely. The tax benefits relating to approximately $131.7 million of the tax credit carryforwards will be credited to equity when recognized, in accordance with SFAS No. 123R.
     A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2007, 2006 and 2005) to actual income expense is as follows:

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
		As restated (1)	As restated (1)
	(in thousands)
Income tax expense computed at federal statutory rate	$296,703	$153,925	$138,691
State income taxes, net of federal tax	3,447	(6,349)	549
Foreign income taxes at different rates	(122,574)	(70,704)	(33,052)
Tax credits	(9,156)	(4,762)	(5,726)
Provision related to repatriation under AJCA	—	24,207	—
Other, net	(6,513)	8,263	(1,452)

	$161,907	$104,580	$99,010

(1)	See Note 3 “Restatements of Consolidated Financial Statements” to Consolidated Financial Statements
     As a result of an Advanced Pricing Agreement with the IRS, the Company reversed its related tax reserve and increased its net operating loss carryforward balance which resulted in a net tax benefit of $39.5 million during the quarter ended September 24, 2006. The Company also recorded tax expense of $29.5 million related to the application of foreign tax rulings in the same quarter.
     Effective from fiscal year 2003 through June 2013, the Company has negotiated a tax holiday on certain foreign earnings, which is conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $48.4 million for fiscal year 2007 as compared to $72.0 million in fiscal year 2006. The benefit of the tax holiday on net income per share (diluted) was approximately $0.34 in fiscal year 2007 as compared to $0.50 in fiscal year 2006. There was no such benefit in fiscal year 2005.
     Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $825.2 million at June 24, 2007. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. taxes of approximately $204.4 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.
Note 19 — Acquisitions
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
     The acquisition includes assets related to Bullen Ultrasonics’ silicon growing and silicon fabrication business, including assets of Bullen Ultrasonics and Bullen Semiconductor (Suzhou) Co., Ltd., a wholly foreign-owned enterprise established in Suzhou, Jiangsu, People’s Republic of China (PRC). The closing of the U.S. asset acquisition occurred on November 13, 2006. The acquisition of the Suzhou assets has not yet occurred as of the date of this filing. The assets acquired consist of fixtures, intellectual property, equipment, inventory, material and supplies, contracts relating to the conduct of the business, certain licenses and permits issued by government authorities for use in connection with the operations of Eaton, Ohio and Suzhou manufacturing facilities, real property and leaseholds connected with such facilities, data and records related to the operation of the silicon growing and silicon fabrication business and certain proprietary rights.
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

          The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards Number 141, “Business Combinations” and all amounts were recorded at their estimated fair value. The Consolidated Financial Statements include the operating results from the date of acquisition. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s results.
          The purchase price was allocated to the fair value of assets acquired as follows, in thousands:

Cash consideration	$173,893
Transaction costs	3,215

$177,108

Inventories	$12,656
Property and equipment, net	32,696
Prepaid expenses and other current assets	4,392
Other assets	5,731
Accrued expenses and other current liabilities	(42)
Customer relationships	35,226
Other intangible assets	30,193
Goodwill	56,256

$177,108

Note 20 — Goodwill and Intangible Assets
Goodwill
          Total goodwill as of June 24, 2007 was $59.7 million and primarily consisted of goodwill recorded as a result of the Bullen Ultrasonics transaction of $56.3 million. Goodwill is tax deductible.
Intangible Assets
          The following table provides details of the Company’s intangible assets subject to amortization as of June 24, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(3,276)	$31,950	6.9
Other intangible assets	30,193	(3,556)	26,637	4.6
Patents	15,000	(2,678)	12,322	7.0

	$80,419	$(9,510)	$70,909	6.1

          The following table provides details of the Company’s intangible assets subject to amortization as of June 25, 2006 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Patents	15,000	(357)	14,643	7.0

          The Company recognized $9.2 million and $0.3 million in intangible asset amortization expense during fiscal years 2007 and 2006, respectively.
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

     The estimated future amortization expense of purchased intangible assets as of June 24, 2007 is as follows (in thousands):

Fiscal Year	Amount
2008	14,250
2009	14,081
2010	13,980
2011	10,999
2012	7,988
Thereafter	9,611

$70,909

Note 21: Segment, Geographic Information and Major Customers
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
     The Company operates in six geographic regions: the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific. For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
	(in thousands)
Revenue:
United States	$408,631	$238,009	$234,112
Europe	237,716	208,369	184,014
Asia Pacific	451,487	193,181	292,501
Taiwan	573,875	277,731	289,532
Korea	531,310	366,939	280,605
Japan	363,557	357,942	221,689

Total revenue	$2,566,576	$1,642,171	$1,502,453

	June 24,	June 25,	June 26,
	2007	2006	2005
	(in thousands)
Long-lived assets:
United States	$268,822	$86,408	$62,390
Europe	20,515	4,955	7,191
Asia Pacific	1,398	884	1,978
Taiwan	694	761	505
Korea	3,409	2,553	1,858
Japan	1,143	1,031	252

Total long-lived assets	$295,981	$96,592	$74,174

     In fiscal year 2007, revenues from Hynix Semiconductor and Samsung Electronics each accounted for approximately 14% of total revenues. In fiscal year 2006, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues and revenues from Toshiba Corporation accounted for approximately 12% of total revenues. In fiscal year 2005, revenues from Samsung Electronics Company, Ltd., accounted for approximately 13% of total revenues.
Note 22: Legal Proceedings
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

Note 23: Subsequent Events
     SEZ Transaction: On March 11, 2008, the Company completed the tender offer for the outstanding shares of SEZ Holding AG (“SEZ”), the leading supplier of single-wafer clean technology and products to the global semiconductor manufacturing industry. Upon the completion of the tender, the Company acquired approximately 94% of the outstanding shares of SEZ. The Company expects to take additional steps as necessary to acquire the SEZ shares that remain outstanding.
     The tender offer was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ (the “Transaction Agreement”). Under the terms of the Transaction Agreement, the Company acquired all shares of SEZ that were tendered in the offer at a price of CHF 38 per share in cash, for a total price of CHF 606 million, which approximated US$584 million.
     In December 2007, the Company purchased a call option with a notional amount of approximately CHF 641 million to hedge the currency exposure in connection with the anticipated purchase of the shares of SEZ as noted above. The call option premium cost was $10.3 million. The mark-to-market value of the call option as of December 23, 2007 was $3.1 million resulting in a $7.2 million unrealized loss recorded in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarter ended December 23, 2007. In February 2008 the Company extended the expiration date of the call option at an additional premium cost of $2.4 million. The Company exercised the call option during March 2008 which resulted in a gain of $40.7 million which it will record in other income (expense), net in its condensed consolidated statements of operations for the quarter ending March 30, 2008.
     Operating Leases: On December 18, 2007, the Company entered into a series of two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. On December 21, 2007, the Company entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at the Company’s headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement.
     The Operating Leases (and associated documents for each Operating Lease) were entered into by the Company and BNP Paribas Leasing Corporation (“BNPPLC”).
     Each Livermore Lease facility has an approximately seven-year term (inclusive of an initial construction period during which BNPPLC’s and the Company’s obligations will be governed by the Construction Agreement entered into with regard to such Livermore Lease facility) ending on the first business day in January 2015. Total scheduled rent payments under the Livermore Leases are estimated to be approximately $25.7 million in the aggregate (based on one-month LIBOR rates at the time of entering into the leases), following completion of improvements to each property.
     Each New Fremont Lease has an approximately seven-year term ending on the first business day in January, 2015. Total scheduled rent payments under the New Fremont Leases are approximately $32.4 million in the aggregate (based upon three-month LIBOR rates at the time of entering into leases).
     Under each Operating Lease, the Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Lease for an amount approximating the sum required to prepay the amount of BNPPLC’s investment in the property and any accrued but unpaid rent. Any such amount may also include an additional make-whole amount for early redemption of the outstanding investment, which will vary depending on prevailing interest rates at the time of prepayment.
     The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts with BNPPLC (or a third party, currently State Street Bank and Trust, with regard to the Livermore Leases) as security for the Company’s obligations under the Operating Leases.
     Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. The Company has guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by the Company under the Operating Leases is no more than approximately $141.8 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $165.0 million plus related indemnification or other obligations).
     Under each Operating Lease and its associated documents, the Company is subject to a financial covenant requiring it to maintain unrestricted cash, unencumbered cash investments, and unencumbered marketable securities of at least $300.0 million (not including the collateral maintained as security for the Company’s obligations under the Operating Leases).

     The Operating Leases are subject to customary default provisions, including, without limitation, those relating to payment defaults under the Operating Leases and associated documents, payment defaults under other indebtedness of the Company, performance defaults under the Operating Leases (including cross-defaults between each of the Operating Leases), and events of bankruptcy. In the event that such defaults occur and are continuing, BNPPLC may accelerate repayment of a portion or all of its investment under the applicable Operating Leases; alternatively, BNPPLC may require the Company to pay all amounts due under one or more Operating Leases through the end of the term of the applicable Operating Leases.
     Credit Agreement: On March 3, 2008, the Company, as borrower, entered into a $250 million Credit Agreement, dated as of March 3, 2008 (the “Credit Agreement”) with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Bullen Semiconductor Corporation, a wholly-owned domestic subsidiary of the Company (“Bullen”), entered into a guarantee (the “Bullen Guarantee”) to guarantee the obligations of the Company under the Credit Agreement. In connection with the Credit Agreement, the Company and Bullen entered into certain collateral documents (collectively, the “Collateral Documents”) including a Security Agreement by the Company (the “Security Agreement”), a Security Agreement by Bullen (the “Bullen Security Agreement”), a Pledge Agreement by the Company (the “Pledge Agreement”) and other Collateral Documents to secure the Company’s obligations under the Credit Agreement. The Collateral Documents encumber current and future accounts receivables, inventory, equipment and related assets of the Company and Bullen, as well as 100% of the Company’s ownership interest in Bullen and 65% of the Company’s ownership interest in Lam Research International BV, a wholly-owned subsidiary of the Company. In addition, the Credit Agreement provides that any future domestic subsidiaries of the Company will also enter into a similar guarantee and collateral documents to encumber the foregoing type of assets.
     Under the Credit Agreement, the Company borrowed $250 million in principal amount for general corporate purposes. The loan under the Credit Agreement is a non-revolving term loan with the following repayment terms: (a) $12.5 million of the principal amount due on each of (i) September 30, 2008, (ii) March 31, 2009 and (iii) September 30, 2009 and (b) the payment of the remaining principal amount on March 6, 2010. The outstanding principal amount bears interest at LIBOR plus 0.75% per annum or, alternatively, at the Agent’s “prime rate.” The Company may prepay the loan under the Credit Agreement in whole or in part at any time without penalty. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants (including maximum leverage ratio, minimum liquidity and minimum EBITDA).
     As a condition to funding under the Credit Agreement, the outstanding balance ($250 million) under the LRI Credit Agreement was repaid in full. LRI is our wholly-owned subsidiary. In addition, the Guarantee Agreement was also terminated. Our obligations under the Guarantee Agreement were fully collateralized by cash and cash equivalents.
     Section 409A: As a result of the determinations from a voluntary independent stock option review, the Company considered the application of Section 409A of the IRC to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the liability of any and all employees, including the Company’s Chief Executive Officer and certain executive officers, with options subject to Section 409A. The liability is currently estimated to be in the range of approximately $50 million to $55 million. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Lam Research Corporation
We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 24, 2007 and June 25, 2006 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 24, 2007, June 25, 2006 (restated) and June 26, 2005 (restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 24, 2007 and June 25, 2006 (restated), and the consolidated results of its operations and its cash flows for the years ended June 24, 2007, June 25, 2006 (restated) and June 26, 2005 (restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3, “Restatement of Consolidated Financial Statements” the Company has restated previously issued financial statements as of June 25, 2006 and for each of the years in the two year period ended June 25, 2006.
As discussed in Note 2 to the Notes to Consolidated Financial Statements, under the heading Equity-Based Compensation-Employee Stock Purchase Plan and Employee Stock Plans, in fiscal 2006 Lam Research Corporation changed its method of accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 24, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
March 31, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of Lam Research Corporation
We have audited Lam Research Corporation’s internal control over financial reporting as of June 24, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 24, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 24, 2007 and June 25, 2006 (restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 24, 2007, June 25, 2006 (restated) and June 26, 2005 (restated) of Lam Research Corporation and our report dated March 31, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
March 31, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION
By	/s/ Stephen G. Newberry
Stephen G. Newberry,
President and Chief Executive Officer

Dated: March 31, 2008
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

Signatures	Title	Date
/s/ Stephen G. Newberry Stephen G. Newberry	President and Chief Executive Officer, Director	March 31, 2008

/s/ Martin B. Anstice Martin B. Anstice	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	March 31, 2008

/s/ James W. Bagley James W. Bagley	Executive Chairman	March 31, 2008

/s/ Dr. Seiichi Watanabe Dr. Seiichi Watanabe	Director	March 31, 2008

/s/ David G. Arscott David G. Arscott	Director	March 31, 2008

/s/ Robert M. Berdahl Robert M. Berdahl	Director	March 31, 2008

/s/ Richard J. Elkus, Jr. Richard J. Elkus, Jr.	Director	March 31, 2008

/s/ Jack R. Harris Jack R. Harris	Director	March 31, 2008

/s/ Grant M. Inman Grant M. Inman	Director	March 31, 2008

/s/ Catherine P. Lego Catherine P. Lego	Director	March 31, 2008

/s/ Patricia S. Wolpert Patricia S. Wolpert	Director	March 31, 2008

LAM RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	ADDITIONS
	BALANCE	CHARGED			BALANCE
	AT	TO			AT
	BEGINNING	COSTS			END
	OF	AND	DEDUCTIONS		OF
DESCRIPTION	PERIOD	EXPENSES	DESCRIBE		PERIOD
YEAR ENDED JUNE 24, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$3,822,000	$20,000	$9,000	(1)	$3,851,000
YEAR ENDED JUNE 25, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$3,865,000	$51,000	$94,000	(1)	$3,822,000
YEAR ENDED JUNE 26, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$3,865,000	$83,000	$83,000	(1)	$3,865,000

(1)	$ 0.0 million, $0.1 million, and $0.1 million, of specific customer accounts written-off in fiscal 2007, 2006, and 2005, respectively.

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 24, 2007
EXHIBIT INDEX

Exhibit	Description
3.1(22)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2	Bylaws of the Registrant, as amended, dated December 12, 2007.

3.3(22)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.2(1)*	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.

4.4(5)*	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.8(35)*	Amended and restated 1997 Stock Incentive Plan.

4.11(18)*	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(34)*	Amended and restated 1999 Stock Option Plan.

4.13(34)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(39)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.15(40)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

10.1(38)	Asset Purchase Agreement dated October 5, 2006 by and among Lam Research Corporation, Bullen Ultrasonics, Inc., Eaton 122 Ltd., Bullen Semiconductor (Suzhou) Co., Ltd., Mary A. Bullen and Vicki Brown.

10.2(38)	First Amendment to Asset Purchase Agreement dated October 5, 2006 by and among Lam Research Corporation, Bullen Ultrasonics, Inc., Eaton 122 Ltd., Bullen Semiconductor (Suzhou) Co., Ltd., Mary A. Bullen and Vicki Brown.

10.3(2)	Form of Indemnification Agreement.

10.12(3)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Lam Research Corporation and Sumitomo Metal Industries, Ltd.

10.16(4)	License Agreement effective January 1, 1992 between the Lam Research Corporation and Tokyo Electron Limited.

10.30(6)	1996 Lease Agreement between Lam Research Corporation and the Industrial Bank of Japan, Limited, dated March 27, 1996.

10.35(7)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997.

10.38(8)	Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia, and the Nippon Credit Bank, Ltd., dated March 28, 1997.

10.46(9)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

Exhibit	Description
10.49(9)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.50(10)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

10.51(10)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

10.52(11)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.

10.53(11)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.

10.58(12)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.

10.59(12)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.

10.61(13)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.

10.62(13)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.63(13)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.64(13)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

Exhibit	Description
10.66(14)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

10.67(15)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.

10.68(15)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.

10.69(17)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.

10.70(19)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.

10.71(19)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.

10.73(20)	Lease Agreement Between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.

10.74(20)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.

10.75(21)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, dated May 22, 2001.

10.76(21)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, dated May 22, 2001.

10.77(23)	Warrant to Purchase Common Stock of Lam Research Corporation, dated December 19, 2001, issued to Varian Semiconductor Equipment Associates, Inc.

10.78(24)	Promissory Note between Lam Research Corporation and Stephen G. Newberry dated May 8, 2001.

10.79(25)	Amendment to Stock Option Grant for James W. Bagley dated October 16, 2002.

10.80(26)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81(26)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82(26)	Participation Agreement Between Lam Research Corporation, SELCO Service Corporation and Key Corporate Capital Inc., dated March 25, 2003.

10.83(26)	Amendment to Participation Agreement Between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

10.84(26)	Amendment to Participation Agreement Between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc, The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

Exhibit	Description
10.85(26)*	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

10.86(27)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.87(27)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.88(27)	Lease Supplement No. 2 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.89(27)	Lease Supplement No. 3 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.94(27)	Participation Agreement Between Lam Research Corporation and SELCO Service Corporation, and Key Corporate Capital Inc., dated as of June 1, 2003.

10.95(27)*	Employment Agreement for Ernest Maddock, dated April 15, 2003.

10.96(28)*	Employment Agreement for Nicolas J. Bright, dated August 1, 2003.

10.97(32)	Second Amendment to Second Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.98(32)	Amended and Restated Guaranty between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.99(32)	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.100(31)	Third Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between Lam Research Corporation, Lam Research International SARL and ABN Amro Bank N.V., dated March 22, 2005.

10.101(31)	Third Amended and Restated Guaranty between Lam Research Corporation and ABN Amro Bank N.V., dated March 22, 2005.

10.102(36)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) – Lam Research Corporation 1997 Stock Incentive Plan.

10.103(36)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) – Lam Research Corporation 1997 Stock Incentive Plan.

10.104(37)	$350,000,000 Credit Agreement among Lam Research International SARL, as Borrower, The Several Lenders from Time to Time Parties Hereto, and ABN Amro Bank N.V., as Administrative Agent, dated June 16, 2006.

10.105(37)	Guarantee Agreement made by Lam Research Corporation in favor of ABN Amro Bank N.V., as Administrative Agent for the Lenders, dated June 16, 2006.

10.106(42)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) – Lam Research Corporation 2007 Stock Incentive Plan

10.107(43)	Form of Restricted Stock Unit Award Agreement – Outside Directors (U.S. Agreement) – Lam Research Corporation 2007 Stock Incentive Plan.

10.108(43)	Form of Restricted Stock Unit Award Agreement – Outside Directors (non-U.S. Agreement) – Lam Research Corporation 2007 Stock Incentive Plan.

10.109(43)	Summary of Compensation Arrangement with Nicolas J. Bright, effective as of March 1, 2007.

10.110(44)	Transaction Agreement dated December 10, 2007 by and between Lam Research Corporation and SEZ Holding AG

10.111(45)	Credit Agreement dated as of March 3, 2008 among Lam Research Corporation, as the Borrower, ABN Amro Bank N.V., as Administrative Agent, and the other Lenders Party thereto

Exhibit	Description
10.112(45)	Unconditional Guaranty dated as of March 3, 2008 by Bullen Semiconductor Corporation to ABN AMRO Bank N.V.

10.113(45)	Security Agreement dated as of March 3, 2008 between Lam Research Corporation and ABN AMRO Bank N.V.

10.114(45)	Security Agreement dated as of March 3, 2008 between Bullen Semiconductor Corporation and ABN AMRO Bank N.V.

10.115(45)	Pledge Agreement dated as of March 3, 2008 among Lam Research Corporation and ABN AMRO Bank N.V.

10.116(41)	Employment Agreement between James W. Bagley and Lam Research Corporation, dated December 11, 2006.

10.117	Lease Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.118	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.119	Closing Certificate and Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.120	Agreement Regarding Purchase and Remarketing Options (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.121	Lease Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.122	Pledge Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.123	Closing Certificate and Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.124	Agreement Regarding Purchase and Remarketing Options (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.125	Lease Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.126	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.127	Closing Certificate and Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.128	Agreement Regarding Purchase and Remarketing Options (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.129	Lease Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.130	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.131	Closing Certificate and Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.132	Agreement Regarding Purchase and Remarketing Options (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.133	Lease Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

Exhibit	Description
10.134	Pledge Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.135	Closing Certificate and Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.136	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.137	Construction Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.138	Lease Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.139	Pledge Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.140	Closing Certificate and Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.141	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.142	Construction Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit	Description
24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

(1)	Incorporated by reference to Post Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 33-32160) filed with the Securities and Exchange Commission on May 10, 1990.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1989.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(7)	Incorporated by reference to Registrant’s Report on Form 8-K dated March 31, 1997.

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999.

(15)	Incorporated by reference to Registrant’s Report on Form 8-K dated June 22, 1999.

(16)	Incorporated by reference to Registrant’s Report on Form S-8 dated November 5, 1998.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

(18)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(19)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2000.

(21)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated July 27, 2001.

(22)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000.

(23)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated January 30, 2002.

(24)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(25)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(26)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(27)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

(28)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(29)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on October 14, 2003.

(30)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed on October 14, 2003.

(31)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

(32)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

(33)	Incorporated by reference to Registrant’s Report on Form 8-K dated June 26, 2005.

(34)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 33-127936) filed with the Securities and Exchange Commission on August 28, 2005.

(35)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 8, 2005.

(36)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 6, 2006.

(37)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 19, 2006.

(38)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated October 10, 2006.

(39)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 2, 2006.

(40)	Incorporated by reference to Registrant’s Registration Statement of Form S-8 (No. 333-138545) filed with the Securities and Exchange Commission on November 9, 2006.

(41)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 15, 2006. This exhibit was originally filed with the 8-K as Exhibit Number 10.1.

(42)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.

(43)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.

(44)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 14, 2007.

(45)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated March 7, 2008.

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.