Form 10-Q
period 2007-09-23
LAM RESEARCH CORP
filed 2008-03-31
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2007 or

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
Yes ☐   No ☑
     As of March 10, 2008 there were 124,781,047 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 23,	June 24,
	2007	2007
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$793,168	$573,967
Short-term investments	118,078	96,724
Accounts receivable, less allowance for doubtful accounts of $3,847 as of September 23, 2007 and $3,851 as of June 24, 2007	339,159	410,013
Inventories	239,875	235,431
Deferred income taxes	62,984	61,727
Prepaid expenses and other current assets	25,440	38,499

Total current assets	1,578,704	1,416,361
Property and equipment, net	117,421	113,725
Restricted cash and investments	360,038	360,038
Deferred income taxes	36,947	27,414
Goodwill	59,741	59,741
Intangible assets, net	70,056	70,909
Other assets	66,211	53,417

Total assets	$2,289,118	$2,101,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$107,426	$117,617
Accrued expenses and other current liabilities	318,146	364,296
Deferred profit	148,782	190,885

Total current liabilities	574,354	672,798
Long-term debt	250,000	250,000
Long-term income taxes payable	71,269	—
Other long-term liabilities	2,490	2,487

Total liabilities	898,113	925,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 124,499 shares at September 23, 2007 and 123,535 shares at June 24, 2007	124	124
Additional paid-in capital	1,248,987	1,194,215
Treasury stock, at cost, 34,134 shares at September 23, 2007 and 34,168 shares at June 24, 2007	(1,486,695)	(1,483,169)
Accumulated other comprehensive loss	(7,067)	(4,302)
Retained earnings	1,635,656	1,469,452

Total stockholders’ equity	1,391,005	1,176,320

Total liabilities and stockholders’ equity	$2,289,118	$2,101,605

(1)    Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 23,	September 24,
	2007	2006
Total revenue	$684,621	$604,387
Cost of goods sold	340,734	291,223

Gross margin	343,887	313,164

Research and development	76,288	61,623
Selling, general and administrative	69,713	56,708

Total operating expenses	146,001	118,331

Operating income	197,886	194,833
Other income, net	7,633	30,348

Income before income taxes	205,519	225,181
Income tax expense	56,931	41,663

Net income	$148,588	$183,518

Net income per share:
Basic	$1.20	$1.29

Diluted	$1.18	$1.27

Number of shares used in per share calculations:
Basic	124,057	141,928

Diluted	126,358	144,850

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 23,	September 24,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,588	$183,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,239	6,527
Deferred income taxes	(10,790)	6,419
Amortization of premiums/discounts on securities	916	(117)
Equity-based compensation expense	10,802	6,251
Income tax benefit on equity-based compensation plans	35,900	1,872
Excess tax benefit on equity-based compensation plans	(21,151)	(1,264)
Other, net	461	537
Changes in operating asset accounts	46,482	12,884

Net cash provided by operating activities	222,447	216,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(14,144)	(12,920)
Purchases of available-for-sale securities	(52,048)	(319,208)
Sales and maturities of available-for-sale securities	36,063	228,285

Net cash used for investing activities	(30,129)	(103,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(49)	(44)
Excess tax benefit on equity-based compensation plans	21,151	1,264
Treasury stock purchases	(9,464)	(1,048)
Reissuances of treasury stock	7,301	5,990
Proceeds from issuance of common stock	6,708	1,739

Net cash provided by financing activities	25,647	7,901

Effect of exchange rate changes on cash	1,236	(152)
Net increase in cash and cash equivalents	219,201	120,533
Cash and cash equivalents at beginning of period	573,967	910,815

Cash and cash equivalents at end of period	$793,168	$1,031,348

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 23, 2007
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 24, 2007, which are included in the Annual Report on Form 10-K as of and for the year ended June 24, 2007 (the “2007 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is http://www.sec.gov. The Company also posts the Forms 10-K, Forms 10-Q and Forms 8-K on the corporate website at http://www.lamresearch.com.
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 29, 2008 and includes 53 weeks. The quarter ended September 23, 2007 and the quarter ended September 24, 2006 both included 13 weeks.
     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2008 presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 25, 2007. As a result of the adoption of FIN 48, the Company decreased the recorded liability for unrecognized tax benefits by approximately $26.2 million, and reclassed approximately $64.4 million from current to non-current income taxes payable. The cumulative effect of adopting FIN 48 resulted in an increase to the Company’s opening retained earnings in the first quarter of fiscal year 2008 of approximately $17.6 million.
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

NOTE 3 — EQUITY-BASED COMPENSATION PLANS
     The Company has adopted stock plans that provide for the grant to eligible participants of equity-based awards, including stock options and restricted stock units, of Lam Research Common Stock. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its Common Stock.
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which the Company adopted as of June 27, 2005 using the modified prospective method. The Company recognized equity-based compensation expense of $10.8 million and $6.3 million during the three months ended September 23, 2007 and September 24, 2006, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $1.6 million and $1.1 million during the three months ended September 23, 2007 and September 24, 2006, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
Stock Options and Restricted Stock Units
     The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of September 23, 2007, there were a total of 20,914,572 shares reserved and available for future issuance under the 1997, 1999, and 2007 Plans (“Plans”).
     The Company did not grant any stock options during the three months ended September 23, 2007 and September 24, 2006.
     A summary of stock option activity under the Plans as of September 23, 2007 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate Intrinsic
		Average	Contractual	Value as of
	Shares	Exercise	Term	September 23, 2007
Options	(in thousands)	Price	(years)	(in thousands)
Outstanding at June 24, 2007	3,285	$20.37	2.58
Granted	—	—
Exercised	(325)	20.65
Forfeited or expired	(1)	22.61

Outstanding at September 23, 2007	2,959	$20.34	2.34	$99,029

Exercisable at September 23, 2007	2,810	$20.23	2.26	$94,336

     The total intrinsic value of options exercised during the three months ended September 23, 2007 and September 24, 2006 was $11.9 million and $2.7 million, respectively. As of September 23, 2007, there was $0.3 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.5 years. Cash received from stock option exercises was $6.7 million and $1.7 million during the three months ended September 23, 2007 and September 24, 2006, respectively.

     A summary of the status of the Company’s restricted stock units as of September 23, 2007, and changes during the three months then ended is presented below:

		Weighted- Average
		Grant-
	Shares	Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at June 24, 2007	1,844	$43.14
Granted	36	53.10
Vested	(605)	29.53
Forfeited	(14)	46.06

Nonvested at September 23, 2007	1,261	$49.92

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 23, 2007, there was $38.9 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 0.8 years.
     ESPP
     The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of September 23, 2007, there were a total of 4,549,353 shares available for issuance under the 1999 ESPP.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP awards were valued assuming no expected dividends and the following weighted-average assumptions for the three months ended September 23, 2007:

Expected life (years)	0.70
Expected stock price volatility	42.2%
Risk-free interest rate	4.1%
     As of September 23, 2007, there was $7.9 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of 0.9 years.
NOTE 4 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	September 23,	June 24,
	2007	2007
	(in thousands)
Raw materials	$130,302	$122,530
Work-in-process	42,991	43,935
Finished goods	66,582	68,966

	$239,875	$235,431

NOTE 5 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	September 23,	June 24,
	2007	2007
	(in thousands)
Manufacturing, engineering and office equipment	$176,812	$168,267
Computer equipment and software	68,100	66,919
Land	1,626	1,626
Buildings	9,899	9,051
Leasehold improvements	43,438	42,837
Furniture and fixtures	9,772	9,712

	309,647	298,412
Less: accumulated depreciation and amortization	(192,226)	(184,687)

	$117,421	$113,725

NOTE 6 — ACQUISITION
     During the quarter ended December 24, 2006, the Company acquired the U.S. silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. The Company was the largest customer of the Bullen Ultrasonics silicon business. The silicon business has become a division of the Company post-acquisition.
     The acquisition included assets related to Bullen Ultrasonics’ silicon growing and silicon fabrication business, including assets of Bullen Ultrasonics and Bullen Semiconductor (Suzhou) Co., Ltd., a wholly foreign-owned enterprise established in Suzhou, Jiangsu, People’s Republic of China (“PRC”). The closing of the U.S. asset acquisition occurred on November 13, 2006. The acquisition of the Suzhou assets has not yet occurred as of the date of this filing. The assets acquired consist of fixtures, intellectual property, equipment, inventory, material and supplies, contracts relating to the conduct of the business, certain licenses and permits issued by government authorities for use in connection with the operations of Eaton, Ohio and Suzhou manufacturing facilities, real property and leaseholds connected with such facilities, data and records related to the operation of the silicon growing and silicon fabrication business and certain proprietary rights.
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

$177,108

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
  Total goodwill as of September 23, 2007 was $59.7 million and primarily consisted of goodwill recorded as a result of the Bullen Ultrasonics transaction of $56.3 million. Goodwill is tax deductible.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization as of September 23, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(4,582)	$30,644	6.9
Other intangible assets	30,193	(5,277)	24,916	4.6
Patents	17,710	(3,214)	14,496	7.4

	$83,129	$(13,073)	$70,056	6.2

     The following table provides details of the Company’s intangible assets subject to amortization as of June 24, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(3,276)	$31,950	6.9
Other intangible assets	30,193	(3,556)	26,637	4.6
Patents	15,000	(2,678)	12,322	7.0

	$80,419	$(9,510)	$70,909	6.1

     The Company recognized $3.6 million and $0.7 million in intangible asset amortization expense during the three months ended September 23, 2007 and September 24, 2006, respectively.
     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews goodwill for impairment at least annually. In addition, the Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
     The estimated future amortization expense of purchased intangible assets as of September 23, 2007 is as follows (in thousands):

Fiscal Year	Amount
remainder of 2008	10,902
2009	14,366
2010	14,266
2011	11,285
2012	8,274
Thereafter	10,963

$70,056

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	September 23,	June 24,
	2007	2007
	(in thousands)
Accrued compensation	$171,732	$157,088
Warranty reserves	51,635	52,186
Income and other taxes payable	43,660	97,662
Other	51,119	57,360

	$318,146	$364,296

NOTE 9 — OTHER INCOME, NET
     The significant components of other income, net, are as follows:

	Three Months Ended
	September 23,	September 24,
	2007	2006
	(in thousands)
Interest income	$13,287	$19,369
Interest expense	(3,436)	(5,160)
Foreign exchange gains (losses)	(1,367)	331
Favorable legal judgment	—	15,834
Charitable contributions	(500)	—
Other, net	(351)	(26)

	$7,633	$30,348

     The legal judgment of $15.8 million during the three months ended September 24, 2006 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam Research during the quarter ended September 24, 2006.

NOTE 10 — INCOME TAX EXPENSE
     The Company’s estimated effective tax rate for the three months ended September 23, 2007 was approximately 27.7%. This amount differs from the statutory rate due to the geographical mix of income in jurisdictions with lower tax rates, the application of certain foreign tax rulings as well as the federal research tax credit which expired on December 31, 2007. Currently, Congress is discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.
     Effective at the beginning of the first quarter of 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
     As a result of the adoption of FIN 48, the Company decreased the recorded liability for unrecognized tax benefits by approximately $26.2 million, and reclassed approximately $64.4 million from current to non-current income taxes payable. The cumulative effect of adopting FIN 48 resulted in an increase to the Company’s opening retained earnings in the first quarter of fiscal year 2008 of approximately $17.6 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $119.2 million. The gross unrecognized tax benefits that, if recognized, would affect the effective tax rate total $92.8 million.
     During the first quarter of 2008, there was an increase of $8.3 million relating to the Company’s unrecognized tax benefits for positions taken in the current year. The total amount of gross unrecognized tax benefits was $127.5 million as of September 23, 2007. The gross unrecognized tax benefits that, if recognized, would affect the effective tax rate total $99.2 million.
     The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued approximately $5.8 million for the payment of interest and penalties (net of tax benefit) relating to the Company’s unrecognized tax benefits. As of September 23, 2007, the Company has accrued interest and penalties related to unrecognized tax benefits of approximately $6.5 million (net of tax benefit).
     The Company does not anticipate that the total unrecognized tax benefits will significantly change in the next 12 months.
     The Company files U.S. federal, U.S. state, and foreign income tax returns. As of the date of adoption of FIN 48, tax years 2000-2007 remain subject to examination in the U.S., and tax years 2002-2007 remain subject to examination in various foreign jurisdictions.

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

	Three Months Ended
	September 23,	September 24,
	2007	2006
	(in thousands, except per share data)
Numerator:
Net income	$148,588	$183,518

Denominator:
Basic average shares outstanding	124,057	141,928
Effect of potential dilutive securities:
Employee stock plans	2,301	2,922

Diluted average shares outstanding	126,358	144,850

Net income per share — Basic	$1.20	$1.29

Net income per share — Diluted	$1.18	$1.27

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended
	September 23,	September 24,
	2007	2006
	(in thousands)
Number of potential dilutive securities excluded	19	343

NOTE 12 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended
	September 23,	September 24,
	2007	2006
	(in thousands)
Net income	$148,588	$183,518
Foreign currency translation adjustment	2,442	(135)
Unrealized gain (loss) on fair value of derivative financial instruments, net	(6,110)	2,618
Unrealized gain on financial instruments, net	1,418	2,194
Reclassification adjustment for loss (gain) included in earnings	(532)	45
Other	17	—

Comprehensive income	$145,823	$188,240

     The balance of accumulated other comprehensive loss is as follows:

	September 23,	June 24,
	2007	2007
	(in thousands)
Accumulated foreign currency translation adjustment	$(3,503)	$(5,945)
Accumulated unrealized gain (loss) on derivative financial instruments	(2,884)	3,694
Accumulated unrealized gain (loss) on financial instruments	97	(1,257)
SFAS No. 158 adjustment	(777)	(794)

Accumulated other comprehensive loss	$(7,067)	$(4,302)

NOTE 13 — GUARANTEES
     The Company accounts for its guarantees in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a company (the Guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.
     The Company leases several facilities at its headquarters location in Fremont, California. As part of certain of the lease agreements, the Company has the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. The Company is required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in the event that the leases are not renewed, the Company does not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs. As of September 23, 2007, the Company had $85.0 million in separate, specified certificates of deposit and interest bearing accounts, as collateral required under the lease agreements. These are recorded as restricted cash and investments in its Consolidated Balance Sheet. These lease terms expire in fiscal year 2008. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company. The Company obtained compliance waivers from the lessor with respect to the Company’s obligation to deliver financial statements to the lessor under the terms provided in the lease agreements. Please see Note 16 “Subsequent Events” for additional information regarding renewal of the leases noted above and entry into additional leases.
     The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of September 23, 2007, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (“LRI”), as borrower, entered into a $350 million Credit Agreement (the “LRI Credit Agreement”). In connection with the LRI Credit Agreement, the Company entered into a Guarantee Agreement (the “Guarantee Agreement”) guaranteeing the obligations of LRI under the LRI Credit Agreement. The Company’s obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of its obligations under the Guarantee Agreement, representing $275.0 million at September 23, 2007 as the Company had paid down $100.0 million of the existing debt during fiscal year 2007. This collateral is reflected in the balance of restricted cash and investments in the Company’s Consolidated Balance Sheet. The Company obtained compliance waivers from the lender with respect to the Company’s obligation to deliver financial statements to the lender under the terms provided in the Guarantee Agreement. Please see Note 16 “Subsequent Events” below for information regarding termination of the LRI Credit Agreement and the Guarantee Agreement, the Company’s entry into a new credit agreement, and the entry of the Company’s wholly-owned subsidiary Bullen Semiconductor Corporation into a new guarantee agreement with respect to the new credit agreement.
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
     Changes in the Company’s product warranty reserves were as follows:

(in thousands)
Balance at June 25, 2006	$40,122
Warranties issued during the period	17,717
Settlements made during the period	(8,999)
Expirations and change in liability for pre-existing warranties during the period	(1,893)

Balance at September 24, 2006	$46,947

(in thousands)
Balance at June 24, 2007	$52,186
Warranties issued during the period	14,632
Settlements made during the period	(15,744)
Expirations and change in liability for pre-existing warranties during the period	561

Balance at September 23, 2007	$51,635

NOTE 14 — DERIVATIVE INSTRUMENTS AND HEDGING
     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company has a policy that allows the use of derivative financial instruments, specifically foreign currency forward exchange rate contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue transactions denominated in Japanese yen and other foreign currency denominated assets. The Company does not use derivatives for trading or speculative purposes.
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
     Each period, hedges are tested for effectiveness using regression testing. There were no gains or losses during the three months ended September 23, 2007 and September 24, 2006 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At September 23, 2007, the Company expects to reclassify the entire amount of $2.9 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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
NOTE 15 — CONTINGENCIES
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
NOTE 16 — SUBSEQUENT EVENTS
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
     The tender offer was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ (the “Transaction Agreement”). Under the terms of the Transaction Agreement, the Company acquired all shares of SEZ that were tendered in the offer at a price of CHF 38 per share in cash, for a total price of CHF 606 million, which approximated US$584 million at the exchange rate current on March 11, 2008.
     In December 2007, the Company purchased a call option with a notional amount of approximately CHF 641 million to hedge the currency exposure in connection with the anticipated purchase of the shares of SEZ as noted above. The call option premium cost was $10.3 million. The mark-to-market for the fair value of the call option as of December 23, 2007 was $3.1 million resulting in a $7.2 million unrealized loss recorded in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarter ended December 23, 2007. In February 2008 the Company extended the expiration date of the call option at an additional premium cost of $2.4 million. The Company exercised the call option during March 2008 which resulted in a gain of $40.7 million which the Company will record in other income (expense), net in its condensed consolidated statements of operations for the quarter ending March 30, 2008.
     Operating Leases: On December 18, 2007, the Company entered into a series of two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. On December 21, 2007, the Company entered into a series of four operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) amended and restated with regard to certain improved properties at the Company’s headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement.
     The Operating Leases (and associated documents for each Operating Lease) were entered into by the Company and BNP Paribas Leasing Corporation (“BNPPLC”).
     Each Livermore Lease facility has an approximately seven-year term (inclusive of an initial construction period during which BNPPLC’s and the Company’s obligations will be governed by the Construction Agreement entered into with regard to such Livermore Lease facility) ending on the first business day in January 2015. Total scheduled rent payments under the Livermore Leases are estimated to be approximately $25.7 million over the lease term in the aggregate (based on one-month LIBOR rates at the time of entering into the leases), following completion of improvements to each property.

     Each New Fremont Lease has an approximately seven-year term ending on the first business day in January, 2015. Total scheduled rent payments under the New Fremont Leases are approximately $32.4 million over the lease term in the aggregate (based upon three-month LIBOR rates at the time of entering into leases).
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
     The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments with BNPPLC (or a third party, currently State Street Bank and Trust, with regard to the Livermore Leases) as security for the Company’s obligations under the Operating Leases.
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
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), outsourcing plans and operating expenses, tax expenses, our management’s plans and objectives for our current and future operations, management’s plans for repurchasing Company stock pursuant to the authorization of our Board, the levels of customer spending or R&D activities, general economic conditions, our ability to scale up our operations to meet increased customer demand and to efficiently integrate and manage our new silicon growing and fabrication assets following completion of its acquisition, and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including, but not limited to, those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our 2007 Form 10-K, our quarterly reports on Form 10-Q , and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
     Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three months ended September 23, 2007, this discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our 2007 Form 10-K.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three months ended September 23, 2007 may not necessarily be indicative of future operating results.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the following sections:
     Executive Summary provides a summary of key highlights of our results of operations
     Results of Operations provides an analysis of operating results
     Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements
     Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position
     Subsequent Events discusses events impacting our operations that have occurred after September 23, 2007.

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
     The following summarizes certain key quarterly financial information for the periods indicated below (in thousands, except percentages and per share amounts):

	Three Months Ended
	September 23,	June 24,	September 24,
	2007	2007	2006
Revenue	$684,621	$678,519	$604,387
Gross margin	343,887	342,729	313,164
Gross margin as a percent of total revenue	50.2%	50.5%	51.8%
Net income	148,588	170,231	183,518
Diluted net earnings per share	$1.18	$1.28	$1.27
     September 2007 quarter revenues increased 1% sequentially and 13% year over year.
     Gross margin as a percentage of revenues for the September 2007 quarter was 50.2%.
     Operating expenses during the September 2007 quarter were relatively flat sequentially.
     Equity-based compensation expense recognized during the September 2007 quarter in cost of goods sold and operating expenses was $2.1 million and $8.7 million, respectively.
     Operating income as a percentage of revenues for the September 2007 quarter was 28.9% with cash flows from operating activities during the three months ended September 23, 2007 of $222.4 million, or approximately 32% of revenues.
RESULTS OF OPERATIONS
Shipments

	Three Months	Three Months
	Ended	Ended
	September 23,	June 24,
	2007	2007
Shipments (in millions)	$621	$694

North America	18%	19%
Europe	7%	8%
Asia Pacific	38%	44%
Korea	20%	19%
Japan	17%	10%
     Shipments for the September 2007 quarter were within our anticipated range and decreased 11% sequentially. We believe the trend in shipments reflects a reduction of shipments to foundry customers that was consistent with our expectations. During the September 2007 quarter, 300 millimeter applications represented approximately 90% of total etch systems shipments and 97% of total etch systems shipments were for applications at less than or equal to the 90 nanometer technology node. We classify total etch systems shipments market segmentation for the September quarter as Memory at approximately 85%, IDM Logic at 8% and Foundry at 7%.

Revenue

	Three Months Ended
	September 23,	June 24,	September 24,
	2007	2007	2006
Revenue (in thousands)	$684,621	$678,519	$604,387

North America	17%	16%	15%
Europe	9%	7%	14%
Asia Pacific	35%	47%	38%
Korea	25%	19%	15%
Japan	14%	11%	18%
     Revenue for the September 2007 quarter was at the high end of our guidance and increased 1% sequentially and 13% year over year. The increase in revenues both sequentially and year over year is affected by the amounts of previously reported new orders, shipments and our acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance decreased to $225.6 million as of September 23, 2007 compared to $295.5 million at June 24, 2007. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $62 million as of September 23, 2007 and approximately $51 million as of June 24, 2007; these shipments are classified as inventory at cost until title transfers.
Gross Margin

	Three Months Ended
	September 23,	June 24,	September 24,
	2007	2007	2006
	(in thousands, except percentages)
Gross Margin	$343,887	$342,729	$313,164
Percent of total revenue	50.2%	50.5%	51.8%
     Gross margin as a percentage of revenue was 50.2% during the September 2007 quarter. The sequential reduction in gross margin of 30 basis points reflects decreased factory utilization levels in line with reduced shipment volumes of 11% sequentially partially offset by improved utilization of field resources. Gross margin as a percentage of revenue for the three months ended September 23, 2007 as compared to the same period in the prior year declined due to decreased factory utilization levels in line with reduced shipment volumes as well as product and customer mix.
Research and Development

	Three Months Ended
	September 23,	June 24,	September 24,
	2007	2007	2006
	(in thousands, except percentages)
Research & Development (R&D)	$76,288	$79,601	$61,623
Percent of total revenue	11.1%	11.7%	10.2%
     We continue to invest significantly in research and development focused on leading-edge plasma etch and new products, including single wafer clean. The decline in R&D expenses during the September 2007 quarter compared to the June 2007 quarter is mainly due to a decrease of $3 million in outside services and engineering material supplies. The growth in R&D expenses during the three months ended September 23, 2007 compared with the same period in the prior year reflects our planned investment level and includes an increase of approximately $6 million in engineering material supplies and outside services targeting etch and new product growth opportunities, approximately $4 million in increased salary and benefit costs for planned increases in headcount and employee base compensation, approximately $2 million in equity-based compensation, and approximately $1 million in incentive-based compensation.

Selling, General and Administrative

	Three Months Ended
	September 23,	June 24,	September 24,
	2007	2007	2006
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$69,713	$62,779	$56,708
Percent of total revenue	10.2%	9.3%	9.4%
     The sequential growth in SG&A expenses during the September 2007 quarter included an increase of approximately $3 million in incentive-based compensation and $3 million in legal costs incurred as a result of the voluntary stock option review. The increase in SG&A expenses during the three months ended September 23, 2007 compared to the same period in the prior year was driven by growth in salary and benefit costs of approximately $5 million for planned increases of headcount and employee base compensation, $4 million in incentive-based compensation, $2 million in equity-based compensation and approximately $3 million in legal costs incurred as a result of the voluntary stock option review.
Other Income, net
     Other income, net consisted of the following:

	Three Months Ended
	September 23,	June 24,	September 24,
	2007	2007	2006
	(in thousands)
Interest income	$13,287	$12,916	$19,369
Interest expense	(3,436)	(3,472)	(5,160)
Foreign exchange gain (loss)	(1,367)	264	331
Gain on sale of other investments	—	3,000	—
Charitable contributions	(500)	(1,500)	—
Favorable legal judgment	—	—	15,834
Other, net	(351)	(336)	(26)

	$7,633	$10,872	$30,348

     The increase in interest income of $0.4 million during the quarter ended September 23, 2007 as compared with the quarter ended June 24, 2007 was primarily due to increases in interest rate yields. Interest income decreased by $6.1 million during the quarter ended September 23, 2007 as compared with the quarter ended September 24, 2006 as average cash balances during the September 2007 quarter were lower as a result of the share repurchase activity of which approximately $768 million occurred during the June 2007 quarter.
     Interest expense during the September 2007 quarter was consistent with the June 2007 quarter. The decrease in interest expense during the quarter ended September 23, 2007 as compared with the quarter ended September 24, 2006 was due to a $100 million repayment against our long-term debt during fiscal year 2007. The balance of our long-term debt was $250 million as of September 23, 2007.
     The foreign exchange gains and losses are primarily related to foreign currency exchange rate fluctuations on our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries. The foreign exchange loss during the quarter ended September 23, 2007 quarter was due to the weakening of the U.S. dollar against certain currencies, primarily the Euro. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our future Success Depends on International Sales and Management of Global Operations.”
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

Income Tax Expense
     Our effective tax rate for the three months ended September 23, 2007 was 27.7% which included certain discrete events and tax benefits related to adjustments for previously estimated tax liabilities upon the filing of certain foreign income tax returns. Our effective tax rate for the three months ended September 24, 2006 was 18.5%. The increase in the effective tax rate is primarily due to changes in the application of certain foreign tax rulings, a decrease in the proportion of income in low tax jurisdictions as well as the expiration of the federal research tax credit which expired on December 31, 2007. Currently, Congress is discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.
     Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in various tax jurisdictions throughout the world. We have implemented strategies to, in the longer term limit our tax liability on the sale of our products worldwide. These tax strategies are intended to align the asset ownership and functions of our various legal entities around the world with our forecasts of the level, timing and sources of future revenues and profits.
     Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards of $134.1 million and $123.3 million as of September 23, 2007 and June 24, 2007, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $34.2 million as of September 23, 2007 and June 24, 2007.
     Deferred tax assets increased from June 24, 2007 to September 23, 2007 by $10.8 million primarily due to the adoption of FIN 48, adjustments for previously estimated tax liabilities upon the filing of income tax returns in various jurisdictions and the impact of certain elections related to foreign tax rulings. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. We continue to evaluate the realizability of our deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.
     Contingencies
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions believed to be applicable, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.
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
     We adopted FIN 48 in the first quarter of 2008. See “Note 10: “Income Tax Expense” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
     We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.
     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
           Goodwill and Intangible Assets: We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We review goodwill for impairment at least annually. In addition, we review goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of June 25, 2007. As a result of the adoption of FIN 48, the Company decreased the recorded liability for unrecognized tax benefits by approximately $26.2 million, and reclassed approximately $64.4 million from current to non-current income taxes payable. The cumulative effect of adopting FIN 48 resulted in an increase to the Company’s opening retained earnings in the first quarter of fiscal year 2008 of approximately $17.6 million.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. We are currently evaluating the impact, if any, of adopting the provisions of SFAS No. 157 on our financial position, results of operations and liquidity.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We expect to adopt SFAS No. 159 beginning June 30, 2008 and are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We expect to adopt SFAS No. 141R in the beginning of fiscal year 2010 and are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES
     As of September 23, 2007, we had $1.3 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) which represents an increase of $240.6 million, or 23%, compared to the balances as of June 24, 2007. The sequential increase from June 24, 2007 was primarily attributable to cash provided by operating activities during the three months ended September 23, 2007 of $222.4 million, representing 32% of revenues. Cash flows for the quarter ended September 23, 2007 are discussed in more detail below.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $222.4 million during the three months ended September 23, 2007 consisted of (in millions):

Net income	$148.6
Non-cash charges:
Depreciation and amortization	11.2
Equity-based compensation	10.8
Net tax benefit on equity-based compensation plans	14.7
Deferred income taxes	(10.8)
Change in operating asset accounts	46.5
Other	1.4

$222.4

     Significant changes in operating asset accounts included above during the three months ended September 23, 2007 included a decrease in accounts receivable of $70.9 million an increase in long-term income taxes payable of $71.3 million, partially offset by a decrease in accrued expenses and other current liabilities of $46.2 million, a decrease in deferred profit of $42.1 million, and a decrease in accounts payable of $10.2 million.
Cash Flows from Investing Activities
     Net cash used for investing activities during the three months ended September 23, 2007 was $30.1 million and consisted of net purchases of short-term investments of $16.0 million, and capital expenditures and intangible asset purchases totaling $14.1 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the three months ended September 23, 2007 was $25.6 million, and included excess tax benefit on equity-based compensation plans of $21.2 million which represents the benefits of tax deductions in excess of the compensation cost recognized, net proceeds from issuance of common stock related to employee equity-based plans of $14.0 million, all partially offset by $9.5 million in share repurchases related to shares withheld through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 23, 2007 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.
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

Commitments
     We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table. The amounts in the table below exclude $107.3 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 10, “Income Taxes” of Notes to Condensed Consolidated Financial Statements for further discussion.

			Long-term
	Operating	Purchase	Debt and
	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$85,963	$173,586	$12,110	$271,659
1-3 years	6,288	61,755	26,346	94,389
3-5 years	1,258	29,276	260,885	291,419
Over 5 years	1,651	36,717	—	38,368

Total	$95,160	$301,334	$299,341	$695,835

Operating Leases
     We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, that expire at various dates through 2014. Certain of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.
     Included in the operating leases less than 1 year section of the table above is $75.0 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus. As part of the lease agreements, we have the option to purchase the remaining buildings at any time for a total purchase price for all remaining properties related to these leases of approximately $85.0 million. We are required to guarantee the lessor a residual value on the properties of up to $75.0 million at the end of the lease terms in fiscal year 2008 (in the event that the leases are not renewed, we do not exercise the purchase options, the lessor sells the properties and the sale price is less than the lessor’s costs). We maintain cash collateral of $85.0 million as part of the lease agreements as of September 23, 2007 in separate, specified certificates of deposit and interest-bearing accounts that are recorded as restricted cash and investments in our Condensed Consolidated Balance Sheet. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us. We obtained compliance waivers from the lessor with respect to our obligation to deliver financial statements to the lessor under the terms provided in the lease agreements. Please see additional information in “Subsequent Events” below regarding renewal of the leases noted above and entry into additional leases.
     The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at September 23, 2007 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At September 23, 2007, vendor-owned inventories held at our locations and not reported as our inventory were $32.2 million.

Long-Term Debt and Interest Expense
     On June 16, 2006, our wholly-owned subsidiary, Lam Research International SARL (“LRI”), as borrower, entered into a $350 million Credit Agreement (the “LRI Credit Agreement”). Under the LRI Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the LRI Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread (applicable margin) ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the LRI Credit Agreement. The initial applicable margin under the LRI Credit Agreement was 0.10%. LRI may prepay the loan under the LRI Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. The amounts in the table above include the remaining principal payment of $250 million due on June 19, 2011 and interest payments estimated based on the current LIBOR rate as of September 23, 2007 of 5.09% and applicable margin of ten basis points. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt. Please see additional information under “Subsequent Events” below regarding termination of the LRI Credit Agreement and our entry into a new credit agreement.
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
     The tender offer was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ (the “Transaction Agreement”). Under the terms of the Transaction Agreement, we acquired all shares of SEZ that were tendered in the offer at a price of CHF 38 per share in cash, for a total price of CHF 606 million, which approximated US$584 million at the exchange rate current on March 11, 2008.
     In December 2007, the Company purchased a call option with a notional amount of approximately CHF 641 million to hedge the currency exposure in connection with the anticipated purchase of the shares of SEZ as noted above. The call option premium cost was $10.3 million. The mark-to-market for the fair value of the call option as of December 23, 2007 was $3.1 million resulting in a $7.2 million unrealized loss recorded in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarter ended December 23, 2007. In February 2008 the Company extended the expiration date of the call option at an additional premium cost of $2.4 million. The Company exercised the call option during March 2008 which resulted in a gain of $40.7 million which the Company will record in other income (expense), net in its condensed consolidated statements of operations for the quarter ending March 30, 2008.
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
     The Operating Leases (and associated documents for each Operating Lease) were entered into by us and BNP Paribas Leasing Corporation (“BNPPLC”).
     Each Livermore Lease facility has an approximately seven-year term (inclusive of an initial construction period during which BNPPLC’s and our obligations will be governed by the Construction Agreement entered into with regard to such Livermore Lease facility) ending on the first business day in January, 2015. Total scheduled rent payments under the Livermore Leases are estimated to be approximately $25.7 million over the lease term in the aggregate (based on one-month LIBOR rates at the time of entering into the leases), following completion of improvements to each property.
     Each New Fremont Lease has an approximately seven-year term ending on the first business day in January, 2015. Total scheduled rent payments under the New Fremont Leases are approximately $32.4 million over the lease term in the aggregate (based upon three-month LIBOR rates at the time of entering into the leases).
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
     We are required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments with BNPPLC (or a third party, currently State Street Bank and Trust, with regard to the Livermore Leases) as security for our obligations under the Operating Leases.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2007 Form 10-K.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of September 23, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
     The Independent Committee’s review of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We expect to amortize less than $0.1 million of compensation expense under Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS No. 123R”) in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we will take remedial actions to make such employees, including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities currently estimated to in the range of approximately $50 million to $55 million. Such actions may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of our 2007 Form 10-K for further discussion.
We May Be Subject to the Risks of Lawsuits in Connection With Our Historical Stock Option Practices, the Resulting Restatements, and the Remedial Measures We Have Taken.
     We, and our current and former directors and officers, may become the subject of government inquiries, shareholder derivative and/or class action lawsuits and other legal proceedings relating to our historical stock option practices and resulting restatements in the future. We have received a letter from a stockholder demanding that our Board of Directors take certain actions, including potentially legal action, in connection with our historical stock option practices, and threatening to sue if our Board of Directors does not comply with the stockholder’s demands. Our Board of Directors is currently reviewing the letter. We may also be subject to other kinds of lawsuits. Should any of these events occur, they could require us to expend significant management time and incur significant accounting, legal and other expenses. This could divert attention and resources from the operation of our business and adversely affect our financial condition and results of operations. In addition, the ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these potential lawsuits could result in significant expenditures.
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
     As a consequence of the Independent Committee review of our historical stock option practices and resulting restatements of our financial statements, we have not been able to file our periodic reports with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Select Market. We have now filed our 2007 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 23, 2007, and we believe that these filings, together with the expected filing of our Quarterly Report on Form 10-Q for the quarter ended December 23, 2007 with the SEC, will remediate the Company’s non-compliance with Marketplace Rule 4310(c) (14), subject to the affirmative completion by the NASDAQ Stock Market Inc. (“NASDAQ”) of its compliance protocols and its notification to the Company accordingly. However, if NASDAQ disagrees with the Company’s position or if the SEC disagrees with the manner in which the financial impact of past stock option grants have been accounted for and reported, or not reported, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of the Company’s Common Stock from the NASDAQ Global Select Market.
     See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements of our 2007 Form 10-K for further discussion. Until we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements, the possibility of a NASDAQ delisting exists. If this happens, the price of our stock and the ability of our stockholders to trade in our stock would be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to allow our employees to exercise their outstanding options, which could adversely affect our business and results of operations.
     As a result of the delayed filings of our Quarterly Report on Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007, as well as the 2007 Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
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
Strategic Alliances May Have Negative Effects on Our Business
     Increasingly, semiconductor companies are entering into strategic alliances with one another to expedite the development of processes and other manufacturing technologies. Often, one of the outcomes of such an alliance is the definition of a particular tool set for a certain function or a series of process steps that use a specific set of manufacturing equipment. While this could work to our advantage if Lam Research's equipment becomes the basis for the function or process, it could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such function or process. In the latter case, even if Lam Research's equipment was previously used by a customer, that equipment may be displaced in current and future applications by the tools standardized by the alliance.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the quarter ended September 23, 2007, 165,525 shares totaling $9.5 million were withheld by the Company through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
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
Date: March 31, 2008

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