Form 10-Q
period 2007-12-23
LAM RESEARCH CORP
filed 2008-03-31
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2007 or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of March 10, 2008 there were 124,781,047 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 23,	June 24,
	2007	2007
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$776,055	$573,967
Short-term investments	93,823	96,724
Accounts receivable, less allowance for doubtful accounts of $3,852 as of December 23, 2007 and $3,851 as of June 24, 2007	441,993	410,013
Inventories	242,216	235,431
Deferred income taxes	62,997	61,727
Prepaid expenses and other current assets	59,108	38,499

Total current assets	1,676,192	1,416,361
Property and equipment, net	133,985	113,725
Restricted cash and investments	403,366	360,038
Deferred income taxes	36,158	27,414
Goodwill	59,741	59,741
Intangible assets, net	66,422	70,909
Other assets	72,300	53,417

Total assets	$2,448,164	$2,101,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$75,131	$117,617
Accrued expenses and other current liabilities	350,522	364,296
Deferred profit	143,840	190,885

Total current liabilities	569,493	672,798
Long-term debt	250,000	250,000
Income taxes payable	76,794	—
Other long-term liabilities	2,786	2,487

Total liabilities	899,073	925,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 124,753 shares at December 23, 2007 and 123,535 shares at June 24, 2007	125	124
Additional paid-in capital	1,283,474	1,194,215
Treasury stock, at cost, 34,150 shares at December 23, 2007 and 34,168 shares at June 24, 2007	(1,487,456)	(1,483,169)
Accumulated other comprehensive loss	2,233	(4,302)
Retained earnings	1,750,715	1,469,452

Total stockholders’ equity	1,549,091	1,176,320

Total liabilities and stockholders’ equity	$2,448,164	$2,101,605

(1)   Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006
Total revenue	$610,320	$633,400	$1,294,941	$1,237,787
Cost of goods sold	302,659	310,484	643,393	601,707

Gross margin	307,661	322,916	651,548	636,080

Research and development	80,243	69,060	156,531	130,683
Selling, general and administrative	66,084	59,351	135,797	116,059

Total operating expenses	146,327	128,411	292,328	246,742

Operating income	161,334	194,505	359,220	389,338
Other income (expense):	(37)	13,092	7,596	43,440

Income before income taxes	161,297	207,597	366,816	432,778
Income tax expense	46,238	40,271	103,169	81,934

Net income	$115,059	$167,326	$263,647	$350,844

Net income per share:
Basic net income per share	$0.92	$1.18	$2.12	$2.47

Diluted net income per share	$0.91	$1.15	$2.08	$2.42

Number of shares used in per share calculations:
Basic	124,685	142,306	124,370	142,120

Diluted	126,653	145,346	126,523	145,102

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 23,	December 24,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$263,647	$350,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,563	15,287
Deferred income taxes	(10,014)	13,843
Amortization of premiums/discounts on securities	1,552	(1,054)
Equity-based compensation expense	20,615	12,915
Income tax benefit on equity-based compensation plans	57,177	22,239
Excess tax benefit on equity-based compensation plans	(37,639)	(15,350)
Other, net	9,764	(77)
Changes in operating asset accounts	(83,778)	(19,982)

Net cash provided by operating activities	243,887	378,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(38,561)	(26,886)
Acquisitions of businesses	—	(177,108)
Purchases of available-for-sale securities	(101,665)	(638,817)
Sales and maturities of available-for-sale securities	69,780	207,120
Purchase of other investments	(4,560)	—
Transfer of restricted cash and investments	(1,074)	55,000
Other	(12,527)	—

Net cash used for investing activities	(88,607)	(580,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(100)	(50,072)
Excess tax benefit on equity-based compensation plans	37,639	15,350
Treasury stock purchases	(10,225)	(76,333)
Reissuances of treasury stock	7,301	5,990
Proceeds from issuance of common stock	10,106	24,401

Net cash provided by / (used for) financing activities	44,721	(80,664)

Effect of exchange rate changes on cash	2,087	992
Net increase (decrease) in cash and cash equivalents	202,088	(281,698)
Cash and cash equivalents at beginning of period	573,967	910,815

Cash and cash equivalents at end of period	$776,055	$629,117

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 23, 2007
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
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 29, 2008 and includes 53 weeks. The quarter ended December 23, 2007 and the quarter ended December 24, 2006 both included 13 weeks.
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
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which the Company adopted as of June 27, 2005 using the modified prospective method. The Company recognized equity-based compensation expense of $9.8 million and $6.6 million during the three months ended December 23, 2007 and December 24, 2006, respectively. The Company recognized equity-based compensation expense of $20.6 million and $12.9 million during the six months ended December 23, 2007 and December 24, 2006, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $1.3 million and $1.0 million during the three months ended December 23, 2007 and December 24, 2006, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $2.9 million and $2.1 million during the six months ended December 23, 2007 and December 24, 2006, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
Stock Options and Restricted Stock Units
     The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of December 23, 2007, there were a total of 20,642,247 shares reserved and available for future issuance under the 1997, 1999, and 2007 Plans (“Plans”).
     The Company did not grant any stock options during the three and six months ended December 23, 2007 and December 24, 2006.
     A summary of stock option activity under the Plans as of December 23, 2007 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate Intrinsic
		Average	Contractual	Value as of
	Shares	Exercise	Term	December 23, 2007
Options	(in thousands)	Price	(years)	(in thousands)
Outstanding at June 24, 2007	3,285	$20.37	2.58
Granted	—	—
Exercised	(483)	19.79
Forfeited or expired	(11)	20.73

Outstanding at December 23, 2007	2,791	$20.55	2.09	$66,879

Exercisable at December 23, 2007	2,677	$20.48	2.03	$64,360

     The total intrinsic value of options exercised during the three and six months ended December 23, 2007 was $6.7 million and $18.6 million, respectively. The total intrinsic value of options exercised during the three and six months ended December 24, 2006 was $36.4 million and $39.1 million, respectively. As of December 23, 2007, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.5 years. Cash received from stock option exercises was $3.4 million and $10.1 million during the three and six months ended December 23, 2007, respectively. Cash received from stock option exercises was $22.7 million and $24.4 million during the three and six months ended December 24, 2006, respectively.

     A summary of the status of the Company’s restricted stock units as of December 23, 2007, and changes during the six months then ended is presented below:

		Average
		Grant-
	Shares	Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at June 24, 2007	1,844	$43.14
Granted	58	53.81
Vested	(692)	31.51
Forfeited	(37)	47.95

Nonvested at December 23, 2007	1,173	$50.38

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 23, 2007, there was $31.2 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 0.7 years.
     ESPP
     The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of December 23, 2007, there were a total of 4,549,353 shares available for issuance under the 1999 ESPP.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP awards were valued assuming no expected dividends and the following weighted-average assumptions for the six months ended December 23, 2007:

Expected life (years)	0.70
Expected stock price volatility	42.2%
Risk-free interest rate	4.1%
     As of December 23, 2007, there was $5.7 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining period of 0.7 years.
NOTE 4 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	December 23,	June 24,
	2007	2007
	(in thousands)
Raw materials	$132,375	$122,530
Work-in-process	42,581	43,935
Finished goods	67,260	68,966

	$242,216	$235,431

NOTE 5 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consist of the following:

	December 23,	June 24,
	2007	2007
	(in thousands)
Manufacturing, engineering and office equipment	$193,391	$168,267
Computer equipment and software	68,586	66,919
Land	1,626	1,626
Buildings	11,189	9,051
Leasehold improvements	43,568	42,837
Furniture and fixtures	10,343	9,712

	328,703	298,412
Less: accumulated depreciation and amortization	(194,718)	(184,687)

	$133,985	$113,725

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

$177,108

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
     Total goodwill as of December 23, 2007 was $59.7 million and primarily consistent of goodwill recorded as a result of the Bullen Ultrasonics transaction of $56.3 million. Goodwill is tax deductible.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization as of December 23, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(5,889)	$29,337	6.9
Other intangible assets	30,193	(6,997)	23,196	4.6
Patents	17,710	(3,821)	13,889	7.4

	$83,129	$(16,707)	$66,422	6.2

     The following table provides details of the Company’s intangible assets subject to amortization as of June 24, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(3,276)	$31,950	6.9
Other intangible assets	30,193	(3,556)	26,637	4.6
Patents	15,000	(2,678)	12,322	7.0

	$80,419	$(9,510)	$70,909	6.1

     The Company recognized $3.6 million and $7.2 million in intangible asset amortization expense during the three and six months ended December 23, 2007, respectively. The Company recognized $1.3 million and $2.0 million in intangible asset amortization expense during the three and six months ended December 24, 2006, respectively.

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
     The estimated future amortization expense of purchased intangible assets as of December 23, 2007 is as follows (in thousands):

Fiscal Year	Amount
remainder of 2008	7,268
2009	14,366
2010	14,266
2011	11,285
2012	8,274
Thereafter	10,963

$66,422

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	December 23,	June 24,
	2007	2007
	(in thousands)
Accrued compensation	$189,065	$157,088
Warranty reserves	51,780	52,186
Income and other taxes payable	48,659	97,662
Other	61,018	57,360

	$350,522	$364,296

NOTE 9 — OTHER INCOME (EXPENSE), NET
     The significant components of other income, net, are as follows:

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Interest income	$14,685	$20,440	$27,972	$39,809
Interest expense	(3,357)	(5,000)	(6,793)	(10,160)
Foreign exchange losses	(10,823)	(2,437)	(12,190)	(2,106)
Favorable legal judgment	—	—	—	15,834
Charitable contributions	(408)	—	(908)	—
Other, net	(134)	89	(485)	63

	$(37)	$13,092	$7,596	$43,440

     Included in foreign exchange losses during the three and six months ended December 23, 2007 is an unrealized loss, related to the change in fair value of $7.2 million on the Company’s hedge of the Swiss franc related to the Company’s acquisition of SEZ Holding AG which closed on March 11, 2008. The legal judgment of $15.8 million during the six months ended December 24, 2006 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam Research during the quarter ended September 24, 2006.

NOTE 10 — INCOME TAX EXPENSE
     The Company’s estimated effective tax rate for the three and six months ended December 23, 2007 was approximately 28.7% and 28.1%, respectively. These rates differ from the statutory rate due to the geographical mix of income in jurisdictions with lower tax rates, the application of certain foreign tax rulings as well as the federal research tax credit which expired on December 31, 2007. Currently, Congress is discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.
     Effective at the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
     As a result of the adoption of FIN 48, the Company decreased the recorded liability for unrecognized tax benefits by approximately $26.2 million, and reclassed approximately $64.4 million from current to non-current income taxes payable. The cumulative effect of adopting FIN 48 resulted in an increase to the Company’s opening retained earnings in the first quarter of fiscal year 2008 of approximately $17.6 million. As of the adoption date, the Company’s total gross unrecognized tax benefits were $119.2 million, of which $92.8 million, if recognized, would affect the effective tax rate.
     During the first and second quarters of 2008, there was an increase of $8.3 and $6.5 million, respectively, relating to the Company’s unrecognized tax benefits for positions taken in the current year. The total amount of gross unrecognized tax benefits was $127.5 and $134.0 million as of September 23, 2007 and December 23, 2007, respectively. The gross unrecognized tax benefits that, if recognized, would affect the effective tax rate were $99.2 and $104.1 million as of September 23, 2007 and December 23, 2007, respectively.
     The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. As of the adoption date of FIN 48, the Company had accrued approximately $5.8 million for the payment of interest and penalties (net of tax benefit) relating to unrecognized tax benefits. As of September 23, 2007 and December 23, 2007, the Company has accrued interest and penalties related to unrecognized tax benefits of approximately $6.5 million and $7.3 million (net of tax benefit), respectively.
     The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.
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

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006
	(in thousands, except per share data)
Numerator:
Net income	$115,059	$167,326	$263,647	$350,844

Denominator:
Basic average shares outstanding	124,685	142,306	124,370	142,120
Effect of potential dilutive securities:
Employee stock plans	1,968	3,040	2,153	2,982

Diluted average shares outstanding	126,653	145,346	126,523	145,102

Net income per share — Basic	$0.92	$1.18	$2.12	$2.47

Net income per share — Diluted	$0.91	$1.15	$2.08	$2.42

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006
	(in thousands)
Number of potential dilutive securities excluded	48	39	37	153

NOTE 12 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006
	(in thousands)
Net income	$115,059	$167,326	$263,647	$350,844
Foreign currency translation adjustment	2,745	2,144	5,187	2,009
Unrealized gain (loss) on fair value of derivative financial instruments, net	4,106	(906)	(2,004)	1,712
Unrealized gain (loss) on financial instruments, net	1,206	(1,104)	2,624	1,090
Reclassification adjustment for loss (gain) included in earnings	1,226	(551)	694	(506)
Other	17		34

Comprehensive income	$124,359	$166,909	$270,182	$355,149

     The balance of accumulated other comprehensive income (loss) is as follows:

	December 23,	June 24,
	2007	2007
	(in thousands)
Accumulated foreign currency translation adjustment	$(758)	$(5,945)
Accumulated unrealized gain on derivative financial instruments	2,404	3,694
Accumulated unrealized gain (loss) on financial instruments	1,347	(1,257)
SFAS No. 158 adjustment — postretirement benefit plan	(760)	(794)

Accumulated other comprehensive income (loss)	$2,233	$(4,302)

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
     The Operating Leases are subject to customary default provisions, including, without limitation, those relating to payment defaults under the Operating Leases and associated documents, payment defaults under other indebtedness of the Company, performance defaults under the Operating Leases (including cross-defaults between each of the Operating Leases), and events of bankruptcy. In the event that such defaults occur and are continuing, BNPPLC may accelerate repayment of a portion or all of its investment under the applicable Operating Leases; alternatively, BNPPLC may require the Company to pay all amounts due under one or more Operating Leases through the end of the term of the applicable Operating Leases. As of December 23, 2007, the Company had $128.4 million recorded as restricted cash and investments in its Condensed Consolidated Balance Sheet as collateral required under the lease agreements. The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The Company’s contractual cash obligations and commitments relating to these agreements and its existing debt under the LRI Credit Agreement are as follows:

	Operating	Long-term
	Leases	Debt	Total
	(in thousands)
Payments due by period:
One year	$13,240	$—	$13,240
Two years	11,076	—	11,076
Three years	11,224	—	11,224
Four years	10,006	250,000	260,006
Five years	9,410	—	9,410
Over 5 years	160,644	—	160,644

Total	$215,600	$250,000	$465,600

     Included in the operating leases more than 5 years section of the table above is $141.8 million in guaranteed residual values for lease agreements relating to the Fremont and Livermore properties described above.
     The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of December 23, 2007, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the LRI Credit Agreement). In connection with the LRI Credit Agreement, the Company entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the LRI Credit Agreement. The Company’s obligations under the Guarantee Agreement are collateralized by readily marketable securities in an amount equal to 110% of the outstanding balance of its obligations under the Guarantee Agreement, representing $275.0 million at December 23, 2007. This collateral is reflected in the balance of restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet. Please see Note 16 “Subsequent Events” below for information regarding termination of the LRI Credit Agreement and the Guarantee Agreement, the Company’s entry into a new credit agreement, and the entry of the Company’s wholly-owned subsidiary Bullen Semiconductor Corporation into a new guarantee agreement with respect to the new credit agreement.
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

     Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$51,635	$46,947	$52,186	$40,122
Warranties issued during the period	13,774	15,329	28,406	33,046
Settlements made during the period	(13,462)	(10,384)	(29,206)	(19,383)
Expirations and change in liability for pre-existing warranties during the period	(167)	(431)	394	(2,324)

Balance at end of period	$51,780	$51,461	$51,780	$51,461

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
     Each period, hedges are tested for effectiveness using regression testing. There were no gains or losses during the three and six months ended December 23, 2007 and December 24, 2006 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At December 23, 2007, the Company expects to reclassify the entire amount of $2.4 million of gains accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
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

     In December 2007, the Company purchased a call option with a notional amount of approximately CHF 641 million to hedge the currency exposure in connection with the anticipated purchase of the shares of SEZ as noted below. The call option premium cost was $10.3 million. The mark-to-market for the fair value of the call option as of December 23, 2007 was $3.1 million resulting in a $7.2 million unrealized loss recorded in other income (expense), net in the Company’s condensed consolidated statements of operations for the quarter ended December 23, 2007.
NOTE 15 — CONTINGENCIES
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
     Credit Agreement: On March 3, 2008, the Company, as borrower, entered into a Credit Agreement, dated as of March 3, 2008 (the “Credit Agreement”) with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Bullen Semiconductor Corporation, a wholly-owned domestic subsidiary of the Company (“Bullen”), entered into a guarantee (the “Bullen Guarantee”) to guarantee the obligations of the Company under the Credit Agreement. In connection with the Credit Agreement, the Company and Bullen entered into certain collateral documents (collectively, the “Collateral Documents”) including a Security Agreement by the Company (the “Security Agreement”), a Security Agreement by Bullen (the “Bullen Security Agreement”), a Pledge Agreement by the Company (the “Pledge Agreement”) and other Collateral Documents to secure the Company’s obligations under the Credit Agreement. The Collateral Documents encumber current and future accounts receivables, inventory, equipment and related assets of the Company and Bullen, as well as 100% of the Company’s ownership interest in Bullen and 65% of the Company’s ownership interest in Lam Research International BV, a wholly-owned subsidiary of the Company. In addition, any future domestic subsidiaries of the Company will also enter into a similar guarantee and collateral documents to encumber the foregoing type of assets.
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
     Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three and six months ended December 23, 2007, this discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes presented in this Form 10-Q and the financial statements and notes in our 2007 Form 10-K and Form 10-Q for the quarter ended September 23, 2007.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and six months ended December 23, 2007 may not necessarily be indicative of future operating results.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the following sections:
     Executive Summary provides a summary of key highlights of our results of operations
     Results of Operations provides an analysis of operating results
     Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements
     Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position
     Subsequent Events discusses events impacting our operations that have occurred after December 23, 2007.

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
     The following summarizes certain key quarterly financial information for the periods indicated below (in thousands, except percentages and per share amounts):

	Three Months Ended
	December 23,	September 23,	December 24,
	2007	2007	2006
Revenue	$610,320	$684,621	$633,400
Gross margin	307,661	343,887	322,916
Gross margin as a percent of total revenue	50.4%	50.2%	51.0%
Net income	115,059	148,588	167,326
Diluted net earnings per share	$0.91	$1.18	$1.15
     December 2007 quarter revenues were lower sequentially but exceeded our expectations.
     Gross margin as a percentage of revenues for the December 2007 quarter was 50.4% and slightly exceeded our expectations and performance during the September 2007 quarter.
     Equity-based compensation expense recognized during the December 2007 quarter in cost of goods sold and operating expenses was $2.0 million and $7.8 million, respectively.
     Operating income as a percentage of revenues for the December 2007 quarter was 26.4% and slightly exceeded expectations.
RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	December 23,	September 23,
	2007	2007
Shipments (in millions)	$593	$621

North America	17%	18%
Europe	13%	7%
Asia Pacific	32%	38%
Korea	19%	20%
Japan	19%	17%
     Shipments for the December 2007 quarter slightly exceeded our anticipated range and decreased 4% sequentially. We believe the trend in shipments reflects a reduction of shipments to memory customers that was consistent with our expectations. During the December 2007 quarter, 300 millimeter applications represented approximately 85% of total etch system shipments and 90% of total etch system shipments were for applications at less than or equal to the 90 nanometer technology node. We classify total etch systems shipments market segmentation for the December quarter as Memory at approximately 80%, Logic/Other at 14% and Foundry at 6%.

Revenue

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 24,	December 23,	December 24,
	2007	2007	2006	2007	2006
Revenue (in thousands)	$610,320	$684,621	$633,400	$1,294,941	$1,237,787

North America	18%	17%	17%	18%	16%
Europe	12%	9%	10%	10%	11%
Asia Pacific	30%	35%	37%	33%	38%
Korea	17%	25%	20%	21%	18%
Japan	23%	14%	16%	18%	17%
     Revenue for the December 2007 quarter exceeded our expectations but decreased 11% sequentially and 4% year over year. The decrease in revenues sequentially and year over year is affected by the amounts of previously reported new orders, shipments and our acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. The sequential decline in revenue during the December 2007 quarter primarily occurred in Korea, Asia Pacific, and North America, partially offset by increases in Japan and Europe. Our deferred revenue balance decreased to $229.6 million as of December 23, 2007 compared to $295.5 million at June 24, 2007. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $41 million as of December 23, 2007 and approximately $51 million as of June 24, 2007; these shipments are classified as inventory at cost until title transfers.
Gross Margin

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 24,	December 23,	December 24,
	2007	2007	2006	2007	2006
	(in thousands, except percentages)
Gross Margin	$307,661	$343,887	$322,916	$651,548	$636,080
Percent of total revenue	50.4%	50.2%	51.0%	50.3%	51.4%
     Gross margin as a percentage of revenue for the December 2007 quarter was 50.4% and slightly exceeded our expectations and performance during the September 2007 quarter. The decrease in gross margin as a percentage of revenue for the three and six months ended December 23, 2007 compared with the same periods in the prior year was primarily due to lower factory and field resource utilization partially offset by improved customer/product mix.
Research and Development

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 24,	December 23,	December 24,
	2007	2007	2006	2007	2006
	(in thousands, except percentages)
Research & Development (R&D)	$80,243	$76,288	$69,060	$156,531	$130,683
Percent of total revenue	13.1%	11.1%	10.9%	12.1%	10.6%
     We continue to invest significantly in research and development focused on leading-edge plasma etch and new products, including single wafer clean. The increase in R&D expenses during the December 2007 quarter compared to the September 2007 quarter is related to an increase of nearly $5 million in engineering material supplies. The growth in R&D expenses during the three months ended December 23, 2007 compared with the same period in the prior year reflects our planned investment level and includes an increase of approximately $6 million in engineering material supplies and outside services targeting etch and new product growth opportunities, approximately $4 million in increased salary and benefit costs for planned increases in headcount and employee base compensation and approximately $1 million in equity-based compensation. The increase in R&D expenses during the six months ended December 23, 2007 compared with the same period in the prior year reflects our planned investment level and includes an increase of approximately $11 million in engineering material supplies and outside services which are targeted at our continuing support of our existing and new product growth opportunities, nearly $8 million in salaries and benefits due to planned increases in headcount and employee base compensation, and additional equity-based compensation of approximately $3 million.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 24,	December 23,	December 24,
	2007	2007	2006	2007	2006
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$66,084	$69,713	$59,351	$135,797	$116,059
Percent of total revenue	10.8%	10.2%	9.4%	10.5%	9.4%
     The decrease in SG&A expenses during the December 2007 quarter compared to the September 2007 quarter included a decrease in incentive-based compensation of approximately $6 million due to lower profit levels and an increase of approximately $3 million in legal and accounting costs incurred as a result of the voluntary stock option review. SG&A expenses increased during the three months ended December 23, 2007 compared with the same period in the prior year due to the inclusion of approximately $6 million in legal and accounting costs incurred as a result of the voluntary stock option review, growth in salary and benefit costs of nearly $3 million for planned increases in employee headcount and employee base compensation and were partially offset by a decrease of approximately $2 million for incentive-based compensation due to lower profit levels. The increase in SG&A expenses during the six month period ended December 23, 2007 compared to the same period in the prior year is primarily related to growth in salary and benefit costs of nearly $8 million for planned increases in headcount and employee base compensation, an increase of $9 million in legal and accounting costs incurred as a result of the voluntary stock option review, and an increase in equity based compensation of approximately $3 million.
Other Income (Expense), net
     Other income (expense), net consisted of the following:

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 24,	December 23,	December 24,
	2007	2007	2006	2007	2006
	(in thousands)
Interest income	$14,685	$13,287	$20,440	$27,972	$39,809
Interest expense	(3,357)	(3,436)	(5,000)	(6,793)	(10,160)
Foreign exchange gain (loss)	(10,823)	(1,367)	(2,437)	(12,190)	(2,106)
Charitable contributions	(408)	(500)	—	(908)	—
Favorable legal judgment	—	—	—	—	15,834
Other, net	(134)	(351)	89	(485)	63

	$(37)	$7,633	$13,092	$7,596	$43,440

     The increase in interest income of $1.4 million during the quarter ended December 23, 2007 as compared with the quarter ended September 23, 2007 was primarily due to increases in our average balances of cash and cash equivalents, short-term investments, and restricted cash and investments. Interest income decreased by $11.8 million during the six months ended December 23, 2007 as compared with the six months ended December 24, 2006 as the average balances of cash and cash equivalents, short-term investments, and restricted cash and investments were lower as a result of the share repurchase activity of which approximately $768 million occurred during the June 2007 quarter.
     The decrease in interest expense during the six months ended December 23, 2007 as compared with the six months ended December 24, 2006 was primarily due to a $100 million repayment on our long-term debt during the December and March quarters of fiscal year 2007 and to a lesser extent decreases in interest rates. The balance of our long-term debt was $250 million as of December 23, 2007.
     Included in foreign exchange losses during the three and six months ended December 23, 2007 is an unrealized loss, related to the change in fair value, of $7.2 million on the Company’s hedge of the Swiss franc related to the Company’s acquisition of SEZ Holding AG which closed on March 11, 2008. The remaining foreign exchange losses are primarily related to foreign currency exchange rate fluctuations on our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries. The foreign exchange losses during the three and six months ended December 23, 2007 were primarily due to the weakening of the U.S. dollar against certain currencies, mainly the Taiwan Dollar and Euro. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Form 10-Q under the heading “Our future Success Depends on International Sales and Management of Global Operations.”

     The legal judgment of $15.8 million during the six months ended December 24, 2006 was obtained in a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam Research during the quarter ended September 24, 2006.
     Income Tax Expense
     Our effective tax rates for the three and six months ended December 23, 2007 were 28.7% and 28.1% respectively, which included a discrete benefit related primarily to adjustments for previously estimated tax liabilities upon the filing of certain foreign income tax returns. Our effective tax rates for the three and six months ended December 24, 2006 was 19.4% and 18.9%, respectively. On December 20, 2006, the Tax relief and Health Care Act of 2006 was signed into law, extending the research credit for eligible amounts paid or incurred in 2006 and 2007. As a result, during the quarter ended December 24, 2006, we recorded a $4.8 million tax benefit related to the extension of the federal research credit as it pertains to the Company’s fiscal year 2006. We also recorded the following discrete events during the September quarter: (1) we recognized a tax benefit of $39.5 million from the reversal of tax reserves and an increase in net operating loss carryforwards upon finalized negotiations on certain transfer pricing items, and (2) we recorded tax expense of $29.5 million related to the application of foreign tax rulings. The overall change in the effective tax rate in all periods is impacted by the jurisdictional mix of income.
     The increase in the effective tax rate is primarily due to a decrease in the proportion of income in low tax jurisdictions, the application of certain foreign tax rulings, as well as the expiration of the federal research tax credit which expired on December 31, 2007. Currently, Congress is discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.
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
     Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards of $133.4 million and $123.3 million as of December 23, 2007 and June 24, 2007, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $34.2 million as of December 23, 2007 and June 24, 2007.
     Deferred tax assets increased from June 24, 2007 to December 23, 2007 by $10.0 million primarily due to the adoption of FIN 48, adjustments for previously estimated tax liabilities upon the filing of income tax returns in various jurisdictions and the impact of certain elections related to foreign tax rulings. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. We continue to evaluate the realizability of our deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: We account for our employee stock purchase plan (ESPP) and stock plans under the provisions of SFAS No. 123R. SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity- based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R.

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
     We adopted FIN 48 in the first quarter of 2008. See Note 10: “Income Tax Expense” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.
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

LIQUIDITY AND CAPITAL RESOURCES
     As of December 23, 2007, we had $1.3 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) which represents an increase of $242.5 million, or 24%, compared to the balances as of June 24, 2007. The sequential increase from June 24, 2007 was primarily attributable to cash provided by operating activities during the six months ended December 23, 2007 of $243.9 million, representing 19% of revenues. Cash flows for the six months ended December 23, 2007 are discussed in more detail below.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $243.9 million during the six months ended December 23, 2007, consisted of (in millions):

Net income	$263.6
Non-cash charges:
Depreciation and amortization	22.6
Equity-based compensation	20.6
Net tax benefit on equity-based compensation plans	19.5
Deferred income taxes	(10.0)
Changes in operating asset accounts	(83.8)
Other	11.4

$243.9

     Significant changes in operating accounts included above during the six months ended December 23, 2007 included a decrease in deferred profit of $47.0 million, a decrease in accounts payable of $42.5 million, an increase in prepaid expenses and other assets of $39.5 million, and an increase in accounts receivable of $32.0 million, all partially offset by an increase in long-term income taxes payable of $76.8 million.
Cash Flows from Investing Activities
     Net cash used for investing activities during the six months ended December 23, 2007 was $88.6 million and consisted of capital expenditures and intangible asset purchases of $38.6 million, net purchases of short-term investments of $31.9 million, the purchase of a foreign currency hedge of $10.3 million, and the purchase of other investments of $4.6 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the six months ended December 23, 2007 was $44.7 million, and included excess tax benefit on equity-based compensation plans of $37.6 million which represents the benefits of tax deductions in excess of the compensation cost recognized, net proceeds from issuance of common stock related to employee equity-based plans of $17.4 million, all partially offset by $10.2 million in share repurchases related to shares withheld through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 23, 2007 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.
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

Commitments
     We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table. The amounts in the table below exclude $112.3 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 10, “Income Taxes” of Notes to Condensed Consolidated Financial Statements for further discussion.

			Long-term
	Operating	Purchase	Debt and
	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$13,240	$154,984	$13,561	$181,785
1-3 years	22,300	48,509	27,122	97,931
3-5 years	19,416	26,349	256,799	302,564
Over 5 years	160,644	29,525	—	190,169

Total	$215,600	$259,367	$297,482	$772,449

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
     Included in the operating leases more than 5 years section of the table above is $141.8 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus and properties in Livermore, California.
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
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At December 23, 2007, vendor-owned inventories held at our locations and not reported as our inventory were $30.5 million.

Long-Term Debt and Interest Expense
     On June 16, 2006, our wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the “LRI Credit Agreement”). Under the LRI Credit Agreement, on June 19, 2006, LRI borrowed $350 million in principal amount. The loan under the LRI Credit Agreement shall be fully repaid not later than five years following the closing date and will bear interest at LIBOR plus a spread (applicable margin) ranging from 0.10% to 0.50%, depending upon a consolidated leverage ratio, as defined in the LRI Credit Agreement. The initial applicable margin under the LRI Credit Agreement was 0.10%. LRI may prepay the loan under the LRI Credit Agreement in whole or in part at any time without penalty, subject to reimbursement of lenders’ breakage and redeployment costs in certain cases. Please see additional information under “Subsequent Events” below regarding termination of the LRI Credit Agreement and our entry into a new credit agreement. The amounts in the table above include the remaining principal payment of $250 million due on June 19, 2011 and interest payments estimated based on the current LIBOR rate in effect as of December 23, 2007 of 5.35% and applicable margin of ten basis points. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of December 23, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
          The Independent Committee’s review of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We expect to amortize less than $0.1 million of compensation expense under SFAS No. 123R in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we will take remedial actions to make such employees including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities currently estimated to be in the range of approximately $50 million to $55 million. Such actions may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of our 2007 Form 10-K for further discussion.
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
     As a consequence of the Independent Committee review of our historical stock option practices and resulting restatements of our financial statements, we have not been able to file our periodic reports with the SEC on a timely basis and continue to face the possibility of delisting of our stock from the NASDAQ Global Select Market. We have now filed our 2007 Form 10-K our Quarterly Reports on Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007 with the SEC, and we believe that these filings will remediate the Company’s non-compliance with Marketplace Rule 4310(c) (14), subject to the affirmative completion by the NASDAQ Stock Market Inc. (“NASDAQ”) of its compliance protocols and its notification to the Company accordingly. However, if NASDAQ disagrees with the Company’s position or if the SEC disagrees with the manner in which the financial impact of past stock option grants have been accounted for and reported, or not reported, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of the Company’s Common Stock from the NASDAQ Global Select Market.
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
          As a result of the delayed filings of our Quarterly Reports on Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007, as well as of the 2007 Form 10-K, will be ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing is made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
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
If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance
     An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies,such as our March 2008 acquisition of SEZ Holding AG, or we may reduce or dispose of certain product lines or technologies, that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. We anticipate that our recent acquisition of SEZ will give rise to risks like these, as we integrate its operations with ours. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.
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
We are Subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (the “Independent Registered Public Accounting Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Independent Registered Public Accounting Firm’s attestation as to the effectiveness of our internal control over financial reporting as of June 24, 2007. In future years, if we fail to timely complete this assessment, or if our Independent Registered Public Accounting Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
Our Independent Registered Public Accounting Firm Must Confirm Its Independence in Order for Us to Meet Our Regulatory Reporting Obligations on a Timely Basis
     Our Independent Registered Public Accounting Firm communicates with us at least annually regarding any relationships between the Independent Registered Public Accounting Firm and Lam Research that, in the Independent Registered Public Accounting Firm’s professional judgment, might have a bearing on the Independent Registered Public Accounting Firm’s independence with respect to us. If, for whatever reason, our Independent Registered Public Accounting Firm finds that it cannot confirm that it is independent of Lam Research based on existing securities laws and registered public accounting firm independence standards, we could experience delays or other failures to meet our regulatory reporting obligations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the quarter ended December 23, 2007, 15,683 shares totaling $0.8 million were withheld by the Company through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations. During the six months ended December 23, 2007 there were 181,208 shares totaling $10.2 million were withheld by the Company through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
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