Form 10-Q
period 2008-03-30
LAM RESEARCH CORP
filed 2008-05-09
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008 or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 30, 2008 there were 124,982,607 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 30,	June 24,
	2008	2007
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$552,353	$573,967
Short-term investments	290,542	96,724
Accounts receivable, less allowance for doubtful accounts of $3,878 as of March 30, 2008 and $3,851 as of June 24, 2007	599,719	410,013
Inventories	305,802	235,431
Deferred income taxes	76,725	61,727
Prepaid expenses and other current assets	65,542	38,499

Total current assets	1,890,683	1,416,361
Property and equipment, net	231,748	113,725
Restricted cash and investments	169,841	360,038
Deferred income taxes	35,164	27,414
Goodwill	264,092	59,741
Intangible assets, net	127,817	70,909
Other assets	74,919	53,417

Total assets	$2,794,264	$2,101,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$121,454	$117,617
Accrued expenses and other current liabilities	422,944	364,296
Deferred profit	162,114	190,885
Current portion of long-term debt and capital leases	18,530	—

Total current liabilities	725,042	672,798
Long-term debt and capital leases	287,330	250,000
Income taxes payable	85,501	—
Other long-term liabilities	23,060	2,487

Total liabilities	1,120,933	925,285
Minority interests	9,274	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 124,787 shares at March 30, 2008 and 123,535 shares at June 24, 2007	125	124
Additional paid-in capital	1,293,227	1,194,215
Treasury stock, at cost, 34,168 shares at March 30, 2008 and 34,168 shares at June 24, 2007	(1,488,193)	(1,483,169)
Accumulated other comprehensive income (loss)	4,659	(4,302)
Retained earnings	1,854,239	1,469,452

Total stockholders’ equity	1,664,057	1,176,320

Total liabilities and stockholders’ equity	$2,794,264	$2,101,605

(1)   Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
Total revenue	$613,810	$650,270	$1,908,751	$1,888,057
Cost of goods sold	320,201	324,025	963,594	925,732
Cost of goods sold - 409A expense	6,401	—	6,401	—

Total costs of goods sold	326,602	324,025	969,995	925,732

Gross margin	287,208	326,245	938,756	962,325
Research and development	80,576	75,064	237,107	205,747
Selling, general and administrative	74,491	62,208	210,288	178,267
409A expense	43,784	—	43,784	—
In-process research and development	2,074	—	2,074	—

Total operating expenses	200,925	137,272	493,253	384,014

Operating income	86,283	188,973	445,503	578,311
Other income, net	49,605	14,751	57,201	58,191

Income before income taxes	135,888	203,724	502,704	636,502
Income tax expense	32,364	38,983	135,533	120,917

Net income	$103,524	$164,741	$367,171	$515,585

Net income per share:
Basic net income per share	$0.83	$1.17	$2.95	$3.64

Diluted net income per share	$0.82	$1.15	$2.90	$3.57

Number of shares used in per share calculations:
Basic	124,768	140,423	124,509	141,516

Diluted	126,549	143,052	126,531	144,378

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 30,	March 25,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$367,171	$515,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,477	27,177
Deferred income taxes	(22,009)	8,721
Amortization of premiums/discounts on securities	2,526	(1,492)
Equity-based compensation expense	30,887	23,788
Income tax benefit on equity-based compensation plans	56,657	49,816
Excess tax benefit on equity-based compensation plans	(37,238)	(34,541)
Net gain on settlement of call option	(33,694)	—
Other, net	(5,393)	1,520
Changes in operating asset accounts	(4,512)	(60,508)

Net cash provided by operating activities	389,872	530,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(57,852)	(45,663)
Acquisitions of businesses, net of cash acquired	(475,656)	(177,108)
Purchases of available-for-sale securities	(152,834)	(1,051,911)
Sales and maturities of available-for-sale securities	204,150	557,065
Purchase of call option	(13,506)	—
Proceeds from settlement of call option	46,962	—
Purchase of other investments	(4,560)	—
Transfer of restricted cash and investments	(1,762)	110,000

Net cash used for investing activities	(455,058)	(607,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(250,214)	(100,120)
Net proceeds from issuance of long-term debt	250,000	—
Excess tax benefit on equity-based compensation plans	37,238	34,541
Treasury stock purchases	(10,962)	(315,345)
Reissuances of treasury stock	7,301	11,288
Proceeds from issuance of common stock	10,106	30,293

Net cash provided by / (used for) financing activities	43,469	(339,343)

Effect of exchange rate changes on cash	103	886
Net decrease in cash and cash equivalents	(21,614)	(416,008)
Cash and cash equivalents at beginning of period	573,967	910,815

Cash and cash equivalents at end of period	$552,353	$494,807

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 24, 2007, which are included in the Annual Report on Form 10-K as of and for the year ended June 24, 2007 (the “2007 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts the Forms 10-K, Forms 10-Q and Forms 8-K on the corporate website at www.lamresearch.com.
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 29, 2008 and includes 53 weeks. The quarter ended March 30, 2008 included 14 weeks and the quarter ended March 25, 2007 included 13 weeks.
     Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2008 presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of June 25, 2007. As a result of the adoption of FIN 48, the Company decreased the recorded liability for unrecognized tax benefits by approximately $26.2 million, and reclassed approximately $64.4 million from current to non-current income taxes payable. The cumulative effect of adopting FIN 48 resulted in an increase to the Company’s opening retained earnings in the first quarter of fiscal year 2008 of approximately $17.6 million.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2 delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company during fiscal year 2010, while all other portions of the standard will be adopted by the Company during fiscal year 2009, as required. The Company is currently evaluating the impact, if any, of adopting the provisions of SFAS No. 157 on its financial position, results of operations and liquidity.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company expects to adopt SFAS No. 141R at the beginning of fiscal year 2010 and is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of minority interests to stockholders’ equity. The Company is currently assessing any further impacts of SFAS 160 on its results of operations and financial condition.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of the adoption of SFAS 161 on its consolidated financial statement disclosures.
     In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently assessing the impact of the adoption of FSP SFAS 142-3 on its results of operations and financial condition.
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
     The Company has adopted stock plans that provide for the grant to eligible participants of equity-based awards, including stock options and restricted stock units, of Lam Research Common Stock. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its Common Stock.
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which the Company adopted as of June 27, 2005 using the modified prospective method. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
     The Company recognized equity-based compensation expense in its condensed consolidated statements of operations of $10.3 million and $10.9 million during the three months ended March 30, 2008 and March 25, 2007, respectively. The Company recognized equity-based compensation expense of $30.9 million and $23.8 million during the nine months ended March 30, 2008 and March 25, 2007, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $1.4 million and $2.2 million during the three months ended March 30, 2008 and March 25, 2007, respectively. The income tax benefit recognized in the condensed consolidated statements of operations related to equity-based compensation expense was $4.3 million and $4.3 million during the nine months ended March 30, 2008 and March 25, 2007 respectively.

Stock Options and Restricted Stock Units
     The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of March 30, 2008, there were a total of 3,873,706 equity-based awards issued and outstanding. There are an additional 16,716,511 shares reserved and available for future issuance under the 1999 Stock Option Plan and 2007 Stock Incentive Plan (“Plans”) as of March 30, 2008.
     The Company did not grant any stock options during the three and nine months ended March 30, 2008 and March 25, 2007.
     A summary of stock option activity under the Plans as of March 30, 2008 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate Intrinsic
		Average	Contractual	Value as of March
	Shares	Exercise	Term	30, 2008 (in
Options	(in thousands)	Price	(years)	thousands)
Outstanding at June 24, 2007	3,285	$20.37	2.58
Granted	—	—
Exercised	(510)	19.79
Forfeited or expired	(14)	22.13
Outstanding at March 30, 2008	2,761	$20.47	1.82	$48,344

Exercisable at March 30, 2008	2,703	$20.42	1.79	$47,486

     There were no options exercised during the three months ended March 30, 2008 due to the suspension of the Plans as a result of the Company’s inability to issue securities under Form S-8 due to the Company’s inability to timely file its SEC filings as a result of the voluntary internal stock option review. The total intrinsic value of options exercised during the nine months ended March 30, 2008 was $18.6 million. The total intrinsic value of options exercised during the three and nine months ended March 25, 2007 was $8.9 million and $48.0 million, respectively. As of March 30, 2008, there were $0.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of 0.4 years. Cash received from stock option exercises was $10.1 million during the nine months ended March 30, 2008. Cash received from stock option exercises was $5.9 million and $30.3 million during the three and nine months ended March 25, 2007, respectively.

     A summary of the status of the Company’s restricted stock units as of March 30, 2008, and changes during the nine months then ended is presented below:

		Average
		Grant-
	Shares	Date Fair
Restricted Stock Units	(in thousands)	Value
Nonvested at June 24, 2007	1,844	$43.14
Granted	58	53.81
Vested	(744)	32.53
Forfeited	(45)	48.54

Nonvested at March 30, 2008	1,113	$50.57

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 30, 2008, there was $22.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 0.6 years.
     ESPP
     The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of March 30, 2008, there were a total of 6,420,674 shares available for issuance under the 1999 ESPP.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP awards were valued assuming no expected dividends and the following weighted-average assumptions for the nine months ended March 30, 2008:

Expected life (years)	0.70
Expected stock price volatility	42.2%
Risk-free interest rate	4.1%
     As of March 30, 2008, there was $3.7 million of total unrecognized compensation cost related to the 1999 ESPP that is expected to be recognized over a remaining period of 0.4 years.

NOTE 4 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. The acquisition of SEZ Holding AG(“SEZ”) during the quarter ended March 30, 2008 resulted in $81 million in inventory on the date of acquisition. Inventories consist of the following:

	March 30,	June 24,
	2008	2007
	(in thousands)
Raw materials	$171,002	$122,530
Work-in-process	63,682	43,935
Finished goods	71,118	68,966

	$305,802	$235,431

NOTE 5 — PROPERTY AND EQUIPMENT, NET
     The acquisition of SEZ during the quarter ended March 30, 2008 resulted in approximately $86 million of property and equipment. Property and equipment, net, consist of the following:

	March 30,	June 24,
	2008	2007
	(in thousands)
Manufacturing, engineering and office equipment	$247,578	$168,267
Computer equipment and software	72,192	66,919
Land	16,785	1,626
Buildings	42,565	9,051
Leasehold improvements	44,600	42,837
Furniture and fixtures	11,857	9,712

	435,577	298,412
Less: accumulated depreciation and amortization	(203,829)	(184,687)

	$231,748	$113,725

NOTE 6 — ACQUISITION
SEZ Holding AG
     During March 2008, the Company acquired approximately 98% of the outstanding shares of SEZ, a major supplier of single-wafer clean technology and products to the global semiconductor manufacturing industry. The acquisition was an all-cash transaction. The Company expects to take additional steps as necessary to acquire the SEZ shares that remain outstanding. The acquisition of these shares was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ (the “Transaction Agreement”). SEZ’s Spin-Process single-wafer technology forms the basis of a broad equipment solution portfolio for wafer cleaning and decontamination, a key process adjacent to etch. SEZ has become a division of Lam Research known as the Spin Clean Division post-acquisition.
     The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and all amounts were recorded at their estimated fair value. The condensed consolidated financial statements include the operating results of the Spin Clean Division from the acquisition date of March 11, 2008.

     The purchase price was preliminarily allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Cash consideration	$614,277
Transaction costs	9,249

$623,526

ASSETS
Cash and cash equivalents	$147,870
Short-term investments	5,492
Accounts receivable	103,794
Inventories	81,496
Prepaid expenses and other current assets	24,201
Property and equipment	86,096
Restricted cash and investments	40,038
Deferred income taxes	739
Goodwill	201,522
Intangible assets	67,743
Other assets	2,527

LIABILITIES
Accounts payable	$11,700
Accrued expenses and other accrued liabilities	41,887
Long-term debt and capital leases	55,088
Other long-term liabilities	19,869
Minority interest	9,448

$623,526

     The preliminary purchase price allocation for the acquisition was based upon a preliminary valuation and estimates of fair value. The purchase price allocation is not finalized and the Company’s estimates and assumptions are subject to change.
     The Company recorded a charge of $2.1 million during the quarter ended March 30, 2008 for in process research and development related to the acquisition of the Spin Clean Division. This amount is included in operating expenses in the Company’s condensed consolidated statements of operations.
     Unaudited pro forma financial information is presented below as if the acquisition of the Spin Clean Division occurred at the beginning of the fiscal periods presented below. The pro forma information presented below is not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had the acquisition in fact occurred at the beginning of fiscal years 2008 and 2007. The pro forma results below reflect certain adjustments to exclude one-time transaction costs incurred with the acquisition, to amortize intangible assets and to transition to an acceptance-based revenue recognition model with respect to the acquisition of the Spin Clean Division.

     Pro forma results of operations are as follows:

	Three Months Ended		Nine Months Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
	(unaudited)
	(in thousands, except per share data)
Pro forma revenue	$658,996	$717,624	2,099,280	2,119,317
Pro forma net income	95,293	160,276	363,254	522,351
Pro forma basic earnings per share	$0.76	$1.14	$2.92	$3.69
Pro forma diluted earnings per share	$0.75	$1.12	$2.87	$3.62
     Bullen Ultrasonics
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

$177,108

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
     Total goodwill as of March 30, 2008 was $264.1 million. Goodwill attributable to the Spin Clean Division acquisition of approximately $204 million is not tax deductible. The remaining goodwill balance of approximately $60 million is tax deductible.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization as of March 30, 2008 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(7,195)	$28,031	6.9
Existing technology	60,805	(1,631)	59,174	6.7
Other intangible assets	35,034	(7,703)	27,331	4.1
Patents	17,710	(4,429)	13,281	7.4

	$148,775	$(20,958)	$127,817	6.2

     The following table provides details of the Company’s intangible assets subject to amortization as of June 24, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(3,276)	$31,950	6.9
Other intangible assets	30,193	(3,556)	26,637	4.6
Patents	15,000	(2,678)	12,322	7.0

	$80,419	$(9,510)	$70,909	6.1

     The Company recognized $4.2 million and $11.3 million in intangible asset amortization expense during the three and nine months ended March 30, 2008, respectively. The Company recognized $3.6 million and $5.6 million in intangible asset amortization expense during the three and nine months ended March 25, 2007, respectively.
     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews goodwill for impairment at least annually. In addition, the Company reviews goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.
     The estimated future amortization expense of purchased intangible assets as of March 30, 2008 is as follows (in thousands):

Fiscal Year	Amount
remainder of 2008	6,700
2009	26,048
2010	24,580
2011	21,599
2012	18,588
Thereafter	30,302

$127,817

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     The Company assumed approximately $36 million in accrued expenses and other current liabilities as a result of the acquisition of the Spin Clean Division. Accrued expenses and other current liabilities consist of the following:

	March 30,	June 24,
	2008	2007
	(in thousands)
Accrued compensation	$205,000	$157,088
Warranty reserves	57,908	52,186
Income and other taxes payable	42,965	97,662
Other	117,071	57,360

	$422,944	$364,296

     As a result of the determinations from a voluntary independent stock option review, the Company considered the application of Section 409A of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law to certain stock option grants where, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the liability of certain employees, including the Company’s Chief Executive Officer and certain executive officers, with options subject to Section 409A. The assumed 409A liability incurred as of March 30, 2008 totaled $50.2 million and is included in accrued compensation in the table above. Of this amount, $43.8 million was recorded in operating expenses consisting of $22.1 million attributable to research and development expenses and $21.7 million associated with selling, general and administrative expenses, and $6.4 million in cost of goods sold in the Company’s condensed consolidated statements of operations for the three and nine months ended March 30, 2008. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to

Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.
NOTE 9 — OTHER INCOME (EXPENSE), NET
     The significant components of other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest income	$12,426	$18,941	$40,398	$58,750
Interest expense	(2,866)	(4,185)	(9,659)	(14,345)
Foreign exchange gains (losses)	40,696	330	28,506	(1,776)
Favorable legal judgment	—	—	—	15,834
Charitable contributions	—	—	(908)	—
Other, net	(651)	(335)	(1,136)	(272)

	$49,605	$14,751	$57,201	$58,191

     Included in foreign exchange gains during the three months ended March 30, 2008 are gains associated with the acquisition of the Spin Clean Division of $49.3 million relating primarily to the settlement of a hedge of the Swiss franc associated with the acquisition of the Spin Clean Division. For the nine months ended March 30, 2008, this gain is partially offset by an unrealized loss recognized during the quarter ended December 23, 2007, representing the change in fair value of $7.2 million on the Company’s same hedge of the Swiss franc currency exposure related to the Company’s acquisition of the Spin Clean Division. The legal judgment of $15.8 million during the nine months ended March 25, 2007 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam Research during the quarter ended September 24, 2006.
NOTE 10 — INCOME TAX EXPENSE
     The Company’s estimated effective tax rates for the three and nine months ended March 30, 2008 were approximately 23.8% and 26.9%, respectively. These rates differ from the U.S. statutory rate due to the geographical mix of income in jurisdictions with lower tax rates, the application of certain foreign tax rulings as well as the federal research tax credit which expired on December 31, 2007. Currently, Congress is discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.
     Effective at the beginning of the first quarter of fiscal 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
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
     As of March 30, 2008, the total gross unrecognized tax benefits was $143.3 million compared to $119.2 million as of June 24, 2007, representing an increase of approximately $24.1 million for the nine month period. Of the $24.1 million, approximately $9.3 million represents the increase for the third quarter of 2008. Of the total gross unrecognized tax benefits, $112.2 million, if recognized, would reduce our effective tax rate in the period of recognition.

\

     The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the condensed consolidated statements of operations did not change as a result of implementing the provisions of FIN 48. As of the adoption date of FIN 48, the Company had accrued approximately $5.8 million for the payment of interest and penalties (net of tax benefit) relating to unrecognized tax benefits. As of September 23, 2007, December 23, 2007, and March 30, 2008, the Company has accrued interest and penalties related to unrecognized tax benefits of approximately $6.5, $7.3, and $8.2 million (net of tax benefit), respectively. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.
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

	Three Months Ended		Nine Months Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$103,524	$164,741	$367,171	$515,585

Denominator:
Basic average shares outstanding	124,768	140,423	124,509	141,516
Effect of potential dilutive securities:
Employee stock plans	1,781	2,629	2,022	2,862

Diluted average shares outstanding	126,549	143,052	126,531	144,378

Net income per share — Basic	$0.83	$1.17	$2.95	$3.64

Net income per share — Diluted	$0.82	$1.15	$2.90	$3.57

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
		(in thousands)
Number of potential dilutive securities excluded	142	831	100	411

NOTE 12 — COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
		(in thousands)
Net income	$103,524	$164,741	$367,171	$515,585
Foreign currency translation adjustment	17,251	293	22,438	2,302
Unrealized gain (loss) on fair value of derivative financial instruments, net	(16,323)	629	(18,327)	2,341
Unrealized gain on financial instruments, net	1,249	319	3,873	1,409
Reclassification adjustment for loss (gain) included in earnings	232	(941)	926	(1,447)
Other	17	—	51	—

Comprehensive income	$105,950	$165,041	$376,132	$520,190

     The balance of accumulated other comprehensive income (loss) is as follows:

	March 30,	June 24,
	2008	2007
	(in thousands)
Accumulated foreign currency translation adjustment	$16,493	$(5,945)
Accumulated unrealized gain (loss) on derivative financial instruments	(14,002)	3,694
Accumulated unrealized gain (loss) on financial instruments	2,911	(1,257)
SFAS No. 158 adjustment	(743)	(794)

Accumulated other comprehensive gain (loss)	$4,659	$(4,302)

NOTE 13 — LONG-TERM DEBT AND GUARANTEES
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
     Each Livermore Lease facility has an approximately seven-year term (inclusive of an initial construction period during which BNPPLC’s and the Company’s obligations will be governed by the Construction Agreement entered into with regard to such Livermore Lease facility) ending on the first business day in January 2015. Each New Fremont Lease has an approximately seven-year term ending on the first business day in January 2015.

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
     The Company will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for the Company’s obligations under the Operating Leases. As of March 30, 2008, the Company had $128.8 million recorded as restricted cash and short-term investments in its condensed consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
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
     Consolidated debt obligations increased by $34.1 million as a result of the Spin Clean Division acquisition. $5.2 million represents the current portion of long-term debt and $28.9 million is classified as long-term debt on the consolidated balance sheet. The debt obligations consist of various bank loans and government grants supporting the operating needs of the Spin Clean Division.
     The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of March 30, 2008, the Company has not recorded any liability on its condensed consolidated financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     On June 16, 2006, the Company’s wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the LRI Credit Agreement). In connection with the LRI Credit Agreement, the Company entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the LRI Credit Agreement. The outstanding balance on the loan was repaid in full during the quarter ended March 30, 2008.
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
     Our total long-term debt of $284.1 million as of March 30, 2008 includes the $250.0 million discussed above and $34.1 million assumed as a result of our acquisition of our Spin Clean Division in March 2008. The current portion of long-term debt was $17.7 million as of March 30, 2008.
     Capital leases reflect building lease obligations assumed from our acquisition of our Spin Clean Division.
     The Company’s contractual cash obligations and commitments relating to these agreements and its existing debt as of March 30, 2008 are as follows:

	Operating	Capital	Long-term
	Leases	Leases	Debt	Total
	(in thousands)
Payments due by period:
One year	$12,024	$2,094	$17,653	$31,771
Two years	9,040	2,366	242,262	253,668
Three years	7,043	2,364	12,430	21,837
Four years	5,607	2,364	8,674	16,645
Five years	5,141	2,360	3,057	10,558
Over 5 years	150,614	18,042	—	168,656

Total	$189,469	$29,590	$284,076	$503,135

Interest on capital leases		$7,806

Current portion of long-term debt and capital leases		877	17,653	18,530

Long-term debt and capital leases		$20,907	$266,423	$287,330

     Included in the operating leases over 5 years section of the table above is $141.8 million in guaranteed residual values for lease agreements relating to the Fremont and Livermore properties described above.
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

     Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 30,	March 25,	March 30,	March 25,
	2008	2007	2008	2007
		(in thousands)
Balance at beginning of period	$51,780	$51,461	$52,186	$40,122
Warranties assumed upon acquisition of SEZ	6,939	—	6,939	—
Warranties issued during the period	14,032	14,124	42,438	47,170
Settlements made during the period	(13,846)	(12,103)	(43,052)	(31,486)
Expirations and change in liability for pre-existing warranties during the period	(997)	(2,016)	(603)	(4,340)

Balance at end of period	$57,908	$51,466	$57,908	$51,466

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
     Each period, hedges are tested for effectiveness using regression testing. There were no gains or losses during the three and nine months ended March 30, 2008 and March 25, 2007 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At March 30, 2008, the Company expects to reclassify the entire amount of $14.0 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

     During the nine months ended March 30, 2008 the Company settled a hedge of the Swiss franc related to its acquisition of the Spin Clean Division. The settlement resulted in proceeds of approximately $47 million and a net gain of approximately $34 million recognized in other income (expense), net in the Company’s condensed consolidated statements of operations.
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of foreign currency denominated receivable balances, primarily against the Japanese yen. Under SFAS No. 133, these forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, competitiveness, gross margins, levels of research and development (R&D), operating expenses and other costs, tax expenses, our management’s plans and objectives for our current and future operations, the levels of customer spending or R&D activities, general economic conditions, our ability to scale up our operations to meet increased customer demand and to efficiently integrate and manage our new Spin Clean Division, and the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including, but not limited to, those discussed below under the heading “Risk Factors” within Item 1A of this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our 2007 Form 10-K, our quarterly reports on Form 10-Q , and our current reports on Form 8-K . Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances which occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
     Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three and nine months ended March 30, 2008, this discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our 2007 Form 10-K and Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and nine months ended March 30, 2008 may not necessarily be indicative of future operating results.
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

EXECUTIVE SUMMARY
     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in these areas to develop integrated and standalone processing solutions which typically benefit our customers through reduced cost, lower defect rates, enhanced yields, or faster processing time as well as facilitating their ability to meet more stringent performance and design standards.
     The following summarizes certain key quarterly financial information for the periods indicated below (in thousands, except percentages and per share amounts):

	Three Months Ended
	March 30,	December 23,	March 25,
	2008	2007	2007
Revenue	$613,810	$610,320	$650,270
Gross margin	287,208	307,661	326,245
Gross margin as a percent of total revenue	46.8%	50.4%	50.2%
Net income	103,524	115,059	164,741
Diluted net earnings per share	$0.82	$0.91	$1.15
     March quarter revenues slightly exceeded our mid-range guidance, were essentially flat from the December 2007 quarter, and decreased 6% year over year.
     Gross margin as a percentage of revenues for the March 2008 quarter was 46.8% and down sequentially as expected, reflecting a higher concentration of business to certain customers as well as a transition to a relatively less mature product mix for which cost-reduction initiatives have not yet been fully realized.
     Operating expenses for the quarter were significantly impacted by a $43.8 million charge recorded to assume the liability incurred as of March 30, 2008 of certain employees subject to Section 409A and similar provisions of state law as a result of the determinations from our voluntary internal stock option review. The remaining 409A liability of $6.4 million was recorded to cost of goods sold.
     We acquired approximately 98% of the outstanding shares of SEZ Holding AG during the quarter ended March 30, 2008. The results of the acquired business, now known as the Spin Clean Division, are included in our condensed consolidated financial statements from the March 11, 2008 acquisition date. We also recorded a charge of $2.1 million during the March 2008 quarter for in process research and development expense related to the acquisition of the Spin Clean Division; this charge is recorded in operating expenses.
     We recognized $49.3 million in foreign exchange gains recorded in other income (expense), net during the March 2008 quarter related to the acquisition of the Spin Clean Division.
     Equity-based compensation expense recognized during the March 2008 quarter in cost of goods sold and operating expenses was $2.2 million and $8.1 million, respectively.
     Operating income as a percentage of revenues for the March 2008 quarter was 14.1%. This is down from 26.4% in the prior quarter. The March 2008 quarter results are inclusive of the 409A expense noted above as well as the consolidation of the Spin Clean Division results of an operating loss of $7.1 million which included the in process research and development charge noted above and the adoption of an acceptance-based revenue recognition model. The net impact of these items on operating income as a percentage of revenues for the March 2008 quarter was 9.3%.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	March 30,	December 23,	March 25,
	2008	2007	2007
Shipments (in millions)	$658	$593	$620

North America	15%	17%	13%
Europe	7%	13%	8%
Asia Pacific	33%	32%	32%
Korea	28%	19%	36%
Japan	17%	19%	11%
     Shipments for the March 2008 quarter exceeded our expectations and grew 11%, including approximately $30 million from our Spin Clean Division, compared with the December 2007 quarter. During the March 2008 quarter, 300 millimeter applications represented approximately 93% of total etch system shipments and 92% of total etch system shipments were for applications at less than or equal to the 90 nanometer technology node. We classify total etch systems shipments market segmentation for the March 2008 quarter as memory at approximately 76%, logic/other at 8% and foundry at 16%.
     We expect shipments for the June 2008 quarter to range between $490 million to $530 million; this reflects our outlook, particularly impacted by the equipment utilization decisions of our customers and any supply/demand imbalance in memory, particularly DRAM. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 22 of this Quarterly Report on Form 10-Q.
Revenue

	Three Months Ended			Nine Months Ended
	March 30,	December 23,	March 25,	March 30,	March 25,
	2008	2007	2007	2008	2007
Revenue (in thousands)	$613,810	$610,320	$650,270	$1,908,751	$1,888,057

North America	18%	18%	16%	18%	16%
Europe	8%	12%	7%	9%	10%
Asia Pacific	37%	30%	37%	34%	38%
Korea	20%	17%	28%	21%	21%
Japan	17%	23%	12%	18%	15%
     Revenue for the March 2008 quarter slightly exceeded the midpoint of our guidance range and was facilitated in part by strong same quarter shipments to revenue turns of etch systems. Revenue for the March 2008 quarter increased slightly sequentially and decreased 6% year over year and included $1.7 million from our Spin Clean Division. Revenue for the nine months ended March 30, 2008 increased slightly year over year. Our revenues are affected by the amounts of previously reported shipments and our acceptance timelines The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $270.1 million as of March 30, 2008 compared to $229.6 million at December 23, 2007, including $29.4 million from our Spin Clean Division. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $43 million as of March 30, 2008 and approximately $41 million as of December 23, 2007; these shipments are classified as inventory at cost until title transfers.

     Consistent with current market conditions, our current estimate for revenues for the June 2008 quarter ranges from $535 million to $565 million. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 22 of this Quarterly Report on Form 10-Q.
     Gross Margin

	Three Months Ended			Nine Months Ended
	March 30,	December 23,	March 25,	March 30,	March 25,
	2008	2007	2007	2008	2007
	(in thousands, except percentages)
Gross Margin	$287,208	$307,661	$326,245	$938,756	$962,325
Percent of total revenue	46.8%	50.4%	50.2%	49.2%	51.0%
     Gross margin as a percentage of revenue for the March 2008 quarter was 46.8% and was within our guidance and decreased sequentially due to challenging customer and product mix. The decrease in gross margin percentage during the three and nine months ended March 30, 2008 compared with the same periods in the prior year was primarily due to decreased factory utilization in line with reduced shipment volumes, customer and product mix challenges, and $6.4 million of expense associated with the assumption of employee liabilities under Section 409A as a result of the determinations from our voluntary independent stock option review which represented 1% of March 2008 quarter revenues.
     We expect gross margin as a percent of revenue will range between 42% to 44% in the June 2008 quarter reflecting continued customer and product mix challenges, the integration of our Spin Clean Division including further transition to an acceptance-based revenue recognition model as well as higher equity-based compensation expense associated with our annual employee equity grant executed during the quarter ending June 29, 2008. This expectation is a forward-looking statement and actual results could differ materially as a result of certain factors as referred to on page 22 of this Quarterly Report on Form 10-Q.
Research and Development

	Three Months Ended			Nine Months Ended
	March 30,	December 23,	March 25,	March 30,	March 25,
	2008	2007	2007	2008	2007
	(in thousands, except percentages)
Research & Development (R&D)	$80,576	$80,243	$75,064	$237,107	$205,747
Percent of total revenue	13.1%	13.1%	11.5%	12.4%	10.9%
     Although there are near term pressures on our business from declining customer investment levels, given the targeted longer term benefit of our product development activities, we continue to invest significantly in research and development focused on leading-edge plasma etch and new products, including single-wafer clean despite the lower anticipated short term available market. R&D expense for the March 2008 quarter was consistent with the December 2007 quarter and included approximately $3 million associated with our Spin Clean Division. The March 2008 quarter compared with the December 2007 quarter reflects an increase of approximately $4 million in salaries and benefits costs associated with seasonally high payroll tax as well as increased headcount attributed to our acquisition of the Spin Clean Division which accounted for approximately $1 million of the overall increase in salaries and benefits costs noted above, offset by a reduction of approximately $4 million in engineering material supplies. The growth in R&D expenses during the three months ended March 30, 2008 compared with the same period in the prior year reflects our planned investment level and includes an increase of approximately $5 million in salary and benefit costs for planned increases in headcount, including our Spin Clean Division, and employee base compensation. The increase in R&D expenses during the nine months ended March 30, 2008 compared with the same period in the prior year reflects our planned investment level and includes an increase of approximately $13 million in salaries and benefits costs associated with increased headcount, including our Spin Clean Division, and employee base compensation, $10 million in engineering material supplies and outside services which are targeted at our continuing support of our existing and new product growth opportunities and nearly $3 million in equity-based compensation.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 30,	December 23,	March 25,	March 30,	March 25,
	2008	2007	2007	2008	2007
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$74,491	$66,084	$62,208	$210,288	$178,267
Percent of total revenue	12.1%	10.8%	9.6%	11.0%	9.4%
     SG&A expenses increased during the March 2008 quarter compared to the December 2007 quarter and included approximately $3 million from our Spin Clean Division. The overall sequential increase consisted of approximately $5 million in salary and benefits mainly due to seasonally high payroll taxes and increased headcount primarily attributable to employees from our acquisition of our Spin Clean Division, which accounted for approximately $2 million of the salary and benefits increase. The increase in SG&A expenses during the three months ended March 30, 2008 compared to the same period in the prior year included an increase of $7 million in salary and benefits costs for planned increases of headcount, including our Spin Clean Division, and employee base compensation and $6 million in legal and accounting costs incurred as a result of the voluntary stock option review, partially offset by a decrease of $3 million in incentive-based compensation on lower profit levels. The growth in SG&A expenses during the nine months ended March 30, 2008 compared to the same period in the prior year includes an increase in salary and benefit costs of $14 million for planned increases in headcount and employee base compensation, an increase of $16 million in legal and accounting costs incurred as a result of the voluntary stock option review, and an increase in equity-based compensation of approximately $2 million.
409A Expense
     As a result of the determinations from a voluntary independent stock option review, we considered the application of Section 409A of the IRC and similar provisions of state law to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC, these options are subject to Section 409A and similar provisions of state law. Due to this, taxes and penalties are levied not on the intrinsic value increase, but on the entire stock option gain for exercised options. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the liability of certain employees, including the Company’s Chief Executive Officer and certain executive officers, with options subject to Section 409A. The 409A liability totaled $50.2 million; $43.8 million was recorded in operating expenses and $6.4 million in cost of goods sold in our condensed consolidated statements of operations for the three and nine months ended March 30, 2008. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.
In Process Research and Development
     We incurred a charge of $2.1 million related to the write-off of in process research and development following our acquisition of our Spin Clean Division which is reported in operating expenses during the three months ended March 30, 2008. There remains no additional in process research and development on our balance sheet.

Other Income (Expense), net
     Other income (expense), net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 30,	December 23,	March 25,	March 30,	March 25,
	2008	2007	2007	2008	2007
	(in thousands)
Interest income	$12,426	$14,685	$18,941	$40,398	$58,750
Interest expense	(2,866)	(3,357)	(4,185)	(9,659)	(14,345)
Foreign exchange gain (loss)	40,696	(10,823)	330	28,506	(1,776)
Charitable contributions	—	(408)	—	(908)	—
Favorable legal judgment	—	—	—	—	15,834
Other, net	(651)	(134)	(335)	(1,136)	(272)

	$49,605	$(37)	$14,751	$57,201	$58,191

     Interest income decreased $2.2 million during the quarter ended March 30, 2008 as compared with the quarter ended December 23, 2007 and was primarily attributable to decreases in interest rate yields over the period. The decrease in interest income for the three and nine months ending March 30, 2008, as compared with the same periods in the prior year, is primarily due to decreases in our average balances of cash and cash equivalents, short-term investments, and restricted cash and investments and, to a lesser extent, decreases in interest rate yields over the period. The decrease in average balances was due to share repurchase activity of approximately $768 million during the June 2007 quarter and the acquisition of our Spin Clean Division in March 2008.
     The decrease in interest expense during the three and nine months ended March 30, 2008 as compared with the same periods in the prior year was due to a $100 million repayment on our long-term debt during the December and March quarters of fiscal year 2007 and a decline in interest rates. The balance of our long-term debt was $284.1 million as of March 30, 2008, including $34.1 million of long-term debt assumed as a result of the Spin Clean Division acquisition.
     Included in foreign exchange gains during the three and nine months ended March 30, 2008 are gains associated with the acquisition of the Spin Clean Division of $49.3 million relating primarily to the settlement of a hedge of the Swiss franc. For the nine months ended March 30, 2008, this gain is partially offset by an unrealized loss recognized during the quarter ended December 23, 2007, representing the change in fair value of $7.2 million on the hedge of the Swiss franc related to the acquisition of the Spin Clean Division. These net foreign exchange gains were offset by foreign exchange losses of approximately $8.6 million during the three months ending March 30, 2008 and $13.6 million during the nine months ending March 30, 2008. These foreign exchange losses were primarily due to our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Euro and Taiwan dollar resulting in the foreign exchange loss. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Quarterly Report on Form 10-Q under the heading “Our Future Success Depends on International Sales and Management of Global Operations.”
     The legal judgment of $15.8 million during the nine months ended March 25, 2007 was obtained in a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam Research during the quarter ended September 24, 2006.

     Income Tax Expense
     Our effective tax rates for the three and nine months ended March 30, 2008 were 23.8% and 26.9% respectively, which included a discrete tax benefit related to the Section 409A employee liability accrued in the quarter. Our effective tax rates for the three and nine months ended March 25, 2007 were 19.1% and 19.0%, respectively. On December 20, 2006, the Tax Relief and Health Care Act of 2006 was signed into law, extending the research credit for eligible amounts paid or incurred in 2006 and 2007. As a result, during the nine months ended March 25, 2007, we recorded a $4.8 million tax benefit related to the extension of the federal research credit as it pertains to the Company’s fiscal year 2006. We also recognized a tax benefit of $39.5 million from the reversal of tax reserves and an increase in net operating loss carryforwards upon finalized negotiations on certain transfer pricing items, and we recorded tax expense of $29.5 million related to the application of foreign tax rulings.
     The overall change in the effective tax rate in all periods is impacted by the jurisdictional mix of income. The increase in the effective tax rate for fiscal year 2008 compared with fiscal year 2007 is primarily due to the application of certain foreign tax rulings, a decrease in the proportion of income in low tax jurisdictions, as well as the expiration of the federal research tax credit on December 31, 2007. Currently, the U.S. Congress is discussing the extension and/or revision of the federal research tax credit, and no new law has been passed to date.
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
     Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards of $146.0 million and $123.3 million as of March 30, 2008 and June 24, 2007, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $38.6 million and $34.2 million as of March 30, 2008 and June 24, 2007, respectively.
     Deferred tax assets increased from June 24, 2007 to March 30, 2008 by $18.3 million primarily due to the adoption of FIN 48, adjustments for previously estimated tax liabilities upon the filing of income tax returns in various jurisdictions and the impact of certain elections related to foreign tax rulings and the net deferred tax assets booked related to the acquisition of the Spin Clean Division. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. We continue to evaluate the realizability of our deferred tax assets quarterly and will assess the need for additional valuation allowances, if any, in subsequent quarters.

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
     Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs which generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail. Transfer of title for shipments to Japanese customers generally occurs at time of customer acceptance.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: We account for our employee stock purchase plan (“ESPP”) and stock plans under the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity- based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R.
     We make quarterly assessments of the adequacy of our tax credit pool to determine if there are any deficiencies that require recognition in our consolidated statements of operations. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit and the extraterritorial income deduction through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under Accounting Principles Board No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS No. 123R.
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
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
     We adopted FIN 48 in the first quarter of 2008. See Note 10: “Income Tax Expense” in the Notes to Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q for further discussion.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2 delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. We will adopt the delayed portions of SFAS No. 157 during fiscal year 2010, while all other portions of the standard will be adopted during fiscal year 2009, as required. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. We are currently evaluating the impact, if any, of adopting the provisions of SFAS No. 157 on our financial position, results of operations and liquidity.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We are currently evaluating the impact that this pronouncement may have on our consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We expect to adopt SFAS No. 141R in the beginning of fiscal year 2010 and are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 will result in the reclassification of minority interests to stockholders’ equity. We are currently assessing any further impacts of SFAS 160 on our results of operations and financial condition.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of the adoption of SFAS 161 on our consolidated financial statement disclosures.
     In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. We are currently assessing the impact of the adoption of FSP SFAS 142-3 on our results of operations and financial condition.
LIQUIDITY AND CAPITAL RESOURCES
     As of March 30, 2008, we had $1.0 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) which is consistent with the total balance as of June 24, 2007 although we acquired our Spin Clean Division during the March 2008 quarter for $475.7 million, net of cash acquired. Cash provided from operating activities was $389.9 million for the nine months ended March 30, 2008, representing 20% of revenues.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $389.9 million during the nine months ended March 30, 2008, consisted of (in millions):

Net income	$367.2
Non-cash charges:
Depreciation and amortization	35.5
Equity-based compensation	30.9
Net gain on settlement of call option	(33.7)
Net tax benefit on equity-based compensation plans	19.4
Deferred income taxes	(22.0)
Changes in operating asset accounts	(4.5)
Other	(2.9)

$389.9

     Significant changes in operating accounts, excluding amounts acquired from our Spin Clean Division, included above during the nine months ended March 30, 2008 included an increase in accounts receivable of approximately $86 million, an increase in prepaid expenses and other assets of $28 million, a decrease in deferred profit of $29 million, partially offset by an increase in accrued expenses and other liabilities of $50 million and an increase in long-term income taxes payable of $86 million.
Cash Flows from Investing Activities
     Net cash used for investing activities during the nine months ended March 30, 2008 was $455.1 million and consisted of the acquisition of our Spin Clean Division of approximately $476 million, net of cash acquired, and capital expenditures of $58 million, partially offset by net sales/maturities of short-term investments of $51 million and the net proceeds from the settlement of our foreign currency call option of $33 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the nine months ended March 30, 2008 was $43.5 million, and included excess tax benefit on equity-based compensation plans of approximately $37 million which represents the benefits of tax deductions in excess of the compensation cost recognized, net proceeds from issuance of common stock related to employee equity-based plans of $17 million, all partially offset by $11 million in share repurchases related to shares withheld through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 30, 2008 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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
Commitments
     We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table. The amounts in the table below exclude $120.3 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 10, “Income Taxes” of Notes to Condensed Consolidated Financial Statements for further discussion.

				Long-term
	Operating	Capital	Purchase	Debt and
	Leases	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$12,024	$2,094	$154,052	$27,650	$195,820
1-3 years	16,083	4,730	51,190	263,465	335,468
3-5 years	10,748	4,724	33,250	11,932	60,654
Over 5 years	150,614	18,042	41,054	—	209,710

Total	$189,469	$29,590	$279,546	$303,047	$801,652

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
     We will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for our obligations under the Operating Leases. As of March 30, 2008, we had $128.8 million recorded as restricted cash and short-term investments in our condensed consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
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
Capital Leases
     Capital leases reflect building lease obligations assumed from our acquisition of our Spin Clean Division. The amounts in the table above include the interest portion of payment obligations.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at March 30, 2008 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At March 30, 2008, vendor-owned inventories held at our locations and not reported as our inventory were $34.2 million.

Long-Term Debt and Interest Expense
     On June 16, 2006, our wholly-owned subsidiary, Lam Research International SARL (LRI), as borrower, entered into a $350 million Credit Agreement (the LRI Credit Agreement). In connection with the LRI Credit Agreement, we entered into a Guarantee Agreement (the Guarantee Agreement) guaranteeing the obligations of LRI under the LRI Credit Agreement. The outstanding balance on the loan was repaid in full during the quarter ended March 30, 2008.
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
     Consolidated debt obligations increased by $34.1 million as a result of the acquisition of the Spin Clean Division. $5.2 million represents the current portion of long-term debt and $28.9 million is classified as long-term debt on our condensed consolidated balance sheet as of March 30, 2008. These debt obligations consist of various bank loans and government grants supporting the operating needs of the Spin Clean Division.

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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of March 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.
Changes in Internal Control over Financial Reporting
     SEZ Acquisition. As a result of our acquisition of SEZ Holding AG during the quarter ended March 30, 2008, our internal control over financial reporting now includes the controls of SEZ (known now as the Spin Clean Division). The Spin Clean Division accounted for $1.7 million of our total revenue during the March 2008 quarter and incurred a net loss of $5.6 million. Due to the timing of the acquisition on March 11, 2008, we intend to exclude the Spin Clean Division from the scope of our assessment of internal control over financial reporting as of June 29, 2008.
     Except as disclosed above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
     In addition to the other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, or should be attached, to the order in which the risk factors appear.
The Results of Our Independent Committee Review of Our Historical Stock Option Practices and Resulting Restatements May Continue to Have Adverse Effects on Our Financial Results.
     The review by a special committee of our Board of Directors consisting of two independent Board members (the “Independent Committee”) of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We expect to amortize less than $0.1 million of compensation expense under SFAS No. 123R in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we have taken and will continue to take remedial actions to make such employees including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities currently estimated to be in the range of approximately $50 million to $55 million. Such actions have caused and in the future may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of our 2007 Form 10-K for further discussion.
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
We Recently Regained Compliance with SEC Reporting Requirements and NASDAQ Listing Requirements. If We are Unable to Remain in Compliance, There May be a Material Adverse Effect on our Business and Our Stockholders.
     As a consequence of the Independent Committee review of our historical stock option practices and resulting restatements of our financial statements, we were not able to file our periodic reports with the SEC on a timely basis and faced the possibility of delisting of our stock from the NASDAQ Global Select Market. We have now filed our 2007 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007 with the SEC, and these filings remediated the Company’s non-compliance with Marketplace Rule 4310(c) (14). However, if the SEC disagrees with the manner in which the financial impact of past stock option grants have been accounted for and reported, or not reported, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of the Company’s Common Stock from the NASDAQ Global Select Market. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements of our 2007 Form 10-K for further discussion.
     As a result of the delayed filings of our Quarterly Reports on Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007, as well as of the 2007 Form 10-K, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from the date the last delinquent filing was made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
It may be Difficult or More Costly to Obtain Director and Officer Liability Insurance Coverage as a Result of Our Stock Option Restatement.
     The issues arising from our restatement and the threatened derivative claim may make it more difficult to obtain director and officer liability insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which could have an adverse effect on our financial results and cash flow. If we are unable to secure appropriate director and officer liability insurance coverage on reasonable terms, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. In that event, we believe we could have difficulty attracting and retaining qualified directors and officers, which could adversely affect our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) During the quarter ended March 30, 2008, 18,743 shares totaling $0.7 million were withheld by the Company through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations. During the nine months ended March 30, 2008 there were 199,951 shares totaling $11.0 million were withheld by the Company through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
None.

LAM RESEARCH CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 9, 2008

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