Form 10-K
period 2008-06-29
LAM RESEARCH CORP
filed 2008-08-28
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-12933
LAM RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2634797 (I.R.S. Employer Identification No.)

4650 Cushing Parkway Fremont, California (Address of principal executive offices)	94538 (Zip code)
Registrant’s telephone number, including area code: (510) 572-0200
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, Par Value $0.001 Per Share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 23, 2007, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $4,510,079,158. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.
As of August 15, 2008, the Registrant had 125,429,388 outstanding shares of Common Stock.
Documents Incorporated by Reference
Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held November 6, 2008 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION
2008 ANNUAL REPORT ON FORM 10-K

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, cost and margins, product development, demand, acceptance and market share, competitiveness, market opportunities, levels of research and development (R&D), outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customer’s success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending or R&D activities, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 29, 2008, June 24, 2007, and June 25, 2006.
Item 1. Business
     Lam Research Corporation (“Lam Research,” “Lam,” “we,” or the “Company”) is a leading supplier of wafer fabrication equipment and services to the worldwide semiconductor industry. Our wafer fabrication equipment, services, and extensive technical expertise have contributed to advancing semiconductor manufacturing and producing some of the world’s most advanced semiconductor devices for more than 25 years. We are recognized as the market share leader in plasma etch and, leveraging our etch expertise, we are addressing some of today’s most advanced semiconductor processing challenges with an expanded product portfolio beyond etch.
     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in these areas to develop integrated processing solutions which typically benefit our customers through reduced cost, lower defect rates, enhanced yields, or faster processing time. Many of the technical advances that we introduce in our newest products are also available as upgrades to our installed base of equipment, a benefit that can provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines.
     Our innovative etch technologies enable customers to build some of the world’s highest-performing integrated circuits. Our etch systems shape the microscopic conductive and dielectric layers into circuits that define a chip’s final use and function. We also offer a broad portfolio of single-wafer clean technologies which allow our customers to implement customized yield-enhancing solutions. With each new technology node, additional requirements and challenges drive the need for advanced manufacturing solutions. We strive to consistently deliver these advanced capabilities with cost-effective production performance as we understand the close relationship between customer trust and the timely delivery of new solutions that leads to shared success with our customers.
     Incorporated in 1980, Lam Research is headquartered in Fremont, California, and maintains a network of facilities throughout the United States, Japan, Europe, and Asia in order to meet the needs of its global customer base.
     In March 2008, we completed our acquisition of SEZ Holding AG (“SEZ”), a leading supplier of single-wafer wet clean technology and products, founded in 1986, with primary operations based in Austria. SEZ’s proprietary Spin-Processor™ technology (single-wafer spin clean technology) forms part of our broad equipment portfolio for wafer cleaning solutions. The single-wafer clean market is central to our adjacent market growth strategy. As approximately 50% of the wafer cleaning steps in a fab immediately follow an etch process, acquiring a major wafer clean company is a natural and logical step to growing our business. The combination of the two companies allows us to offer a full spectrum of single-wafer cleaning and surface preparation solutions, with products incorporating proprietary single-wafer spin, linear, plasma-based bevel clean, and strip technologies.
     Additional information about Lam Research is available on our web site at http://www.lamresearch.com. Our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available on our website as soon as reasonably practicable after we filed them with or furnish them to the Securities and Exchange Commission (“SEC”), and are also available online at the SEC web site at http://www.sec.gov.

ETCH PROCESS
     Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. Our etch products selectively remove portions of various films from the wafer in the creation of semiconductor devices by utilizing various plasma-based technologies to create critical device features at current and future technology nodes. Plasma consists of charged and neutral species that react with exposed portions of the wafer surface to remove dielectric or conductive materials and produce the finely delineated features and patterns of an integrated circuit.
Dielectric Etch
     For dielectric etch, new materials integration often requires etching multi-layer film stacks. In addition to the challenges introduced by new materials and scaling, device manufacturers’ desire to reduce overall cost per wafer has placed an increased emphasis on the ability to etch multiple films in the same chamber (in situ).
DFC Technology
     Production-proven in high-volume manufacturing for more than 13 years, our patented Dual Frequency Confined™ technology has been extended to incorporate multi-frequency power with a physically confined plasma. The application of power at different frequencies provides enhanced process flexibility and allows different materials to be etched in the same chamber. Physical confinement of the plasma to an area directly above the wafer minimizes chemical interaction with the chamber walls, eliminating potential polymer build-up that could lead to defects on the wafer. Confinement also enables our proprietary in situ Waferless Autoclean™ technology to clean chamber components after each wafer has been etched. Used together, multi-frequency and WAC™ technologies provide a consistent process environment for every wafer, preventing process drift and ensuring repeatable process results wafer-to-wafer and chamber-to-chamber.
2300® Exelan® Flex™, 2300® Exelan® Flex45™ Dielectric Etch Systems
     Our 2300 Exelan Flex dielectric etch products represent a continuous evolution of the productivity and performance benefits of DFC technology. The Exelan Flex family allows a single chamber design to meet the requirements of a wide range of applications through multiple technology generations. Advances in system design, such as multiple frequencies, meet the more demanding uniformity and profile requirements for applications at the 45 nm node and beyond.
Conductor Etch
     As the semiconductor industry continues to shrink critical feature sizes and improve device performance, a variety of new etch challenges have emerged. For conductor etch, these challenges include processing smaller features, new materials, and new transistor structures on the wafer. Due to decreasing feature sizes, the etch process can now require atomic-level control across a 300 mm wafer. The incorporation of new metal gates and high-k dielectric materials in the device stack requires advanced multi-film etching capability. Furthermore, the adoption of double patterning techniques to address lithography challenges at the 45 nm node and beyond is driving the etch process to define the feature on the wafer as well as to transfer the pattern into the film. All of these challenges require today’s conductor etch systems to provide advanced capabilities, while still providing high productivity.
TCP Technology
     Introduced in 1992, our Transformer Coupled Plasma™ technology continues to provide leading-edge capability for advanced conductor etch applications at the 45 nm node and beyond. By efficiently coupling radio frequency power into plasma at low pressures, the TCP technology provides capability to etch nanoscale features into silicon and metal films. The advanced TCP source design ensures a uniform, high-density plasma across the wafer, without requiring magnetic enhancements that could cause device damage. With a wide process window over a range of power, chemistry, and pressure combinations, TCP technology provides the flexibility required to perform multiple etch steps in the same chamber.

2300® Versys® Kiyo®, 2300® Versys ® Kiyo45™, 2300® Versys® Kiyo3x, 2300® Versys ® Metal45™ Etch System Conductor Etch Systems
     Now in its third generation, the 2300 Versys product family combines iterative advances in technology to provide critical dimension (“CD”) uniformity and productivity for a wide range of conductor and metal etch applications. Our etch products perform production-proven in situ etch of complex features. In addition, proprietary pre-coat and post-etch chamber clean techniques provide the same environment for superior repeatability, as well as high uptime and yield wafer after wafer.
MEMS and Deep Silicon Etch
     Micro-electromechanical systems (“MEMS”) devices are increasingly being used in consumer applications, such as ink jet printer heads and inertial sensors. This is driving a number of MEMS applications to transition into high-volume manufacturing, which requires the high levels of cost-effective production typically seen in commodity semiconductor memory devices. To achieve high yield in mass production, the MEMS etch process requires wafer-to-wafer repeatability.
TCP® 9400DSiE™ Deep Silicon Etch System
     The TCP 9400DSiE system is based on our production-proven TCP 9400 silicon etch series. The system’s patented high-density TCP plasma source provides a configuration to meet the challenges of silicon deep reactive ion etch (“Si DRIE”), offering broad process capability and flexibility for a wide range of MEMS, advanced packaging, and power semiconductor applications. Incorporation of our proprietary in situ chamber cleaning technology provides etch rate stability.
Three-Dimensional Integrated Circuits (“3-D IC”) Etch
     The semiconductor industry is developing advanced, 3-D IC using through-silicon vias (“TSV”) to provide interconnect capability for die-to-die and wafer-to-wafer stacking. In addition to a reduced form factor, 3-D ICs can enhance device performance through increased speed and decreased power consumption. Manufacturers are currently considering a wide variety of 3-D integration schemes that present an equally broad range of TSV etch requirements. Plasma etch technology, which has been used extensively for deep silicon etching in memory devices and MEMS production, is well suited for TSV creation.
2300® Syndion™ Through-Silicon Via Etch System
     The 2300 Syndion etch system is based on our patented TCP technology and the production-proven 2300 Versys Kiyo conductor etch system. The Syndion system can etch multiple film stacks in the same chamber, including silicon, dielectric, and conducting materials, thereby addressing multiple TSV etch requirements.
Pattern Enhancement
     Lithography challenges at the 45 nm node and beyond provide opportunities for non-lithographic solutions to continue device scaling. Innovative patterning methods are needed to produce the ever smaller feature sizes and tighter pitches (the center-to-center distance between features of an integrated circuit) demanded of today’s advanced chip designs. We believe that patterning solutions offer opportunities to address the challenges of current and next-generation lithography systems and that the adoption of in-situ shrinks and double-patterning techniques may allow manufacturers to postpone investments in new lithography equipment.

2300® Motif™ Pattern Enhancement System
     The 2300 Motif post-lithography pattern enhancement system enables cost-effective production of next-generation feature sizes using current lithography. Using a proprietary plasma-assisted process, the system reduces the original printed CD of a feature by as much as 50 nm for holes and 100 nm for trenches and delivers well-controlled final CDs as small as 10 nm.
CLEAN PROCESS
     The manufacture of semiconductor devices involves a series of processes such as etch and deposition, which leave particles and residues on the surface of the wafer. The wafer must generally be cleaned after these steps to remove residues that could adversely impact the processes that immediately follow them and degrade device performance. Common wafer cleaning steps include post-etch and post-strip cleans and pre-diffusion and pre-deposition.
     Specific challenges at 45 nm and beyond include thorough particle removal, protecting structures with fragile new materials and smaller feature sizes, achieving effective residue removal and drying, while minimizing substrate material loss. In addition, management of potential defect sources at the wafer’s edge will become increasingly challenging as new materials are introduced in the process flow.
Single-Wafer Wet Clean
     As device geometries shrink and new materials are introduced, the number of wafer cleaning steps is increasing. In addition, each step has different selectivity and defectivity requirements that add to manufacturing complexity. The need to clean fragile structures without causing damage is a reason why chipmakers are turning to single-wafer wet clean processing technology for next-generation devices.
     Over the past decade, a transition from batch to single-wafer has occurred for BEOL wet clean applications and a similar migration for front-end-of-line (“FEOL”) wet clean applications appears to be occurring as the need for higher particle removal efficiency without device structure damage becomes more critical. Single-wafer wet processing is particularly advantageous for those applications where improved defect performance (removing particles without damaging the wafer pattern) or enhanced selectivity and CD control can improve yield.
Single-Wafer Spin Clean Products: SP Series, Da Vinci®, DV-Prime™, Esanti®
     With the acquisition of SEZ in March 2008, we have expanded our portfolio to include single-wafer spin systems, in addition to gaining more than 20 years of experience in clean technology and a substantial installed customer base. This single-wafer Spin-Processor technology for cleaning and removing films has assisted the industry transition from batch to single-wafer wet processing. By offering advanced dilute chemistry and solvent solutions in our systems, our single-wafer spin clean systems address certain defectivity and material integrity requirements.
Single-Wafer Linear Clean Product: C3™ Technology
     To meet the challenges of smaller critical dimensions, increasing aspect ratios, and new materials integration, our Confined Chemical Cleaning™ (“C3”) technology is targeted at applications requiring high-selectivity residue removal without damaging sensitive device structures. The C3 technology combines linear wafer motion with chemically-driven single-wafer cleaning to remove residues with chemical exposure times as short as a few seconds. The cleaning exposure time is optimized for efficient removal of the target materials, while limiting the impact on critical materials. This technology addresses applications that require high-selectivity cleaning, such as high-k metal gate post-etch clean.

Plasma-Based Bevel Clean
     Semiconductor manufacturers are paying increasing attention to the wafer’s edge as a source of yield-limiting defects. New materials like porous low-k and organic films often do not adhere as well as traditional silicon or polymer-based films and have the potential to be significant defect sources. By including cleaning steps that target the bevel region, the number of good die at the wafer’s edge can be increased to maximize yield.
2300® Coronus™ Plasma-Based Bevel Clean System
     The 2300 Coronus plasma-based bevel clean system incorporates plasma technology to remove yield-limiting defect sources. The system combines the ability of plasma to selectively remove a wide variety of materials with a proprietary confinement technology that protects the die area. Incorporating our Dynamic Alignment technology on the production-proven 2300 platform, the Coronus system provides highly accurate wafer placement for reproducible results and superior encroachment control and is designed to remove a wide range of material types, in multiple applications throughout the manufacturing process flow.
     The Lam Research logo, Lam Research, and all product and service names used herein are either registered trademarks or trademarks of Lam Research Corporation in the United States and/or other countries. All other marks mentioned herein are the property of their respective holders.
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
     Our R&D expenses during fiscal years 2008, 2007, and 2006 were $323.8 million, $285.3 million, and $229.4 million, respectively. The majority of spending is targeted at etch and plasma-based technology applications with an increasing proportion focused on adjacent markets including single-wafer spin wet clean, pre- and post-etch step opportunities, consistent with our multi-product growth strategy. We believe current challenges for customers in the pre- and post-etch applications present opportunities for us. We plan to leverage our extensive production experience in etch and strip into new products and new capabilities for our customers at the 65, 45, and 32 nm nodes, including post ion implantation strip, clean, and patterning.
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

     We offer standard warranties for our systems that generally run for a period of 12 months from system acceptance. The warranty provides that systems shall be free from defects in material and workmanship and conform to our published specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We also offer extended warranty packages to our customers to purchase as desired.
International Sales
     A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers, difficulties in staffing and managing non-U.S. operations, adverse tax consequences, exchange rate fluctuations, changes in currency controls, compliance with U.S. and international laws and regulations, including U.S. export restrictions, and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. Revenue by region was as follows:

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Revenue:
United States	$417,807	$408,631	$238,009
Europe	235,191	237,716	208,369
Asia Pacific	308,984	451,487	193,181
Taiwan	502,683	573,875	277,731
Korea	554,924	531,310	366,939
Japan	455,322	363,557	357,942

Total revenue	$2,474,911	$2,566,576	$1,642,171

     Please see Note 18, “Segment, Geographic Information and Major Customers”, to Consolidated Financial Statements for a description of the geographic locations of long-lived assets.
Customers
     Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunity. In fiscal year 2008, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 13%, respectively, of total revenues. In fiscal year 2007, revenues from Hynix Semiconductor and Samsung Electronics Company, Ltd., each accounted for approximately 14% of total revenues. In fiscal year 2006, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues and revenues from Toshiba Corporation accounted for approximately 12% of total revenues.
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
     As of June 29, 2008 and June 24, 2007, our backlog was approximately $410 million and $643 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received for shipments in the same quarter and due to possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of business volumes nor actual revenue levels for succeeding periods.
Manufacturing
     Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.
     We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 14 of our Consolidated Financial Statements, included in Item 8 herein, for further information concerning our outsourcing commitments.
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
Employees
     As of August 15, 2008, we had approximately 3,800 regular employees.
     Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our proprietary information and with our statement of standards of business conduct. In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends, to a significant extent, upon our continued ability to attract and retain qualified employees particularly in the R&D and customer support functions.
Competition
     The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, etc. Our ability to succeed in the marketplace will depend upon our ability to maintain existing products and introduce product enhancements and new products on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node provided that there is demonstrated performance to specification by the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of third-party spares provider competition. We face significant competition with all of our products and services. Certain of our existing and potential competitors have substantially greater financial resources and larger engineering, manufacturing, marketing, and customer service and support organizations than we do. In addition, we face competition from a number of emerging companies in the industry. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price/performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Tokyo Electron, Ltd. and Applied Materials, Inc. Our primary competitor in the single-wafer wet clean market is Dainippon Screen Manufacturing Co. Ltd. (“DNS”).
Patents and Licenses
     Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately one to twenty years. We believe that, although the patents we own and may obtain in the future will be of value, they will not alone determine our success, which depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K as of and for the year ended June 29, 2008 (the “2008 Form 10-K).
Recent Acquisitions
     During fiscal year 2008, we acquired approximately 99% of the outstanding shares of SEZ Holding AG (“SEZ”), a major supplier of single-wafer wet clean technology and products to the global semiconductor manufacturing industry. The acquisition was an all-cash transaction. We expect to take additional steps as necessary to acquire the SEZ shares that remain outstanding. The acquisition of these shares was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ. SEZ’s Spin-Process single-wafer technology forms part of a broad equipment solution portfolio for wafer cleaning and decontamination, a key process adjacent to etch.

Other Cautionary Statements
     See the discussion of risks in the section of this 2008 Form 10-K entitled Item 1A, “Risk Factors” and elsewhere in this report.
EXECUTIVE OFFICERS OF THE COMPANY
     As of August 27, 2008, the executive officers of Lam Research were as follows:

Name	Age	Title
James W. Bagley	69	Executive Chairman
Stephen G. Newberry	54	President and Chief Executive Officer
Martin B. Anstice	41	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Ernest E. Maddock	50	Senior Vice President, Global Operations
Abdi Hariri	46	Group Vice President, Customer Support Business Group
Richard A. Gottscho	56	Group Vice President and General Manager, Etch Businesses
Thomas J. Bondur	40	Vice President, Global Field Operations
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
     Ernest E. Maddock, Senior Vice President of Global Operations since March 2007 and previously Group Vice President of Global Operations since October 2003, currently oversees Global Operations which consists of: Information Technology, Global Supply Chain, Production Operations, Corporate Quality, Global Security, Global Real Estate and Facilities. Additionally, Mr. Maddock heads Bullen Semiconductor, a division of Lam Research. Mr. Maddock joined the Company in November 1997. Mr. Maddock’s previously held positions with the Company include Vice President of the Customer Support Business Group. Prior to his employment with Lam Research, he was Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.
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
     Thomas J. Bondur, Vice President, Global Field Operations since March 2007, joined Lam Research in August 2001 and has served in various roles in business development and field operations in Europe and the United States. Prior to joining Lam Research, Mr. Bondur spent eight years in the semiconductor industry with Applied Materials in various roles in Santa Clara and France including Sales, Business Management and Process Engineering. Mr. Bondur holds a degree in Business from the State University of New York.

     Item 1A. Risk Factors
     In addition to the other information in this 2008 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.
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

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems
     System sales constitute a significant portion of our total revenue. Our systems can range in price up to approximately $6 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to declare revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.
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
Our Future Success Depends on International Sales and the Management of Global Operations
     Non-U.S. sales accounted for approximately 83% in fiscal year 2008, 84% in fiscal year 2007 and 86% in fiscal year 2006 of our total revenue. We expect that international sales will continue to account for a significant portion of our total revenue in future years.
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
     We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars except for certain of our revenues that are denominated in Japanese yen, certain of our revenues and expenses denominated in the Euro, certain of our spares and service contracts which are denominated in various currencies, and expenses related to our non-U.S. sales and support offices which are denominated in these countries’ local currency.

     We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Japanese yen-denominated assets and forecasted Japanese yen-denominated revenue and also on U.S. dollar-denominated assets where the Euro is the functional currency. We currently believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging our yen-denominated assets and U.S. dollar-denominated assets with currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we currently do not enter into such forward contracts for currencies other than the yen, and we therefore are subject to both favorable and unfavorable exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.
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

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance
     An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, such as our March 2008 acquisition of SEZ, or we may reduce or dispose of certain product lines or technologies, that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. We anticipate that our recent acquisition of SEZ will give rise to risks like these, as we integrate its operations with ours. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.
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
•	general market, semiconductor, or semiconductor equipment industry conditions;

•	global economic fluctuations;

•	variations in our quarterly operating results;

•	variations in our revenues, earnings or other business and financial metrics from those experienced by other companies in our industry or forecasts by securities analysts;

•	announcements of restructurings, technological innovations, reductions in force, departure of key employees, consolidations of operations, or introduction of new products;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	success or failure of our new and existing products;

•	liquidity of Lam Research;

•	disruptions with key customers or suppliers; or

•	political, economic, or environmental events occurring globally or in any of our key sales regions.
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
We May Fail to Protect Our Proprietary Technology Rights, Which Could Affect Our Business
     Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success also depends on increasing our technological expertise, continuing our development of new systems, increasing market penetration and growth of our installed base, and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue patents for pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or, in fact, provide no competitive advantages.
We are Subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (the “Independent Registered Public Accounting Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Independent Registered Public Accounting Firm’s attestation as to the effectiveness of our internal control over financial reporting as of June 29, 2008. In future years, if we fail to timely complete this assessment, or if our Independent Registered Public Accounting Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.
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
     The review by a special committee of our Board of Directors consisting of two independent Board members (the “Independent Committee”) of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We amortized less than $0.1 million of compensation expense under Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we have taken and will continue to take remedial actions to make such employees including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities which were approximately $50 million as of June 29, 2008. Such actions have caused and in the future may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of our Annual Report on Form 10-K as of and for the year ended June 24, 2007 (“2007 Form 10-K”) for further discussion.
We May Be Subject to the Risks of Lawsuits in Connection With Our Historical Stock Option Practices, the Resulting Restatements, and the Remedial Measures We Have Taken.
     We, and our current and former directors and officers, may become the subject of shareholder derivative and/or class action lawsuits and other legal proceedings relating to our historical stock option practices and resulting restatements in the future. We may also be subject to other kinds of lawsuits. Should any of these events occur, they could require us to expend significant management time and incur significant accounting, legal and other expenses. This could divert attention and resources from the operation of our business and adversely affect our financial condition and results of operations. In addition, the ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these potential lawsuits could result in significant expenditures.
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
     In determining the restatement adjustments in connection with the stock option review, management used all reasonably available relevant information to form conclusions it believes are appropriate as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. We considered various alternatives throughout the course of the review and restatement, and we believe the approaches used were the most appropriate, and that the choices of measurement dates used in our review of stock option grant accounting and restatement of our financial statements were reasonable and appropriate in our circumstances. However, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past stock option grant measurement date errors that may require us to amend this filing or other filings with the SEC to provide additional disclosures pursuant to such additional guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, and results of operations.
We Recently Regained Compliance with SEC Reporting Requirements. If We are Unable to Remain in Compliance, There May Be a Material Adverse Effect on our Business and Our Stockholders.
     As a consequence of the Independent Committee review of our historical stock option practices and resulting restatements of our financial statements, for several quarters, we were not able to file our periodic reports with the SEC on a timely basis and faced the possibility of delisting of our stock from the NASDAQ Global Select Market. We have filed all of our tardy filings, which remediated the Company’s non-compliance with Marketplace Rule 4310(c) (14), and believe we are we are in compliance with all applicable reporting requirements. However, if the SEC disagrees with the manner in which the financial impact of past stock option grants has been accounted for and reported, or not reported, there could be delays in filing future SEC reports. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements of our 2007 Form 10-K for further discussion.

     As a result of the delayed filings of our Quarterly Reports on Form 10-Q for the quarters ended September 23, 2007 and December 23, 2007, as well as of the 2007 Form 10-K, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from March 31, 2008, the date the last delinquent filing was made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are held under operating leases expiring from fiscal years 2010 to 2014. These leases generally include options to renew or purchase the facilities. In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific and own manufacturing facilities located in Eaton, Ohio and Villach, Austria. Our fiscal year 2008 rental expense for the space occupied during that period aggregated approximately $11 million. Our facilities lease obligations are subject to periodic increases, and we believe that our existing facilities are well-maintained and in good operating condition.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on June 10, 2008.
     The results of voting on the following items were as set forth below:
Proposal No. 1 – Election of Directors to Board of Directors

NOMINEE	IN FAVOR	% IN FAVOR	WITHHELD
James W. Bagley	111,444,886	98.5%	1,760,511
David G. Arscott	106,854,31	94.4%	6,351,036
Robert M. Berdahl	104,255,653	92.1%	8,949,744
Richard J. Elkus, Jr.	103,855,753	91.8%	9,349,644
Jack R. Harris	103,852,111	91.8%	9,353,286
Grant M. Inman	106,852,882	94.4%	6,352,515
Catherine Lego	112,385,402	99.3%	819,995
Stephen G. Newberry	66,732,043	58.9%	46,473,354
Seiichi Watanabe	112,388,811	99.3%	816,586
Patricia Wolpert	109,385,311	96.6%	3,820,086

Proposal No. 2 – Ratification of Appointment of Ernst and Young LLP as Independent Registered Public Accounting Firm (Auditor) of the Company for the Current (2008) Fiscal Year

	IN FAVOR	AGAINST	ABSTAIN
Beneficial Vote:	111,767,874	1,306,133	71,227
Registered Vote:	49,812	9,901	450
Total Shares Voted:	111,817,686	1,316,034	71,677
% of Voted Shares:	98.8%	1.2%	.1%
% of Outstanding Shares:	89.5%%	1.1%	.1%

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information required by this Item with respect to the market price of the Company’s Common Stock, number of holders thereof, and payment of dividends is incorporated by reference from Item 6, “Selected Financial Data” below.
     As of the beginning of fiscal year 2008, there were no shares remaining available for repurchase under prior Board authorized repurchase programs. During fiscal year 2008, there were 287,855 shares which the Company withheld through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
     The following graph compares the cumulative 5-year total return attained by shareholders on Lam Research Corporation’s Common Stock relative to the cumulative total returns of the NASDAQ Composite index and the RDG Semiconductor Composite index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2003 to June 30, 2008.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lam Research Corporation, The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

*	$100 invested on 6/30/03 in stock & index-including reinvestment of dividends. Assumes fiscal year ending June 30.

	6/03	6/04	6/05	6/06	6/07	6/08

Lam Research Corporation	100.00	146.77	158.54	255.86	281.49	197.97
NASDAQ Composite	100.00	128.49	129.74	140.22	169.32	149.51
RDG Semiconductor Composite	100.00	131.98	120.95	119.89	141.39	120.02
     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data (derived from audited financial statements)

	Year Ended
	June 29,	June 24,	June 25,	June 26,	June 27,
	2008 (1)	2007	2006	2005	2004
	(in thousands, except per share data)
OPERATIONS:
Total revenue	$2,474,911	$2,566,576	$1,642,171	$1,502,453	$935,946
Gross margin	1,173,406	1,305,054	827,012	763,464	430,103
Restructuring charges and asset impairments, net (2)	6,366	—	—	14,201	8,327
409A expense (3)	43,784	—	—	—	—
In-process research and development	2,074	—	—	—	—
Operating income (4)	509,431	778,660	404,768	388,142	96,793
Net income (loss)	439,349	685,816	335,210	297,252	77,486
Net income (loss) per share:
Basic	$3.52	$4.94	$2.42	$2.16	$0.59
Diluted (5)	$3.47	$4.85	$2.33	$2.09	$0.54
BALANCE SHEET:
Working capital	$1,280,028	$743,563	$1,138,720	$837,370	$499,366
Total assets	2,806,755	2,101,605	2,327,382	1,472,349	1,222,118
Long-term obligations, less current portion	385,132	252,487	350,969	2,786	9,554

(1)	Fiscal year 2008 amounts include the operating results of SEZ from the acquisition date of March 11, 2008. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Please see Note 16 “Acquisitions” of Note to Consolidated Financial Statements for additional information.

(2)	Restructuring charges and asset impairments, net exclude restructuring charges (recoveries) included in cost of goods sold and reflected in gross margin of $12.6 million and $(1.7) million for fiscal years 2008 and 2004, respectively. Restructuring amounts included in cost of goods sold and reflected in gross margin during fiscal year 2008 primarily relate to the integration of SEZ while the amounts in fiscal year 2004 primarily relate to the partial recovery of the charges from the subsequent sale of a portion of inventories associated with the write-off of selected, older product line inventories in connection with our prior restructuring plans. These restructuring recoveries are included as a component of cost of goods sold in accordance with Emerging Issues Task Force 96-9, “Classification of Inventory Markdowns and Other Costs Associated with a Restructuring” (EITF 96-9). There were no restructuring charges or recoveries included in cost of goods sold in fiscal years 2007, 2006, and 2005. Fiscal year 2005 restructuring charges consist only of additional liabilities related to prior restructuring plans.

(3)	409A expense excludes the expense included in cost of goods sold and reflected in gross margin of $6.4 million during fiscal year 2008. As a result of the determinations from a voluntary independent stock option review, the Company considered the application of Section 409A of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law to certain stock option grants where, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, intrinsic value was deemed to exist at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the tax liability of certain employees, including the Company’s Chief Executive Officer and certain other executive officers, with options subject to Section 409A and similar provisions of state law.

(4)	Operating income during the fiscal years ended June 29, 2008, June 24, 2007 and June 25, 2006 includes $42.6 million, $35.6 million and $24.0 million, respectively, of equity-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” at the beginning of fiscal year 2006.

(5)	Diluted net income per share for the fiscal year ended June 27, 2004 includes the assumed conversion of the convertible subordinated 4% notes. Accordingly, interest expense, net of taxes, of $3.2 million has been added back to net income for computing diluted earnings per share.

Unaudited Selected Quarterly Financial Data
Stock and Dividend Information:

	Three Months Ended (1)
	June 29,	March 30,	December 23,	September 23,
	2008 (2)	2008 (2)	2007	2007
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2008:
Total revenue	$566,160	$613,810	$610,320	$684,621
Gross margin	234,650	287,208	307,661	343,887
Operating income	63,928	86,283	161,334	197,886
Net income	72,178	103,524	115,059	148,588
Net income per share
Basic	$0.58	$0.83	$0.92	$1.20
Diluted	$0.57	$0.82	$0.91	$1.18
Price range per share	$35.98-$44.73	$36.15-$46.19	$42.67-$57.66	$49.48-$60.82
Number of shares used in per share calculations:
Basic	125,046	124,768	124,685	124,057
Diluted	126,657	126,549	126,653	126,358

	Three Months Ended (1)
	June 24,	March 25,	December 24,	September 24,
	2007	2007	2006	2006
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2007:
Total revenue	$678,519	$650,270	$633,400	$604,387
Gross margin	342,729	326,245	322,916	313,164
Operating income	200,349	188,973	194,505	194,833
Net income	170,231	164,741	167,326	183,518
Net income per share
Basic	$1.31	$1.17	$1.18	$1.29
Diluted	$1.28	$1.15	$1.15	$1.27
Price range per share	$46.58-$56.04	$43.10-$54.68	$42.06-$57.05	$36.66-$47.46
Number of shares used in per share calculations:
Basic	130,169	140,423	142,306	141,928
Diluted	132,868	143,052	145,346	144,850

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal year ended June 29, 2008 included 53 weeks. The quarter ended March 30, 2008 included 14 weeks while all other quarters presented above included 13 weeks.

(2)	Includes the operating results of the SEZ from the acquisition date of March 11, 2008. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Please see Note 16 “Acquisitions” of Note to Consolidated Financial Statements for additional information.
     Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by The NASDAQ Stock Market, Inc., on any and all trading days during the respective quarter. As of August 15, 2008 we had 378 stockholders of record. In fiscal years 2008 and 2007 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2008 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2008 Form 10-K ).
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (generally and in the semiconductor industry), supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations for fiscal years 2008, 2007, and 2006 may not necessarily be indicative of future operating results.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2008 Form 10-K. MD&A consists of the following sections:
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
     We design, manufacture, market, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in these areas to develop integrated and standalone processing solutions which typically benefit our customers through reduced cost, lower defect rates, enhanced yields, or faster processing time as well as by facilitating their ability to meet more stringent performance and design standards.
     The following summarizes certain key quarterly and annual financial information for the periods indicated below (in thousands, except per share data and percentages):

	Three Months Ended				Year Ended	Year Ended
	June 29,	March 30,	December 23,	September 23,	June 29,	June 24,
	2008	2008	2007	2007	2008	2007
Revenue	$566,160	$613,810	$610,320	$684,621	$2,474,911	$2,566,576
Gross margin	234,650	287,208	307,661	343,887	1,173,406	1,305,054
Gross margin as a percent of total revenue	41.4%	46.8%	50.4%	50.2%	47.4%	50.8%
Net income	72,178	103,524	115,059	148,588	439,349	685,816
Diluted net earnings per share	$0.57	$0.82	$0.91	$1.18	$3.47	$4.85
     Our business model, which utilizes the capabilities of outsource providers, enables us to focus on new and existing product and process development, sales and marketing, and customer support. Although there are near-term challenges from declining customer investment levels, we continue to target to expand our leadership position in etch, leverage our etch expertise into adjacent markets and meet our objective of delivering best-in-class financial performance over the long term.
     Fiscal year 2008 shipments were approximately $2.4 billion. Fiscal year 2008 revenues decreased 4% compared to fiscal year 2007 revenues reflecting a reduction in customer demand in the latter portion of the year.

     Gross margin as a percent of revenues was 47.4% for fiscal year 2008 and decreased sequentially compared to fiscal year 2007 gross margin of 50.8%. This reduction was primarily due to customer concentration and product mix challenges and decreased factory utilization as a result of reduced shipment volumes on declining customer investment levels.
     Fiscal year 2008 operating expenses include the assumption of Section 409A employee liabilities of $43.8 million and $19.3 million of costs related to our voluntary internal stock option review. Included in operating expenses is $29.5 million from the operations of SEZ since the date of acquisition. We also continue to invest significantly in research and development focused on leading-edge plasma etch, single-wafer clean, and other new products and technologies. Although there are near term pressures on our business from declining customer investment levels, we are targeting the longer term benefit of our product development activities. These factors, along with decreased revenues and gross margins noted above, contributed to the fiscal 2008 operating margin decrease to 20.6% compared with 30.3% in fiscal year 2007.
     Our cash performance remained strong during fiscal year 2008 as our cash and cash equivalents, short-term investments and restricted cash and investments balances increased sequentially during fiscal year 2008 by $174.1 million after the cash acquisition of SEZ for $482.6 million, net of cash acquired. Cash flows from operating activities were $590.3 million during fiscal year 2008.
Results of Operations
Shipments and Backlog

	Three Months Ended				Year Ended
	June 29,	March 30,	December 23,	September 23,	June 29,
	2008	2008	2007	2007	2008
Shipments (in millions)	$495	$658	$593	$621	$2,367

North America	13%	15%	17%	18%	16%
Europe	9%	7%	13%	7%	9%
Asia Pacific	15%	14%	13%	12%	13%
Taiwan	15%	19%	19%	26%	20%
Korea	22%	28%	19%	20%	22%
Japan	26%	17%	19%	17%	20%
     Unshipped orders in backlog as of June 29, 2008 were approximately $410 million and decreased from approximately $643 million as of June 24, 2007 consistent with reduced spending commitments of our customers in the semiconductor industry. The basis for recording new orders is defined in our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes. Please refer to “Backlog” in Part I Item 1, “Business” of this 2008 Form 10-K for additional information on our backlog policy.

Revenue

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
Revenue (in thousands)	$2,474,911	$2,566,576	$1,642,171

North America	17%	16%	14%
Europe	10%	9%	13%
Asia Pacific	13%	18%	12%
Taiwan	20%	22%	17%
Korea	22%	21%	22%
Japan	18%	14%	22%
     The slight decrease in revenues during fiscal year 2008 from fiscal year 2007 reflects our customers’ response to balancing supply and demand in the semiconductor industry. The increase in revenues during fiscal year 2007 compared to fiscal year 2006 reflected an improved market environment which was evidenced by expanded levels of capital investments by semiconductor manufacturers and our market share expansion. Our revenue levels are correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continued to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in that region. Our deferred revenue balance decreased to $193.6 million as of June 29, 2008 compared to $295.5 million as of June 24, 2007, consistent with the decline in customer spending levels during fiscal year 2008. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $52 million as of June 29, 2008; these shipments are classified as inventory at cost until title transfers.
Gross Margin

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands, except percentages)
Gross Margin	$1,173,406	$1,305,054	$827,012
Percent of total revenue	47.4%	50.8%	50.4%
     Gross margin as a percent of revenue during fiscal year 2008 was 47.4%. The decrease in gross margin as a percent of revenue for fiscal year 2008 compared with fiscal year 2007 was primarily due to decreased factory utilization as a result of reduced shipment volumes, as well as customer concentration and product mix challenges, $12.6 million of one-time restructuring and asset impairment expenses related to the streamlining of our combined clean product group, post SEZ acquisition, and $6.4 million of expense associated with the assumption of the employee tax liabilities as a result of the determinations from our voluntary independent stock option review.
     The increase in gross margin as a percent of revenue during fiscal year 2007 compared with fiscal year 2006 was primarily driven by improved utilization of factory and field resources on higher business volumes partially offset by product and customer mix and implementation of a targeted consumable spare parts price-reduction strategy focused on preserving and building market share and strengthening customer trust in our efforts to support their cost-reduction roadmaps.
Research and Development

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands, except percentages)
Research & Development (R&D)	$323,759	$285,348	$229,378
Percent of total revenue	13.1%	11.1%	14.0%

     Although there are near term pressures on our business from declining customer investment levels, given the targeted longer term benefit of our product development activities, we continue to invest significantly in research and development focused on leading-edge plasma etch, single-wafer clean, and new products and technologies. The fiscal year 2008 R&D expenses included approximately $14 million from the operations of SEZ. Including SEZ since March 11, 2008, the growth in absolute spending levels during fiscal year 2008 compared to fiscal year 2007 reflect our commitment towards our near-term and longer-term product growth objectives and included increases of approximately $22 million in salary and benefits costs for planned increases in headcount and employee base compensation supporting that same strategy, $9 million in engineering material supplies and outside services targeting etch, and new product growth objectives, and a $3 million decrease in incentive-based compensation driven by reduced profit levels. Approximately 74% and 33% of fiscal years 2008 and 2007 systems revenues, respectively, were derived from products introduced over the previous two years and is reflective of our continued investments in new products and technologies.
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
Selling, General and Administrative

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$287,992	$241,046	$192,866
Percent of total revenue	11.6%	9.4%	11.7%
     Fiscal year 2008 SG&A expenses included approximately $15 million of SEZ SG&A expenses. The increase in SG&A expenses during fiscal year 2008 compared with the prior year was driven by increases of approximately $24 million in salary and benefit costs for planned increases in headcount, including SEZ since March 11, 2008, and employee base compensation, $19 million in legal and accounting cost incurred as a result of the voluntary stock option review, and $3 million in equity-based compensation partially offset by a decrease of $5 million in incentive-based compensation triggered by lower profit levels.
     The increase in SG&A expenses during fiscal year 2007 compared with the prior year was driven by increases of $20 million in incentive-based compensation triggered by higher profits and stock price, approximately $15 million in salary and benefit costs for planned increases in headcount and employee base compensation, and $5 million in equity-based compensation.
409A Expense
     As a result of the determinations from the voluntary independent stock option review, we considered the application of Section 409A of the Internal Revenue Code and similar provisions of state law to certain stock option grants where, under APB No. 25, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC, these options are subject to Section 409A and similar provisions of state law. Due to this, taxes and penalties are levied not on the intrinsic value increase, but on the entire stock option gain for exercised options. On March 30, 2008, our Board of Directors authorized us to assume the tax liability of certain employees, including our Chief Executive Officer and certain executive officers, with options subject to Section 409A and similar provisions of state law. The 409A liability totaled $50.2 million; $43.8 million was recorded in operating expenses and $6.4 million in cost of goods sold in our consolidated statements of operations for fiscal year 2008. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.
In Process Research and Development
     We incurred a charge of $2.1 million related to the required expensing of in process research and development following our acquisition of SEZ which is reported in operating expenses during fiscal year 2008. There remains no additional in process research and development on our balance sheet.
Restructuring and Asset Impairments
     During the June 2008 quarter we incurred expenses for restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of our combined clean product group (“June 2008 Plan”). These charges included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps.

     Prior to the end of the June 2008 quarter, we initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned.
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
     We recorded net restructuring charges and asset impairments during fiscal year 2008 of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $5.5 million, charges for the present value of remaining lease payments on vacated facilities of $0.9 million, and the write-off of related fixed assets of $1.9 million. We also recorded asset impairments related to initial product line integration road maps of $10.7 million. Of the total $19.0 million in charges, $12.6 million was recorded in cost of goods sold and $6.4 million was recorded in operating expenses in our fiscal year 2008 consolidated statement of operations.
     As a result of the fiscal year 2008 restructuring activities, we expect annual savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $25 million. These estimated savings from the June 2008 Plan’s discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances.
     Below is a table summarizing activity relating to the June 2008 Plan:

	Severance
	and		Abandoned
	Benefits	Facilities	Fixed Assets	Inventory	Total
			(in thousands)
June 2008 provision	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	$4,586	$899	$—	$—	$5,485

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2009. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2009.
Other Income (Expense), Net
     Other income (expense), net, consisted of the following:

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Interest income	$51,194	$71,666	$38,189
Interest expense	(12,674)	(17,817)	(677)
Foreign exchange gains (losses)	31,070	(1,512)	(1,458)
Debt issue cost amortization	—	—	(368)
Gain on sale of other investments	—	3,000	—
Charitable contributions	(908)	(1,500)	(1,000)
Favorable legal judgment	—	15,834	—
Other, net	(1,137)	(608)	336

	$67,545	$69,063	$35,022

     The decrease in interest income during fiscal year 2008 compared with the prior year is primarily due to decreases in our average balances of cash and cash equivalents, short-term investments, and restricted cash and investments throughout fiscal year 2008 and to a lesser extent, decreases in interest rate yields. The decrease in average balances was due to share repurchase activity of $1.1 billion during fiscal year 2007, of which $768.0 million was repurchased during the fourth quarter of fiscal year 2007, and the acquisition of SEZ in fiscal year 2008 in the amount of $482.6 million, net of cash acquired. The sequential increase in interest income during fiscal year 2007 compared to fiscal year 2006 was due to the combined effect of increased cash and cash equivalents, short-term securities, and restricted cash and investments balances as well as increases in interest rate yields.
     The decrease in interest expense during fiscal year 2008 as compared with the prior year was due to a $100 million repayment on our long-term debt during the December and March quarters of fiscal year 2007 and a decline in interest rates. The balance of our long-term debt and capital lease obligations as of June 29, 2008 was $306.3 million. The current portion of long-term debt and capital leases was $30.2 million as of June 29, 2008. Consolidated debt and capital lease obligations increased during fiscal year 2008 as a result of the SEZ acquisition. Debt and capital lease balances related to the SEZ acquisition were $56.3 million in total with $5.2 million representing the current portion as of June 29, 2008. The debt obligations consist of various bank loans and government grants supporting operating needs and capital leases reflect building lease obligations. The increase in interest expense during fiscal year 2007 as compared with fiscal year 2006 was due to the $350 million of long-term debt entered into by our wholly-owned subsidiary on June 16, 2006 to facilitate the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (AJCA). The balance of our long-term debt was $250 million as of June 24, 2007.
     Included in foreign exchange gains during fiscal year 2008 are gains associated with the acquisition of SEZ of $42.7 million relating primarily to the settlement of a hedge of the Swiss franc. These acquisition-related net foreign exchange gains were partially offset by other foreign exchange losses of approximately $11.2 million during fiscal year 2008 which were primarily due to our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Euro and Taiwan dollar resulting in the foreign exchange loss. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this 2008 Form 10-K under the heading “Our Future Success Depends on International Sales and Management of Global Operations.”
     In June 2007 we recognized a gain of $3.0 million related to the sale of a private equity investment.
     The favorable legal judgment of $15.8 million during fiscal year 2007 was obtained in a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of Lam Research during the quarter ended September 24, 2006.
Income Tax Expense
     Our annual income tax expense was $137.6 million, $161.9 million, and $104.6 million in fiscal years 2008, 2007, and 2006, respectively. Our effective tax rate for fiscal years 2008, 2007, and 2006 was 23.9%, 19.1%, and 23.8%, respectively. The increase in the effective tax rate in fiscal year 2008 is primarily due to the application of certain foreign tax rulings, a decrease in the proportion of income in low tax jurisdictions, as well as the expiration of the federal research tax credit which expired on December 31, 2007. The increase was partially offset by certain discrete events resulting in a net tax benefit of $11.6 million. These discrete events included favorable adjustments for previously estimated tax liabilities upon the filing of our U.S. and certain foreign income tax returns, and the reversal of tax reserves with respect to certain transfer pricing items now settled.
     The fiscal year 2007 effective tax rate was 19.1%, compared to the fiscal year 2006 effective tax rate of 23.8%, and reflects the increase in income in jurisdictions with a lower tax rate as well as certain discrete events resulting in a net tax benefit of $21.5 million. These discrete events included favorable adjustments for previously estimated tax liabilities upon the filing of our U.S. and certain foreign income tax returns, the reversal of tax reserves with respect to certain transfer pricing items now settled and an increased benefit related to the extension of the federal research credit as it pertains to our fiscal year 2006. These favorable adjustments were partially offset by an increase in tax expense related to the application of foreign tax rulings.
Deferred Income Taxes
     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our gross deferred tax assets, primarily comprised of reserves and accruals that are not currently deductible and tax credit carryforwards, were $173.0 million and $123.3 million at the end of fiscal years 2008 and 2007, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $53.1 million and $34.2 million at the end of fiscal years 2008 and 2007, respectively, and a valuation allowance of $3.4 million at the end of fiscal year 2008. There was no such valuation allowance at the end of fiscal year 2007.

     Deferred tax assets increased in fiscal year 2008 primarily due to the accrual related to the Section 409A employee liability and the deferred tax assets from the acquisition of SEZ. The increase in deferred tax liability in fiscal year 2008 was primarily due to the acquisition of SEZ.
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $3.4 million relates to deferred tax assets acquired in the SEZ acquisition. Any subsequently recognized tax benefits associated with valuation allowances recorded in the SEZ acquisition will be recorded as an adjustment to goodwill. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.
FIN 48
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of June 25, 2007. As a result of the adoption of FIN 48, we decreased the recorded liability for unrecognized tax benefits by approximately $26.2 million as well as reclassed approximately $64.4 million from current to non-current income taxes payable. The cumulative effect of adopting FIN 48 was a $17.6 million increase to our opening retained earnings in the first quarter of fiscal year 2008.
     We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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
     Standard costs are reassessed as needed but annually at a minimum, and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor utilization levels, methods of manufacturing, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our consolidated financial statements.
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
     Warranty : Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We offer standard warranties for our systems that run generally for a period of 12 months from system acceptance. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.
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
     We make quarterly assessments of the adequacy of our tax credit pool related to equity-based compensation to determine if there are any deficiencies that require recognition in our consolidated statements of operations. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under Accounting Principles Board No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS No. 123R.

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
     We provide for income taxes on the basis of annual estimated effective income tax rates. Our estimated effective income tax rate reflects our underlying profitability, the level of R&D spending, the regions where profits are recorded and the respective tax rates imposed. We carefully monitor these factors and adjust the effective income tax rate, if necessary. If actual results differ from estimates, we could be required to record an additional valuation allowance on deferred tax assets or adjust our effective income tax rate, which could have a material impact on our business, results of operations, and financial condition.
     The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition.
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.     We adopted FIN 48 in the first quarter of 2008. See Note 15: “Income Taxes” in the Notes to Consolidated Financial Statements of this 2008 Form 10-K for further discussion.
     We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.
     We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.
     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
     We review goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, we perform the impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by corporate headquarters. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.
     The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.
     The value assigned to intangible assets is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the asset to its realizable value.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2 delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. We will adopt the delayed portions of SFAS No. 157 during fiscal year 2010, while all other portions of the standard will be adopted during fiscal year 2009, as required. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. Our financial assets and liabilities impacted by SFAS No. 157 relate primarily to derivatives, short-term investments and restricted investments balances. We do not believe there will be any material impact on our financial position, results of operations and liquidity as a result of adopting the provisions of SFAS No. 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We do not believe there will be any material impact on our financial position, results of operations and liquidity as a result of adopting the provisions of SFAS No. 159.
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
Liquidity and Capital Resources
     During fiscal year 2008 we grew our gross cash and cash equivalents, short-term investments, and restricted cash and investments balance to $1.2 billion compared with $1.0 billion at June 24, 2007. During fiscal year 2008, we generated $590.3 million in cash from operating activities. In addition, we acquired SEZ for $482.6 million, net of cash acquired, in an all cash transaction.
Cash Flows from Operating Activities
     Net cash provided by operating activities of $590.3 million during fiscal year 2008 consisted of (in millions):

Net income	$439.3
Non-cash charges:
Depreciation and amortization	54.7
Equity-based compensation	42.5
Net gain on settlement of call option	(33.8)
Restructuring charges, net	19.0
Net tax benefit on equity-based compensation plans	24.6
Deferred income taxes	(26.7)
Changes in operating asset accounts	74.0
Other	(3.3)

$590.3

     Significant changes in operating asset and liability accounts , net of amounts acquired from SEZ, included the following sources of cash: a decrease in accounts receivable of $99.9 million on lower business volumes, an increase in accrued expenses and other liabilities of $80.6 million that was primarily due to an increase in accrued compensation, including an accrual for the assumption of 409A liabilities of $50.2 million, and a decrease in inventories of $19.7 million on lower business volumes. These sources of cash were partially offset by decreases in deferred profit and accounts payable of $64.0 million and $40.1 million, respectively, on lower business volumes, and an increase in prepaid expenses and other assets of $22.0 million primarily due to an increase in income taxes receivable.
Cash Flows from Investing Activities
     Net cash used for investing activities during fiscal year 2008 was $495.8 million which was primarily due to our acquisition of SEZ for $482.6 million, net of cash acquired. In addition, our capital expenditures were $76.8 million and we purchased Swiss franc call options related to the acquisition of SEZ totaling $13.5 million. These expenditures were partially offset by net sales/maturities of investments of $18.8 million, proceeds from the settlement of the call options related to the SEZ acquisition of $47.3 million and the reclassification of restricted cash of $15.5 million.

Cash Flows from Financing Activities
     Net cash provided by financing activities during fiscal year 2008 was $65.8 million which was primarily due to $58.9 million of excess tax benefit on equity-based compensation plans representing the benefits of tax deductions in excess of the compensation cost recognized, $21.3 million from the issuance of our Common Stock related to employee equity-based plans, partially offset by $14.6 million in share repurchases related to shares withheld through net share settlements upon the vesting of restricted stock unit awards under our equity compensation plans.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 29, 2008 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures through at least the next 12 months.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table. The amounts in the table below exclude $109.5 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 15, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

				Long-term
	Operating	Capital	Purchase	Debt and
	Leases	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$12,594	$1,864	$142,651	$38,828	$195,937
1-3 years	18,533	5,936	49,311	248,337	322,117
3-5 years	12,661	4,516	31,727	13,195	62,099
Over 5 years	150,243	16,697	41,054	—	207,994

Total	$194,031	$29,013	$264,743	$300,360	$788,147

Operating Leases
     We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2016. Certain of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.
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
     We will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for our obligations under the Operating Leases. As of June 29, 2008, we had $129.2 million recorded as restricted cash and short-term investments in our consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
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
Capital Leases
     Capital leases reflect building lease obligations assumed from our acquisition of SEZ. The amounts in the table above include the interest portion of payment obligations.
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 29, 2008 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At June 29, 2008, vendor-owned inventories held at our locations and not reported as our inventory were $26.5 million.
Long-Term Debt
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
     Concurrent with the repayment of the LRI Credit Agreement noted above, on March 3, 2008, we, as borrower, entered into a Credit Agreement, dated as of March 3, 2008 (the “Credit Agreement”) with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Our wholly-owned domestic subsidiary entered into a guarantee for the obligations of the Company under the Credit Agreement. In connection with the Credit Agreement, the Company and its wholly-owned domestic subsidiary entered into certain collateral documents (collectively, the “Collateral Documents”) including certain Security Agreements, a Pledge Agreement and other Collateral Documents to secure our obligations under the Credit Agreement. The Collateral Documents encumber certain current and future accounts receivables, inventory, equipment and related assets.

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
     Consolidated debt obligations increased slightly as a result of the SEZ acquisition by $34.8 million of which $4.6 million represents the current portion of long-term debt and $30.2 million is classified as long-term debt on the consolidated balance sheet. The debt obligations consist of various bank loans and government grants supporting operating needs.
     Our total long-term debt of $284.8 million as of June 29, 2008 includes the $250.0 million discussed above and $34.8 million from SEZ. The current portion of long-term debt was $29.6 million as of June 29, 2008.
Guarantees
     We account for our guarantees in accordance with FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a company that is a guarantor to make specific disclosures about its obligations under certain guarantees that it has issued. FIN 45 also requires a company (the guarantor) to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee.
     We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of June 29, 2008, we have not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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
     The Company offers standard warranties on its systems that run generally for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investments
     We maintain an investment portfolio of various holdings, types, and maturities. As of June 29, 2008, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.
Fixed Income Securities
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and variable rate long-term debt. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The following table presents the hypothetical fair values of fixed income securities as a result of selected potential market decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 29,2008 are as follows:

	Valuation of Securities Given an Interest Rate			Fair Value as of	Valuation of Securities Given an Interest
	Decrease of X Basis Points			June 29, 2008	Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$150,712	$149,525	$148,341	$147,157	$145,974	$144,790	$143,605
U.S. Treasury and Agencies	40,064	39,841	39,617	39,393	39,169	38,945	38,721
Government-Sponsored Enterprises	21,744	21,539	21,333	21,127	20,921	20,715	20,509
Bank and Corporate Notes	263,750	262,929	262,108	261,288	260,467	259,646	258,825

Total	$476,270	$473,834	$471,399	$468,965	$466,531	$464,096	$461,660

     We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.
Publicly Traded Equity Securities and Equity Mutual Funds
     The values of our equity investments in publicly traded equity securities and equity mutual funds are subject to equity price risk. The following table presents the hypothetical fair values of our publicly traded equity security and equity mutual funds as a result of selected potential decreases and increases in the price of each equity security in the portfolio. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 15%, 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 29, 2008 are as follows:

	Valuation of Securities Given an X% Decrease in Stock			Fair Value as of	Valuation of Securities Given an X%
	Price			June 29, 2008	Increase in Stock Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Equity Mutual Funds	$2,481	$2,812	$2,977	$3,306	$3,637	$3,802	$4,133

Publicly Traded Equity Securities	$2,542	$2,881	$3,050	$3,389	$3,728	$3,897	$4,236

Foreign Currency Derivatives
     We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars except for certain of our revenues that are denominated in Japanese yen, certain revenues and expenses denominated in the Euro, certain of our spares and service contracts which are denominated in various currencies, and expenses related to our non-U.S. sales and support offices which are denominated in these countries’ local currency. We currently enter into foreign currency forward contracts to minimize the short-term impact of the exchange rate fluctuations on Japanese yen-denominated net assets and forecasted Japanese yen-denominated revenue and also on U.S. dollar-denominated assets where the Euro is the functional currency. We currently believe these are our primary exposures to currency rate fluctuation. To protect against the reduction in value of forecasted Japanese yen-denominated revenues, we enter into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange rate contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen-denominated net receivable balances against the U.S. dollar and U.S. dollar-denominated net receivable balances against the Euro. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.
     The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges as of June 29, 2008 is shown in the table below. This table also shows the change in fair value of these balance sheet hedges assuming a hypothetical foreign currency exchange rate movement of +/- 10 percent and +/- 15 percent. These changes in fair values would be offset in other income and expense by corresponding change in fair values of the foreign currency denominated intercompany and trade receivables assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Unrealized
		Gain/(Loss) as of	FX Contract Change in Fair Value Given an X% Increase (+)
	Notional Amount	June 29, 2008	/ Decrease (-) in Each FX Rate
			+/-	10%	+/-	15%
	(in millions)
Balance sheet hedge forward contracts sold	$80.1	$(0.8)	+/-	$7.4	+/-	$11.2

The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges as of June 29, 2008 is shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of +/- 10 percent and +/- 15 percent.

		Unrealized	FX Contract Change in Fair Value Given an X% Increase (+)
	Notional Amount	Gain/(Loss) as of	/ Decrease (-) in Each FX Rate
			+/-	10%	+/-	15%
	(in millions)
Cash flow hedge forward contracts sold	$107.7	$5.9	+/-	$10.8	+/-	$16.2
Long-Term Debt
     Our long-term debt consists of $250 million in a non-revolving term loan with the following repayment terms: (a) $12.5 million of the principal amount due on each of (i) September 30, 2008, (ii) March 31, 2009 and (iii) September 30, 2009 and (b) the payment of the remaining principal amount on March 6, 2010. The outstanding principal amount bears interest at LIBOR plus 0.75% per annum or, alternatively, at the Agent’s “prime rate.” We may prepay the loan under the Credit Agreement in whole or in part at any time without penalty. At any time a sharp increase in interest rates could have a material adverse effect on interest expense and a material favorable effect on interest expense with a sharp decline in interest rates.
     A hypothetical change in interest rates on our variable rate long-term debt of 50 basis points would result in a change in interest expense of approximately $1.3 million per fiscal year.
     In addition, our long-term debt includes $3.8 million of variable rate debt based on local LIBOR rates plus a spread of 0.50% and is subject to adverse as well as beneficial changes in interest expense due to fluctuation in interest rates.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business.
Changes in Internal Control over Financial Reporting
     SEZ Acquisition. As a result of our acquisition of SEZ during the quarter ended March 30, 2008, our internal control over financial reporting now includes the controls of SEZ.
     Except as disclosed above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 29, 2008 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from SEZ, which was acquired on March 11, 2008. As allowed pursuant to guidance from the Securities and Exchange Commission, the evaluation of internal control over financial reporting of SEZ may be excluded. As of and for the year ended June 29, 2008 total assets and revenue of SEZ represented 27% (including goodwill and intangible assets) and 2% (from the March 11, 2008 acquisition date) of consolidated total assets and revenue, respectively.
     Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2008 Form 10-K.
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
Item 9B. Other Information
     None.

PART III
     We have omitted from the Report certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders to be held November 6, 2008 (the “Proxy Statement”), and certain information included therein is incorporated by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Registrant’s Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I of this Form 10-K under the caption “Executive Officers of the Company”, which information is incorporated herein by this reference.
Item 10. Directors, Executive Officers, and Corporate Governance
     The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Proposal No. 1 — Election of Directors.”
     The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the heading “Corporate Governance.”
     The information concerning compliance by officers, directors and 10% shareholders of us with Section 16 of the Exchange Act required by this Item is incorporated by reference to our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Proposal No. 1 — Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Certain Relationships and Related Transactions.”
Item 14. Principal Accounting Fees and Services
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
(c) The list of Exhibits follows page 81 of this 2008 Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 29,	June 24,
	2008	2007
ASSETS
Cash and cash equivalents	$732,537	$573,967
Short-term investments	326,199	96,724
Accounts receivable, less allowance for doubtful accounts of $4,102 as of June 29, 2008 and $3,851 as of June 24, 2007	412,356	410,013
Inventories	282,218	235,431
Deferred income taxes	96,748	61,727
Prepaid expenses and other current assets	67,649	38,499

Total current assets	1,917,707	1,416,361
Property and equipment, net	235,735	113,725
Restricted cash and investments	146,072	360,038
Deferred income taxes	19,793	27,414
Goodwill	281,298	59,741
Intangible assets, net	121,889	70,909
Other assets	84,261	53,417

Total assets	$2,806,755	$2,101,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$89,158	$117,617
Accrued expenses and other current liabilities	390,062	364,296
Deferred profit	128,250	190,885
Current portion of long-term debt and capital leases	30,209	—

Total current liabilities	637,679	672,798
Long-term debt and capital leases	276,121	250,000
Income taxes payable	85,611	—
Other long-term liabilities	23,400	2,487

Total liabilities	1,022,811	925,285

Minority interests	5,347	—

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 125,187 shares at June 29, 2008 and 123,535 shares at June 24, 2007	125	124
Additional paid-in capital	1,332,159	1,194,215
Treasury stock, at cost, 34,220 shares at June 29, 2008 and 34,168 shares at June 24, 2007	(1,490,701)	(1,483,169)
Accumulated other comprehensive income (loss)	10,620	(4,302)
Retained earnings	1,926,394	1,469,452

Total stockholders’ equity	1,778,597	1,176,320

Total liabilities and stockholders’ equity	$2,806,755	$2,101,605

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	YEAR ENDED
	June 29,	June 24,	June 25,
	2008	2007	2006
Total revenue	$2,474,911	$2,566,576	$1,642,171
Cost of goods sold	1,282,494	1,261,522	815,159
Cost of goods sold — restructuring and asset impairments	12,610	—	—
Cost of goods sold - 409A expense	6,401	—	—

Total costs of goods sold	1,301,505	1,261,522	815,159

Gross margin	1,173,406	1,305,054	827,012
Research and development	323,759	285,348	229,378
Selling, general and administrative	287,992	241,046	192,866
409A expense	43,784	—	—
Restructuring and asset impairments	6,366	—	—
In-process research and development	2,074	—	—

Total operating expenses	663,975	526,394	422,244

Operating income	509,431	778,660	404,768
Other income (expense), net:
Interest income	51,194	71,666	38,189
Interest expense	(12,674)	(17,817)	(677)
Foreign exchange gains (losses)	31,070	(1,512)	(1,458)
Favorable legal judgment	—	15,834	—
Other, net	(2,045)	892	(1,032)

Income before income taxes	576,976	847,723	439,790
Income tax expense	137,627	161,907	104,580

Net income	$439,349	$685,816	$335,210

Net income per share:
Basic net income per share	$3.52	$4.94	$2.42

Diluted net income per share	$3.47	$4.85	$2.33

Number of shares used in per share calculations:
Basic	124,647	138,714	138,581

Diluted	126,504	141,524	143,759

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED
	June 29,	June 24,	June 25,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439,349	$685,816	$335,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,704	38,097	22,000
Deferred income taxes	(26,661)	17,055	37,222
Restructuring charges, net	18,976	—	—
Equity-based compensation expense	42,516	35,554	23,993
Income tax benefit on equity-based compensation plans	83,472	62,437	17,338
Excess tax benefit on equity-based compensation plans	(58,904)	(44,990)	(11,110)
Net gain on settlement of call option	(33,839)	—	—
Other, net	(3,319)	625	2,357
Changes in operating asset accounts:
Accounts receivable, net of allowance	99,887	(513)	(178,542)
Inventories	19,684	(56,336)	(59,038)
Prepaid expenses and other assets	(21,972)	(19,180)	(9,270)
Trade accounts payable	(40,125)	9,055	48,341
Deferred profit	(64,007)	51,112	50,675
Accrued expenses and other liabilities	80,558	44,827	88,206

Net cash provided by operating activities	590,319	823,559	367,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(76,803)	(59,968)	(42,080)
Acquisitions of businesses, net of cash acquired	(482,574)	(181,108)	—
Sales of other investments	—	3,000	—
Purchases of available-for-sale securities	(310,873)	(1,058,081)	(129,464)
Sales and maturities of available-for-sale securities	329,695	1,103,311	312,252
Purchase of call option	(13,506)	—	—
Proceeds from settlement of call option	47,345	—	—
Purchase of other investments	(4,560)	—	—
Transfer of restricted cash and investments	15,471	110,000	(385,000)

Net cash used for investing activities	(495,805)	(82,846)	(244,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(251,714)	(100,171)	(112)
Net proceeds from issuance of long-term debt	251,915	—	349,632
Excess tax benefit on equity-based compensation plans	58,904	44,990	11,110
Treasury stock purchases	(14,552)	(1,083,745)	(251,211)
Reissuances of treasury stock	8,563	18,123	15,171
Proceeds from issuance of common stock	12,694	42,468	179,400

Net cash provided by / (used for) financing activities	65,810	(1,078,335)	303,990

Effect of exchange rate changes on cash	(1,754)	774	1,485
Net increase (decrease) in cash and cash equivalents	158,570	(336,848)	428,565
Cash and cash equivalents at beginning of year	573,967	910,815	482,250

Cash and cash equivalents at end of year	$732,537	$573,967	$910,815

Schedule of noncash transactions
Acquisition of leased equipment	$—	$—	$1,088

Supplemental disclosures:
Cash payments for interest	$10,900	$17,700	$531

Cash payments for income taxes	$74,243	$53,508	$11,873

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					DEFERRED	ACCUMULATED
	COMMON		ADDITIONAL		STOCK-	OTHER
	STOCK	COMMON	PAID-IN	TREASURY	BASED	COMPREHENSIVE	RETAINED
	SHARES	STOCK	CAPITAL,	STOCK	COMPENSATION	INCOME (LOSS)	EARNINGS	TOTAL
Balance at June 26, 2005	137,313	$137	$833,723	$(186,064)	$(2,593)	$(10,789)	$454,865	$1,089,279

Sale of common stock	9,914	10	179,390	—	—	—	—	179,400
Purchase of treasury stock	(6,979)	(6)		(251,205)	—	—	—	(251,211)
Income tax benefit on equity-based compensation plans	—	—	17,338	—	—	—	—	17,338
Reissuance of treasury stock	658	1	—	20,822	—	—	(5,652)	15,171
Equity-based compensation expense	—	—	23,993	—	—	—	—	23,993
Deferred compensation adjustment	—	—	(2,593)	—	2,593	—	—	—
Exercise of warrant	879	—	—	—	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	—	—	—	335,210	335,210
Foreign currency translation adjustment	—	—	—	—	—	2,061	—	2,061
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	6,200	—	6,200
Unrealized loss on financial instruments, net	—	—	—	—	—	(916)	—	(916)
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(7,761)	—	(7,761)

Total comprehensive income								334,794

Balance at June 25, 2006	141,785	$142	$1,051,851	$(416,447)	$—	$(11,205)	$784,423	$1,408,764

Sale of common stock	2,388	2	42,466	—	—	—	—	42,468
Purchase of treasury stock	(21,202)	(21)	—	(1,083,724)	—	—	—	(1,083,745)
Income tax benefit on equity-based compensation plans	—	—	62,437	—	—	—	—	62,437
Reissuance of treasury stock	564	1	1,907	17,002	—	—	(787)	18,123
Equity-based compensation expense	—	—	35,554	—	—	—	—	35,554
Components of comprehensive income:
Net income	—	—	—	—	—	—	685,816	685,816
Foreign currency translation adjustment	—	—	—	—	—	1,755	—	1,755
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	5,355	—	5,355
Unrealized gain on financial instruments, net	—	—	—	—	—	82	—	82
Less: reclassification adjustment for losses included in earnings	—	—	—	—	—	505	—	505

Total comprehensive income	—	—	—	—	—	—	—	693,513
Adjustment to initially apply SFAS No. 158	—	—	—	—	—	(794)	—	(794)

Balance at June 24, 2007	123,535	$124	$1,194,215	$(1,483,169)	$—	$(4,302)	$1,469,452	$1,176,320

Sale of common stock	1,703	1	12,695	—	—	—	—	12,696
Purchase of treasury stock	(287)	—	—	(14,552)	—	—	—	(14,552)
Tender offer	—	—	(2,282)	—	—	—	—	(2,282)
Income tax benefit on equity-based compensation plans	—	—	74,865	—	—	—	—	74,865
Reissuance of treasury stock	236	—	1,543	7,020	—	—	—	8,563
Equity-based compensation expense	—	—	42,516	—	—	—	—	42,516
Adoption of FIN 48	—	—	8,607	—	—	—	17,593	26,200
Components of comprehensive income:
Net income	—	—	—	—	—	—	439,349	439,349
Foreign currency translation adjustment	—	—	—	—	—	12,557	—	12,557
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	—	398	—	398
Unrealized gain on financial instruments, net	—	—	—	—	—	2,787	—	2,787
Less: reclassification adjustment for gains included in earnings	—	—	—	—	—	(461)	—	(461)
SFAS No. 158 adjustment						(359)		(359)

Total comprehensive income	—	—	—	—	—	—	—	454,271

Balance at June 29, 2008	125,187	$125	$1,332,159	$(1,490,701)	$—	$10,620	$1,926,394	$1,778,597

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2008
Note 1: Company and Industry Information
     The Company designs, manufactures, markets, and services semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. The Company leverages its expertise in these areas to develop integrated processing solutions which typically benefit its customers through reduced cost, lower defect rates, enhanced yields, or faster processing time. The Company sells its products and services primarily to companies involved in the production of semiconductors in the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2008, 2007, and 2006 may not necessarily be indicative of future operating results.
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
     Revenue Recognition: The Company recognizes all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and the Company has completed its system installation obligations, received customer acceptance or is otherwise released from its installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue where it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from our customer acceptance obligations. Revenue from multiple-element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.
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
     Standard costs are reassessed as needed, but annually at a minimum, and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor utilization levels, methods of manufacturing, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from the Company’s consolidated financial statements.

     Management evaluates the need to record adjustments for impairment of inventory at least quarterly. The Company’s policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value if less than cost. Inherent in the estimates of market value are management’s forecasts related to its future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses, and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.
     The Company records shipping and handling costs in cost of goods sold in its consolidated statements of operations.
     Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company offers standard warranties for its systems that run generally for a period of 12 months from system acceptance. When appropriate, the Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.
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
     Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: The Company accounts for its employee stock purchase plan (“ESPP”) and stock plans under the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity- based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R.
     The Company makes quarterly assessments of the adequacy of its tax credit pool related to equity-based compensation to determine if there are any deficiencies that require recognition in its consolidated statements of operations. As a result of the adoption of SFAS No. 123R, the Company will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in-capital. The Company has also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under Accounting Principles Board No. 25 for income tax footnote disclosure purposes. The Company will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS No. 123R.
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
     The Company calculates its current and deferred tax provision based on estimates and assumptions that can differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified.

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
     The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws. The Company’s estimate for the potential outcome of any uncertain tax issue is highly judgmental. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial condition.
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 in the first quarter of 2008. See Note 15: “Income Taxes” in the Notes to Consolidated Financial Statements of this 2008 Form 10-K for further discussion.
     The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.
     The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The Company believes that it will ultimately recover a substantial majority of the deferred tax assets recorded on its consolidated balance sheets. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company’s tax provision would increase in the period in which it determined that the recovery was not probable.
     In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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
     The Company reviews goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the impairment test of goodwill at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to its various reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by corporate headquarters. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

     The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of the Company’s annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of that reporting unit. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its plans and estimates it is using to manage the underlying businesses, there is significant exercise of judgment involved in determining the cash flows attributable to a reporting unit over its estimated remaining useful life. In addition, the Company makes certain judgments about allocating shared assets to the estimated balance sheets of its reporting units. The Company also considers the Company’s and its competitor’s market capitalization on the date it performs the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.
     The value assigned to intangible assets is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the asset to its realizable value.
     Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 29, 2008 and included 53 weeks. The fiscal years ended June 24, 2007 and June 25, 2006 included 52 weeks. The Company’s next fiscal year, ending on June 28, 2009, will include 52 weeks.
     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
     Cash Equivalents and Short-Term Investments: All investments purchased with an original final maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss.) Unrealized losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. There was an impairment charge of approximately $1 million recorded in fiscal year 2008. There were no impairment charges recorded on the Company’s investment portfolio in fiscal years 2007 or 2006. The specific identification method is used to determine the realized gains and losses on investments.
     Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to eight years. Buildings are depreciated by the straight-line method over the estimated useful lives of the assets, generally twenty five to thirty three years. Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of capital leases is included with depreciation expense.
     Impairment of Long-Lived Assets(Excluding Goodwill) : The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
     Derivative Financial Instruments: The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The Company has a policy that allows the use of derivative financial instruments, specifically foreign currency forward exchange rate contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue transactions denominated in Japanese yen and other foreign currency denominated assets. The Company does not use derivatives for trading or speculative purposes.
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
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese yen-denominated net receivable balances against the U.S. dollar, U.S. dollar net receivable balances against the Euro, and Japanese net receivable balances against the Euro. Under SFAS No. 133 and SFAS No. 149, these forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.
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
     The Company does not believe that it is or was exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are established and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen and Euro), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.
     Guarantees: The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN No. 45). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN No. 45, (b) the guarantee is subject to FIN No. 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has recorded a liability for certain guaranteed residual values related to specific facility lease agreements. The Company has evaluated its remaining guarantees and has concluded that they are either not within the scope of FIN No. 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. Please see Note 14 for additional information on the Company’s guarantees.

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
Note 3: Recent Accounting Pronouncements
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2 delaying the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The Company will adopt the delayed portions of SFAS No. 157 during fiscal year 2010, while all other portions of the standard will be adopted during fiscal year 2009, as required. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including interim periods, for that fiscal year. The Company’s financial assets and liabilities impacted by SFAS No. 157 relate primarily to derivatives, short-term investments and restricted investments balances. The Company does not believe there will be any material impact on its financial position, results of operations and liquidity as a result of adopting the provisions of SFAS No. 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company does not believe there will be any material impact on our financial position, results of operations and liquidity as a result of adopting the provisions of SFAS No. 159.
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
     In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company currently assessing the impact of the adoption of FSP SFAS 142-3 on its results of operations and financial condition.
Note 4: Financial Instruments
     The Company’s primary financial instruments include its cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of long-term debt and capital lease obligations approximates its carrying value as the substantial majority of these obligations have interest rates which adjust to market rates on a periodic basis. The fair value of cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, and foreign currency related derivatives are based on quotes from brokers using market prices for similar instruments.
Investments
     Investments at June 29, 2008 and June 24, 2007 consist of the following:

	June 29, 2008				June 24, 2007
		Unrealized	Unrealized			Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value	Cost	Gain	(Loss)	Fair Value
Available for Sale:
Cash and Cash Equivalents:
Cash	$91,958	$—	$—	$91,958	$44,000	$—	$—	$44,000
Fixed Income Money Market Funds	538,819	—	—	538,819	529,967	—	—	529,967
Bank and Corporate Notes (Time Deposits)	101,760	—	—	101,760	—	—	—	—

Total Cash and Cash Equivalents	732,537	—	—	732,537	573,967	—	—	573,967

Short Term Investments and Restricted Cash and Investments:
Municipal Notes and Bonds	146,877	693	(413)	147,157	227,587	25	(884)	226,728
US Treasury & Agencies	39,317	147	(71)	39,393	2,990	—	(88)	2,902
Government-Sponsored Enterprises	21,078	133	(84)	21,127	21,518	2	(164)	21,356
Bank and Corporate Notes	261,440	530	(682)	261,288	206,746	43	(1,013)	205,776
Equity Mutual Funds	3,301	29	(24)	3,306	—	—	—	-

Total Short Term Investments and Restricted Cash and Investments	472,013	1,532	(1,274)	472,271	458,841	70	(2,149)	456,762

Total cash, cash equivalents, short-term investments, and restricted cash and investments	$1,204,550	$1,532	$(1,274)	$1,204,808	$1,032,808	$70	$(2,149)	$1,030,729

Long Term Investments:
Publicly traded equity securities	$4,827	$—	$(1,438)	$3,389	$—	$—	$—	$—

     The Company accounts for its investment portfolio at fair value. Realized gains and (losses) from investments sold were approximately $3.3 million and $(1.3) million in fiscal year 2008 and approximately $0.5 million and $(1.3) million in fiscal year 2007, respectively. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value.
     The Company’s available-for-sale securities which are invested in taxable financial instruments must have a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch and available-for-sale securities which are invested in tax-exempt financial instruments must have a minimum rating of A2 / A, as rated by any one of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch.

     The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities is as follows:

	June 29, 2008		June 24, 2007
				Estimated
	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Due in less than one year	$893,749	$894,096	$698,892	$698,681
Due in more than one year	215,542	215,448	289,816	288,048
No single maturity date	3,301	3,306	—	—

	$1,112,592	$1,112,850	$988,808	$986,729

     Management has the ability and intent, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.
Derivatives
     The fair value of the Company’s foreign currency forward contracts is estimated based upon the current market exchange rates at June 29, 2008 and June 24, 2007, respectively.
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese yen-denominated net receivable balances against the U.S. dollar, U.S. dollar net receivable balances against the Euro, and Japanese yen-denominated net receivable balances against the Euro. The Company’s derivative financial instruments were recorded at fair value in the consolidated financial statements as follows: (in millions)

	June 29, 2008		June 24, 2007
	Notional Amount	Fair Value	Notional Amount	Fair Value
Japanese yen forward contracts designated as cash flow hedges	$107.7	$5.9	$77.6	$3.7
Japanese yen forward contracts designated as balance sheet hedges	$64.3	$(1.0)	$30.2	$0.1
U.S. dollar forward contracts designated as balance sheet hedges	$15.9	$0.2	$—	$—
Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, restricted cash and investments, trade accounts receivable, and derivative financial instruments used in hedging activities.
     Cash is placed on deposit in major financial institutions in various countries throughout the world. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.
     As noted above, the Company’s available-for-sale securities which are invested in taxable financial instruments must have a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch and available-for-sale securities which are invested in tax-exempt financial instruments must have a minimum rating of A2 / A, as rated by any one of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch and its policy limits the amount of credit exposure with any one financial institution or commercial issuer.
     The Company is exposed to credit losses in the event of non performance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not anticipate nonperformance by these counterparties
     As of June 29, 2008, one customer accounted for approximately 11% of accounts receivable. As of June 24, 2007 two customers accounted for approximately 10% and 14% of accounts receivable.
     Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings are performed on all new customers, and subsequent to credit application approval, the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.
Note 5: Derivative Financial Instruments and Hedging
     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The Company has a policy that allows the use of derivative financial instruments, specifically foreign currency forward exchange rate contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue transactions denominated in Japanese yen and other foreign currency denominated assets. The Company does not use derivatives for trading or speculative purposes.
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
     Each period, hedges are tested for effectiveness using regression testing. Changes in the fair value of currency forwards due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all periods. There were no gains or losses during the twelve months ended June 29, 2008 and June 24, 2007 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its investments in derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At June 29, 2008, the Company expects to reclassify the entire amount associated with the $5.9 million of gains as of June 29, 2008 accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.
     The Company also enters into foreign currency forward exchange rate contracts to hedge the gains and losses generated by the remeasurement of Japanese yen-denominated net receivable balances against the U.S. dollar, U.S. dollar net receivable balances against the Euro, and Japanese yen-denominated net receivable balances against the Euro. Under SFAS No. 133 and SFAS No. 149, these forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.
Note 6: Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. The acquisition of SEZ during the quarter ended March 30, 2008 resulted in $81 million in inventory on the date of acquisition. Inventories consist of the following:

	June 29,	June 24,
	2008	2007
	(in thousands)
Raw materials	$157,135	$122,530
Work-in-process	54,684	43,935
Finished goods	70,399	68,966

	$282,218	$235,431

Note 7: Property and Equipment
     The acquisition of SEZ during the quarter ended March 30, 2008 resulted in approximately $86 million of property and equipment. Property and equipment, net, consist of the following:

	June 29,	June 24,
	2008	2007
	(in thousands)
Manufacturing, engineering and office equipment	$258,050	$168,267
Computer equipment and software	73,237	66,919
Land	16,785	1,626
Buildings	45,474	9,051
Leasehold improvements	46,300	42,837
Furniture and fixtures	12,060	9,712

	451,906	298,412
Less: accumulated depreciation and amortization	(216,171)	(184,687)

	$235,735	$113,725

     Depreciation expense recognized during fiscal years 2008, 2007, and 2006 was $36.8 million, $28.3 million, and $21.7 million, respectively.
Note 8: Accrued Expenses and Other Current Liabilities
     The Company assumed approximately $36 million in accrued expenses and other current liabilities as a result of the acquisition of SEZ. Accrued expenses and other current liabilities consist of the following:

	June 29,	June 24,
	2008	2007
	(in thousands)
Accrued compensation	$225,227	$157,088
Warranty reserves	61,308	52,186
Income and other taxes payable	32,589	97,662
Other	70,938	57,360

	$390,062	$364,296

     As a result of the determinations from the voluntary independent stock option review, the Company considered the application of Section 409A of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law to certain stock option grants where, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the tax liability of certain employees, including the Company’s Chief Executive Officer and certain executive officers, with options subject to Section 409A. The assumed 409A liability incurred as of March 30, 2008 totaled $50.2 million and is included in accrued compensation in the table above. Of this amount, $43.8 million was recorded in operating expenses consisting of $22.1 million attributable to research and development expenses and $21.7 million associated with selling, general and administrative expenses, and $6.4 million in cost of goods sold in the Company’s consolidated statements of operations. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

Note 9: Other Income (Expense), Net
     The significant components of other income (expense), net, are as follows:

		Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Interest income	$51,194	$71,666	$38,189
Interest expense	(12,674)	(17,817)	(677)
Foreign exchange gains (losses)	31,070	(1,512)	(1,458)
Debt issue cost amortization	—	—	(368)
Gain on sale of other investments	—	3,000	—
Charitable contributions	(908)	(1,500)	(1,000)
Favorable legal judgment	—	15,834	—
Other, net	(1,137)	(608)	336

	$67,545	$69,063	$35,022

     Included in foreign exchange gains during the year ended June 29, 2008 are gains associated with the acquisition of SEZ of $42.7 million relating primarily to the settlement of a hedge of the Swiss franc associated with the acquisition of SEZ. The legal judgment of $15.8 million was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers. The Supreme Court of California denied review of lower and appellate court judgments in favor of the Company during the quarter ended September 24, 2006.
Note 10: Net Income Per Share
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

		Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands, except per share data)
Numerator:
Net income	$439,349	$685,816	$335,210

Denominator:

Basic average shares outstanding	124,647	138,714	138,581
Effect of potential dilutive securities:
Employee stock plans	1,857	2,810	5,178

Diluted average shares outstanding	126,504	141,524	143,759

Net income per share — Basic	$3.52	$4.94	$2.42

Net income per share — Diluted	$3.47	$4.85	$2.33

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

		Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Number of potential dilutive securities excluded	250	567	307

Note 11: Comprehensive Income
     The components of comprehensive income are as follows:

		Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Net income	$439,349	$685,816	$335,210
Foreign currency translation adjustment	12,557	1,755	2,061
Unrealized gain (loss) on fair value of derivative financial instruments, net	398	5,355	6,200
Unrealized gain (loss) on financial instruments, net	2,787	82	(916)
Reclassification adjustment for loss (gain) included in earnings	(461)	505	(7,761)
SFAS No. 158 adjustment	(359)	—	—

Comprehensive income	$454,271	$693,513	$334,794

     The balance of accumulated other comprehensive income (loss) is as follows:

	June 29,	June 24,
	2008	2007
	(in thousands)
Accumulated foreign currency translation adjustment	$6,612	$(5,945)
Accumulated unrealized gain on derivative financial instruments	5,895	3,694
Accumulated unrealized loss on financial instruments	(734)	(1,257)
SFAS No. 158 adjustment	(1,153)	(794)

Accumulated other comprehensive gain (loss)	$10,620	$(4,302)

Note 12: Equity-Based Compensation Plans
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

		Options Outstanding		Restricted Stock Units
			Weighted-		Weighted-
	Available	Number of	Average	Number of	Average
	For Grant	Shares	Exercise Price	Shares	FMV at Grant
June 26, 2005	11,018,955	15,629,702	$18.91	71,946	22.10
Granted	(1,053,584)	—	$—	1,053,584	33.90
Exercised		(9,890,026)	$18.16
Canceled	263,696	(211,738)	$24.37	(51,958)	29.07
Expired	(281,670)
Vested restricted stock				(28,060)	22.97

June 25, 2006	9,947,397	5,527,938	$20.04	1,045,512	33.60
Additional amount authorized	15,000,000
Granted	(1,091,897)	—	$—	1,091,897	50.39
Exercised	—	(2,179,367)	$19.57
Canceled	148,837	(63,431)	$19.34	(85,406)	40.52
Expired	(4,500)
Vested restricted stock		—	$—	(208,328)	34.51

June 24, 2007	23,999,837	3,285,140	$20.37	1,843,675	43.14
Granted	(960,157)	—	$—	960,157	$43.41
Exercised	—	(663,681)	$19.13
Canceled	84,124	(14,765)	$23.23	(69,359)	$47.97
Expired	(7,283,998)
Vested restricted stock		—	$—	(1,038,249)	$37.56

June 29, 2008	15,839,806	2,606,694	$21.60	1,696,224	46.51

     Outstanding and exercisable options presented by price range at June 29, 2008 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number of	Remaining	Average	Number of	Average
Exercise	Options	Life	Exercise	Options	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$6.33-6.33	240,268	0.52	$6.33	240,268	$6.33
6.96-9.67	161,124	1.17	$9.23	161,124	$9.23
10.81-18.46	367,949	1.97	$14.09	366,383	$14.09
18.58-21.93	107,263	2.71	$20.85	95,788	$20.75
22.05-22.07	127,622	0.68	$22.05	127,622	$22.05
22.24-25.66	1,072,343	1.24	$25.19	1,058,068	$25.21
25.90-28.04	345,660	1.97	$26.74	339,685	$26.76
28.12-50.46	176,640	3.91	$36.19	176,640	$36.19
51.50-51.50	7,000	1.70	$51.50	7,000	$51.50
53.00-53.00	825	1.74	$53.00	825	$53.00

$6.33-53.00	2,606,694	1.59	$21.60	2,573,403	$21.58

     The Company awarded a total of 960,157 and 1,091,897 restricted stock units during fiscal years 2008 and 2007, respectively. Certain of the unvested restricted stock units at June 29, 2008 contain Company-specific performance targets. As of June 29, 2008, 1,696,224 restricted stock units remain subject to vesting requirements.
     The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of June 29, 2008 there were a total of 4,302,918 shares subject to options and restricted stock units issued and outstanding under the Company’s Stock Plans. As of June 29, 2008, there were a total of 15,839,806 shares available for future issuance under the 1999 and 2007 Plans (the “Plans”) of which 13,139,227 are available from the 2007 Stock Incentive Plan.
     The ESPP allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. In fiscal year 2004, the Company’s stockholders approved an amendment to the 1999 ESPP to (i) each year automatically increase the number of shares available for issuance under the plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company will redeem in public market and private purchases for such purpose and (ii) to authorize the Plan Administrator (the “Compensation Committee of the Board”) to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. The automatic annual increase provides that the number of shares in the plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company redeems, in public-market or private purchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of Common Stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal years 2008, 2007 and 2006, the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.9 million shares, 2.0 million shares, and 2.0 million shares, respectively, subject to repurchase of an equal number of shares in public market or private purchases.
     During fiscal year 2008, 235,901 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 10,480,846 shares of the Company’s Common Stock have been issued under the 1999 ESPP through June 24, 2007, at prices ranging from $4.11 to $46.25 per share. At June 29, 2008, 6,384,303 shares were available for purchase under the 1999 ESPP.
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which the Company adopted as of June 27, 2005 using the modified prospective method. The Company recognized equity-based compensation expense of $42.5 million during fiscal year 2008, $35.6 million during fiscal year 2007 and $24.0 million during fiscal year 2006. The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $7.0 million during fiscal year 2008, $5.8 million during fiscal year 2007, and $5.2 million during fiscal year 2006. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
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
     The year -end intrinsic value relating to stock options for fiscal years 2008 and 2007 is presented below:

		Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(millions)
Intrinsic value — options outstanding	$41.20	$107.50	$127.30
Intrinsic value — options exercisable	$40.74	$102.00	$105.60
Intrinsic value — options exercised	$22.18	$69.00	$224.00

     As of June 29, 2008, there was less than $0.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining vesting period of 0.3 years. Cash received from stock option exercises was $12.7 million, $42.5 million, and $179.4 million during fiscal years 2008, 2007, and 2006, respectively.
Restricted Stock Units
     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 29, 2008, there was $49.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining vesting period of 0.8 years.
ESPP
     ESPP awards were valued using the Black-Scholes model. ESPP awards for offering periods subsequent to the adoption of SFAS No. 123R were valued using the Black-Scholes model with expected volatility calculated using implied volatility. Prior to the adoption of SFAS No. 123R, the Company used historical volatility in deriving its expected volatility assumption. The Company determined, for purposes of valuing ESPP awards, that implied volatility provides a more accurate reflection of market conditions and is a better indicator of expected volatility than historical volatility. During fiscal years 2008 and 2007 ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
Expected life (years)	0.82	0.68	0.68
Expected stock price volatility	42.6%	44.5%	34.5%
Risk-free interest rate	2.0%	5.0%	3.4%
     As of June 29, 2008, there was $7.8 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of 10 months.
Note 13: Profit Sharing and Benefit Plans
     Profit sharing is awarded to certain employees based upon performance against specific corporate financial and operating goals. Distributions to employees by the Company are based upon a percentage of earned compensation, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $93.1 million, $102.0 million, and $70.8 million during fiscal years 2008, 2007, and 2006, respectively.
     The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Commencing September 1, 2006, each participant in the plan may elect to contribute from 2% to 75% of his or her annual salary to the plan, subject to statutory limitations. Prior to September 1, 2006, the contribution range was from 2% to 20%. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are directed by participants. The Company made matching contributions of approximately $5.0 million, $4.4 million, and $3.5 million in fiscal years 2008, 2007, and 2006, respectively.

Note 14: Commitments
     The Company has certain obligations to make future payments under various contracts, some of which are recorded on its balance sheet and some of which are not. Obligations are recorded on the Company’s balance sheet in accordance with U.S. generally accepted accounting principles and include its long-term debt which is outlined in the following table and discussed below. The Company’s off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. The Company’s contractual cash obligations and commitments relating to these agreements, and its guarantees are included in the following table. The amounts in the table below exclude $109.5 million of liabilities under FIN 48 as the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 15, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.
Capital Leases
     Capital leases reflect building lease obligations assumed from the Company’s acquisition of SEZ. The amounts in the table below include the interest portion of payment obligations.
Long-Term Debt
     Consolidated debt obligations increased as a result of the SEZ acquisition. Debt balances related to the SEZ acquisition were $34.8 million. $4.6 million represents the current portion of long-term debt and $30.2 million is classified as long-term debt on the consolidated balance sheet. The debt obligations consist of various bank loans and government grants supporting operating needs.
     On June 16, 2006, the Company’s wholly-owned subsidiary, LRI, as borrower, entered into the LRI Credit Agreement. In connection with the LRI Credit Agreement, the Company entered into the Guarantee Agreement guaranteeing the obligations of LRI under the LRI Credit Agreement. The outstanding balance on the loan was repaid in full and the Guarantee Agreement was also terminated during the quarter ended March 30, 2008.
     On March 3, 2008, the Company, as borrower, entered into the Credit Agreement with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Bullen Semiconductor Corporation entered into the Bullen Guarantee to guarantee the obligations of the Company under the Credit Agreement. In connection with the Credit Agreement, the Company and Bullen entered into the Collateral Documents including the Security Agreement, the Bullen Security Agreement, the Pledge Agreement and other Collateral Documents to secure its obligations under the Credit Agreement. The Collateral Documents encumber current and future accounts receivables, inventory, equipment and related assets of the Company and Bullen, as well as 100% of the Company’s ownership interest in Bullen and 65% of the Company’s ownership interest in Lam Research International BV, a wholly-owned subsidiary of the Company. In addition, any future domestic subsidiaries of the Company will also enter into a similar guarantee and collateral documents to encumber the foregoing type of assets.
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
     As a condition to funding under the Credit Agreement, the outstanding balance ($250 million) under the LRI Credit Agreement was repaid in full and the Guarantee Agreement was also terminated. The Company’s obligations under the Guarantee Agreement were fully collateralized by cash and cash equivalents.
     The Company’s total long-term debt of $284.8 million as of June 29, 2008 includes the $250.0 million discussed above and $34.8 million from SEZ. The current portion of long-term debt was $29.6 million as of June 29, 2008.

     The Company’s contractual cash obligations relating to its existing capital leases and debt as of June 29, 2008 are as follows:

	Capital	Long-term
	Leases	Debt	Total
	(in thousands)
Payments due by period:
One year	$1,864	$29,601	$31,465
Two years	2,399	229,743	232,142
Three years	3,537	12,430	15,967
Four years	2,261	8,674	10,935
Five years	2,255	4,381	6,636
Over 5 years	16,697	—	16,697

Total	29,013	284,829	313,842

Interest on capital leases	7,512

Current portion of long-term debt and capital leases	608	29,601	30,209

Long-term debt and capital leases	$20,893	$255,228	$276,121

Operating Leases
     The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through 2016. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with an option to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.
     The Company’s rental expense for the space occupied during fiscal years 2008, 2007, and 2006 aggregated approximately $11 million, $11 million, and $9 million, respectively. Included in the Operating Leases Over 5 years section of the table below is $141.8 million in guaranteed residual values for lease agreements relating to certain properties at the Company’s Fremont, California campus and properties in Livermore, California.
     On December 18, 2007, the Company entered into a series of two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. On December 21, 2007, the Company entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at its headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement. The Operating Leases (and associated documents for each Operating Lease) were entered into by the Company and BNP Paribas Leasing Corporation (“BNPPLC”).
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
     The Company will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $165.0 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for its obligations under the Operating Leases. As of June 29, 2008, the Company had $129.2 million recorded as restricted cash and short-term investments in its consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
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
     The Company’s contractual cash obligations with respect to operating leases as of June 29, 2008 are as follows:

Operating
Leases
Payments due by period:	(in thousands)
One year	$12,594
Two years	10,469
Three years	8,064
Four years	6,543
Five years	6,118
Over 5 years	150,243

Total	$194,031

Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains the Company’s minimum obligations at June 29, 2008 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in the Company’s storage locations and warehouses, are not reported as the Company’s inventory until title is transferred to the Company or its purchase obligation is determined. At June 29, 2008, vendor-owned inventories held at the Company’s locations and not reported as its inventory were $26.5 million.
     The Company’s contractual cash obligations and commitments relating to these agreements as of June 29, 2008 are as follows:

Purchase
Obligations
Payments due by period:	(in thousands)
Less than 1 year	$142,651
1-3 years	49,311
3-5 years	31,727
Over 5 years	41,054

Total	$264,743

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
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of June 29, 2008, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
     Please see the discussion above under “Operating Leases” regarding the guarantee on the Company’s operating lease under the Livermore and Fremont facilities.
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
     The Company offers standard warranties on its systems that run generally for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

     Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 29,	June 24,
	2008	2007
	(in thousands)
Balance at beginning of period	$52,186	$40,122
Warranties assumed upon acquisition of SEZ	21,059	—
Warranties issued during the period	52,923	62,868
Settlements made during the period	(58,095)	(45,233)
Expirations and change in liability for pre-existing warranties during the period	(6,765)	(5,571)

Balance at end of period	$61,308	$52,186

Note 15: Income Taxes
     The components of income before income taxes are as follows:

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
United States	$246,028	$351,319	$195,008
Foreign	330,948	496,404	244,782

	$576,976	$847,723	$439,790

     Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Federal:
Current	$116,788	$70,285	$43,735
Deferred	(18,635)	2,001	60,483

	$98,153	$72,286	$104,218

State:
Current	$5,603	$(73)	$(1,264)
Deferred	930	4,509	(3,922)

	$6,533	$4,436	$(5,186)

Foreign:
Current	$38,294	$75,344	$24,095
Deferred	(5,353)	9,841	(18,547)

	$32,941	$85,185	$5,548

	$137,627	$161,907	$104,580

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	June 29,	June 24,
	2008	2007
	(in thousands)
Deferred tax assets:
Tax benefit carryforwards	$40,543	$16,796
Accounting reserves and accruals deductible in different periods	87,932	56,661
Inventory valuation differences	18,561	11,238
Equity-based compensation	11,996	20,170
Capitalized R&D expenses	9,040	12,521
Other	5,007	5,913

Gross deferred tax assets	173,079	123,299
Valuation allowance	(3,407)	—

Net deferred tax assets	169,672	123,299

Deferred tax liabilities:
Intangibles — foreign	(13,835)	—
Temporary differences for capital assets — federal and state	(20,052)	(20,611)
State cumulative temporary differences	(16,607)	(12,605)
Amortization of goodwill	(2,637)	(942)

Gross deferred tax liabilities	(53,131)	(34,158)

	$116,541	$89,141

     Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with an exception of $3.4 million related to certain deferred tax assets acquired in the SEZ acquisition; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. Subsequently recognized tax benefits associated with valuation allowances recorded in SEZ acquisition will be recorded as an adjustment to goodwill.
     Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect the exercises in fiscal year 2008 and 2007. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the tax benefits reduce cash taxes payable, at which time the Company will credit equity.
     At June 29, 2008, the Company had federal and state tax credit carryforwards of approximately $82.6 million, of which approximately $22.7 million will expire in varying amounts between fiscal years 2016 and 2028. The remaining balance of $59.9 million of tax carryforwards may be carried forward indefinitely. The tax benefits relating to approximately $58.3 million of the tax credit carryforwards will be credited to equity when recognized, in accordance with SFAS No. 123R.
     At June 29, 2008, the Company had foreign net operating losses of approximately $92.6 million of which $39.9 million will expire in fiscal year 2012. The remaining balance of $52.7 million of tax carryforwards may be carried forward indefinitely.

     A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2008, 2007 and 2006) to actual income expense is as follows:

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Income tax expense computed at federal statutory rate	$201,942	$296,703	$153,925
State income taxes, net of federal tax	3,712	3,447	(6,349)
Foreign income taxes at different rates	(84,077)	(122,574)	(70,704)
Tax credits	(6,745)	(9,156)	(4,762)
Provision related to repatriation under American Jobs Creation Act	—	—	24,207
Equity-based compensation	10,717	6,195	4,028
Other, net	12,078	(12,708)	4,235

	$137,627	$161,907	$104,580

     As a result of an Advanced Pricing Agreement with certain foreign tax authorities, the Company reduced its recorded future unrecognized tax benefits by $12.3 million in the fourth quarter of fiscal year 2008.
     Effective from fiscal year 2003 through June 2013, the Company has negotiated a tax holiday on certain foreign earnings, which is conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $18.9 million for fiscal year 2008, $48.4 million in fiscal year 2007, and $72.0 million in fiscal year 2006. The benefit of the tax holiday on net income per share (diluted) was approximately $0.15 in fiscal year 2008, $0.34 in fiscal year 2007, and $0.50 in fiscal year 2006.
     Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $1.07 billion at June 29, 2008. These earnings, which reflect full provisions for foreign income taxes, are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. taxes of approximately $296 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.
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
     The Company has historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, we reclassified unrecognized tax benefits to long-term income taxes payable. Long-term income taxes payable include uncertain tax positions, reduced by the associated federal deduction for state taxes and non-U.S. tax credits, and may also include other long-term tax liabilities that are not uncertain but have not yet been paid. The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statements of operations did not change as a result of implementing the provisions of FIN 48.
     The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in millions)
Beginning balance as of June 25, 2007 (date of adoption)	$119.2
Settlements and effective settlements with tax authorities and related remeasurements	(11.7)
Lapse of statute of limitations	(0.7)
Increases in balances related to tax positions taken during prior periods	—
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	37.0

Balance as of June 29, 2008	$143.8

     During fiscal year 2008, the Company completed its unilateral advanced pricing agreement (“APA”) with certain foreign tax authorities. As a result of the APA, the Company reduced its balance of gross unrecognized tax benefits by approximately $11.7 million, of which $8.1 million relates to years prior to fiscal year 2008.
     If the remaining balance of $143.8 million of gross unrecognized tax benefits at June 29, 2008 were realized in a future period, it would result in a tax benefit of $101.8 million and a reduction of the effective tax rate. Approximately $11.3 million of gross unrecognized tax benefits are related to the SEZ pre-acquisition period and would result in an adjustment to goodwill of $0.5 million.
     The Company recognizes potential accrued interest related to unrecognized tax benefits as tax expense. As of the adoption date of FIN 48, the Company had accrued approximately $5.8 million for the payment of interest and penalties (net of tax benefit) relating to unrecognized tax benefits. As of June 29, 2008, the Company had accrued interest related to unrecognized tax benefits of $9.3 million (net of tax benefit). During fiscal year 2008, interest and penalties related to unrecognized tax benefits increased by $3.5 million, of which $1.2 million was recognized in the provision for income taxes. The remaining balance of approximately $2.3 million related to the SEZ acquisition and was recorded in goodwill.
     The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.
     The Company files U.S. federal, U.S. state, and foreign income tax returns. As of the year-ended June 29, 2008, fiscal years 2000-2007 remain subject to examination in the U.S., and fiscal years 2002-2007 remain subject to examination in various foreign jurisdictions.
Note 16: Acquisitions
SEZ
     During fiscal year 2008, the Company acquired approximately 99% of the outstanding shares of SEZ, a major supplier of single-wafer wet clean technology and products to the global semiconductor manufacturing industry. The acquisition was an all-cash transaction. The Company expects to take additional steps as necessary to acquire the SEZ shares that remain outstanding. The acquisition of these shares was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ. SEZ’s Spin-Process single-wafer technology forms part of a broad equipment solution portfolio for wafer cleaning and decontamination, a key process adjacent to etch.
     The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and all amounts were recorded at their estimated fair value. The consolidated financial statements include the operating results of SEZ from the acquisition date of March 11, 2008.

     The purchase price was preliminarily allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Cash consideration	$619,329
Transaction costs	11,115

$630,444

ASSETS
Cash and cash equivalents	$147,870
Short-term investments	$5,492
Accounts receivable	$103,794
Inventories	$80,336
Prepaid expenses and other current assets	$24,201
Property and equipment	$86,096
Restricted cash and investments	$40,038
Deferred income taxes	$739
Goodwill	$220,732
Intangible assets	$67,743
Other assets	$2,527

LIABILITIES
Accounts payable	$11,700
Accrued expenses and other accrued liabilities	$56,007
Long-term debt and capital leases	$55,088
Other long-term liabilities	$19,869

Minority interest	$6,460

$630,444

     The preliminary purchase price allocation for the acquisition was based upon an initial valuation and estimate of fair value. The purchase price allocation is not finalized and the Company’s estimates and assumptions are subject to change.
     The Company recorded a charge of $2.1 million during fiscal year 2008 for in process research and development related to the acquisition of SEZ. This amount is included in operating expenses in the Company’s consolidated statements of operations.
     Unaudited pro forma financial information is presented below as if the acquisition of SEZ occurred at the beginning of the fiscal periods presented below. The pro forma information presented below is not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had the acquisition in fact occurred at the beginning of fiscal years 2008, 2007, and 2006. The pro forma results below reflect certain adjustments to exclude one-time transaction costs incurred with the acquisition, to amortize intangible assets and to transition to an acceptance-based revenue recognition model with respect to the acquisition of SEZ.
     Pro forma results of operations are as follows:

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(unaudited)
	(in thousands, except per share data)
Pro forma revenue	$2,687,846	$2,907,129	$1,766,549
Pro forma net income	445,621	709,605	303,249
Pro forma basic earnings per share	$3.58	$5.12	$2.19
Pro forma diluted earnings per share	$3.52	$5.01	$2.11

     Bullen Ultrasonics
     During the quarter ended December 24, 2006, the Company acquired the U.S. silicon growing and silicon fabrication assets of Bullen Ultrasonics, Inc. The Company was the largest customer of the Bullen Ultrasonics silicon business. The silicon business has become a division of the Company post-acquisition.
     The acquisition included assets related to Bullen Ultrasonics’ silicon growing and silicon fabrication business, including assets of Bullen Ultrasonics and Bullen Semiconductor (Suzhou) Co., Ltd., a wholly foreign-owned enterprise established in Suzhou, Jiangsu, People’s Republic of China (“PRC”). The closing of the U.S. asset acquisition occurred on November 13, 2006. The acquisition of the Suzhou assets occurred during the quarter ending September 28, 2008. The assets acquired consist of fixtures, intellectual property, equipment, inventory, material and supplies, contracts relating to the conduct of the business, certain licenses and permits issued by government authorities for use in connection with the operations of Eaton, Ohio and Suzhou manufacturing facilities, real property and leaseholds connected with such facilities, data and records related to the operation of the silicon growing and silicon fabrication business and certain proprietary rights.
     Pursuant to the First Amendment to the Asset Purchase Agreement dated October 5, 2006, the parties to the Asset Purchase Agreement agreed that the closing of the sale of the Suzhou assets would take place within 5 business days following receipt by the parties of all necessary approvals, consents and authorizations of governmental and provincial authorities in the PRC and satisfaction of other customary conditions and covenants. The Company paid the $2.5 million purchase price for the Suzhou assets upon the receipt of the approvals and satisfaction of conditions noted above which occurred during the quarter ending September 28, 2008.
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

$177,108

Note 17: Goodwill and Intangible Assets
Goodwill
     Total goodwill as of June 29, 2008 was $281.3 million compared to $59.7 million as of June 24, 2007. Goodwill attributable to the SEZ acquisition of $221.6 million is not tax deductible due to foreign jurisdiction law. The remaining goodwill balance of $59.7 million is tax deductible.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization as of June 29, 2008 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(8,501)	$26,725	6.90
Existing technology	61,598	(4,008)	57,590	6.70
Other intangible assets	35,216	(10,157)	25,059	4.10
Patents	17,710	(5,195)	12,515	7.40

	$149,750	$(27,861)	$121,889	6.20

     The following table provides details of the Company’s intangible assets subject to amortization as of June 24, 2007 (in thousands, except years):

				Weighted-
				Average
		Accumulated		Useful Life
	Gross	Amortization	Net	(years)
Customer relationships	$35,226	$(3,276)	$31,950	6.90
Other intangible assets	30,193	(3,556)	26,637	4.60
Patents	15,000	(2,678)	12,322	7.00

	$80,419	$(9,510)	$70,909	6.10

     The Company recognized $17.9 million, $9.2 million, and $0.3 million in intangible asset amortization expense during fiscal years 2008, 2007, and 2006, respectively.
     The estimated future amortization expense of purchased intangible assets as of June 29, 2008 is as follows (in thousands):

Fiscal Year	Amount
2009	$26,407
2010	24,893
2011	21,912
2012	18,901
2013	16,698
Thereafter	13,078

$121,889

Note 18: Segment, Geographic Information and Major Customers
     The Company operates in one reportable business segment: manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to their identical customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing and distribution.
     The Company operates in six geographic regions: the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific. For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

	Year Ended
	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Revenue:
United States	$417,807	$408,631	$238,009
Europe	235,191	237,716	208,369
Asia Pacific	308,984	451,487	193,181
Taiwan	502,683	573,875	277,731
Korea	554,924	531,310	366,939
Japan	455,322	363,557	357,942

Total revenue	$2,474,911	$2,566,576	$1,642,171

	June 29,	June 24,	June 25,
	2008	2007	2006
	(in thousands)
Long-lived assets:
United States	$307,168	$268,822	$86,408
Europe	397,472	20,515	4,955
Asia Pacific	1,797	1,398	884
Taiwan	5,420	694	761
Korea	3,511	3,409	2,553
Japan	1,982	1,143	1,031

Total long-lived assets	$717,350	$295,981	$96,592

     In fiscal year 2008, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 13%, respectively. In fiscal year 2007, revenues from Hynix Semiconductor and Samsung Electronics each accounted for approximately 14% of total revenues. In fiscal year 2006, revenues from Samsung Electronics Company, Ltd., accounted for approximately 15% of total revenues and revenues from Toshiba Corporation accounted for approximately 12% of total revenues.
Note 19: Restructuring and Asset Impairments
     During the June 2008 quarter the Company incurred expenses for restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined clean product group (“June 2008 Plan”). These charges included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with the Company’s initial product line integration road maps.
     Prior to the end of the June 2008 quarter, the Company initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the June 2008 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

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
     The Company recorded net restructuring charges and asset impairments during fiscal year 2008 of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $5.5 million, charges for the present value of remaining lease payments on vacated facilities of $0.9 million, and the write-off of related fixed assets of $1.9 million. The Company also recorded asset impairments related to initial product line integration road maps of $10.7 million. Of the total $19.0 million in charges, $12.6 million was recorded in cost of goods sold and $6.4 million was recorded in operating expenses in the Company’s fiscal year 2008 consolidated statement of operations.
     Below is a table summarizing activity relating to the June 2008 Plan:

	Severance
	and		Abandoned
	Benefits	Facilities	Fixed Assets	Inventory	Total
	(in thousands)
June 2008 provision	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	$4,586	$899	$—	$—	$5,485

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2009. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2009.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Lam Research Corporation
We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 29, 2008 and June 24, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 29, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 29, 2008 and June 24, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the Notes to Consolidated Financial Statements, under the heading Income Taxes, Lam Research Corporation changed its method of accounting for income tax uncertainties in fiscal year 2008.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Jose, California
August 27, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of Lam Research Corporation
We have audited Lam Research Corporation’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SEZ, which is included in the June 29, 2008 consolidated financial statements of Lam Research Corporation and constituted approximately 27% of consolidated total assets as of June 29, 2008 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Lam Research Corporation also did not include an evaluation of the internal control over financial reporting of SEZ.
In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 29, 2008 and June 24, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2008 of Lam Research Corporation and our report dated August 27, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
August 27, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION
By	/s/ Stephen G. Newberry
Stephen G. Newberry,
President and Chief Executive Officer

Dated: August 27, 2008
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

Signatures	Title	Date
/s/ Stephen G. Newberry Stephen G. Newberry	President and Chief Executive Officer, Director	August 27, 2008

/s/ Martin B. Anstice Martin B. Anstice	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	August 27, 2008

/s/ James W. Bagley James W. Bagley	Executive Chairman	August 27, 2008

/s/ Dr. Seiichi Watanabe Dr. Seiichi Watanabe	Director	August 27, 2008

/s/ David G. Arscott David G. Arscott	Director	August 27, 2008

/s/ Robert M. Berdahl Robert M. Berdahl	Director	August 27, 2008

/s/ Richard J. Elkus, Jr. Richard J. Elkus, Jr.	Director	August 27, 2008

/s/ Jack R. Harris Jack R. Harris	Director	August 27, 2008

/s/ Grant M. Inman Grant M. Inman	Director	August 27, 2008

/s/ Catherine P. Lego Catherine P. Lego	Director	August 27, 2008

/s/ Patricia S. Wolpert Patricia S. Wolpert	Director	August 27, 2008

LAM RESEARCH CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	ADDITIONS
	BALANCE	CHARGED				BALANCE
	AT	TO				AT
	BEGINNING	COSTS				END
	OF	AND	DEDUCTIONS			OF
DESCRIPTION	PERIOD	EXPENSES	DESCRIBE			PERIOD
YEAR ENDED JUNE 24, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$3,851,000	$255,000	$	_4,000	(1)	$4,102,000
YEAR ENDED JUNE 25, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$3,822,000	$20,000		$9,000	(1)	$3,851,000
YEAR ENDED JUNE 26, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$3,865,000	$51,000		$94,000	(1)	$3,822,000

(1)	$0.0 million, $0.0 million, and $0.1 million, of specific customer accounts written-off in fiscal 2008, 2007, and 2006, respectively.

LAM RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 29, 2008
EXHIBIT INDEX

Exhibit	Description
3.1(22)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2(46)	Bylaws of the Registrant, as amended, dated December 12, 2007.

3.3(22)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.2(1)*	Amended 1984 Incentive Stock Option Plan and Forms of Stock Option Agreements.

4.4(5)*	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.8(35)*	Amended and restated 1997 Stock Incentive Plan.

4.11(18)*	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(34)*	Amended and restated 1999 Stock Option Plan.

4.13(34)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(39)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.15(40)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

10.1(38)	Asset Purchase Agreement dated October 5, 2006 by and among Lam Research Corporation, Bullen Ultrasonics, Inc., Eaton 122 Ltd., Bullen Semiconductor (Suzhou) Co., Ltd., Mary A. Bullen and Vicki Brown.

10.2(38)	First Amendment to Asset Purchase Agreement dated October 5, 2006 by and among Lam Research Corporation, Bullen Ultrasonics, Inc., Eaton 122 Ltd., Bullen Semiconductor (Suzhou) Co., Ltd., Mary A. Bullen and Vicki Brown.

10.3(2)	Form of Indemnification Agreement.

10.12(3)	ECR Technology License Agreement and Rainbow Technology License Agreement by and between Lam Research Corporation and Sumitomo Metal Industries, Ltd.

10.16(4)	License Agreement effective January 1, 1992 between the Lam Research Corporation and Tokyo Electron Limited.

10.30(6)	1996 Lease Agreement between Lam Research Corporation and the Industrial Bank of Japan, Limited, dated March 27, 1996.

10.35(7)	Agreement and Plan of Merger by and among Lam Research Corporation, Omega Acquisition Corporation and OnTrak Systems, Inc., dated as of March 24, 1997.

10.38(8)	Consent and Waiver Agreement between Lam Research Corporation and IBJTC Leasing Corporation-BSC, The Industrial Bank of Japan, Limited, Wells Fargo Bank, N.A., The Bank of Nova Scotia, and the Nippon Credit Bank, Ltd., dated March 28, 1997.

10.46(9)	Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.49(9)	Guaranty to the Receivables Purchase Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., Tokyo Branch, dated December 26, 1997.

10.50(10)	License Agreement between Lam Research Corporation and Trikon Technologies, Inc., dated March 18, 1998.

10.51(10)	Loan Agreement between Lam Research Corporation and The Industrial Bank of Japan, Limited, dated March 30, 1998.

Exhibit	Description
10.52(11)	Credit Agreement between Lam Research Corporation and Deutsche Bank AG, New York Branch and ABN AMRO Bank N.V., San Francisco Branch, dated April 13, 1998.

10.53(11)	First Amendment to Credit Agreement between Lam Research Corporation and ABN AMRO Bank N.V., San Francisco Branch, dated August 10, 1998.

10.58(12)	Loan Agreement between Lam Research Co., Ltd. and ABN AMRO Bank N.V., dated September 30, 1998.

10.59(12)	Guaranty to Loan Agreement between Lam Research Co., Ltd and ABN AMRO Bank N.V., dated September 30, 1998.

10.61(13)	Second Amendment to Credit Agreement between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 18, 1998.

10.62(13)	First Amendment to Guaranty between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.63(13)	Supplemental Agreement of Receivables Purchase Agreement dated December 26, 1997 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.64(13)	Supplemental Agreement of Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated December 25, 1998.

10.66(14)	Substitution Certificate for Loan Agreement dated September 30, 1998 between ABN AMRO BANK, N.V. and Lam Research Corporation, dated March 19, 1999.

10.67(15)	OTS Issuer Stock Option Master Agreement between Lam Research Corporation and Goldman Sachs & Co., and Collateral Appendix thereto, dated June 1999.

10.68(15)	Form of ISDA Master Agreement and related documents between Lam Research Corporation and Credit Suisse Financial Products, dated June 1999.

10.69(17)	The First Amendment Agreement between Lam Research Corporation and Credit Suisse Financial Products, dated August 31, 1999.

10.70(19)	Lease Agreement between Lam Research Corporation and Scotiabanc Inc., dated January 10, 2000.

10.71(19)	Participation Agreement between Lam Research Corporation, Scotiabanc Inc., and The Bank of Nova Scotia, dated January 19, 2000.

10.73(20)	Lease Agreement Between Lam Research Corporation and Cushing 2000 Trust, dated December 6, 2000.

10.74(20)	Participation Agreement Between Lam Research Corporation and Cushing 2000 Trust, Dated December 6, 2000.

10.75(21)	Indenture between Lam Research Corporation and LaSalle Bank, National Association, as Trustee, dated May 22, 2001.

10.76(21)	Registration Rights Agreement among Lam Research Corporation, Credit Suisse First Boston Corporation and ABN Amro Rothschild LLC, dated May 22, 2001.

10.77(23)	Warrant to Purchase Common Stock of Lam Research Corporation, dated December 19, 2001, issued to Varian Semiconductor Equipment Associates, Inc.

10.78(24)*	Promissory Note between Lam Research Corporation and Stephen G. Newberry dated May 8, 2001.

10.79(25)*	Amendment to Stock Option Grant for James W. Bagley dated October 16, 2002.

10.80(26)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.81(26)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated March 25, 2003.

10.82(26)	Participation Agreement Between Lam Research Corporation, SELCO Service Corporation and Key Corporate Capital Inc., dated March 25, 2003.

10.83(26)	Amendment to Participation Agreement Between Lam Research Corporation, Scotiabanc Inc. and The Bank of Nova Scotia, dated December 27, 2002.

Exhibit	Description
10.84(26)	Amendment to Participation Agreement Between Lam Research Corporation, the Cushing 2000 Trust, Scotiabanc Inc, The Bank of Nova Scotia and Fleet National Bank, dated December 27, 2002.

10.85(26)*	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

10.86(27)	Amended and Restated Master Lease and Deed of Trust Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.87(27)	Lease Supplement No. 1 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.88(27)	Lease Supplement No. 2 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.89(27)	Lease Supplement No. 3 Between Lam Research Corporation and SELCO Service Corporation, dated as of June 1, 2003.

10.94(27)	Participation Agreement Between Lam Research Corporation and SELCO Service Corporation, and Key Corporate Capital Inc., dated as of June 1, 2003.

10.95(27)*	Employment Agreement for Ernest Maddock, dated April 15, 2003.

10.96(28)*	Employment Agreement for Nicolas J. Bright, dated August 1, 2003.

10.97(32)	Second Amendment to Second Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.98(32)	Amended and Restated Guaranty between ABN Amro Bank, N.V. and Lam Research Corporation, dated June 2, 2004.

10.99(32)*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.100(31)	Third Amended and Restated Uncommitted Insured Trade Receivables Purchase Agreement between Lam Research Corporation, Lam Research International SARL and ABN Amro Bank N.V., dated March 22, 2005.

10.101(31)	Third Amended and Restated Guaranty between Lam Research Corporation and ABN Amro Bank N.V., dated March 22, 2005.

10.102(36)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.103(36)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.104(37)	$350,000,000 Credit Agreement among Lam Research International SARL, as Borrower, The Several Lenders from Time to Time Parties Hereto, and ABN Amro Bank N.V., as Administrative Agent, dated June 16, 2006.

10.105(37)	Guarantee Agreement made by Lam Research Corporation in favor of ABN Amro Bank N.V., as Administrative Agent for the Lenders, dated June 16, 2006.

10.106(42)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.107(43)	Form of Restricted Stock Unit Award Agreement — Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.108(43)	Form of Restricted Stock Unit Award Agreement — Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.109(43)	Summary of Compensation Arrangement with Nicolas J. Bright, effective as of March 1, 2007.

10.110(44)	Transaction Agreement dated December 10, 2007 by and between Lam Research Corporation and SEZ Holding AG

10.111(45)	Credit Agreement dated as of March 3, 2008 among Lam Research Corporation, as the Borrower, ABN Amro Bank N.V., as Administrative Agent, and the other Lenders Party thereto

10.112(45)	Unconditional Guaranty dated as of March 3, 2008 by Bullen Semiconductor Corporation to ABN AMRO Bank N.V.

Exhibit	Description
10.113(45)	Security Agreement dated as of March 3, 2008 between Lam Research Corporation and ABN AMRO Bank N.V.

10.114(45)	Security Agreement dated as of March 3, 2008 between Bullen Semiconductor Corporation and ABN AMRO Bank N.V.

10.115(45)	Pledge Agreement dated as of March 3, 2008 among Lam Research Corporation and ABN AMRO Bank N.V.

10.116(41)*	Employment Agreement between James W. Bagley and Lam Research Corporation, dated December 11, 2006.

10.117(46)	Lease Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.118(46)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.119(46)	Closing Certificate and Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.120(46)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.121(46)	Lease Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.122(46)	Pledge Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.123(46)	Closing Certificate and Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.124(46)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.125(46)	Lease Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.126(46)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.127(46)	Closing Certificate and Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.128(46)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.129(46)	Lease Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.130(46)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.131(46)	Closing Certificate and Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.132(46)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.133(46)	Lease Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.134(46)	Pledge Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.135(46)	Closing Certificate and Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.136(46)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

Exhibit	Description
10.137(46)	Construction Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.138(46)	Lease Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.139(46)	Pledge Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.140(46)	Closing Certificate and Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.141(46)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.142(46)	Construction Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.143	First Modification Agreement (Fremont Buildings #1, #2, #3, #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.144	First Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.145	Second Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.146	First Modification Agreement (Livermore Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

(1)	Incorporated by reference to Post Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (No. 33-32160) filed with the Securities and Exchange Commission on May 10, 1990.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1989.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(7)	Incorporated by reference to Registrant’s Report on Form 8-K dated March 31, 1997.

(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1999.

(15)	Incorporated by reference to Registrant’s Report on Form 8-K dated June 22, 1999.

(16)	Incorporated by reference to Registrant’s Report on Form S-8 dated November 5, 1998.

(17)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

(18)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(19)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2000.

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2000.

(21)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated July 27, 2001.

(22)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000.

(23)	Incorporated by reference to Registrant’s Registration Statement on Form S-3 dated January 30, 2002.

(24)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(25)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(26)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(27)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

(28)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

(29)	Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed on October 14, 2003.

(30)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement filed on October 14, 2003.

(31)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

(32)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

(33)	Incorporated by reference to Registrant’s Report on Form 8-K dated June 26, 2005.

(34)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 33-127936) filed with the Securities and Exchange Commission on August 28, 2005.

(35)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 8, 2005.

(36)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 6, 2006.

(37)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 19, 2006.

(38)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated October 10, 2006.

(39)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 2, 2006.

(40)	Incorporated by reference to Registrant’s Registration Statement of Form S-8 (No. 333-138545) filed with the Securities and Exchange Commission on November 9, 2006.

(41)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 15, 2006. This exhibit was originally filed with the 8-K as Exhibit Number 10.1.

(42)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.

(43)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.

(44)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 14, 2007.

(45)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated March 7, 2008.

(46)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.