Form 10-Q
period 2008-09-28
LAM RESEARCH CORP
filed 2008-11-07
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
  Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
  As of October 30, 2008 there were 124,949,098 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 28,	June 29,
	2008	2008
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$745,432	$732,537
Short-term investments	313,803	326,199
Accounts receivable, less allowance for doubtful accounts of $4,076 as of September 28, 2008 and $4,102 as of June 29, 2008	311,633	412,356
Inventories	272,215	282,218
Deferred income taxes	95,186	96,748
Prepaid expenses and other current assets	69,983	67,649

Total current assets	1,808,252	1,917,707
Property and equipment, net	230,377	235,735
Restricted cash and investments	156,148	146,072
Deferred income taxes	33,762	19,793
Goodwill	264,406	281,298
Intangible assets, net	110,132	121,889
Other assets	81,493	84,261

Total assets	$2,684,570	$2,806,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$62,232	$89,158
Accrued expenses and other current liabilities	364,939	390,062
Deferred profit	76,432	128,250
Current portion of long-term debt and capital leases	30,119	30,209

Total current liabilities	533,722	637,679
Long-term debt and capital leases	269,256	276,121
Income taxes payable	94,184	85,611
Other long-term liabilities	21,875	23,400

Total liabilities	919,037	1,022,811

Minority interests	4,789	5,347

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 125,784 shares at September 28, 2008 and 125,187 shares at June 29, 2008	126	125
Additional paid-in capital	1,356,152	1,332,159
Treasury stock, at cost, 34,061 shares at September 28, 2008 and 34,220 shares at June 29, 2008	(1,486,267)	(1,490,701)
Accumulated other comprehensive income (loss)	(44,533)	10,620
Retained earnings	1,935,266	1,926,394

Total stockholders’ equity	1,760,744	1,778,597

Total liabilities and stockholders’ equity	$2,684,570	$2,806,755

(1)	Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 28,	September 23,
	2008	2007
Total revenue	$440,361	$684,621
Cost of goods sold	254,203	340,734
Cost of goods sold — restructuring and asset impairments	3,048	—

Total cost of goods sold	257,251	340,734

Gross margin	183,110	343,887

Research and development	81,563	76,288
Selling, general and administrative	69,060	69,713
Restructuring and asset impairments	15,968	—

Total operating expenses	166,591	146,001

Operating income	16,519	197,886
Other income (expense), net	9,017	7,633

Income before income taxes	25,536	205,519
Income tax expense	16,663	56,931

Net income	$8,873	$148,588

Net income per share:
Basic net income per share	$0.07	$1.20

Diluted net income per share	$0.07	$1.18

Number of shares used in per share calculations:
Basic	125,527	124,057

Diluted	126,819	126,358

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 28,	September 23,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,873	$148,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,896	11,239
Deferred income taxes	(12,407)	(10,790)
Equity-based compensation expense	15,408	10,802
Income tax benefit on equity-based compensation plans	5,039	35,900
Excess tax benefit on equity-based compensation plans	(4,269)	(21,151)
Restructuring and asset impairments	19,016	—
Other, net	2,665	1,377
Changes in operating asset accounts	(9,089)	46,482

Net cash provided by operating activities	43,132	222,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(15,151)	(14,144)
Acquisitions of businesses, net of cash acquired	(2,427)	—
Purchases of available-for-sale securities	(125,408)	(52,048)
Sales and maturities of available-for-sale securities	132,388	36,063
Transfer of restricted cash and investments	(16,128)	—

Net cash used for investing activities	(26,726)	(30,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(2,390)	(49)
Net proceeds from issuance of long-term debt	127	—
Excess tax benefit on equity-based compensation plans	4,269	21,151
Treasury stock purchases	(2,755)	(9,464)
Reissuances of treasury stock	7,584	7,301
Proceeds from issuance of common stock	3,150	6,708

Net cash provided by financing activities	9,985	25,647

Effect of exchange rate changes on cash	(13,496)	1,236
Net increase in cash and cash equivalents	12,895	219,201
Cash and cash equivalents at beginning of period	732,537	573,967

Cash and cash equivalents at end of period	$745,432	$793,168

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2008
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 29, 2008, which are included in the Annual Report on Form 10-K as of and for the year ended June 29, 2008 (the “2008 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts the Forms 10-K, Forms 10-Q and Forms 8-K on the corporate website at www.lamresearch.com.
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2009 and includes 52 weeks. The quarters ended September 28, 2008 and September 23, 2007 each included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     On June 30, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact to the Company’s consolidated financial statements from the adoption of SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be take into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSB FAS 157-3 is effective immediately and the Company has adopted its provisions with respect to its financial assets and liabilities as of September 28, 2008. The impact of adopting the non delayed portions of SFAS No. 157 is more fully described in Note 4.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective for the Company beginning June 30, 2008. The Company has not applied the fair value option to any items; therefore, the Statement did not have an impact on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company expects to adopt SFAS No. 141R in the beginning of fiscal year 2010 and is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated results of operations and financial condition.
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
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
     The Company has adopted stock plans that provide for the grant to eligible participants of equity-based awards, including stock options and restricted stock units, of Lam Research common stock (“Common Stock”). The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase its Common Stock.
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The Company recognized equity-based compensation expense of $15.4 million and $10.8 million during the three months ended September 28, 2008 and September 23, 2007, respectively. The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $2.8 million and $1.6 million during the three months ended September 28, 2008 and September 23, 2007, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
Stock Options and Restricted Stock Units
     The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of September 28, 2008, there were a total of 4,154,261 equity-based awards issued and outstanding. There are an additional 15,508,431 shares reserved and available for future issuance under the 1999 Stock Option Plan and 2007 Stock Incentive Plan (“Plans”) as of September 28, 2008.
     The Company did not grant any stock options during the three months ended September 28, 2008 and September 23, 2007.
     A summary of stock option activity under the Plans as of September 28, 2008 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate Intrinsic
		Average	Contractual	Value as of
	Shares	Exercise	Term	September 28, 2008
Options	(in thousands)	Price	(years)	(in thousands)
Outstanding at June 29, 2008	2,607	$21.60	1.59
Granted	—	—
Exercised	(156)	20.31
Forfeited or expired	(3)	$43.23

Outstanding at September 28, 2008	2,448	$21.65	1.37	$26,484

Exercisable at September 28, 2008	2,426	$21.64	1.36	$26,424

     The total intrinsic value of options exercised during the three months ended September 28, 2008 and September 23, 2007 was $2.1 million and $11.9 million, respectively. As of September 28, 2008, there was less than $0.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of less than one year. Cash received from stock option exercises was $3.2 million and $6.7 million during the three months ended September 28, 2008 and September 23, 2007, respectively.

     A summary of the status of the Company’s restricted stock units as of September 28, 2008, and changes during the three months then ended is presented below:

		Average
		Grant-
	Shares	Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at June 29, 2008	1,696	$46.51
Granted	369	37.34
Vested	(281)	32.77
Forfeited	(78)	47.68

Nonvested at September 28, 2008	1,706	$43.72

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 28, 2008, there was $48.1 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 0.9 years.
     ESPP
     The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of September 28, 2008, there were a total of 6,141,631 shares available for issuance under the 1999 ESPP.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP awards were valued assuming no expected dividends and the following weighted-average assumptions for the three months ended September 28, 2008:

Expected life (years)	0.68
Expected stock price volatility	45.0%
Risk-free interest rate	1.9%
     As of September 28, 2008, there was $7.4 million of total unrecognized compensation cost related to the 1999 ESPP that is expected to be recognized over a remaining period of 0.9 years.
NOTE 4 — FINANCIAL INSTRUMENTS
     The Company adopted the required portions of the fair value measurement and disclosure provisions of SFAS No. 157 on June 30, 2008. SFAS No. 157 establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based on the lowest level of input that is significant to the fair value measurement. This Statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
     Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities.
     The Company’s Level 1 assets consist of money market fund deposits, Treasury securities, and equity instruments, all of which are traded in an active market with sufficient volume and frequency of transactions.
     Level 2: Valuations based on quoted priced for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
     The Company’s Level 2 assets and liabilities include U.S. agency securities, bank time deposits, government sponsored entities, bank and corporate notes, municipal notes and bonds, mortgage and asset-backed securities, equity securities, derivative assets and liability contracts, which are priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

     Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities
     The Company has no Level 3 assets or liabilities as of September 28, 2008.
     The following table sets forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis during the quarter, by level, within the fair value hierarchy at September 28, 2008:

		Fair Value Measurement at September 28, 2008 Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(in thousands)
Assets
Fixed Income
Cash equivalents	$651,692	$651,692	$—	$—
U.S. Treasuries and Agencies	41,507	38,472	3,035
Government Sponsored Enterprises	28,078	—	28,078	—
Bank and Corporate Notes	227,965	—	227,965	—
Municipal Notes and Bonds	155,364	—	155,364	—

Total fixed income	1,104,606	690,164	414,442	—
Equities	3,141	2,339	802	—
Derivatives assets	1,453	—	1,453	—

Total	$1,109,200	$692,503	$416,697	$—

Liabilities
Derivatives liabilities	$151	$—	$151	$—

     The amounts in the table above are reported in the consolidated balance sheet as of September 28, 2008 as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$635,555	$635,555	$—	$—
Short-term investments	313,803	38,472	275,331	—
Restricted cash and investments	156,051	16,138	139,913	—
Prepaid expenses and other current assets	1,453	—	1,453
Other assets	2,338	2,338	—	—

	$1,109,200	$692,503	$416,697

Accrued expenses and other current liabilities	$151	$—	$151	$—

NOTE 5 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	September 28,	June 29,
	2008	2008
	(in thousands)
Raw materials	$152,971	$157,135
Work-in-process	48,977	54,684
Finished goods	70,267	70,399

	$272,215	$282,218

NOTE 6 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consists of the following:

	September 28,	June 29,
	2008	2008
	(in thousands)
Manufacturing, engineering and office equipment	$247,300	$244,378
Computer equipment and software	73,767	73,237
Land	15,556	16,785
Buildings	58,526	59,102
Leasehold improvements	47,107	46,300
Furniture and fixtures	11,860	12,104

	454,116	451,906
Less: accumulated depreciation and amortization	(223,739)	(216,171)

	$230,377	$235,735

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
     Changes in the balance of goodwill during the three months ended September 28, 2009 were as follows:

(in thousands)
Balance as of June 29, 2008	$281,298
Other tax adjustments	2,935
Effect of changes in foreign currency exchange rates	(19,827)

Balance as of September 28, 2008	$264,406

     Goodwill attributable to the SEZ acquisition of approximately $204 million is not tax deductible. The remaining goodwill balance of approximately $60 million is tax deductible.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization as of September 28, 2008 (in thousands, except years):

			Changes in		Weighted-
			Foreign		Average
			Currency		Useful
		Accumulated	Exchange		Life
	Gross	Amortization	Rates	Net	(years)
Customer relationships	$35,226	$(9,807)	$—	$25,419	6.90
Existing technology	61,598	(6,278)	(4,349)	50,971	6.70
Other intangible assets	35,216	(12,550)	(793)	21,873	4.10
Patents	17,710	(5,841)	—	11,869	7.40

	$149,750	$(34,476)	$(5,142)	$110,132	6.20

The following table provides details of the Company’s intangible assets subject to amortization as of June 29, 2008 (in thousands, except years):

				Weighted-
		Accumulated		Average Useful
	Gross	Amortization	Net	Life (years)
Customer relationships	$35,226	$(8,501)	$26,725	6.90
Existing technology	61,598	(4,008)	57,590	6.70
Other intangible assets	35,216	(10,157)	25,059	4.10
Patents	17,710	(5,195)	12,515	7.40

	$149,750	$(27,861)	$121,889	6.20

     The Company recognized $6.6 million and $3.6 million in intangible asset amortization expense during the three months ended September 28, 2008 and September 23, 2007, respectively.
     The estimated future amortization expense of purchased intangible assets as of September 28, 2008 is as follows (in thousands):

Fiscal Year	Amount
2009 (nine months)	$18,909
2010	23,376
2011	20,396
2012	17,385
2013	17,449
Thereafter	12,617

$110,132

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	September 28,	June 29,
	2008	2008
	(in thousands)
Accrued compensation	$205,466	$225,227
Warranty reserves	46,067	61,308
Income and other taxes payable	39,906	32,589
Other	73,500	70,938

	$364,939	$390,062

     As a result of determinations made in connection with the Company’s voluntary independent stock option review, the Company considered the application of Section 409A of the Internal Revenue Code of 1986 (“Section 409A”), as amended (“IRC”) and similar provisions of state law to certain stock option grants where, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the tax liability of certain employees, including the Company’s Chief Executive Officer and certain other executive officers, with options subject to Section 409A. The assumed 409A liability was $51.7 million and $50.9 million as of September 28, 2008 and June 29, 2008, respectively, and is included in accrued compensation in the table above. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of the Company’s 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

NOTE 9 — OTHER INCOME (EXPENSE), NET
     The significant components of other income, net, are as follows:

	Three Months Ended
	September 28,	September 23,
	2008	2007
	(in thousands)
Interest income	$7,796	$13,287
Interest expense	(2,553)	(3,436)
Foreign exchange gains (losses)	3,266	(1,367)
Charitable contributions	—	(500)
Other, net	508	(351)

	$9,017	$7,633

NOTE 10 — INCOME TAX EXPENSE
     The Company’s effective tax rate for the three months ended September 28, 2008 was approximately 65.3%. This rate differs significantly from the statutory rate due to the geographical mix of income in higher and lower tax jurisdictions and the implementation of a tax strategy to align the future revenue and profit of SEZ with the Company’s current tax operating structure. The Company recorded the following material discrete events during the September 2008 quarter: (1) a tax expense of $1.5 million of FIN 48 interest, (2) a tax benefit of $1.4 million of annual tax return filing reconciliations, and (3) a tax benefit of $5.1 million related to one-time restructuring cost.
     As of September 28, 2008, the total gross unrecognized tax benefits was $151.4 million compared to $143.8 million as of June 29, 2008, representing an increase of approximately $7.6 million for the three month period. If the remaining balance of $151.4 million of gross unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $106.2 million and a reduction of the effective tax rate. Approximately $13.6 million of gross unrecognized tax benefits are related to the SEZ pre-acquisition period and would result in an adjustment to goodwill of $0.7 million. The Company estimates that its uncertain tax positions will change by approximately $17 million related to implementation of tax strategy in connection with SEZ in the next twelve months.
     As of September 28, 2008, the Company had accrued approximately $12.0 million for the payment of interest and penalties, net of tax benefit, relating to unrecognized tax benefits compared to $9.3 million as of June 29, 2008. During the quarter ended September 28, 2008, interest and penalties related to unrecognized tax benefits increased by $2.7 million, of which $1.5 million was recognized in the provision for income tax and the remaining balance of approximately $1.2 million related to the SEZ acquisition and was recorded to goodwill.
     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the Company’s net tax deferred assets is dependent on future taxable income. The Company believes it is more likely than not those assets will be realized. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed. The Company’s current valuation allowance of $3.4 million recorded relates to certain deferred tax assets acquired in the SEZ acquisition. Any subsequently recognized tax benefits associated with valuation allowances recorded in the SEZ acquisition will be recorded as an adjustment to goodwill. The Company evaluates the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.
     The Company files U.S. federal, U.S. state, and foreign income tax returns. As of September 28 2008, tax years 2000-2007 remain subject to examination in the U.S., and tax years 2002-2007 remain subject to examination in various foreign jurisdictions.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in the Company’s quarter ending December 28, 2008, which is the quarter in which the law was enacted. The Company estimates the tax benefit to be between approximately $14 million to $18 million.
     Assembly Bill 1452, which was enacted on September 30, 2008 by the State of California, limits the amount of tax credits that can be utilized on the tax return. This change will be effective in the Company’s quarter ending December 28, 2008, which is the quarter in which the law was enacted. This change is not expected to have any impact on the Company’s effective tax rate since the tax credits not utilized in the current year can be used to offset future tax liability.

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

	Three Months Ended
	September 28,	September 23,
	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$8,873	$148,588

Denominator:
Basic average shares outstanding	125,527	124,057
Effect of potential dilutive securities:
Employee stock plans	1,292	2,301

Diluted average shares outstanding	126,819	126,358

Net income per share — Basic	$0.07	$1.20

Net income per share — Diluted	$0.07	$1.18

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended
	September 28,	September 23,
	2008	2007
	(in thousands)
Number of potential dilutive securities excluded	243	19
NOTE 12 — COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended
	September 28,	September 23,
	2008	2007
	(in thousands)
Net income	$8,873	$148,588
Foreign currency translation adjustment	(48,229)	2,442
Unrealized loss on fair value of derivative financial instruments, net	(4,730)	(6,110)
Unrealized gain (loss) on financial instruments, net	(2,836)	1,418
Reclassification adjustment for loss (gain) included in earnings	607	(532)
SFAS No. 158 adjustment	35	17

Comprehensive income (loss)	$(46,280)	$145,823

     The balance of accumulated other comprehensive income (loss) is as follows:

	September 28,	June 29,
	2008	2008
	(in thousands)
Accumulated foreign currency translation adjustment	$(41,617)	$6,612
Accumulated unrealized gain on derivative financial instruments	1,760	5,895
Accumulated unrealized loss on financial instruments	(3,558)	(734)
SFAS No. 158 adjustment	(1,118)	(1,153)

Accumulated other comprehensive gain (loss)	$(44,533)	$10,620

NOTE 13 — ACQUISITIONS
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
     The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and the preliminary purchase price at the time of acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The purchase price allocation is preliminary pending further information on tax contingencies.
     The purchase price was preliminarily allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Cash consideration	$619,329
Transaction costs	11,115

$630,444

ASSETS
Cash and cash equivalents	$147,870
Short-term investments	5,492
Accounts receivable	103,794
Inventories	80,336
Prepaid expenses and other current assets	24,201
Property and equipment	86,096
Restricted cash and investments	40,038
Deferred income taxes	739
Goodwill	220,732
Intangible assets	67,743
Other assets	2,527
LIABILITIES
Accounts payable	11,700
Accrued expenses and other accrued liabilities	56,007
Long-term debt and capital leases	55,088
Other long-term liabilities	19,869
Minority interest	6,460

$630,444

NOTE 14 — LONG-TERM DEBT AND GUARANTEES
     The Company’s contractual cash obligations relating to its existing capital leases and debt as of September 28, 2008 are as follows:

	Capital	Long-term
	Leases	Debt	Total
	(in thousands)
Payments due by period:
One year	$1,954	$29,301	$31,255
Two years	2,133	234,595	236,728
Three years	3,226	8,490	11,716
Four years	2,087	5,820	7,907
Five years	2,085	1,798	3,883
Over 5 years	14,488	—	14,488

Total	25,973	280,004	305,977
Interest on capital leases	6,602		6,602

Current portion of long-term debt and capital leases	818	29,301	30,119

Long-term debt and capital leases	$18,553	$250,703	$269,256

Capital Leases
     Capital leases reflect building lease obligations assumed from the Company’s acquisition of SEZ. The amounts in the table above include the interest portion of payment obligations. The Company’s total capital lease obligations were $19.4 million as of September 28, 2008.
Long-Term Debt
     On March 3, 2008, and as amended on September 29, 2008, the Company, as borrower, entered into the Credit Agreement with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Bullen Semiconductor Corporation entered into the Bullen Guarantee to guarantee the obligations of the Company under the Credit Agreement. In connection with the Credit Agreement, the Company and Bullen entered into the Collateral Documents including the Security Agreement, the Bullen Security Agreement, the Pledge Agreement and other Collateral Documents to secure its obligations under the Credit Agreement. The Collateral Documents encumber current and future accounts receivables, inventory, equipment and related assets of the Company and Bullen, as well as 100% of the Company’s ownership interest in Bullen and 65% of the Company’s ownership interest in Lam Research International BV, a wholly-owned subsidiary of the Company. In addition, any future domestic subsidiaries of the Company will also enter into a similar guarantee and collateral documents to encumber the foregoing type of assets.
     Under the Credit Agreement, the Company borrowed $250 million in principal amount for general corporate purposes. The loan under the Credit Agreement is a non-revolving term loan with the following repayment terms: (a) $12.5 million of the principal amount due in each of the December 2008, June 2009, and December 2009 quarters, and (b) the payment of the remaining principal amount on March 6, 2010. The outstanding principal amount bears interest at LIBOR plus 0.75% per annum or, alternatively, at the Agent’s “prime rate.” The Company may prepay the loan under the Credit Agreement in whole or in part at any time without penalty. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants (including maximum leverage ratio, minimum liquidity and minimum EBITDA).
     The Company’s total long-term debt of $280.0 million as of September 28, 2008 includes the $250.0 million discussed above and $30.0 million assumed in connection with the acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.
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

     On December 18, 2007, and as amended on April 3, 2008 and July 9, 2008, the Company entered into a series of two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. On December 21, 2007, the Company entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at its headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement. The Operating Leases (and associated documents for each Operating Lease) were entered into by the Company and BNP Paribas Leasing Corporation (“BNPPLC”).
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
     The Company will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $168.6 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for its obligations under the Operating Leases. As of September 28, 2008, the Company had $139.9 million recorded as restricted cash and short-term investments in its consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
     Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. The Company has guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by the Company under the Operating Leases is no more than approximately $144.9 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $168.6 million plus related indemnification or other obligations).
     The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of September 28, 2008, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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

     Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 28,	September 23,
	2008	2007
	(in thousands)
Balance at beginning of period	$61,308	$52,186
Warranties issued during the period	5,216	14,632
Settlements made during the period	(10,271)	(15,744)
Expirations and change in liability for pre-existing warranties during the period	(8,915)	561
Changes in foreign currency exchange rates	(1,271)	—

Balance at end of period	$46,067	$51,635

NOTE 15 — DERIVATIVE INSTRUMENTS AND HEDGING
     The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The Company enters into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign exchange forward contracts are creditworthy multinational financial institutions; therefore, the risk of counterparty nonperformance is not considered to be material.
     Cash Flow Hedges
     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign exchange forward contracts that generally expire within 12 months, and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.
     At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during the three months ended September 28, 2008 and September 23, 2007 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At September 28, 2008, the Company expects to reclassify the entire amount associated with the $1.8 million of gains accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

     Balance Sheet Hedges
     The Company also enters into foreign exchange forward contracts to hedge the effects of foreign currency fluctuations associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Under SFAS No. 133 and SFAS No. 149, these foreign exchange forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.
NOTE 16 — RESTRUCTURING AND ASSET IMPAIRMENTS
     During the June 2008 quarter the Company incurred expenses for restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). The Company incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with the Company’s initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with the Company’s product line integration road maps.
     Prior to the end of the June and September 2008 quarters, the Company initiated the announced restructuring activities and management with the proper level of authority approved specific actions under the June 2008 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.
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
     The Company recorded net restructuring charges and asset impairments during the September 2008 quarter of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $12.5 million. The Company also recorded additional asset impairments related to product line integration road maps of $6.5 million. Of the total $19.0 million in charges, $3.0 million was recorded in cost of goods sold and $16.0 million was recorded in operating expenses in the Company’s consolidated statement of operations for the three months ended September 28, 2008.
     Below is a table summarizing activity relating to the June 2008 Plan:

	Severance
	and		Abandoned
	Benefits	Facilities	Assets	Inventory	Total
	(in thousands)
June 2008 quarter expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

September 2008 quarter expense	12,554	—	3,395	3,067	19,016
Cash payments	(1,098)	(215)	—	—	(1,313)
Non-cash charges	—	—	(3,395)	(3,067)	(6,462)

Balance at September 28, 2008	$16,042	$684	$—	$—	$16,726

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2009. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2009.

NOTE 17 — STOCK REPURCHASE PROGRAM
     On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and will be funded using the Company’s available cash. Share repurchases under the authorizations were as follows:

				Amount
	Total			Available
	Number of			Under
	Shares	Total Cost of	Average Price	Repurchase
Period	Repurchased	Repurchase	Paid Per Share	Program
	(in thousands, except per share data)
Authorization of up to $250 million - September 2008				$250,000
Quarter ended September 28, 2008	1	$15	$30.00	$249,985

     In addition to shares repurchased under Board authorized repurchase programs shown above, during the three months ended September 28, 2008, the Company withheld 83,047 shares through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
NOTE 18: LEGAL PROCEEDINGS
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
     With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, cost and margins, product development, demand, acceptance and market share, competitiveness, market opportunities, levels of research and development (“R&D”), outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customer’s success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending or R&D activities, the sufficiency of financial resources to support future operations, capital expenditures, and general economic conditions. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our annual reports on Form 10-K and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
     Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three months ended September 28, 2008, this discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three months ended September 28, 2008 may not necessarily be indicative of future operating results.
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
     The following summarizes certain key quarterly financial information for the periods indicated below (in thousands, except percentages and per share amounts):

	Three Months Ended
	September 28,	June 29,	September 23,
	2008	2008	2007
Revenue	$440,361	$566,160	$684,621
Gross margin	183,110	234,650	343,887
Gross margin as a percent of total revenue	41.6%	41.4%	50.2%
Net income	8,873	72,178	148,588
Diluted net earnings per share	$0.07	$0.57	$1.18
     Our results during the quarter ended September 28, 2008 were adversely affected by a decline in customer demand consistent with the deteriorating general economic outlook. September 2008 quarter revenue was in line with our expectations and decreased 22% compared with the June 2008 quarter.
     Gross margin as a percent of revenues for the September 2008 quarter increased slightly to 41.6%. Included in gross margin during the September 2008 and June 2008 quarters are restructuring and asset impairment charges of $3.0 million and $12.6 million, respectively. Gross margin levels in the September 2008 quarter were impacted by reduced factory utilization levels consistent with reduced business activity.
     Operating expenses during the September 2008 quarter decreased $4 million sequentially and included $16.0 million of restructuring and asset impairments compared to $6.4 million in the June 2008 quarter. The decrease in operating expenses in the September 2008 quarter compared with the June 2008 quarter was primarily due to a series of management actions including the Clean Product Group restructuring (as described below under “Restructuring and Asset Impairments”), a significant reduction in all-employee and senior executive variable compensation, and a commitment to cost containment across the company.
     Equity-based compensation expense recognized during the September 2008 quarter in cost of goods sold and operating expenses was $3.3 million and $12.1 million, respectively.
     Operating income for the September 2008 quarter included restructuring and asset impairment charges of $19.0 million and was 3.8% of revenues with cash flows from operating activities during the three months ended September 28, 2008 of $43.1 million, or approximately 10% of revenues.
RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	September 28,	June 29,	September 23,
	2008	2008	2007
Shipments (in millions)	$345	$495	$621

North America	15%	13%	18%
Europe	11%	9%	7%
Asia Pacific	11%	15%	12%
Taiwan	16%	15%	26%
Korea	29%	22%	20%
Japan	18%	26%	17%
     Shipments for the September 2008 quarter decreased sequentially by 30% and year-over-year by 44%, consistent with the reduced spending commitments of our customers in the semiconductor industry. During the September 2008 quarter, 300 millimeter applications represented approximately 91% of total systems shipments and 91% of total systems shipments were for applications at less than or equal to the 90 nanometer technology node. Total systems shipments market segmentation for the September quarter was as follows: Memory at approximately 72%, IDM Logic at 20% and Foundry at 8%.
     Revenue

	Three Months Ended
	September 28,	June 29,	September 23,
	2008	2008	2007
Revenue (in thousands)	$440,361	$566,160	$684,621

North America	15%	13%	17%
Europe	10%	9%	9%
Asia Pacific	17%	14%	14%
Taiwan	14%	16%	21%
Korea	27%	22%	25%
Japan	17%	26%	14%
     Revenue for the three months ended September 28, 2008 decreased 22% sequentially and 36% year over year and reflects a decrease in demand for our products due to our customers’ response to balancing supply and demand in light of the deteriorating economic outlook. Our revenue levels are correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continued to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in that region. Our deferred revenue balance decreased to $103.5 million as of September 28, 2008 compared to $193.6 million at June 29, 2008, consistent with the decline in customer spending levels. The anticipated future revenue value of orders shipped from backlog to Japanese customers that are not recorded as deferred revenue was approximately $41 million as of September 28, 2008; these shipments are classified as inventory at cost until title transfers.
Gross Margin

	Three Months Ended
	September 28,	June 29,	September 23,
	2008	2008	2007
	(in thousands, except percentages)
Gross Margin	$183,110	$234,650	$343,887
Percent of total revenue	41.6%	41.4%	50.2%
     Gross margin as a percent of revenue for the September 2008 quarter was 41.6% and was within our expectations. Included in gross margin during the September 2008 and June 2008 quarters are restructuring and asset impairment charges of $3.0 million and $12.6 million, respectively. The increase in gross margin percentage during the September 2008 quarter compared to the June 2008 quarter was primarily due to reduced restructuring and asset impairments charges related to the integration of SEZ, partially offset by reduced factory utilization levels consistent with reduced business activity. The reduction in gross margin in the three months ended September 28, 2008 compared with the same period in the prior year was primarily due to a change in our customer mix, lower factory utilization consistent with reduced business activity, and the inclusion of SEZ.
Research and Development

	Three Months Ended
	September 28,	June 29,	September 23,
	2008	2008	2007
	(in thousands, except percentages)
Research & Development (R&D)	$81,563	$86,652	$76,288
Percent of total revenue	18.5%	15.3%	11.1%
     We continue to invest significantly in research and development focused on leading-edge plasma etch, single-wafer clean, and new products and technologies. The decrease in R&D expenses during the September 2008 quarter of $5.1 million compared to the June 2008 quarter is mainly due to savings associated with our June 2008 restructuring activities, including decreases of approximately $5 million in salaries and benefits as well as $3 million in depreciation and amortization. These reductions were partially offset by increases of approximately $2 million in equity-based compensation, primarily due to the timing of our Company-wide RSU grant in May, 2008. The increase in R&D expenses in the September 2008 quarter compared with the September 2007 quarter was due to an increase of approximately $5 million in salaries and benefits and $2 million in depreciation and amortization as the result of the inclusion of SEZ as well as increases in equity-based compensation of approximately $2 million. These increases were partially offset by a reduction of approximately $6 million in incentive-based compensation on lower profits.

Selling, General and Administrative

	Three Months Ended
	September 28,	June 29,	September 23,
	2008	2008	2007
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$69,060	$77,704	$69,713
Percent of total revenue	15.7%	13.7%	10.2%
     The sequential decrease of approximately $9 million in SG&A expenses during the September 2008 quarter compared to the June 2008 quarter included reductions of approximately $4 million in outside services, $3 million in incentive-based compensation on lower profits, and $3 million in cost incurred as a result of the voluntary internal stock option review.
     The slight decrease in SG&A expenses during the three months ended September 28, 2008 compared to the same period in the prior year of $0.6 million was driven by reductions of approximately $12 million in incentive-based compensation on lower profit levels partially offset by growth of approximately $10 million in salary and benefit costs for increases of headcount and employee base compensation including SEZ.
Restructuring and Asset Impairments
     During the June 2008 quarter we incurred expenses for restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of our combined clean product group (“June 2008 Plan”). We incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with our product line integration road maps.
     Prior to the end of the June and September 2008 quarters, we initiated the announced restructuring activities with the appropriate level of management authority and specificity under the June 2008 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use was included in the restructuring charges. These amounts are based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.
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
     We recorded net restructuring charges and asset impairments during fiscal year 2008 of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $5.5 million, charges for the present value of remaining lease payments on vacated facilities of $0.9 million, and the write-off of related fixed assets of $1.9 million. We also recorded asset impairments related to initial product line integration road maps of $10.7 million. Of the total of $19.0 million in charges, $12.6 million was recorded in cost of goods sold and $6.4 million was recorded in operating expenses in our fiscal year 2008 consolidated statement of operations.
     We recorded net restructuring charges and asset impairments during the September 2008 quarter of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $12.5 million. We also recorded additional asset impairments related to product line integration road maps of $6.5 million. Of the total $19.0 million in charges, $3.0 million was recorded in cost of goods sold and $16.0 million was recorded in operating expenses in our consolidated statement of operations.
     As a result of the June 2008 and September 2008 quarters restructuring activity, we expect annual savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $34 million. These estimated savings from the June 2008 Plan’s discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances.

     Below is a table summarizing activity relating to the June 2008 Plan:

	Severance
	and		Abandoned
	Benefits	Facilities	Assets	Inventory	Total
	(in thousands)
June 2008 quarter expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

September 2008 quarter expense	12,554	—	3,395	3,067	19,016
Cash payments	(1,098)	(215)	—	—	(1,313)
Non-cash charges	—	—	(3,395)	(3,067)	(6,462)

Balance at September 28, 2008	$16,042	$684	$—	$—	$16,726

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2009. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2009.
Other Income (Expense),Net
     Other income (expense), net consisted of the following:

	Three Months Ended
	September 28,	June 29,	September 23,
	2008	2008	2007
	(in thousands)
Interest income	$7,796	$10,796	$13,287
Interest expense	(2,553)	(3,015)	(3,436)
Foreign exchange gain (loss)	3,266	2,564	(1,367)
Charitable contributions	—	—	(500)
Other, net	508	(1)	(351)

	$9,017	$10,344	$7,633

     Interest income decreased $3.0 million during the quarter ended September 28, 2008 as compared with the quarter ended June 29, 2008 and was primarily attributable to portfolio gains realized in the June quarter and to a lesser extent decreases in interest rate yields over the period. The decrease in interest income for the three months ending September 28, 2008, as compared with the same period in the prior year, is primarily due to decreases in interest rate yields.
     During the three months ending September 28, 2008, our interest expense decreased compared with the corresponding periods of June 29, 2008 and September 23, 2007 as a result of decreases in interest rate yields.
     The foreign exchange gains during the three months ended September 28, 2008 are primarily due to our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries where the U.S. dollar strengthened against certain currencies, primarily the Euro and Taiwan dollar. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Quarterly Report on Form 10-Q under the heading “Our Future Success Depends on International Sales and Management of Global Operations.”

Income Tax Expense
     Our effective tax rate for the three months ended September 28, 2008 was 65.3%. Our effective tax rate for the three months ended September 23, 2007 was 27.7%. We recorded the following material discrete events during the September 2008 quarter: (1) a tax expense of $1.5 million of FIN 48 interest, (2) a benefit of $1.4 million of annual tax return filing reconciliations, and (3) a tax benefit of $5.1 million related to one-time restructuring cost. The overall change in the effective tax rate in all periods is impacted by the jurisdictional mix of income.
     The increase in the effective tax rate is primarily due to the geographical mix of income in lower and higher tax jurisdictions, the application of certain foreign tax rulings, the expiration of the U.S. federal research tax credit (which expired on December 31, 2007), and the implementation of a tax strategy to align the future revenue and profit of SEZ with the Company’s current tax operating structure.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was enacted on October 3, 2008 by the U.S. government. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our second quarter, which is the quarter in which the law was enacted. We estimate the tax benefit to be between $14 and $18 million.
     Assembly Bill 1452, which was enacted on September 30, 2008 by the State of California, limits the amount of tax credits that can be utilized on the tax return. This change will be effective in our second quarter, which is the quarter in which the law was enacted. This change is not expected to have any impact on our effective tax rate since the tax credits not utilized in the current year can be used to offset future tax liability.
     Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in various tax jurisdictions throughout the world. We have implemented strategies intended to limit our tax liability on the sale of our products worldwide. These tax strategies are intended to align the asset ownership and functions of our various legal entities around the world with our forecasts of the level, timing and sources of future revenues and profits.
Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $185.4 million and $173.0 million as of September 28, 2008 and June 29, 2008, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $53.1 million and a valuation allowance of $3.4 million as of September 28, 2008 and June 29, 2008, respectively.
     Deferred tax assets increased from June 29, 2008 to September 28, 2008 by approximately $12.4 million primarily related to the increase in foreign net operating losses.
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
     Standard costs are reassessed as needed but annually at a minimum, and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, normalized assembly and test labor utilization levels, methods of manufacturing, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our consolidated financial statements.
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
     Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We offer standard warranties for our systems that run generally for a period of 12 months from system acceptance. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.
     Actual warranty expenses are accounted for on a system-by-system basis, and may differ from our original estimates. While we periodically monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems.
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
Recent Accounting Pronouncements
     On June 30, 2008, we adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact from the adoption of SFAS No. 157 to our consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by us beginning in our fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be take into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSB FAS 157-3 is effective immediately and we have adopted its provisions with respect to our financial assets and liabilities as of September 28, 2008. The impact of adopting the non delayed portions of SFAS No. 157 is more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements.
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective for us beginning June 30, 2008. We have not applied the fair value option to any items; therefore, the Statement did not have an impact on the consolidated financial statements.
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
LIQUIDITY AND CAPITAL RESOURCES
     As of September 28, 2008, we had $1.2 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) which is consistent with the total balance as of June 29, 2008. Cash provided from operating activities was $43.1 million for the three months ended September 28, 2008, representing 10% of revenues. On September 8, 2008, we announced that our Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and will be funded using our available cash. Approximately $250 million remains available for repurchase under the authorization as of September 28, 2008.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $43.1 million during the three months ended September 28, 2008, consisted of (in millions):

Net income	$8.9
Non-cash charges:
Depreciation and amortization	17.9
Equity-based compensation	15.4
Restructuring charges, net	19.0
Net tax benefit on equity-based compensation plans	0.7
Deferred income taxes	(12.4)
Changes in operating asset accounts	(9.1)
Other	2.7

$43.1

     Significant changes in operating accounts included above during the three months ended September 28, 2008 included the following uses of cash: decreases in accounts payable of $27 million, $52 million in deferred profit, and $42 million in accrued expenses and other liabilities. These uses of cash were partially offset by a decrease in accounts receivable of approximately $101 million. These changes in operating accounts are consistent with decreased business volumes.
Cash Flows from Investing Activities
     Net cash used for investing activities during the three months ended September 28, 2008 was $26.7 million and included the transfer of restricted cash and investments of approximately $16 million, capital expenditures of $15 million, partially offset by approximately $7 million in net sales of available-for-sale securities. We completed the acquisition of assets related to Bullen Semiconductor (Suzhou) Co., Ltd. during the quarter ended September 28, 2008 at a cost of approximately $2.5 million.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the three months ended September 28, 2008 was $10.0 million, and included net proceeds from issuance of common stock related to employee equity-based plans of $11 million, excess tax benefit on equity-based compensation plans of approximately $4 million which represents the benefits of tax deductions in excess of the compensation cost recognized, all partially offset by $3 million in share repurchases primarily related to shares withheld through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans and $2 million in principal payments on long-term debt and capital lease obligations.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 28, 2008 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $115 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement.

				Long-term
	Operating	Capital	Purchase	Debt and
	Leases	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$12,129	$1,954	$137,888	$41,119	$193,090
1-3 years	21,896	5,359	73,468	248,290	349,013
3-5 years	14,018	4,172	59,016	7,709	84,915
Over 5 years	148,903	14,488	31,950	—	195,341

Total	$196,946	$25,973	$302,322	$297,118	$822,359

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
     Included in the Operating Leases Over 5 years section of the table above is $144.9 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus and properties in Livermore, California.

     On December 18, 2007, and as amended on April 3, 2008 and July 9, 2008, we entered into a series of two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. On December 21, 2007, we entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at our headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement. The Operating Leases (and associated documents for each Operating Lease) were entered into by us and BNP Paribas Leasing Corporation (“BNPPLC”).
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
     We will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $168.6 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for our obligations under the Operating Leases. As of September 28, 2008, we had $139.9 million recorded as restricted cash and short-term investments in our consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
     Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. We have guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by us under the Operating Leases is no more than approximately $144.9 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $168.6 million plus related indemnification or other obligations).
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
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at September 28, 2008 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At September 28, 2008, vendor-owned inventories held at our locations and not reported as our inventory were $31.8 million.
Long-Term Debt
     On March 3, 2008, and as amended on September 29, 2008, we, as borrower, entered into the Credit Agreement with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Bullen Semiconductor

Corporation entered into the Bullen Guarantee to guarantee the obligations of the Company under the Credit Agreement. In connection with the Credit Agreement, the Company and Bullen entered into the “Collateral Documents,” including the Security Agreement, the Bullen Security Agreement, the Pledge Agreement and other related documents to secure its obligations under the Credit Agreement. The Collateral Documents encumber current and future accounts receivables, inventory, equipment and related assets of the Company and Bullen, as well as 100% of our ownership interest in Bullen and 65% of our ownership interest in Lam Research International BV, a wholly-owned subsidiary of the Company. In addition, any future domestic subsidiaries of the Company will also enter into a similar guarantee and collateral documents to encumber the foregoing type of assets.
     Under the Credit Agreement, we borrowed $250 million in principal amount for general corporate purposes. The loan under the Credit Agreement is a non-revolving term loan with the following repayment terms: (a) $12.5 million of the principal amount due in each of the December 2008, June 2009, and December 2009 quarters, and (b) the payment of the remaining principal amount on March 6, 2010. The outstanding principal amount bears interest at LIBOR plus 0.75% per annum or, alternatively, at the Agent’s “prime rate.” We may prepay the loan under the Credit Agreement in whole or in part at any time without penalty. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants (including maximum leverage ratio, minimum liquidity and minimum EBITDA).
     Our total long-term debt of $280.0 million as of September 28, 2008 includes the $250.0 million discussed above and $30.0 million from SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs. The current portion of long-term debt was $29.3 million as of September 28, 2008.
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
     We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of September 28, 2008, we have not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2008 Form 10-K.
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
     We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 28, 2008 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, the current uncertainty in the global economic conditions and the recent disruption in credit markets pose a risk that could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If the current situation deteriorates further, our business could suffer further negative impacts.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of September 28, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
We Face Risks Related to the Current Credit Environment and Slowing in the General Economy
     Current uncertainty in global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact customer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers, and creditors. The degree of the impact, if any, of the current credit and economic environment will depend on a number of factors, including whether the U.S. economy and the global economy, generally, enter into a prolonged recession.
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
Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results
     We generally recognize revenue for new system sales on the date of customer acceptance or the date the contractual customer acceptance provisions lapse. As a result, the fiscal period in which we are able to recognize new systems revenues is typically subject to the length of time that our customers require to evaluate the performance of our equipment after shipment and installation, which may vary from customer to customer and tool to tool. Such variations could cause our quarterly operating results to fluctuate.
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
     We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. We are exposed to foreign exchange rate fluctuations related to certain of our revenues denominated in Japanese yen and Euro, and to certain of our spares and service contracts, and expenses related to our non-U.S. sales and support offices which are denominated in these countries’ local currency.
     We currently enter into foreign exchange forward contracts to minimize the short-term impact of the exchange rate fluctuations on Japanese yen-denominated assets and forecasted Japanese yen-denominated revenue and also on U.S. dollar-denominated assets where the Euro is the functional currency. We also enter into foreign exchange forward contracts to minimize the short-term impact of exchange rate fluctuations on various other non U.S. dollar-denominated assets and liabilities. We currently believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term exchange rate fluctuations on non-U.S. dollar-denominated assets and liabilities other than those currency exposures previously discussed and currently do not enter into such foreign exchange forward contracts to hedge these other currency exposures, and we therefore are subject to both favorable and unfavorable exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.
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

The Results of Our Independent Committee Review of Our Historical Stock Option Practices and Resulting Restatements May Continue to Have Adverse Effects on Our Financial Results
     The review by a special committee of our Board of Directors consisting of two independent Board members (the “Independent Committee”) of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We amortized less than $0.1 million of compensation expense under Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we have taken and will continue to take remedial actions to make such employees including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities which were approximately $52 million as of September 28, 2008. Such actions have caused and in the future may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of our Annual Report on Form 10-K as of and for the year ended June 24, 2007 (“2007 Form 10-K”) for further discussion.
We May Be Subject to the Risks of Lawsuits in Connection With Our Historical Stock Option Practices, the Resulting Restatements, and the Remedial Measures We Have Taken
     We, and our current and former directors and officers, may become the subject of shareholder derivative and/or class action lawsuits and other legal proceedings relating to our historical stock option practices and resulting restatements in the future. We may also be subject to other kinds of lawsuits. Should any of these events occur, they could require us to expend significant management time and incur significant accounting, legal and other expenses. This could divert attention and resources from the operation of our business and adversely affect our financial condition and results of operations. In addition, the ultimate outcome of these potential actions could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price for our securities. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The defense of these potential lawsuits could result in significant expenditures.
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
Judgment and Estimates Utilized by Us in Determining Stock Option Grant Dates and Related Adjustments May Be Subject to Change due to Subsequent SEC Guidance or Other Disclosure Requirements
     In determining the restatement adjustments in connection with the stock option review, management used all reasonably available relevant information to form conclusions it believes are appropriate as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. We considered various alternatives throughout the course of the review and restatement, and we believe the approaches used were the most appropriate, and that the choices of measurement dates used in our review of stock option grant accounting and restatement of our financial statements were reasonable and appropriate in our circumstances. However, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past stock option grant measurement date errors that may require us to amend this filing or other filings with the SEC to provide additional disclosures pursuant to such additional guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, and results of operations.
We Recently Regained Compliance with SEC Reporting Requirements. If We are Unable to Remain in Compliance, There May Be a Material Adverse Effect on our Business and Our Stockholders
     As a consequence of the Independent Committee review of our historical stock option practices and resulting restatements of our financial statements, for several quarters, we were not able to file our periodic reports with the SEC on a timely basis and faced the possibility of delisting of our stock from the NASDAQ Global Select Market. We have filed all of our tardy filings, which remediated the Company’s non-compliance with NASDAQ Marketplace Rule 4310(c) (14), and believe we are we are in compliance with all applicable reporting requirements. However, if the SEC disagrees with the manner in which the financial impact of past stock option grants has been accounted for and reported, or not reported, there could be delays in filing future SEC reports. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Consolidated Financial Statements of our 2007 Form 10-K for further discussion. As a result of the delayed filings of our Quarterly Reports on Form 10-Q for the quarters ended

September 23, 2007 and December 23, 2007, as well as of the 2007 Form 10-K, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until one year from March 31, 2008, the date the last delinquent filing was made. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and will be funded using the Company’s available cash. Share repurchases under the authorizations were as follows:

			Total Number
			of Shares
	Total		Purchased as	Amount
	Number of		Part of Publicly	Available
	Shares	Average	Announced	Under
	Repurchased	Price Paid	Plans or	Repurchase
Period	(1)	Per Share	Programs	Program
	(in thousands, except per share data)
June 30 - July 27, 2008	4	$33.92	—	$—

July 28 - August 24, 2008	72	$32.70	—	$—
Authorization of up to $250 million — September 2008				$250,000
August 25 - September 28, 2008	8	$32.20	1	$249,985
Total	84	$32.71	1	$249,985

(1)	In addition to shares repurchased under Board authorized repurchase programs and included in this column are 83,047 shares which the Company withheld through net share settlements during the three months ended September 28, 2008 upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
(a) Exhibits
10.147 First Amendment to Credit Agreement, between Lam Research Corporation and ABN Amro Bank, N.V., dated September 29, 2008

LAM RESEARCH CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2008

LAM RESEARCH CORPORATION
(Registrant)

/s/ Ernest E. Maddock

Ernest E. Maddock
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.147	First Amendment to Credit Agreement, between Lam Research Corporation and ABN Amro Bank, N.V., dated September 29, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)