Form 10-Q
period 2008-12-28
LAM RESEARCH CORP
filed 2009-02-06
CIK 707549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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
Yes ☐ No ☑
   As of January 29, 2009, there were 125,531,613 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LAM RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 28,	June 29,
	2008	2008
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$652,913	$732,537
Short-term investments	297,399	326,199
Accounts receivable, less allowance for doubtful accounts of $3,943 as of December 28, 2008 and $4,102 as of June 29, 2008	290,565	412,356
Inventories	269,959	282,218
Deferred income taxes	93,002	96,748
Prepaid expenses and other current assets	56,648	67,649

Total current assets	1,660,486	1,917,707
Property and equipment, net	233,250	235,735
Restricted cash and investments	168,405	146,072
Deferred income taxes	25,836	19,793
Goodwill	270,682	281,298
Intangible assets, net	101,305	121,889
Other assets	78,457	84,261

Total assets	$2,538,421	$2,806,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$39,808	$89,158
Accrued expenses and other current liabilities	322,547	390,062
Deferred profit	54,158	128,250
Current portion of long-term debt and capital leases	29,899	30,209

Total current liabilities	446,412	637,679
Long-term debt and capital leases	257,135	276,121
Income taxes payable	92,382	85,611
Other long-term liabilities	21,300	23,400

Total liabilities	817,229	1,022,811

Minority interests	—	5,347

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 125,088 shares at December 28, 2008 and 125,187 shares at June 29, 2008	125	125
Additional paid-in capital	1,364,450	1,332,159
Treasury stock, at cost, 35,188 shares at December 28, 2008 and 34,220 shares at June 29, 2008	(1,510,716)	(1,490,701)
Accumulated other comprehensive income (loss)	(43,762)	10,620
Retained earnings	1,911,095	1,926,394

Total stockholders’ equity	1,721,192	1,778,597

Total liabilities and stockholders’ equity	$2,538,421	$2,806,755

(1)	Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
Total revenue	$283,409	$610,320	$723,770	$1,294,941
Cost of goods sold	174,329	302,659	428,532	643,393
Cost of goods sold — restructuring and asset impairments	7,728	—	10,776	—

Total cost of goods sold	182,057	302,659	439,308	643,393

Gross margin	101,352	307,661	284,462	651,548

Research and development	68,781	80,243	150,344	156,531
Selling, general and administrative	59,842	66,084	128,902	135,797
Restructuring and asset impairments	10,121	—	26,089	—

Total operating expenses	138,744	146,327	305,335	292,328

Operating income (loss)	(37,392)	161,334	(20,873)	359,220
Other income (expense), net	(7,233)	(37)	1,784	7,596

Income (loss) before income taxes	(44,625)	161,297	(19,089)	366,816
Income tax expense (benefit)	(20,453)	46,238	(3,790)	103,169

Net income (loss)	$(24,172)	$115,059	$(15,299)	$263,647

Net income (loss) per share:
Basic net income (loss) per share	$(0.19)	$0.92	$(0.12)	$2.12

Diluted net income (loss) per share	$(0.19)	$0.91	$(0.12)	$2.08

Number of shares used in per share calculations:
Basic	125,084	124,685	125,266	124,370

Diluted	125,084	126,653	125,266	126,523

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 28,	December 23,
	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,299)	$263,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,073	22,563
Deferred income taxes	(2,297)	(10,014)
Equity-based compensation expense	29,457	20,615
Income tax benefit on equity-based compensation plans	(2,006)	57,177
Excess tax benefit on equity-based compensation plans	(517)	(37,639)
Restructuring and asset impairments	36,865	—
Other, net	5,865	11,316
Changes in operating asset accounts	(82,998)	(83,778)

Net cash provided by operating activities	4,143	243,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(27,568)	(38,561)
Acquisitions of businesses, net of cash acquired	(11,190)	—
Purchases of available-for-sale securities	(143,667)	(101,665)
Sales and maturities of available-for-sale securities	190,414	69,780
Purchase of call option	—	(10,279)
Purchase of other investments	—	(4,560)
Other	(2,000)	(2,248)
Transfer of restricted cash and investments	(48,306)	(1,074)

Net cash used for investing activities	(42,317)	(88,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(15,433)	(100)
Net proceeds from issuance of long-term debt	625	—
Excess tax benefit on equity-based compensation plans	517	37,639
Treasury stock purchases	(27,203)	(10,225)
Reissuances of treasury stock	7,584	7,301
Proceeds from issuance of common stock	4,444	10,106

Net cash provided by (used for) financing activities	(29,466)	44,721

Effect of exchange rate changes on cash	(11,984)	2,087
Net increase (decrease) in cash and cash equivalents	(79,624)	202,088
Cash and cash equivalents at beginning of period	732,537	573,967

Cash and cash equivalents at end of period	$652,913	$776,055

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2008
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
     The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2009 and includes 52 weeks. The quarters ended December 28, 2008 and December 23, 2007 each included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     On June 30, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact to the Company’s consolidated financial statements from the adoption of SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSB FAS 157-3 is effective immediately and the Company has adopted its provisions with respect to its financial assets and liabilities as of September 28, 2008. The impact of adopting the non-delayed portions of SFAS No. 157 is more fully described in Note 4.
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
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
     The Company has adopted stock plans that provide for the grant to eligible participants of equity-based awards, including stock options and restricted stock units, of Lam Research common stock (“Common Stock”). The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase its Common Stock.
     The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The Company recognized equity-based compensation expense of $14.0 million and $9.8 million during the three months ended December 28, 2008 and December 23, 2007, respectively. The Company recognized equity-based compensation expense of $29.5 million and $20.6 million during the six months ended December 28, 2008 and December 23, 2007, respectively. The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $2.5 million and $1.3 million during the three months ended December 28, 2008 and December 23, 2007, respectively. The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $5.3 million and $2.9 million during the six months ended December 28, 2008 and December 23, 2007, respectively. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.
Stock Options and Restricted Stock Units
     The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of December 28, 2008, there were a total of 3,751,249 equity-based awards issued and outstanding. There were an additional 12,754,875 shares reserved and available for future issuance under the 2007 Stock Incentive Plan (“Plan”) as of December 28, 2008.
     The Company did not grant any stock options during the three and six months ended December 28, 2008 and December 23, 2007.
     A summary of stock option activity under the Plans as of December 28, 2008 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate Intrinsic
		Average	Contractual	Value as of
	Shares	Exercise	Term	December 28, 2008
Options	(in thousands)	Price	(years)	(in thousands)
Outstanding at June 29, 2008	2,607	21.60	1.59
Granted	—	—
Exercised	(314)	14.13
Forfeited or expired	(17)	$29.56

Outstanding at December 28, 2008	2,276	$22.60	1.20	$5,257

Exercisable at December 28, 2008	2,267	$22.59	1.20	$5,246

     The total intrinsic value of options exercised during the three and six months ended December 28, 2008 was $7.4 million and $9.5 million, respectively. The total intrinsic value of options exercised during the three and six months ended December 23, 2007 was $6.7 million and $18.6 million, respectively. As of December 28, 2008, there was less than $0.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2009, with a weighted average remaining period of less than one year. Cash received from stock option exercises was $1.3 million and $4.4 million during the three and six months ended December 28, 2008, respectively. Cash received from stock option exercises was $3.4 million and $10.1 million during the three and six months ended December 23, 2007, respectively.
     A summary of the status of the Company’s restricted stock units as of December 28, 2008, and changes during the six months then ended is presented below:

		Average
		Grant-
	Shares	Date Fair
Nonvested Restricted Stock Units	(in thousands)	Value
Nonvested at June 29, 2008	1,696	$46.51
Granted	453	34.01
Vested	(552)	41.97
Forfeited	(122)	45.70

Nonvested at December 28, 2008	1,475	$40.97

     The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 28, 2008, there was $36.4 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 1.1 years.
     ESPP
     The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of December 28, 2008, there were a total of 6,141,631 shares available for issuance under the 1999 ESPP.
     ESPP awards were valued using the Black-Scholes model with expected volatility calculated using implied volatility. ESPP awards were valued assuming no expected dividends and the following weighted-average assumptions for the three and six months ended December 28, 2008:

Expected life (years)	0.68
Expected stock price volatility	45.0%
Risk-free interest rate	1.9%
     As of December 28, 2008, there was $4.9 million of total unrecognized compensation cost related to the 1999 ESPP that is expected to be recognized over a remaining period of 0.8 years.

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
     The Company’s Level 1 assets consist of money market fund deposits, U.S. Treasury securities, and equity instruments, all of which are traded in an active market with sufficient volume and frequency of transactions.
     Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
     The Company’s Level 2 assets and liabilities include U.S. agency securities, bank time deposits, government sponsored enterprises, bank and corporate notes, municipal notes and bonds, mortgage and asset-backed securities, equity securities, derivative assets and liability contracts, which are priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
     Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities
     The Company had no Level 3 assets or liabilities as of December 28, 2008.
     The following table sets forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis during the quarter, by level, within the fair value hierarchy at December 28, 2008:

		Fair Value Measurement at December 28, 2008
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(in thousands)
Assets
Fixed Income
Cash equivalents	$567,746	$567,746	$—	$—
U.S. Treasuries and Agencies	47,157	41,769	5,388
Government Sponsored Enterprises	26,616	—	26,616	—
Bank and Corporate Notes	216,599	—	216,599	—
Municipal Notes and Bonds	161,720	—	161,720	—

Total fixed income	1,019,838	609,515	410,323	—
Equities	3,404	3,306	98	—
Derivatives assets	178	—	178	—

Total	$1,023,420	$612,821	$410,599	$—

Liabilities
Derivatives liabilities	$7,686	$—	$7,686	$—

The amounts in the table above are reported in the consolidated balance sheet as of December 28, 2008 as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$554,198	$554,198	$—	$—
Short-term investments	297,399	41,769	255,630	—
Restricted cash and investments	168,339	13,548	154,791	—
Prepaid expenses and other current assets	178	—	178
Other assets	3,306	3,306	—	—

	$1,023,420	$612,821	$410,599

Accrued expenses and other current liabilities	$7,686	$—	$7,686	$—

NOTE 5 — INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	December 28,	June 29,
	2008	2008
	(in thousands)
Raw materials	$160,106	$157,135
Work-in-process	49,282	54,684
Finished goods	60,571	70,399

	$269,959	$282,218

NOTE 6 — PROPERTY AND EQUIPMENT, NET
     Property and equipment, net, consists of the following:

	December 28,	June 29,
	2008	2008
	(in thousands)
Manufacturing, engineering and office equipment	$252,799	$244,378
Computer equipment and software	71,785	73,237
Land	16,728	16,785
Buildings	63,987	59,102
Leasehold improvements	47,144	46,300
Furniture and fixtures	13,636	12,104

	466,079	451,906
Less: accumulated depreciation and amortization	(232,829)	(216,171)

	$233,250	$235,735

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
     Changes in the balance of goodwill during the six months ended December 28, 2008 were as follows:

(in thousands)
Balance as of June 29, 2008	$281,298
Additional share purchases	5,526
Adjustment to unrecognized tax benefits	2,935
Effect of changes in foreign currency exchange rates	(19,077)

Balance as of December 28, 2008	$270,682

     Goodwill attributable to the SEZ acquisition of approximately $211 million is not tax deductible. The remaining goodwill balance of approximately $60 million is tax deductible.
Intangible Assets
     The following table provides details of the Company’s intangible assets subject to amortization as of December 28, 2008 (in thousands, except years):

			Changes in		Weighted-
			Foreign		Average
			Currency		Useful
		Accumulated	Exchange		Life
	Gross	Amortization	Rates	Net	(years)
Customer relationships	$35,226	$(11,079)	$—	$24,147	6.90
Existing technology	61,598	(7,771)	(7,204)	46,623	6.70
Other intangible assets	35,216	(14,614)	(1,298)	19,304	4.10
Patents	17,710	(6,479)	—	11,231	7.40

	$149,750	$(39,943)	$(8,502)	$101,305	6.20

     The following table provides details of the Company’s intangible assets subject to amortization as of June 29, 2008 (in thousands, except years):

				Weighted-
		Accumulated		Average Useful
	Gross	Amortization	Net	Life (years)
Customer relationships	$35,226	$(8,501)	$26,725	6.90
Existing technology	61,598	(4,008)	57,590	6.70
Other intangible assets	35,216	(10,157)	25,059	4.10
Patents	17,710	(5,195)	12,515	7.40

	$149,750	$(27,861)	$121,889	6.20

     The Company recognized $5.4 million and $12.0 million in intangible asset amortization expense during the three and six months ended December 28, 2008, respectively. The Company recognized $3.6 million and $7.2 million in intangible asset amortization expense during the three and six months ended December 23, 2007, respectively.

     The estimated future amortization expense of purchased intangible assets as of December 28, 2008 is as follows (in thousands):

Fiscal Year	Amount
2009 (six months)	$12,174
2010	23,460
2011	21,009
2012	17,469
2013	15,503
Thereafter	11,690

$101,305

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following:

	December 28,	June 29,
	2008	2008
	(in thousands)
Accrued compensation	$199,167	$225,227
Warranty reserves	34,570	61,308
Income and other taxes payable	807	32,589
Restructuring	25,605	5,485
Other	62,398	65,453

	$322,547	$390,062

     As a result of determinations made in connection with the Company’s voluntary independent stock option review, the Company considered the application of Section 409A of the Internal Revenue Code of 1986 (“Section 409A”), as amended (“IRC”) and similar provisions of state law to certain stock option grants where, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the tax liability of certain employees, including the Company’s Chief Executive Officer and certain other executive officers, with options subject to Section 409A. The assumed 409A liability was $52.5 million and $50.9 million as of December 28, 2008 and June 29, 2008, respectively, and is included in accrued compensation in the table above. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of the Company’s 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.
NOTE 9 — OTHER INCOME (EXPENSE), NET
     The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
	(in thousands)
Interest income	$8,131	$14,685	$15,927	$27,972
Interest expense	(2,483)	(3,357)	(5,036)	(6,793)
Foreign exchange losses	(13,565)	(10,823)	(10,299)	(12,190)
Charitable contributions	—	(408)	—	(908)
Other, net	684	(134)	1,192	(485)

	$(7,233)	$(37)	$1,784	$7,596

NOTE 10 — INCOME TAX EXPENSE
     The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). In applying APB 28 and FIN 18 to the income tax provision computation for the period ended December 2008, the Company excluded from its calculation of the effective tax rate losses of a certain foreign jurisdiction since the Company cannot benefit those losses due to application of certain foreign tax rulings.
     The Company’s effective tax rate for the three and six months ended December 28, 2008 was approximately 45.8% and 19.9%, respectively. These rates differ from the statutory rate due to the geographical mix of income in higher and lower tax jurisdictions, the application of certain foreign tax rulings, and the implementation of a tax strategy to align the future revenue and profit of SEZ with the Company’s current tax operating structure. The Company recorded the following material discrete events during the December 2008 quarter: (1) a tax benefit of $6.5 million of restructuring costs, (2) a tax benefit of $5.8 million related to the extension of the federal research credit as it pertains to the Company’s fiscal year 2008, (3) a tax expense of $5.4 million related to the application of certain foreign tax rulings, (4) a tax expense of $1.3 million related to deferred taxes for leases and (5) a tax expense of $ 1.1 million of FIN 48 interest.
     As of September 28, 2008 and December 28, 2008, the total gross unrecognized tax benefits were $151.4 million and $149.6 million, respectively, compared to $143.8 million as of June 29, 2008, representing an increase of approximately $7.6 million and $5.8 million for the three and six month periods, respectively. If the remaining balance of $149.6 million of gross unrecognized tax benefits as of December 28, 2008 were realized in a future period, it would result in a net tax benefit of $104.9 million and a reduction in the effective tax rate. Approximately $13.6 million of gross unrecognized tax benefits are related to the SEZ pre-acquisition period and would result in an adjustment to goodwill of $0.7 million. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.
     As of September 28, 2008 and December 28, 2008, the Company had accrued approximately $16.2 million and $18.6 million, respectively, for the payment of interest and penalties relating to unrecognized tax benefits compared to $12.6 million as of June 29, 2008. For the three and six month periods ended December 28, 2008, interest and penalties related to unrecognized tax benefits increased by $2.4 million and $6.0 million, respectively, of which $4.5 million was recognized in the provision for income tax and the remaining balance of approximately $1.5 million related to the SEZ acquisition and was recorded to goodwill.
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
     The Company files U.S. federal, U.S. state, and foreign income tax returns. As of December 28 2008, tax years 2000-2007 remained subject to examination in the U.S., and tax years 2002-2007 remained subject to examination in various foreign jurisdictions.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, during the quarter ended December 28, 2008, the Company recorded a $5.8 million tax benefit related to the extension of the federal research credit as it pertains to the Company’s fiscal year 2008.
     Assembly Bill 1452, enacted on September 30, 2008 by the State of California, limits the amount of tax credits that can be utilized on the tax return. This change did not have any impact on the Company’s effective tax rate since the tax credits not utilized in the current year can be used to offset future tax liability.

NOTE 11 — NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed, using the treasury stock method, as though all potential common shares that are dilutive were outstanding during the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income (loss) per share.

	Three Months Ended		Six Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(24,172)	$115,059	$(15,299)	$263,647

Denominator:
Basic average shares outstanding	125,084	124,685	125,266	124,370

Effect of potential dilutive securities:
Employee stock plans	—	1,968	—	2,153

Diluted average shares outstanding	125,084	126,653	125,266	126,523

Net income (loss) per share — Basic	$(0.19)	$0.92	$(0.12)	$2.12

Net income (loss) per share — Diluted	$(0.19)	$0.91	$(0.12)	$2.08

     For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
	(in thousands)
Number of potential dilutive securities excluded	3,414	48	2,376	37

NOTE 12 — COMPREHENSIVE INCOME (LOSS)
     The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$(24,172)	$115,059	$(15,299)	$263,647
Foreign currency translation adjustment	5,660	2,745	(42,569)	5,187
Unrealized gain (loss) on fair value of derivative financial instruments, net	(11,803)	4,106	(16,533)	(2,004)
Unrealized gain (loss) on financial instruments, net	2,831	1,206	(5)	2,624
Reclassification adjustment for loss (gain) included in earnings	4,050	1,226	4,657	694
SFAS No. 158 adjustment	33	17	68	34

Comprehensive income (loss)	$(23,401)	$124,359	$(69,681)	$270,182

The balance of accumulated other comprehensive income (loss) is as follows:

	December 28,	June 29,
	2008	2008
	(in thousands)
Accumulated foreign currency translation adjustment	$(35,957)	$6,612
Accumulated unrealized gain (loss) on derivative financial instruments	(6,007)	5,895
Accumulated unrealized loss on financial instruments	(714)	(734)
SFAS No. 158 adjustment	(1,084)	(1,153)

Accumulated other comprehensive gain (loss)	$(43,762)	$10,620

NOTE 13 — ACQUISITIONS
     During fiscal year 2008, the Company acquired approximately 99% of the outstanding shares of SEZ, a major supplier of single-wafer wet clean technology and products to the global semiconductor manufacturing industry. The acquisition was an all-cash transaction. The Company acquired the remaining outstanding shares during the six months ended December 28, 2008. The acquisition of the shares was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ. SEZ’s Spin-Process single-wafer technology is part of a broad equipment portfolio for wafer cleaning and decontamination that is a key process adjacent to the etch process.
     The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, and the preliminary purchase price at the time of acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed. The purchase price allocation is preliminary, pending further information on tax contingencies.
     The purchase price was preliminarily allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Cash consideration	$628,092
Transaction costs	11,115

$639,207

ASSETS
Cash and cash equivalents	$147,870
Short-term investments	5,492
Accounts receivable	103,794
Inventories	80,336
Prepaid expenses and other current assets	24,201
Property and equipment	86,096
Restricted cash and investments	40,038
Deferred income taxes	739
Goodwill	225,970
Intangible assets	67,743
Other assets	2,527
LIABILITIES
Accounts payable	11,700
Accrued expenses and other accrued liabilities	58,942
Long-term debt and capital leases	55,088
Other long-term liabilities	19,869

$639,207

NOTE 14 — LONG-TERM DEBT AND GUARANTEES
     The Company’s contractual cash obligations relating to its existing capital leases and debt as of December 28, 2008 are as follows:

	Capital	Long-term
	Leases	Debt	Total
	(in thousands)
Payments due by period:
One year	$1,414	$29,299	$30,713
Two years	2,537	222,080	224,617
Three years	1,950	9,838	11,788
Four years	1,968	4,946	6,914
Five years	1,964	1,723	3,687
Over five years	14,094	—	14,094

Total	23,927	267,886	291,813
Interest on capital leases	4,779		4,779

Current portion of long-term debt and capital leases	600	29,299	29,899

Long-term debt and capital leases	$18,548	$238,587	$257,135

Capital Leases
     Capital leases reflect building lease obligations assumed from the Company’s acquisition of SEZ. The amounts in the table above include the interest portion of payment obligations. The Company’s total capital lease obligations were $19.1 million as of December 28, 2008.
Long-Term Debt
     On March 3, 2008, and as amended on September 29, 2008, the Company, as borrower, entered into a Credit Agreement with ABN AMRO BANK N.V (the “Agent”), as administrative agent for the lenders party to the Credit Agreement, and such lenders. Bullen Semiconductor Corporation entered into the Bullen Guarantee to guarantee the obligations of the Company under the Credit Agreement. In connection with the Credit Agreement, the Company and Bullen entered into certain collateral documents (the “Collateral Documents”) including a security agreement, a Bullen security agreement, a pledge agreement and other collateral documents to secure the Company’s obligations under the Credit Agreement. The Collateral Documents encumber current and future accounts receivables, inventory, equipment and related assets of the Company and Bullen, as well as 100% of the Company’s ownership interest in Bullen and 65% of the Company’s ownership interest in Lam Research International BV, a wholly-owned subsidiary of the Company. In addition, any future domestic subsidiaries of the Company will also enter into a similar guarantee and collateral documents to encumber the foregoing type of assets.
     Under the Credit Agreement, the Company borrowed $250 million in principal amount for general corporate purposes. The loan under the Credit Agreement is a non-revolving term loan with the following remaining repayment terms as of December 28, 2008: (a) $12.5 million of the principal amount due in the June 2009 and December 2009 quarters, and (b) the payment of the remaining principal amount on March 6, 2010. During the quarter ended December 28, 2008, the Company made a scheduled principal repayment of $12.5 million. The outstanding principal amount bears interest at LIBOR plus 0.75% per annum or, alternatively, at the Agent’s “prime rate.” The Company may prepay the loan under the Credit Agreement in whole or in part at any time without penalty. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants (including maximum leverage ratio, minimum liquidity and minimum EBITDA).
     The Company’s total long-term debt of $267.9 million as of December 28, 2008 includes the remaining balance of $237.5 million under the Credit Agreement noted above and $30.4 million assumed in connection with the acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.
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
     The Company will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $167.4 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for its obligations under the Operating Leases. The Company completed construction of one of two Livermore properties on December 1, 2008. Upon completion of construction of this property, the property was no longer governed by the Construction Agreement, and is now part of the Operating Leases. As of December 28, 2008, the Company had $154.8 million recorded as restricted cash and short-term investments in its consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
     Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. The Company has guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by the Company under the Operating Leases is no more than approximately $143.9 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $167.4 million plus related indemnification or other obligations).
     The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.
     The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of December 28, 2008, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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
Warranties
     The Company offers standard warranties on its systems that run generally for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer and geographic region, modified for any known differences such as the impact of system reliability improvements.
     Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$46,067	$51,635	$61,308	$52,186
Warranties issued during the period	2,796	13,774	8,012	28,406
Settlements made during the period	(9,255)	(13,462)	(19,526)	(29,206)
Expirations and change in liability for pre-existing warranties during the period	(4,774)	(167)	(13,689)	394
Changes in foreign currency exchange rates	(264)	—	(1,535)	—

Balance at end of period	$34,570	$51,780	$34,570	$51,780

NOTE 15 — DERIVATIVE INSTRUMENTS AND HEDGING
     The Company carries derivative financial instruments (derivatives) on its balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The Company enters into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign exchange forward contracts are creditworthy multinational financial institutions; therefore, the risk of counterparty nonperformance is not considered to be material.
     Cash Flow Hedges
     The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against the reduction in value of forecasted Japanese yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.
     At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. At December 28, 2008, $4.0 million of deferred net losses, net of tax, included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet was associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and was recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations during the three and six months ended December 28, 2008. There were no gains or losses during the three and six months ended December 23, 2007 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.
     To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. Approximately $6.0 million of deferred net losses, net of tax, included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet are expected to be reclassified to current earnings in the Consolidated Statement of Results of Operations over the next 12 months. The actual amount recorded in earnings will vary based on the exchange rates at the time the hedged transactions impact earnings.
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

NOTE 16 — RESTRUCTURING AND ASSET IMPAIRMENTS
     During the June 2008 quarter the Company incurred expenses for restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). The Company incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with the Company’s initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with the Company’s product line integration road maps. During the December 2008 quarter the Company incurred expenses for restructuring and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). The charges during the December 2008 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.
     Prior to the end of the June, September, and December 2008 quarters, the Company initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan and the December 2008 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.
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
     The Company recorded net restructuring charges and asset impairments during the December 2008 quarter of approximately $17.8 million, consisting of severance and benefits for involuntarily terminated employees of $16.4 million. The Company also recorded approximately $0.8 million related to asset impairments and $0.6 million related to excess facilities. Of the total $17.8 million in charges, $7.7 million was recorded in cost of goods sold and $10.1 million was recorded in operating expenses in the Company’s consolidated statement of operations for the three months ended December 28, 2008.

     Below is a table summarizing activity relating to the June 2008 Plan:

	Severance
	and		Abandoned
	Benefits	Facilities	Assets	Inventory	Total
	(in thousands)
June 2008 quarter expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

September 2008 quarter expense	12,554	—	3,395	3,067	19,016
Cash payments	(1,098)	(215)	—	—	(1,313)
Non-cash Charges	—	—	(3,395)	(3,067)	(6,462)

Balance at September 28, 2008	16,042	684	—	—	16,726

Cash payments	(2,483)	(52)	—	—	(2,535)

Balance at December 28, 2008	$13,559	$632	$—	$—	$14,191

     Below is a table summarizing activity relating to the December 2008 Plan:

	Severance
	and
	Benefits	Facilities	Inventory	Total
	(in thousands)
December 2008 quarter expense	$16,412	$618	$819	$17,849
Cash payments	(4,998)	—	—	(4,998)
Non-cash charges	—	(618)	(819)	(1,437)

Balance at December 28, 2008	$11,414	$—	$—	$11,414

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2009. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2009.
NOTE 17 — STOCK REPURCHASE PROGRAM
     On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and is funded using the Company’s available cash. The Company suspended repurchases under the Board authorized program prior to the end of the December 2008 quarter. Share repurchases under the authorizations were as follows:

				Amount
	Total			Available
	Number of			Under
	Shares	Total Cost of	Average Price	Repurchase
Period	Repurchased	Repurchase	Paid Per Share	Program
	(in thousands, except per share data)
Authorization of up to $250 million — September 2008				$250,000
Quarter ended September 28, 2008	1	$15	$30.00	$249,985
Quarter ended December 28, 2008	1,053	23,043	$21.87	$226,942

     In addition to shares repurchased under Board authorized repurchase programs shown above, during the three months ended December 28, 2008 and September 28, 2008, the Company withheld 73,437 and 85,047 shares, respectively, through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.

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
          With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, cost and margins, product development, demand, acceptance and market share, competitiveness, market opportunities, levels of research and development (“R&D”), outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customer’s success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, the sufficiency of financial resources to support future operations, capital expenditures and general economic conditions. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our annual reports on Form 10-K and our current reports on Form 8-K . Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.
          Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations
     For a full understanding of our financial position and results of operations for the three and six months ended December 28, 2008, this discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.
     The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and six months ended December 28, 2008 may not necessarily be indicative of future operating results.
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
     The following summarizes certain key quarterly financial information for the periods indicated below (in thousands, except percentages and per share amounts):

	Three Months Ended
	December 28,	September 28,	December 23,
	2008	2008	2007
Revenue	$283,409	$440,361	$610,320
Gross margin	101,352	183,110	307,661
Gross margin as a percent of total revenue	35.8%	41.6%	50.4%
Net income (loss)	(24,172)	8,873	115,059
Diluted net income (loss) per share	$(0.19)	$0.07	$0.91
     Our results during the quarter ended December 28, 2008 were adversely affected by the continued decline in customer demand consistent with the deterioration in the general economic outlook and specifically the downturn in the semiconductor industry. December 2008 quarter revenue was at the high end of our revised expectations and decreased 36% compared with the September 2008 quarter.
     In the quarter ended December 28, 2008, gross margin as a percent of revenues decreased to 35.8% as a result of restructuring charges, product mix, and reduced manufacturing and field support utilization levels. Restructuring and asset impairment charges of $7.7 million in the December 2008 quarter and $3.0 million in the September 2008 quarter are included in gross margin.
     Operating expenses in the December 2008 quarter decreased approximately $27.8 million sequentially and included $10.1 million of restructuring and asset impairments compared to $16.0 million in the September 2008 quarter. The reduction in operating expenses in the December 2008 quarter compared with the September 2008 quarter includes the decrease in restructuring charges, a reduction in employee variable compensation expense, a decrease in deferred compensation liabilities due to recent stock market declines, the partial quarter impact of the Company’s December quarter restructuring activities and the Company’s continued commitment to cost containment.
     Equity-based compensation expense recognized during the December 2008 quarter in cost of goods sold and operating expenses was $2.8 million and $11.2 million, respectively. Equity-based compensation expense recognized during the September 2008 quarter in cost of goods sold and operating expenses was $3.3 million and $12.1 million, respectively.
     Our cash and cash equivalents, short-term investments, and restricted cash and investments totaled approximately $1.1 billion as of December 28, 2008 compared to $1.2 billion as of September 28, 2008. Cash used by operations was approximately $(39.0) million during the December 2008 quarter compared with cash provided by operations of $43.1 million during the September 2008 quarter.
RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	December 28,	September 28,	December 23,
	2008	2008	2007
Shipments (in millions)	$226	$345	$593

North America	17%	15%	17%
Europe	12%	11%	13%
Asia Pacific	12%	11%	13%
Taiwan	20%	16%	19%
Korea	17%	29%	19%
Japan	22%	18%	19%
     Shipments for the December 2008 quarter decreased sequentially by 34% and year-over-year by 62%, reflecting the industry and economic environments noted above. During the December 2008 quarter, 300 millimeter applications represented approximately 85% of total system shipments and 85% of total system shipments were for applications at less than or equal to the

90 nanometer technology node. Total system shipments market segmentation for the December quarter was as follows: Memory at approximately 48%, Integrated Device Manufacturers and Logic at 24% and Foundry at 28%.
Revenue

	Three Months Ended			Six Months Ended
	December 28,	September 28,	December 23,	December 28,	December 23,
	2008	2008	2007	2008	2007
Revenue (in thousands)	$283,409	$440,361	$610,320	$723,770	$1,294,941

North America	15%	15%	18%	15%	18%
Europe	10%	10%	12%	10%	10%
Asia Pacific	8%	17%	10%	14%	12%
Taiwan	17%	14%	20%	15%	21%
Korea	22%	27%	17%	25%	21%
Japan	28%	17%	23%	21%	18%
     The sequential quarterly revenue declines and the year over year revenue declines for the three and six months ended December 28, 2008 reflect a continued decline in demand for our products reflecting the industry and economic environments noted above. Our revenue levels are correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continued to account for a significant portion of our revenues and represents a substantial amount of worldwide capacity additions for semiconductor manufacturing. Our deferred revenue balance decreased to $68.4 million as of December 28, 2008 compared to $193.6 million as of June 29, 2008, consistent with the decline in customer spending levels. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue from shipments to Japanese customers was approximately $8.6 million as of December 28, 2008.
Gross Margin

	Three Months Ended			Six Months Ended
	December 28,	September 28,	December 23,	December 28,	December 23,
	2008	2008	2007	2008	2007
	(in thousands, except percentages)
Gross Margin	$101,352	$183,110	$307,661	$284,462	$651,548
Percent of total revenue	35.8%	41.6%	50.4%	39.3%	50.3%
     In the quarter ended December 2008, gross margin as a percent of revenues decreased as a result of restructuring charges, product mix and reduced manufacturing and field support utilization levels. Restructuring and asset impairment charges of $7.7 million in the December 2008 quarter and $3.0 million in the September 2008 quarter are included in gross margin. The reduction in gross margin during the three and six months ended December 28, 2008 compared with the same periods in the prior year was also primarily due to restructuring charges and asset impairments, unfavorable product mix and reduced manufacturing and field utilization levels consistent with reduced business activity.
Research and Development

	Three Months Ended			Six Months Ended
	December 28,	September 28,	December 23,	December 28,	December 23,
	2008	2008	2007	2008	2007
	(in thousands, except percentages)
Research & Development (“R&D”)	$68,781	$81,563	$80,243	$150,344	$156,531
Percent of total revenue	24.3%	18.5%	13.1%	20.8%	12.1%
     We continue to make significant investments in R&D focused on plasma etch, single wafer clean and new products. The decrease in R&D expenses during the December 2008 quarter compared to the September 2008 quarter is mainly due to the reduction of variable compensation and cost controls including a reduction of approximately $3 million in salaries and benefits, $2 million in incentive-based compensation, and $8 million in outside services and supplies.
     The decrease in R&D expenses during the three and six months ended December 28, 2008 compared to the same periods in the prior year is mainly due to the reduction of variable compensation and cost controls, offset by the inclusion of the results of SEZ. Decreases during the three months ended December 28, 2008, compared to the same period in the prior year, include approximately $6 million in lower incentive-based compensation on lower profits, and approximately $12 million in outside services and supplies, partially offset by an increase of $2 million in equity-based compensation and an increase of $2 million in depreciation and amortization related to the inclusion of SEZ.

     The decrease in R&D expenses during the six months ended December 28, 2008, compared to the same period in the prior year, include approximately $11 million in lower incentive-based compensation on lower profits, $11 million in reduced spending for outside services and supplies, partially offset by an increase of $3 million in equity-based compensation and increases in salaries and benefits costs of approximately $5 million and $4 million in depreciation and amortization due to the inclusion of SEZ.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 28,	September 28,	December 23,	December 28,	December 23,
	2008	2008	2007	2008	2007
	(in thousands, except percentages)
Selling, General & Administrative (“SG&A”)	$59,842	$69,060	$66,084	$128,902	$135,797
Percent of total revenue	21.1%	15.7%	10.8%	17.8%	10.5%
     The sequential decrease in SG&A expenses during the December 2008 quarter is mainly due to the reduction of variable compensation, and the reduction in the Company’s liability to participants in the executive deferred compensation program resulting from the recent stock market declines. These decreases included approximately $2 million in salary and benefits, $7 million in incentive-based compensation on lower profits, and $1 million in equity-based compensation.
     The decrease in SG&A expenses during the three months December 28, 2008 compared to the same period in the prior year was driven by reductions of approximately $13 million in incentive-based compensation, partially offset by increases of $2 million in equity-based compensation, and $3 million in salary and benefit costs for increases of headcount and employee base compensation as the result of the inclusion of SEZ.
     The decrease in SG&A expenses during the six months ended December 28, 2008 compared to the same period in the prior year was driven by reductions of approximately $25 million in incentive-based compensation on lower profits, partially offset by increases of $9 million in salary and benefit costs related to increased headcount including the inclusion of the Spin Clean Division, and $4 million in equity-based compensation.
Restructuring and Asset Impairments
     During the June 2008 quarter we incurred expenses for restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). We incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with our product line integration road maps. During the December 2008 quarter we incurred expenses for restructuring and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). The charges during the December 2008 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.
     Prior to the end of the June, September, and December 2008 quarters, we initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan and December 2008 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.
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
     We recorded net restructuring charges and asset impairments during the September 2008 quarter of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $12.5 million. We also recorded additional asset impairments related to product line integration road maps of $6.5 million. Of the total $19.0 million in charges, $3.0 million was recorded in cost of goods sold and $16.0 million was recorded in operating expenses in our consolidated statement of operations for the three months ended September 28, 2008.
     We recorded net restructuring charges and asset impairments during the December 2008 quarter of approximately $17.8 million, consisting of severance and benefits for involuntarily terminated employees of $16.4 million. We also recorded approximately $0.8 million related to asset impairments and $0.6 million related to excess facilities. Of the total $17.8 million in charges, $7.7 million was recorded in cost of goods sold and $10.1 million was recorded in operating expenses in our consolidated statement of operations for the three months ended December 28, 2008.
     As a result of the June 2008, September 2008, and December 2008 quarters’ restructuring activity, we expect annual savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $94 million. These estimated savings from the June 2008 and December 2008 Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances.
     Below is a table summarizing activity relating to the June 2008 Plan:

	Severance
	and		Abandoned
	Benefits	Facilities	Assets	Inventory	Total
	(in thousands)
June 2008 quarter expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

September 2008 quarter expense	12,554	—	3,395	3,067	19,016
Cash payments	(1,098)	(215)	—	—	(1,313)
Non-cash charges	—	—	(3,395)	(3,067)	(6,462)

Balance at September 28, 2008	16,042	684	—	—	16,726

Cash payments	(2,483)	(52)	—	—	(2,535)

Balance at December 28, 2008	$13,559	$632	$—	$—	$14,191

     Below is a table summarizing activity relating to the December 2008 Plan:

	Severance
	and
	Benefits	Facilities	Inventory	Total
	(in thousands)
December 2008 quarter expense	$16,412	$618	$819	$17,849
Cash payments	(4,998)	—	—	(4,998)
Non-cash charges	—	(618)	(819)	(1,437)

Balance at December 28, 2008	$11,414	$—	$—	$11,414

     The severance and benefits-related costs are anticipated to be utilized by the end of fiscal year 2009. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be utilized by the end of fiscal year 2009.

Other Income (Expense), Net
     Other income (expense), net consisted of the following:

	Three Months Ended			Six Months Ended
	December 28,	September 28,	December 23,	December 28,	December 23,
	2008	2008	2007	2008	2007
	(in thousands)
Interest income	$8,131	$7,796	$14,685	$15,927	$27,972
Interest expense	(2,483)	(2,553)	(3,357)	(5,036)	(6,793)
Foreign exchange gain (loss)	(13,565)	3,266	(10,823)	(10,299)	(12,190)
Charitable contributions	—	—	(408)	—	(908)
Other, net	684	508	(134)	1,192	(485)

	$(7,233)	$9,017	$(37)	$1,784	$7,596

     Interest income decreased during the three and six months ended December 28, 2008 compared with the same periods in the prior year due to both decreases in average cash and investment balances as well as decreases in interest rate yields.
     During the three and six months ended December 28, 2008, our interest expense decreased compared with the corresponding periods of September 28, 2008 and December 23, 2007 as a result of decreases in interest rate yields, the effect of which was partially offset by an increase in long-term debt balances as a result of the SEZ acquisition.
     Included in foreign exchange losses during the three and six months ended December 28, 2008 were $7.6 million of losses associated with the Company’s accelerated tax planning strategy and $4.0 million of deferred net losses associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring due to a significant decline in the market. Included in foreign exchange losses during the three and six months ended December 23, 2007 is an unrealized loss related to the change in fair value of $7.2 million on the Company’s hedge of the Swiss franc related to the Company’s acquisition of SEZ which closed on March 11, 2008.
     A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Quarterly Report on Form 10-Q under the heading “Our Future Success Depends on International Sales and Management of Global Operations.”
Income Tax Expense
     Our effective tax rate for the three and six months ended December 28, 2008 was approximately 45.8% and 19.9%, respectively. Our effective tax rates for the three and six months ended December 23, 2007 were 28.7% and 28.1%, respectively. We recorded the following material discrete events during the December 2008 quarter: (1) a tax benefit of $6.5 million for restructuring cost, (2) a tax benefit of $5.8 million related to the extension of the federal research credit as it pertains to our fiscal year 2008, (3) a tax expense of $5.4 million related to the application of certain foreign tax rulings, (4) a tax expense of $1.3 million related to deferred taxes for leases, and (5) a tax expense of $ 1.1 million of FIN 48 interest. The overall change in the effective tax rate in all periods is impacted by the jurisdictional mix of income and significant discrete items mentioned above. We calculate our interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). In applying APB 28 and FIN 18 to the income tax provision computation for the period ended December 2008, we excluded from our calculation the effective tax rate losses of a certain foreign jurisdiction since we cannot benefit those losses due to application of certain foreign tax rulings.
     The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, during the quarter ended December 28, 2008, we recorded a $5.8 million tax benefit related to the extension of the federal research credit as it pertains to our fiscal year 2008.
     Assembly Bill 1452, enacted on September 30, 2008 by the State of California, limits the amount of tax credits that can be utilized on the tax return. This change did not have any impact on our effective tax rate since the tax credits not utilized in the current year can be used to offset future tax liability.
     Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in various tax jurisdictions throughout the world. We have implemented strategies intended to limit our tax liability on the sale of our products worldwide. These tax strategies are intended to align the asset ownership and functions of our various legal entities around the world with our forecasts of the level, timing and sources of future revenues and profits. This tax strategy centers on maximizing our earnings in low tax jurisdictions and reducing earnings in high tax jurisdictions. In periods of losses, this strategy results in the accumulation of most of the losses in low tax jurisdictions and the generation of profits in other tax jurisdictions resulting in highly variable effective rates.

Deferred Income Taxes
     We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards of $161.5 million and $173.0 million as of December 28, 2008 and June 29, 2008, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $39.2 million and a valuation allowance of $3.4 million as of December 28, 2008 and deferred tax liabilities of $53.1 million and a valuation allowance of $3.4 million as of June 29, 2008, respectively.
     Deferred tax assets increased by approximately $2.3 million from June 29, 2008 to December 28, 2008. The increase was primarily due to changes in deferred taxes in certain foreign jurisdictions due to the implementation of our tax strategy.
     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $3.4 million relates to certain deferred tax assets acquired in the SEZ acquisition. Any subsequently recognized tax benefits associated with valuation allowances recorded in the SEZ acquisition will be recorded as an adjustment to goodwill. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.
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
     Goodwill and Intangible Assets: We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
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
Recent Accounting Pronouncements
     On June 30, 2008, we adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact from the adoption of SFAS No. 157 to our consolidated financial statements. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by us beginning in our fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSP FAS 157-3 is effective immediately and we have adopted its provisions with respect to our financial assets and liabilities as of September 28, 2008. The impact of adopting the non delayed portions of SFAS No. 157 is more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements.
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
LIQUIDITY AND CAPITAL RESOURCES
     As of December 28, 2008, we had $1.1 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $1.2 billion as of June 29, 2008. Cash provided from operating activities was $4.1 million for the six months ended December 28, 2008.
Cash Flows From Operating Activities
     Net cash provided by operating activities of $4.1 million during the six months ended December 28, 2008, consisted of (in millions):

Net loss	$(15.3)
Non-cash charges:
Depreciation and amortization	35.1
Equity-based compensation	29.5
Restructuring charges, net	36.9
Net tax benefit on equity-based compensation plans	(2.5)
Deferred income taxes	(2.3)
Changes in operating asset accounts	(83.0)
Other	5.7

$4.1

     Significant changes in operating accounts included above during the six months ended December 28, 2008 included the following uses of cash: decreases in accrued expenses and other liabilities of approximately $99 million, deferred profit of $74 million, and accounts payable of $49 million. These uses of cash were partially offset by decreases in accounts receivable of approximately $122 million, prepaid expenses and other assets of $13 million, and inventories of $7 million. These changes in operating accounts are consistent with decreased business volumes.

Cash Flows from Investing Activities
     Net cash used for investing activities during the six months ended December 28, 2008 was $42.3 million and included the transfer of restricted cash and investments of approximately $48 million, capital expenditures of $28 million, acquisitions of businesses of $11 million which included the acquisition of the remaining shares outstanding of SEZ and the completion of the acquisition of assets related to Bullen Semiconductor (Suzhou) Co., Ltd.. These uses of cash were partially offset by approximately $47 million in net sales of available-for-sale securities.
Cash Flows from Financing Activities
     Net cash used for financing activities during the six months ended December 28, 2008 was $29.5 million, and included $27 million of share repurchases, $15 million in principal payments on long-term debt and capital lease obligations, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $12 million.
     Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 28, 2008 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.
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
Off-Balance Sheet Arrangements and Contractual Obligations
     We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $113.5 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement.

				Long-term
	Operating	Capital	Purchase	Debt and
	Leases	Leases	Obligations	Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$11,054	$1,414	$120,213	$35,691	$168,372
1-3 years	14,589	4,487	70,839	233,487	323,402
3-5 years	8,263	3,932	49,067	6,723	67,985
Over 5 years	147,389	14,094	23,343	—	184,826

Total	$181,295	$23,927	$263,462	$275,901	$744,585

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
     Included in the Operating Leases Over 5 years section of the table above is $143.9 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus and properties in Livermore, California.
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
     We will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $167.4 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for our obligations under the Operating Leases. We completed construction of one of two Livermore properties on December 1, 2008. Upon completion of construction of this property, the property was no longer governed by the Construction Agreement, and is now part of the Operating Leases. As of December 28, 2008, we had $154.8 million recorded as restricted cash and short-term investments in our consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.
     Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. We have guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by us under the Operating Leases is no more than approximately $143.9 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $167.4 million plus related indemnification or other obligations).
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
Purchase Obligations
     Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at December 28, 2008 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.
     Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At December 28, 2008, vendor-owned inventories held at our locations and not reported as our inventory were $27.9 million.
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
     Under the Credit Agreement, we borrowed $250 million in principal amount for general corporate purposes. The loan under the Credit Agreement is a non-revolving term loan with the following remaining repayment terms as of December 28, 2008: (a) $12.5 million of the principal amount due in the June 2009 and December 2009 quarters, and (b) the payment of the remaining principal amount on March 6, 2010. During the quarter ended December 28, 2008, we made a scheduled principal repayment of $12.5 million. The outstanding principal amount bears interest at LIBOR plus 0.75% per annum or, alternatively, at the Agent’s “prime rate.” We may prepay the loan under the Credit Agreement in whole or in part at any time without penalty. The Credit Agreement contains customary representations, warranties, affirmative covenants and events of default, as well as various negative covenants (including maximum leverage ratio, minimum liquidity and minimum EBITDA).
     Our total long-term debt of $267.9 million as of December 28, 2008 includes the $237.5 million under the Credit Agreement noted above and $30.4 million from SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs. The current portion of long-term debt was $29.3 million as of December 28, 2008.
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
     We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of December 28, 2008, we have not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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
Warranties
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
     We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 28, 2008 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, the current uncertainty in the global economic conditions and the recent disruption in credit markets have impacted customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If the current situation deteriorates further, our business could suffer further negative impacts.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Exchange Act Rule 13a-15(b), as of December 28, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
We Face Risks Related to the Deterioration in the General Economic Outlook and the Downturn in the Semiconductor Industry
     Current global economic conditions have impacted customer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers, and creditors. Additionally, some of our customers’ ability to access credit has been adversely affected, which limits their ability to purchase our products and services. The degree of the impact on our business of the current credit and economic environment will depend on a number of factors, including the duration and severity of the recession facing the U.S. economy and the global economy generally, and the semiconductor industry specifically. This impact may cause potential material adverse changes to our results of operations and financial condition including, but not limited to:
•	an increase in reserves on accounts receivable due to our customers’ inability to pay us.

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory

•	additional valuation allowances on deferred tax assets

•	additional restructuring charges

•	asset impairments including the potential impairment of goodwill and other intangible assets

•	our investments may decrease in value

•	we may violate debt covenants

•	we may be exposed to claims from our suppliers for inventory that we order in anticipation of customer purchases that do not come to fruition

•	we may have problems maintaining reliable and uninterrupted sources of supply

•	demand for our products may continue to fall.
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
The Results of Our Independent Committee Review of Our Historical Stock Option Practices and Resulting Restatements May Continue to Have Adverse Effects on Our Financial Results
     The review by a special committee of our Board of Directors consisting of two independent Board members (the “Independent Committee”) of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We amortized less than $0.1 million of compensation expense under Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we have taken and will continue to take remedial actions to make such employees including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities which were approximately $53 million as of December 28, 2008. Such actions have caused and in the future may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of our Annual Report on Form 10-K as of and for the year ended June 24, 2007 (“2007 Form 10-K”) for further discussion.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and will be funded using the Company’s available cash. The Company suspended repurchases under the Board authorized program prior to the end of the December 2008 quarter. Share repurchases under the authorizations were as follows:

			Total Number
			of Shares
	Total		Purchased as	Amount
	Number of		Part of Publicly	Available
	Shares	Average	Announced	Under
	Repurchased	Price Paid	Plans or	Repurchase
Period	(1)	Per Share	Programs	Program
	(in thousands, except per share data)
June 30 - July 27, 2008	—	$—	—	$—

July 28 - August 24, 2008	—	$—	—	$—
Authorization of up to $250 million — September 2008				$250,000
August 25 - September 28, 2008	84	$30.00	1	$249,985
September 29, 2008 - October 19, 2008	575	$23.44	571	$236,618
October 20, 2008 - November 23, 2008	489	$20.02	482	$226,942
November 24, 2008 - December 28, 2008	64	$19.15	—	$226,942

Total	1,212	$22.47	1,054	$226,942

(1)	In addition to shares repurchased under Board authorized repurchase programs and included in this column are 158,484 shares which the Company withheld through net share settlements during the six months ended December 28, 2008 upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
          The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 6, 2008.
     Out of 125,746,309 shares of Common Stock (as of the record date of September 12, 2008) entitled to vote at the meeting, 114,073,600 shares were present in person or by proxy.
     The results of voting on the following items were as set forth below:
(1) The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

	FOR	WITHHELD

JAMES W. BAGLEY	110,122,004	3,951,595
DAVID G. ARSCOTT	110,404,799	3,668,800
ROBERT M. BERDAHL	110,453,778	3,619,821
RICHARD J. ELKUS, JR.	107,399,410	6,674,189
JACK R. HARRIS	107,399,824	6,673,775
GRANT M. INMAN	113,453,840	619,759
CATHERINE P. LEGO	113,461,109	612,490
STEPHEN G. NEWBERRY	110,403,710	3,669,889
SEIICHI WATANABE	113,463,763	609,836
PATRICIA S. WOLPERT	110,459,949	3,613,650
(2) Ratification of appointment of Ernst and Young LLP as independent registered public accounting firm for the Company for the fiscal year ending June 28, 2009 was as follows:

FOR	AGAINST	ABSTAIN

110,141,218	3,909,921	22,461
ITEM 5. Other Information
      The following information is being provided pursuant to Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers of Form 8-K.
      Effective February 9, 2009, the annual base salary for Stephen G. Newberry, President and Chief Executive Officer, will decrease by 17.50% and the annual base salaries for Martin B. Anstice, Executive Vice President and Chief Operating Officer, and Ernest E. Maddock, Senior Vice President and Chief Financial Officer, will decrease by 12.5%.
ITEM 6. Exhibits
(a) Exhibits

LAM RESEARCH CORPORATION
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 6, 2009

LAM RESEARCH CORPORATION (Registrant)
/s/ Ernest E. Maddock
Ernest E. Maddock
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.14	Lam Research Corporation 2004 Executive Incentive Plan, as amended

10.148	Amendment to Employment Agreement for Stephen G. Newberry, dated December 17, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)