Form 10-Q
period 2009-03-29
LAM RESEARCH CORP
filed 2009-05-08
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-12933

LAM RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2634797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Cushing Parkway Fremont, California 94538	94538
(Address of principal executive offices including zip code)	(Zip Code)

(510) 572-0200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2009, there were 126,394,509 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 29, 2009	June 29, 2008
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$374,648	$732,537
Short-term investments	248,500	326,199
Accounts receivable, less allowance for doubtful accounts of $10,717 as of March 29, 2009 and $4,102 as of June 29, 2008	196,842	412,356
Inventories	260,667	282,218
Deferred income taxes	90,541	96,748
Prepaid expenses and other current assets	82,273	67,649

Total current assets	1,253,471	1,917,707
Property and equipment, net	225,864	235,735
Restricted cash and investments	183,277	146,072
Deferred income taxes	15,281	19,793
Goodwill	170,675	281,298
Intangible assets, net	97,574	121,889
Other assets	87,340	84,261

Total assets	$2,033,482	$2,806,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$39,177	$89,158
Accrued expenses and other current liabilities	289,471	390,062
Deferred profit	36,076	128,250
Current portion of long-term debt and capital leases	5,274	30,209

Total current liabilities	369,998	637,679
Long-term debt and capital leases	39,943	276,121
Income taxes payable	99,807	85,611
Other long-term liabilities	20,476	23,400

Total liabilities	530,224	1,022,811
Minority interests	—	5,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 125,652 shares at March 29, 2009 and 125,187 shares at June 29, 2008	126	125
Additional paid-in capital	1,361,715	1,332,159
Treasury stock, at cost, 34,890 shares at March 29, 2009 and 34,220 shares at June 29, 2008	(1,501,724)	(1,490,701)
Accumulated other comprehensive income (loss)	(69,595)	10,620
Retained earnings	1,712,736	1,926,394

Total stockholders’ equity	1,503,258	1,778,597

Total liabilities and stockholders’ equity	$2,033,482	$2,806,755

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Total revenue	$174,412	$613,810	$898,182	$1,908,751
Cost of goods sold	127,680	320,201	556,212	963,594
Cost of goods - 409A expense	—	6,401	—	6,401
Cost of goods sold - restructuring and asset impairments	10,217	—	20,993	—

Total cost of goods sold	137,897	326,602	577,205	969,995

Gross margin	36,515	287,208	320,977	938,756

Research and development	70,434	80,576	220,778	237,107
Selling, general and administrative	58,515	74,491	185,813	210,288
Goodwill impairment	89,076	—	89,076	—
Restructuring and asset impairments	13,028	—	39,117	—
409A expense	646	43,784	2,250	43,784
In-process research and development	—	2,074	—	2,074

Total operating expenses	231,699	200,925	537,034	493,253

Operating income (loss)	(195,184)	86,283	(216,057)	445,503
Other income, net	13,497	49,605	15,281	57,201

Income (loss) before income taxes	(181,687)	135,888	(200,776)	502,704
Income tax expense	16,672	32,364	12,882	135,533

Net income (loss)	$(198,359)	$103,524	$(213,658)	$367,171

Net income (loss) per share:
Basic net income (loss) per share	$(1.58)	$0.83	$(1.70)	$2.95

Diluted net income (loss) per share	$(1.58)	$0.82	$(1.70)	$2.90

Number of shares used in per share calculations:
Basic	125,566	124,768	125,368	124,509

Diluted	125,566	126,549	125,368	126,531

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	March 29, 2009	March 30, 2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(213,658)	$367,171
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,723	35,477
Deferred income taxes	10,632	(22,009)
Equity-based compensation expense	39,684	30,887
Income tax benefit on equity-based compensation plans	(13,121)	56,657
Excess tax benefit on equity-based compensation plans	6,510	(37,238)
Net gain on settlement of call option	—	(33,694)
Goodwill impairment	89,076	—
Restructuring and asset impairments	60,110	—
Other, net	6,818	(2,867)
Changes in operating asset accounts	(60,783)	(4,512)

Net cash provided by (used for) operating activities	(20,009)	389,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(38,434)	(57,852)
Acquisitions of businesses, net of cash acquired	(19,457)	(475,656)
Purchases of available-for-sale securities	(198,311)	(152,834)
Sales and maturities of available-for-sale securities	279,019	204,150
Purchase of call option	—	(13,506)
Proceeds from settlement of call option	—	46,962
Purchase of other investments	(3,439)	(4,560)
Other	(10,375)	—
Transfer of restricted cash and investments	(47,748)	(1,762)

Net cash used for investing activities	(38,745)	(455,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(255,136)	(250,214)
Net proceeds from issuance of long-term debt	625	250,000
Excess tax benefit on equity-based compensation plans	(6,510)	37,238
Treasury stock purchases	(27,749)	(10,962)
Reissuances of treasury stock	13,526	7,301
Proceeds from issuance of common stock	5,727	10,106

Net cash provided by (used for) financing activities	(269,517)	43,469

Effect of exchange rate changes on cash	(29,618)	103
Net decrease in cash and cash equivalents	(357,889)	(21,614)
Cash and cash equivalents at beginning of period	732,537	573,967

Cash and cash equivalents at end of period	$374,648	$552,353

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2009

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 29, 2008, which are included in the Annual Report on Form 10-K as of and for the year ended June 29, 2008 (the “2008 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts the Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at www.lamresearch.com.

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2009 and includes 52 weeks. The quarter ended March 29, 2009 included 13 weeks and the quarter ended March 30, 2008 included 14 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

On June 30, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact to the Company’s consolidated financial statements from the adoption of SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSP FAS 157-3 is effective immediately and the Company has adopted its provisions with respect to its financial assets and liabilities as of September 28, 2008. The impact of adopting the non-delayed portions of SFAS No. 157 is more fully described in Note 4.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests to stockholders’ equity. The Company does not believe the adoption of SFAS No. 160 will have a material impact on its results of operations and financial condition.

On December 29, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS No. 161”). There was no material impact to the Company’s consolidated financial statements from the adoption of SFAS No. 161. SFAS No. 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. See Note 4 for additional information.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-4 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 107-1 and APB 28-1 on its consolidated results of operations and financial condition.

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has adopted stock plans that provide for the grant to eligible participants of equity-based awards, including stock options and restricted stock units, of Lam Research common stock (“Common Stock”). The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase its Common Stock.

The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The Company recognized the following equity-based compensation expense and related income tax benefit in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in millions)
Equity-based compensation expense	$10.2	$10.3	$39.7	$30.9
Income tax benefit related to equity-based compensation expense	$1.7	$1.4	$6.9	$4.4

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis for awards granted after the adoption of SFAS No. 123R and on a graded vesting basis for awards granted prior to the adoption of SFAS No. 123R.

Stock Options and Restricted Stock Units

The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan (together with the 2007 Stock Incentive Plan, the “Plans”). As of March 29, 2009, there were a total of 3,640,532 equity-based awards issued and outstanding. There were an additional 11,883,733 shares reserved and available for future issuance under the 2007 Stock Incentive Plan as of March 29, 2009.

The Company did not grant any stock options during the three and nine months ended March 30, 2008.

A summary of stock option activity under the Plans as of March 29, 2009 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of March 29, 2009 (in thousands)
Outstanding at June 29, 2008	2,607	$21.60	1.59
Granted	476	20.21	4.92
Exercised	(457)	12.53
Forfeited or expired	(733)	24.92

Outstanding at March 29, 2009	1,893	$22.15	2.37	$6,871

Exercisable at March 29, 2009	1,415	$22.82	1.51	$5,037

The total intrinsic value of options exercised was as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in millions)
Intrinsic value of options exercised	$1.8	$—	$6.1	$18.6

There were no options exercised during the three months ended March 30, 2008 due to the suspension of the Plans as a result of the Company’s inability to register securities under Form S-8 due to the Company’s inability to timely file its SEC filings as a result of the voluntary internal stock option review conducted during that time period.

Stock options granted during the quarter ended March 29, 2009 were valued using the Black-Scholes model, assuming no expected dividends and the following weighted-average assumptions:

Expected term:	4.0	years
Expected volatility:	46.9%
Risk-free interest rate:	2.07%

As of March 29, 2009, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized over a weighted average remaining period of 1.9 years.

Cash received from stock option exercises was as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in millions)
Cash received from stock option exercises	$1.3	$—	$5.7	$10.1

A summary of the status of the Company’s restricted stock units as of March 29, 2009 and changes during the nine months then ended is presented below:

Nonvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Nonvested at June 29, 2008	1,696	$46.51
Granted	906	27.67
Vested	(673)	49.77
Forfeited	(181)	44.69

Nonvested at March 29, 2009	1,748	$35.74

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 29, 2009, there was $31.8 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining period of 0.8 years.

ESPP

The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. As of March 29, 2009, there were a total of 7,695,373 shares available for issuance under the 1999 ESPP.

Awards under the 1999 ESPP were valued using the Black-Scholes model and were valued assuming no expected dividends and the following weighted-average assumptions for the three and nine months ended March 29, 2009:

Expected term:	0.68	years
Expected volatility:	74.00%
Risk-free interest rate:	0.41%

As of March 29, 2009, there was $7.9 million of total unrecognized compensation cost related to the 1999 ESPP that is expected to be recognized over a remaining period of 0.8 years.

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

Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company had no Level 3 assets or liabilities as of March 29, 2009.

The following table sets forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis during the quarter, by level, within the fair value hierarchy at March 29, 2009:

		Fair Value Measurement at March 29, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Fixed Income
Cash equivalents	$298,532	$298,532	$—	$—
U.S. Treasuries and Agencies	46,330	43,871	2,459
Government Sponsored Enterprises	21,554	—	21,554	—
Bank and Corporate Notes	207,738	—	207,738	—
Municipal Notes and Bonds	143,099	—	143,099	—

Total fixed income	717,253	342,403	374,850	—
Equities	7,352	7,352	—	—
Derivatives assets	1,256	—	1,256	—

Total	$725,861	$349,755	$376,106	$—

Liabilities
Derivatives liabilities	$1,175	$—	$1,175	$—

The amounts in the table above are reported in the consolidated balance sheet as of March 29, 2009 as follows:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$285,530	$285,530	$—	$—
Short-term investments	248,500	43,871	204,629	—
Restricted cash and investments	183,223	13,002	170,221	—
Prepaid expenses and other current assets	1,256	—	1,256	—
Other assets	7,352	7,352	—	—

	$725,861	$349,755	$376,106	$—

Accrued expenses and other current liabilities	$1,175	$—	$1,175	$—

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

Cash Flow Hedges

The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of forecasted Japanese yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during the three months ended March 29, 2009 and March 30, 2008 and during the nine months ended March 30, 2008 associated with ineffectiveness or forecasted transactions that failed to occur. There were $4.0 million of deferred net losses, net of tax, associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and were recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations during the nine months ended March 29, 2009. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At March 29, 2009, the Company expected to reclassify the entire amount associated with the $0.2 million of gains accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

As of March 29, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as SFAS 133 Hedging Instruments:	Derivatives Not Designated as SFAS 133 Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$22,579	$—
Sell JPY		26,391
BUY CHF		133,630
BUY EUR		98,614
BUY TWD		47,619

	$22,579	$306,254

The fair value of derivatives instruments in the Company’s condensed consolidated balance sheets as of March 29, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as SFAS No. 133 hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other assets	$1,242	Accrued expenses	$(511)
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange forward contracts	Prepaid expenses and other assets	14	Accrued expenses	(664)

		$1,256		$(1,175)

The effect of derivative instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations for the nine months ended March 29, 2009 was as follows:

Derivatives Designated as SFAS 133 Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(10,078)	$(4,363)	$(2,973)	$1,449

(1)	Amount recognized in other comprehensive income (effective portion).

(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue.

(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.

(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s condensed consolidated statement of operations for the nine months ended March 29, 2009 was as follows:

Derivatives Not Designated as SFAS 133 Hedging Instruments:	Gain (Loss) Recognized (5)
(in thousands)
Foreign exchange forward contracts	$(7,027)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	March 29, 2009	June 29, 2008
	(in thousands)
Raw materials	$156,515	$157,135
Work-in-process	33,791	54,684
Finished goods	70,361	70,399

	$260,667	$282,218

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 29, 2009	June 29, 2008
	(in thousands)
Manufacturing, engineering and office equipment	$256,460	$244,378
Computer equipment and software	69,502	73,237
Land	16,072	16,785
Buildings	62,849	59,102
Leasehold improvements	47,060	46,300
Furniture and fixtures	13,557	12,104

	465,500	451,906
Less: accumulated depreciation and amortization	(239,636)	(216,171)

	$225,864	$235,735

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the balance of goodwill during the nine months ended March 29, 2009 were as follows:

(in thousands)
Balance as of June 29, 2008	$281,298
Additional share purchases / acquisitions	10,960
Tax adjustments	(3,186)
Goodwill impairment	(89,076)
Effect of changes in foreign currency exchange rates	(29,321)

Balance as of March 29, 2009	$170,675

As a result of a combination of factors, including the current economic environment, a sustained decline in the Company’s market valuation and a decline in the Company’s operating results, the Company has concluded, in accordance with Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, that the fair value of its Clean Product Group has been reduced below its carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of approximately $89.1 million during the quarter ended March 29, 2009. The goodwill impairment charge is based on the Company’s current best estimate.

Due to the complexities involved in determining the implied fair value of goodwill of the Clean Product Group, the Company expects to finalize its goodwill impairment analysis during the fourth quarter of fiscal year 2009 and there could be adjustments to the goodwill impairment charge when the goodwill impairment analysis is completed. Any adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the Company’s financial statements for the quarter ending June 28, 2009.

If the Company’s future operating results do not meet current forecasts or if the Company experiences a sustained decline in its market capitalization that is determined to be indicative of a reduction in fair value of the Company’s Clean Product Group, an additional impairment analysis may be required which may result in additional impairment charges.

Goodwill attributable to the SEZ acquisition of approximately $106 million is not tax deductible due to foreign jurisdiction law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of March 29, 2009 (in thousands, except years):

	Gross	Accumulated Amortization	Changes in Foreign Currency Exchange Rates	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(12,318)	$—	$22,908	6.90
Existing technology	61,598	(9,837)	(7,204)	44,557	6.70
Other intangible assets	35,216	(16,977)	(1,298)	16,941	4.10
Patents	20,270	(7,102)	—	13,168	6.13

	$152,310	$(46,234)	$(8,502)	$97,574	6.07

The following table provides details of the Company’s intangible assets subject to amortization as of June 29, 2008 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(8,501)	$26,725	6.90
Existing technology	61,598	(4,008)	57,590	6.70
Other intangible assets	35,216	(10,157)	25,059	4.10
Patents	17,710	(5,195)	12,515	7.40

	$149,750	$(27,861)	$121,889	6.20

The Company recognized $6.2 million and $18.2 million in intangible asset amortization expense during the three and nine months ended March 29, 2009, respectively. The Company recognized $4.2 million and $11.3 million in intangible asset amortization expense during the three and nine months ended March 30, 2008, respectively.

The estimated future amortization expense of purchased intangible assets as of March 29, 2009 is as follows (in thousands):

Fiscal Year	Amount
2009 (three months)	$6,072
2010	24,064
2011	21,083
2012	17,833
2013	16,403
Thereafter	12,119

$97,574

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 29, 2009	June 29, 2008
	(in thousands)
Accrued compensation	$167,957	$225,227
Warranty reserves	25,945	61,308
Income and other taxes payable	10,421	32,589
Restructuring	26,091	5,487
Other	59,057	65,451

	$289,471	$390,062

As a result of determinations made in connection with the Company’s voluntary independent stock option review, the Company considered the application of Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law to certain stock option grants where, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, intrinsic value existed at the time of grant. In the event such stock option grants are not considered as issued at fair market value at the original grant date under the IRC and applicable regulations thereunder, these options are subject to Section 409A. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume the tax liability of certain employees, including the Company’s Chief Executive Officer and certain other executive officers, with options subject to Section 409A. The assumed 409A liability was $53.1 million and $50.9 million as of March 29, 2009 and June 29, 2008, respectively, and is included in accrued compensation in the table above. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of the Company’s 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)
Interest income	$5,360	$12,426	$21,287	$40,398
Interest expense	(1,146)	(2,866)	(6,182)	(9,659)
Foreign exchange gains	10,911	40,696	612	28,506
Charitable contributions	—	—	—	(908)
Other, net	(1,628)	(651)	(436)	(1,136)

	$13,497	$49,605	$15,281	$57,201

NOTE 10 — INCOME TAX EXPENSE

The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB No. 28”) and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”). In applying APB No. 28 and FIN 18 to the income tax provision computation for the period ended March 29, 2009, the Company excluded from its calculation of the effective tax rate losses of a certain foreign jurisdiction since the Company cannot benefit those losses due to application of certain foreign tax rulings.

The Company’s effective tax rate for the three and nine months ended March 29, 2009 was approximately -9.2% and -6.4%, respectively. These rates differ from the statutory rate due to the geographical mix of income in higher and lower tax jurisdictions and the implementation of a tax strategy to align the future revenue and profit of SEZ with the Company’s current tax operating structure. The Company recorded the following material discrete events during the March 2009 quarter: (1) a tax benefit of ($4.6) million related to one-time restructuring costs, (2) a tax benefit of ($0.6) million for federal provision to return true up, (3) a tax benefit of ($0.1) million for foreign provision to return true up, (4) a tax expense of $0.9 million of FIN 48 interest, (5) a tax expense for a Singapore tax holiday clawback of $1.0 million, (6) a tax expense of $1.0 million for revaluation of California deferred tax assets, and (7) a tax expense of $4.2 million for California valuation allowance.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	March 29, 2009	December 28, 2008	September 28, 2008	June 29, 2008
	(in millions)
Total gross unrecognized tax benefits	$163.4	$149.6	$151.4	$143.8

If the remaining balance of $163.4 million of gross unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $115.2 million and a reduction in the effective tax rate. Approximately $14.5 million of gross unrecognized tax benefits are related to the SEZ pre-acquisition period and would result in an adjustment to goodwill of $1.6 million. The accounting treatment related to certain unrecognized tax benefits from acquired companies will change when SFAS 141R becomes effective. SFAS 141R will be effective in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of these unrecognized tax benefits will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.

As of December 28, 2008 and March 29, 2009, the Company had accrued approximately $17.7 million and $18.9 million, respectively, for the payment of interest and penalties relating to unrecognized tax benefits compared to $12.6 million as of June 29, 2008. For the three month period and nine month period ended March 29, 2009, interest and penalties related to unrecognized tax benefits increased by $1.3 million and $6.4 million, of which $4.8 million was recognized in the provision for income tax and the remaining balance of approximately $1.5 million related to the SEZ acquisition and was recorded to goodwill.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Realization of the Company’s net deferred tax assets is dependent on future taxable income. The Company believes it is more likely than not that those assets will be realized. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if the Company later determines that it is more likely than not that the deferred tax assets would be realized, the previously provided valuation allowance would be reversed. The Company’s current valuation allowance of $7.5 million recorded relates to California deferred tax assets and certain deferred tax assets acquired in the SEZ acquisition. Any subsequently recognized tax benefits associated with valuation allowances recorded in the SEZ acquisition will be recorded as an adjustment to goodwill. The Company evaluates the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of March 29, 2009, tax years 2000-2008 remain subject to examination in the U.S., and tax years 2002-2007 remain subject to examination in various foreign jurisdictions.

The Company has recorded a valuation allowance of $4.2 million this quarter reflecting the potential impacts of the recently adopted State of California rules related to the repeal of the cost of performance sales factor sourcing rule, and the single sales factor apportionment election (both were adopted on February 20, 2009, and will be effective for years beginning on or after January 1, 2011).

The “Emergency Economic Stabilization Act of 2008” (the “Act”), which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, during the quarter ended December 28, 2008, the Company recorded a $5.8 million tax benefit related to the extension of the federal research credit as it pertains to the Company’s fiscal year 2008.

Assembly Bill 1452, which was enacted on September 30, 2008 by the State of California, limits the amount of tax credits that can be utilized on the Company’s tax return. This change did not have any impact on the Company’s effective tax rate since the tax credits not utilized in the current year can be used to offset future tax liability.

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

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(198,359)	$103,524	$(213,658)	$367,171

Denominator:
Basic average shares outstanding	125,566	124,768	125,368	124,509
Effect of potential dilutive securities:
Employee stock plans	—	1,781	—	2,022

Diluted average shares outstanding	125,566	126,549	125,368	126,531

Net income (loss) per share - Basic	$(1.58)	$0.83	$(1.70)	$2.95

Net income (loss) per share - Diluted	$(1.58)	$0.82	$(1.70)	$2.90

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)
Number of potential dilutive securities excluded	3,012	142	2,394	100

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)
Net income (loss)	$(198,359)	$103,524	$(213,658)	$367,171
Foreign currency translation adjustment	(33,820)	17,251	(76,389)	22,438
Unrealized gain (loss) on fair value of derivative financial instruments, net	9,827	(16,323)	(6,706)	(18,327)
Unrealized gain on financial instruments, net	1,884	1,249	1,879	3,873
Reclassification adjustment for loss (gain) included in earnings	(3,758)	232	899	926
SFAS No. 158 adjustment	34	17	102	51

Comprehensive income (loss)	$(224,192)	$105,950	$(293,873)	$376,132

The balance of accumulated other comprehensive income (loss) is as follows:

	March 29, 2009	June 29, 2008
	(in thousands)
Accumulated foreign currency translation adjustment	$(69,777)	$6,612
Accumulated unrealized gain on derivative financial instruments	177	5,895
Accumulated unrealized gain (loss) on financial instruments	1,056	(734)
SFAS No. 158 adjustment	(1,051)	(1,153)

Accumulated other comprehensive gain (loss)	$(69,595)	$10,620

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

The acquisition was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations”, and the purchase price at the time of acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Cash consideration	$628,092
Transaction costs	11,115

$639,207

Net tangible assets	$345,494
Intangible assets	67,743
Goodwill	225,970

$639,207

NOTE 14 — LONG-TERM DEBT AND GUARANTEES

The Company’s contractual cash obligations relating to its existing capital leases and debt as of March 29, 2009 are as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,845	$4,161	$6,006
Two years	1,835	10,840	12,675
Three years	1,839	7,665	9,504
Four years	1,836	4,315	6,151
Five years	1,833	—	1,833
Over five years	13,217	—	13,217

Total	22,405	26,981	49,386
Interest on capital leases	4,169		4,169

Current portion of long-term debt and capital leases	1,113	4,161	5,274

Long-term debt and capital leases	$17,123	$22,820	$39,943

Capital Leases

Capital leases include building lease obligations assumed from the Company’s acquisition of SEZ. The amounts in the table above include the interest portion of payment obligations. The Company’s total capital lease obligations were $18.2 million as of March 29, 2009.

Long-Term Debt

On March 27, 2009, the Company paid the outstanding principal balance of $237.5 million of its existing long-term debt with ABN AMRO Bank N.V. (“ABN AMRO”) using existing cash balances. There were no penalties associated with the payment. The originally scheduled remaining principal repayment terms were (a) $12.5 million due in each of the June 2009 and December 2009 quarters and (b) the outstanding remaining principal amount of $212.5 million due on March 3, 2010. In connection with the payment, the parties agreed to terminate the ABN AMRO Credit Agreement and related Collateral Documents. ABN AMRO continues to be a participant in the Company’s operating leases with BNP Paribas Leasing Corporation and continues to provide banking services to the Company for customary fees.

The Company’s remaining total long-term debt of $27.0 million as of March 29, 2009 is the result of obligations assumed in connection with the acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.

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

The Company will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $167.4 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for its obligations under the Operating Leases. The Company completed construction of one of two Livermore properties on December 1, 2008. Upon completion of construction of this property, the property was no longer governed by the Construction Agreement, and is now part of the Operating Leases. As of March 29, 2009, the Company had $170.2 million recorded as restricted cash and short-term investments in its consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.

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

The Company has issued certain indemnifications to its lessors under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of March 29, 2009, the Company has not recorded any liability on its financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)
Balance at beginning of period	$34,570	$51,780	$61,308	$52,186
Warranties assumed from acquisitions	878	6,939	878	6,939
Warranties issued during the period	2,282	14,032	10,294	42,438
Settlements made during the period	(7,507)	(13,846)	(27,033)	(43,052)
Expirations and change in liability for pre-existing warranties during the period	(3,985)	(997)	(17,674)	(603)
Changes in foreign currency exchange rates	(293)	—	(1,828)	—

Balance at end of period	$25,945	$57,908	$25,945	$57,908

NOTE 15 — RESTRUCTURING AND ASSET IMPAIRMENTS

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

During the March 2009 quarter the Company incurred expenses for restructuring and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during the March 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

Prior to the end of each of the quarters noted above, the Company initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan, December 2008 Plan, and March 2009 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

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

The Company recorded net restructuring charges and asset impairments during the March 2009 quarter of approximately $23.2 million, consisting of severance and benefits for involuntarily terminated employees of $20.9 million. The Company also recorded approximately $1.5 million related to asset impairments and $0.8 million related to excess facilities. Of the total $23.2 million in charges, $10.2 million was recorded in cost of goods sold and $13.0 million was recorded in operating expenses in the Company’s consolidated statement of operations for the three months ended March 29, 2009.

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
June 2008 quarter expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

September 2008 quarter expense	12,554	—	3,395	3,067	19,016
Cash payments	(1,098)	(215)	—	—	(1,313)
Non-cash charges	—	—	(3,395)	(3,067)	(6,462)

Balance at September 28, 2008	16,042	684	—	—	16,726

Cash payments	(2,483)	(52)	—	—	(2,535)

Balance at December 28, 2008	13,559	632	—	—	14,191

Cash payments	(7,374)	(344)	—	—	(7,718)

Balance at March 29, 2009	$6,185	$288	$—	$—	$6,473

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
December 2008 quarter expense	$16,412	$618	$—	$819	$17,849
Cash payments	(4,998)	—	—	—	(4,998)
Non-cash charges	—	(618)	—	(819)	(1,437)

Balance at December 28, 2008	11,414	—	—	—	11,414

Cash payments	(9,474)	—	—	—	(9,474)

Balance at March 29, 2009	$1,940	$—	$—	$—	$1,940

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
March 2009 quarter expense	$20,954	$822	$1,139	$330	$23,245
Cash payments	(3,492)	(140)	—	—	(3,632)
Non-cash charges	(466)	—	(1,139)	(330)	(1,935)

Balance at March 29, 2009	$16,996	$682	$—	$—	$17,678

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be paid by the end of fiscal year 2010.

NOTE 16 — STOCK REPURCHASE PROGRAM

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

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Authorization of up to $250 million - September 2008				$250,000
Quarter ended September 28, 2008	1	$15	$30.00	$249,985
Quarter ended December 28, 2008	1,053	23,043	$21.87	$226,942
Quarter ended March 29, 2009	—	—	—	$226,942

In addition to shares repurchased under Board authorized repurchase programs shown above, during the three months ended March 29, 2009, December 28, 2008 and September 28, 2008, the Company withheld 29,629, 73,437 and 85,047 shares, respectively, through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.

NOTE 17: LEGAL PROCEEDINGS

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

NOTE 18: SUBSEQUENT EVENTS

The Company made a decision during the quarter ending June 28, 2009 that it does not plan to occupy one of the two buildings associated with the Livermore Leases noted above in Note 14. The lease associated with this facility is an off-balance sheet arrangement and has an approximately seven-year term ending on the first business day in January 2015. The Company is currently evaluating the impact of this decision on the Company’s future consolidated results of operations and financial condition.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, cost and margins, product development, demand, acceptance and market share, competitiveness, market opportunities, levels of research and development (“R&D”), outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customer’s success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, the sufficiency of financial resources to support future operations, capital expenditures and general economic conditions. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our annual reports on Form 10-K and our current reports on Form 8-K .. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 29, 2009, this discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three and nine months ended March 29, 2009 may not necessarily be indicative of future operating results.

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

The demand for semiconductor manufacturing equipment is cyclical and dependent on overall world economic conditions. Recent adverse conditions in the global economy have significantly reduced customer demand for our products. While our ability to predict the demand for wafer fabrication equipment in the future is limited, we believe that, over the long term, demand for our products will increase as customers’ capital expenditures increase to meet demand for semiconductor devices. However, our visibility for shipment volumes over the next few quarters remains very limited and, as a result, we remain cautious about forecasting any significant resumption in equipment spending in the near term.

The following summarizes certain key quarterly financial information for the periods indicated below (in thousands, except percentages and per share amounts):

	Three Months Ended
	March 29, 2009	December 28, 2008	March 30, 2008
Revenue	$174,412	$283,409	$613,810
Gross margin	36,515	101,352	287,208
Gross margin as a percent of total revenue	20.9%	35.8%	46.8%
Net income (loss)	(198,359)	(24,172)	103,524
Diluted net income (loss) per share	$(1.58)	$(0.19)	$0.82

Our results during the quarter ended March 29, 2009 reflect declines in customer demand, consistent with the deterioration in the general economic outlook and, specifically, the downturn in the semiconductor industry. As a result of this downturn, our March 2009 quarter revenue decreased 38% sequentially compared to the December 2008 quarter.

In the quarter ended March 29, 2009, gross margin as a percent of revenues decreased to 20.9% as a result of lower manufacturing and field utilization levels from reduced business activity and changes in the product and business unit mix. Gross margin includes restructuring and asset impairment charges of $10.2 million in the March 2009 quarter and $7.7 million in the December 2008 quarter.

Operating expenses in the March 2009 quarter increased $93 million sequentially primarily due to a non-cash goodwill impairment charge of $89.1 million related to our Clean Product Group. In addition, $13.0 million of restructuring and asset impairment charges were included in the March 2009 quarter’s operating expenses compared to $10.1 million in the December 2008 quarter. We also recorded a charge of $6.8 million to increase the reserves against our accounts receivables balance for specific distressed customers, partially offset by a reduction in employee-related expenses as a result of restructuring and other cost-saving activities.

Equity-based compensation expense recognized during the March 2009 quarter in cost of goods sold and in operating expenses was $1.8 million and $8.4 million, respectively. Equity-based compensation expense recognized during the December 2008 quarter in cost of goods sold and in operating expenses was $2.8 million and $11.2 million, respectively.

Our cash and cash equivalents, short-term investments, and restricted cash and investments totaled approximately $806 million as of March 29, 2009 compared to $1.1 billion as of December 28, 2008. The decrease included our payment of the outstanding principal balance of $237.5 million of our existing long-term debt with ABN AMRO Bank N.V. (“ABN AMRO”) during the March 2009 quarter.

We are focused on addressing the challenges presented by the current economic conditions, and in particular our expectations regarding our markets and customers. We believe that customer spending will remain depressed in the near term, consistent with reduced economic activity and we expect that demand for our systems will be largely limited to key technology conversions and upgrades. In addition to addressing upgrade needs, we are focused on working together with our customers on the development of next-generation technology solutions. Accordingly, we have deployed working capital by placing a significant number of etch and clean evaluation units at our customers’ locations and into joint development projects in order to enable successful penetration of new products and applications, and defend and grow our existing market share.

We are also carefully evaluating and managing the expense structure of the Company during this downturn, with a particular focus on managing our cash flow. We believe that the actions we took in the December 2008 and March 2009 quarters, such as the restructuring and asset impairments charges and our cost-cutting measures, will be of long term benefit to us. We believe that our focus on limiting cash outlays will allow us to use our financial resources to make strategic investments in product development and solution support for our customers. We will continue to invest in other areas that strengthen our position during the current downturn, to position ourselves to take advantage of growth opportunities in any subsequent industry upturn.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	March 29, 2009	December 28, 2008	March 30, 2008
Shipments (in millions)	$159	$226	$658
North America	16%	17%	15%
Europe	17%	12%	7%
Asia Pacific	8%	12%	14%
Taiwan	15%	20%	19%
Korea	17%	17%	28%
Japan	27%	22%	17%

Shipments for the March 2009 quarter decreased sequentially by 30% and year over year by 76% reflecting the industry and economic environment noted above. During the March 2009 quarter, 300 millimeter applications represented approximately 87% of total systems shipments and 87% of total systems shipments were for applications at less than or equal to the 90 nanometer technology node. We classify total systems shipments market segmentation for the March quarter as Memory at approximately 56%, Integrated Device Manufacturers and Logic at 28% and Foundry at 16%.

Revenue

	Three Months Ended			Nine Months Ended
	March 29, 2009	December 28, 2008	March 30, 2008	March 29, 2009	March 30, 2008
Revenue (in thousands)	$174,412	$283,409	$613,810	$898,182	$1,908,751
North America	15%	15%	18%	15%	18%
Europe	14%	10%	8%	11%	9%
Asia Pacific	8%	8%	14%	13%	12%
Taiwan	20%	17%	23%	16%	22%
Korea	19%	22%	20%	23%	21%
Japan	24%	28%	17%	22%	18%

The sequential quarterly revenue declines and the year over year declines for the three and nine months ended March 29, 2009 reflect a continued decline in demand for our products due to the industry and economic environments noted above. Our revenue levels are correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance decreased to $43.7 million as of March 29, 2009 compared to $68.4 million at December 28, 2008. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $7.5 million as of March 29, 2009.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 29, 2009	December 28, 2008	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands, except percentages)
Gross Margin	$36,515	$101,352	$287,208	$320,977	$938,756
Percent of total revenue	20.9%	35.8%	46.8%	35.7%	49.2%

In the quarter ended March 2009, gross margin as a percent of revenue declined sequentially primarily due to lower manufacturing and field utilization levels resulting from reduced business activity as well as product mix. Restructuring and asset impairment charges of $10.2 million in the March 2009 quarter and $7.7 million in the December 2008 quarter are included in gross margin. The reduction in gross margin during the three and nine months ended March 29, 2009 compared to the same periods in the prior year was primarily due to restructuring charges and asset impairments, unfavorable product mix and reduced manufacturing and field support utilization consistent with reduced business levels.

Research and Development

	Three Months Ended			Nine Months Ended
	March 29, 2009	December 28, 2008	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands, except percentages)
Research & Development (“R&D”)	$70,434	$68,781	$80,576	$220,778	$237,107
Percent of total revenue	40.4%	24.3%	13.1%	24.6%	12.4%

We continue to make significant investments in R&D focused on plasma etch, single-wafer clean and new products. The increase in R&D expenses during the March 2009 quarter compared to the December 2008 quarter is mainly due to seasonally high payroll taxes, partially offset by expected savings from salary reductions and lower equity-based compensation.

The decrease in R&D expenses during the three and nine months ended March 29, 2009 compared to the same period the prior year is mainly due to the reduction of variable compensation and cost controls, offset by the inclusion of the results of SEZ as the results from the prior year only include SEZ’s results from the acquisition date of March 11, 2008. Decreases during the three months ended March 29, 2009, compared to the same period in the prior year, include approximately $3 million in lower incentive based compensation on lower profits, $4 million in lower salaries and benefits related to cost savings measures, and a decrease of approximately $6 million in outside services and supplies, partially offset by an increase of $3 million in depreciation and amortization related to the inclusion of SEZ.

The decreases in R&D expenses during the nine months ended March 29, 2009, compared to the same period in the prior year, include approximately $14 million in lower incentive based compensation on lower profits and a $17 million decrease in outside services and supplies, partially offset by an increase of $4 million in equity-based compensation and $7 million in depreciation and amortization related to the inclusion of SEZ.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 29, 2009	December 28, 2008	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands, except percentages)
Selling, General & Administrative (“SG&A”)	$58,515	$59,842	$74,491	$185,813	$210,288
Percent of total revenue	33.5%	21.1%	12.1%	20.7%	11.0%

The sequential decrease in SG&A expenses during the March 2009 quarter is mainly due to savings from salary reductions partially offset by an increase in employer payroll taxes which are typically higher in the first quarter of a new calendar year. Additionally, in response to recent financial announcements from our customer base and consistent with our accounts receivable valuation allowance methodology, we recorded within operating expenses a charge of $6.8 million to increase the reserves against our receivables balance for specific distressed customers.

The decrease in SG&A expenses during the three months ended March 29, 2009 compared to the same period in the prior year was driven by reductions of approximately $8 million in incentive-based compensation, $5 million in salaries and benefits related to cost savings measures, $6 million in cost incurred as a result of the voluntary stock option reviews, and $3 million in outside services and supplies, offset by the $6.8 million to increase the reserves against our receivables balance noted above.

The decrease in SG&A expenses during the nine months ended March 29, 2009 compared to the same period in the prior year was driven by reductions of approximately $33 million in incentive-based compensation and $16 million in cost incurred as a result of the voluntary stock option reviews, partially offset by $4 million in salaries and wages and $7 million of other expenses related to the inclusion of SEZ, $4 million in equity-based compensation, and the $6.8 million to increase the reserves against our receivables balance noted above.

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

During the March 2009 quarter we incurred expenses for restructuring and asset impairment charges designed to align our cost structure with our outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during the March 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

Prior to the end of each quarter noted above, we initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan, December 2008 Plan, and March 2009 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

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

We recorded net restructuring charges and asset impairments during the March 2009 quarter of approximately $23.2 million, consisting of severance and benefits for involuntarily terminated employees of $20.9 million. We also recorded approximately $1.5 million related to asset impairments and $0.8 million related to excess facilities. Of the total $23.2 million in charges, $10.2 million was recorded in cost of goods sold and $13.0 million was recorded in operating expenses in our consolidated statement of operations for the three months ended March 29, 2009.

As a result of the June 2008, September 2008, December 2008, and March 2009 quarters’ restructuring activities, we expect annual savings, relative to the cost structure immediately preceding the activities, in total expenses of approximately $179 million to $189 million. These estimated savings from the June 2008, December 2008, and March 2009 Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances.

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
June 2008 quarter expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

September 2008 quarter expense	12,554	—	3,395	3,067	19,016
Cash payments	(1,098)	(215)	—	—	(1,313)
Non-cash charges	—	—	(3,395)	(3,067)	(6,462)

Balance at September 28, 2008	16,042	684	—	—	16,726

Cash payments	(2,483)	(52)	—	—	(2,535)

Balance at December 28, 2008	13,559	632	—	—	14,191

Cash payments	(7,374)	(344)	—	—	(7,718)

Balance at March 29, 2009	$6,185	$288	$—	$—	$6,473

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
December 2008 quarter expense	$16,412	$618	$—	$819	$17,849
Cash payments	(4,998)	—	—	—	(4,998)
Non-cash charges	—	(618)	—	(819)	(1,437)

Balance at December 28, 2008	11,414	—	—	—	11,414

Cash payments	(9,474)	—	—	—	(9,474)

Balance at March 29, 2009	$1,940	$—	$—	$—	$1,940

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
March 2009 quarter expense	$20,954	$822	$1,139	$330	$23,245
Cash payments	(3,492)	(140)	—	—	(3,632)
Non-cash charges	(466)	—	(1,139)	(330)	(1,935)

Balance at March 29, 2009	$16,996	$682	$—	$—	$17,678

The severance and benefits-related balance is anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments on vacated buildings and is expected to be paid by the end of fiscal year 2010.

Goodwill Impairment

As a result of a combination of factors, including the current economic environment, a sustained decline in our market valuation and a decline in our operating results, we have concluded, in accordance with Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, that the fair value of our Clean Product Group has been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $89.1 million during the quarter ended March 29, 2009. The goodwill impairment charge is based on our current best estimate.

Due to the complexities involved in determining the implied fair value of goodwill of the Clean Product Group, we expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal year 2009 and there could be adjustments to the goodwill impairment charge when the goodwill impairment analysis is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter ending June 28, 2009.

If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our Clean Product Group, an additional impairment analysis may be required which may result in additional impairment charges.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 29, 2009	December 28, 2008	March 30, 2008	March 29, 2009	March 30, 2008
	(in thousands)
Interest income	$5,360	$8,131	$12,426	$21,287	$40,398
Interest expense	(1,146)	(2,483)	(2,866)	(6,182)	(9,659)
Foreign exchange gain (loss)	10,911	(13,565)	40,696	612	28,506
Charitable contributions	—	—	—	—	(908)
Other, net	(1,628)	684	(651)	(436)	(1,136)

	$13,497	$(7,233)	$49,605	$15,281	$57,201

Interest income decreased during the three and nine months ended March 29, 2009 compared with the same periods in the prior year and during the three months ended March 29, 2009 compared with the December 2008 quarter and was primarily attributable to decreases in interest rate yields and to a lesser extent decreases in our average cash and investment balances. Average cash and investment balances were lower year over primarily as the result of our acquisition of SEZ in March 2008.

During the three and nine months ended March 29, 2009, our interest expense decreased compared with the corresponding three month period ended December 28, 2008 and the three and nine month periods ended March 30, 2008 primarily as a result of decreases in interest rates.

Included in foreign exchange gains during the three months ended March 29, 2009 was $6.7 million of gains associated with the Company’s accelerated tax planning strategy and $4.2 million of gains primarily due to changes in the value of our foreign currency denominated assets and liabilities with non-U.S. dollar functional subsidiaries due to the U.S. dollar’s weakening against the Euro and strengthening against the Japanese yen.

Included in the foreign exchange gains during the nine months ended March 29, 2009 was $4.0 million of deferred net losses associated with ineffectiveness of our cash flow hedges related to forecasted transactions that were no longer considered probable of occurring due to a significant decline in the market and $5.5 million of gains primarily due to changes in the value of our foreign currency denominated assets and liabilities with non-U.S. dollar functional subsidiaries due to the U.S. dollar’s weakening against the Euro and Taiwanese dollar and strengthening against the Japanese yen.

Included in foreign exchange gains during the three and nine months ended March 30, 2008 are gains associated with the acquisition of SEZ of $49.3 million relating primarily to the settlement of a hedge of the Swiss franc. For the nine months ended March 30, 2008, this gain is partially offset by an unrealized loss recognized during the quarter ended December 23, 2007, representing the change in fair value of $7.2 million on the hedge of the Swiss franc related to the acquisition of SEZ. These net foreign exchange gains were offset by foreign exchange losses of approximately $8.6 million during the three months ending March 30, 2008 and $13.6 million during the nine months ending March 30, 2008. These foreign exchange losses were primarily due to the changes in value of our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries due to the U.S. dollar weakening against certain currencies, primarily the Euro and Taiwan dollar.

A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this Quarterly Report on Form 10-Q under the heading “Our Future Success Depends on International Sales and Management of Global Operations.”

Income Tax Expense

Our effective tax rate for the three and nine months ended March 29, 2009 was approximately -9.2% and -6.4%, respectively. Our effective tax rates for the three and nine months ended March 30, 2008 were 23.8% and 26.9%, respectively. We recorded the following material discrete events during the March 2009 quarter: (1) a tax benefit of ($4.6) million related to one-time restructuring costs, (2) a tax benefit of ($0.6) million for federal provision to return true up, (3) a tax benefit of ($0.1) million for foreign provision to return true up, (4) a tax expense of $0.9 million of FIN 48 interest, (5) tax expense for a Singapore tax holiday clawback of $1.0 million, (6) a tax expense of $1.0 million for revaluation of California deferred tax assets, and (7) tax expense of $4.2 million for California valuation allowance.

The overall change in the effective tax rate in all periods is impacted by the jurisdictional mix of income and significant discrete items mentioned above. We calculate our interim income tax provision in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (FIN 18). In applying APB 28 and FIN 18 to the income tax provision computation for the period ended March 2009, we excluded from our calculation of the effective tax rate losses of a certain foreign jurisdiction since we cannot benefit those losses due to application of certain foreign tax rulings.

The “Emergency Economic Stabilization Act of 2008” (the “Act”), which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was enacted on October 3, 2008 by the U.S. government. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, during the nine months ended March 29, 2009, we recorded a $5.8 million tax benefit related to the extension of the federal research credit as it pertains to our fiscal year 2008.

We recorded a valuation allowance during the quarter ended March 29, 2009 reflecting the potential impacts of the new California rules related to the repeal of the cost of performance sales factor sourcing rule, and the single sales factor apportionment election (both passed February 20, 2009, effective for years beginning on or after January 1, 2011).

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

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards of $152.7 million and $173.1 million as of March 29, 2009 and June 29, 2008, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $39.3 million and a valuation allowance of $7.5 million as of March 29, 2009 and deferred tax liabilities of $53.1 million and a valuation allowance of $3.4 million as of June 29, 2008, respectively.

Deferred tax assets decreased from June 29, 2008 to March 29, 2009 by approximately $10.7 million. This decrease mainly represents establishing California valuation allowance on certain deferred tax assets, other comprehensive income and shortfall on stock options.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $7.5 million relates to California deferred tax assets and certain deferred tax assets acquired in the SEZ acquisition. Any subsequently recognized tax benefits associated with valuation allowances recorded in the SEZ acquisition will be recorded as an adjustment to goodwill. We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. It provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

Recent Accounting Pronouncements

On June 30, 2008, we adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact to our consolidated financial statements from the adoption of SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by us beginning in our fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSP FAS 157-3 is effective immediately and we have adopted its provisions with respect to our financial assets and liabilities as of September 28, 2008. The impact of adopting the non-delayed portions of SFAS No. 157 is more fully described in Note 4 of Notes to Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We expect to adopt SFAS No. 141R in the beginning of fiscal year 2010 and we are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests to stockholders’ equity. We don’t believe the adoption of SFAS No. 160 will have a material impact on our results of operations and financial condition.

On December 29, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS No. 161”). There was no material impact to our consolidated financial statements from the adoption of SFAS No. 161. SFAS No. 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. See Note 4 of Notes to Condensed Consolidated Financial Statements for more information.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-4 on its consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 107-1 and APB 28-1 on its consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2009, we had $0.8 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $1.2 billion as of June 29, 2008. This decrease included our payment of the outstanding principal balance of $237.5 million of our existing long-term debt with ABN AMRO Bank N.V. during the March 2009 quarter. Cash used by operating activities was $(20.0) million for the nine months ended March 29, 2009.

Cash Flows From Operating Activities

Net cash used by operating activities of $(20.0) million during the nine months ended March 29, 2009, consisted of (in millions):

Net loss	$(213.7)
Non-cash charges:
Depreciation and amortization	54.7
Equity-based compensation	39.7
Goodwill impairment	89.1
Restructuring charges, net	60.1
Net tax benefit on equity-based compensation plans	(6.6)
Deferred income taxes	10.6
Changes in operating asset accounts	(60.7)
Other	6.8

$(20.0)

Significant changes in operating accounts included above during the nine months ended March 29, 2009 included the following uses of cash: decreases in accrued expenses and other liabilities of approximately $134 million, deferred profit of $92 million, accounts payable of $50 million, and prepaid expenses and other assets of $9 million,. These uses of cash were partially offset by decreases in accounts receivable of approximately $207 million and inventories of $17 million. These changes in operating accounts are consistent with decreased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the nine months ended March 29, 2009 was $38.7 million and included the transfer of restricted cash and investments of approximately $48 million, capital expenditures of $38 million, acquisitions of businesses of $23 million which included the acquisition of the remaining shares outstanding of SEZ and the completion of the acquisition of assets related to Bullen Semiconductor (Suzhou) Co., Ltd. These uses of cash were partially offset by approximately $81 million in net sales of available-for-sale securities.

Cash Flows from Financing Activities

Net cash used for financing activities during the nine months ended March 29, 2009 was $269.5 million, and included $255 million in principal payments on long-term debt and capital lease obligations primarily due to the long-term debt payment noted above, $28 million of share repurchases, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $19 million.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 29, 2009 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $124.9 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$9,842	$1,845	$108,567	$4,599	$124,853
1-3 years	17,584	3,674	65,055	18,943	105,256
3-5 years	16,081	3,669	40,616	4,346	64,712
Over 5 years	149,268	13,217	19,280	—	181,765

Total	$192,775	$22,405	$233,518	$27,888	$476,586

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

We will be required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $167.4 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for our obligations under the Operating Leases. We completed construction of one of two Livermore properties on December 1, 2008. Upon completion of construction of this property, the property was no longer governed by the Construction Agreement, and is now part of the Operating Leases. As of December 28, 2008, we had $170.2 million recorded as restricted cash and short-term investments in our consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.

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

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At March 29, 2009, vendor-owned inventories held at our locations and not reported as our inventory were $20.5 million.

Long-Term Debt

On March 27, 2009, we paid the outstanding principal balance of $237.5 million of our existing long-term debt with ABN AMRO Bank N.V. (“ABN AMRO”) using existing cash balances. There were no penalties associated with the payment. The originally scheduled remaining principal repayment terms were (a) $12.5 million due in each of the June 2009 and December 2009 quarters and (b) the outstanding remaining principal amount of $212.5 million due on March 3, 2010. In connection with the payment, the parties agreed to terminate the ABN AMRO Credit Agreement and related Collateral Documents. ABN AMRO continues to be a participant in our operating leases with BNP Paribas Leasing Corporation and continues to provide banking services to us for customary fees.

Our remaining total long-term debt of $27.0 million as of March 29, 2009 is the result of obligations assumed in connection with the acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.

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

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of March 29, 2009, we have not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Subsequent Events

We made a decision during the quarter ending June 28, 2009 that we do not plan to occupy one of the two buildings associated with the Livermore Leases disclosed above in “Operating Leases”. The lease associated with this facility is an off-balance sheet arrangement and has an approximately seven-year term ending on the first business day in January 2015. We are currently evaluating the impact of this decision on our future consolidated results of operations and financial condition.

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

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at March 29, 2009 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, the current uncertainty in the global economic conditions and the recent disruption in credit markets have impacted customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If the current situation deteriorates further, our business could suffer further negative impacts.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of March 29, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We Face Risks Related to the Deterioration in the General Economic Outlook and the Downturn in the Semiconductor Industry

Current global economic conditions have impacted customer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers, and creditors. Additionally, some of our customers’ ability to access credit has been adversely affected, which limits their ability to purchase our products and services. The degree of the impact on our business of the current credit and economic environment will depend on a number of factors, including the duration and severity of the recession facing the U.S. economy and the global economy generally, and the semiconductor industry specifically. This impact may cause potential material adverse changes to our results of operations and financial condition including, but not limited to:

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	additional valuation allowances on deferred tax assets;

•	additional restructuring charges;

•	asset impairments including the potential impairment of goodwill and other intangible assets;

•	our investments may decrease in value;

•	we may violate debt covenants;

•	we may be exposed to claims from our suppliers for inventory that we order in anticipation of customer purchases that do not come to fruition;

•	we may have problems maintaining reliable and uninterrupted sources of supply; and

•	demand for our products may continue to fall.

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

The Results of Our Independent Committee Review of Our Historical Stock Option Practices and Resulting Restatements May Continue to Have Adverse Effects on Our Financial Results

The review by a special committee of our Board of Directors consisting of two independent Board members (the “Independent Committee”) of our historical stock option practices and the resulting restatement of our historical financial statements have required us to expend significant management time and incur significant accounting, legal, and other expenses during fiscal year 2008. The resulting restatements have had a material adverse effect on our results of operations. We have restated our historical results of operations to record additional non-cash, stock-based compensation expense of $95.2 million in the aggregate for the periods from fiscal 1997 to fiscal 2006 (excluding the impact of related payroll and income taxes). We amortized less than $0.1 million of compensation expense under Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) in periods subsequent to fiscal year 2006 to properly account for previously issued stock options with deemed incorrect measurement dates. Furthermore, to address potential adverse tax consequences certain of our employees have incurred or may incur as a result of the issuance and/or exercise of misdated stock options, we have taken and will continue to take remedial actions to make such employees including our Chief Executive Officer and other affected executive officers, whole for any or all such additional tax liabilities which were approximately $53 million as of March 29, 2009. Such actions have caused and in the future may cause us to incur additional cash or noncash compensation expense. See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatements of Consolidated Financial Statements,” to Notes to Consolidated Financial Statements of our Annual Report on Form 10-K as of and for the year ended June 24, 2007 (“2007 Form 10-K”) for further discussion.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
June 30 - July 27, 2008	—	$—	—	$—
July 28 - August 24, 2008	—	$—	—	$—
Authorization of up to $250 million - September 2008				$250,000
August 25 - September 28, 2008	84	$30.00	1	$249,985
September 29, 2008 - October 19, 2008	575	$23.44	571	$236,618
October 20, 2008 - November 23, 2008	489	$20.02	482	$226,942
November 24, 2008 - December 28, 2008	64	$19.15	—	$226,942
December 29, 2008 - January 18, 2009	4	$21.80
January 19, 2009 - February 15, 2009	9	$20.59
February 16, 2009 - March 29, 2009	16	$19.74

Total	1,241	$22.24	1,054	$226,942

(1)	In addition to shares repurchased under Board authorized repurchase programs and included in this column are 188,113 shares which the Company withheld through net share settlements during the nine months ended March 29, 2009 upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009

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