Form 10-K
period 2009-06-28
LAM RESEARCH CORP
filed 2009-08-27
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 0-12933

LAM RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2634797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Cushing Parkway Fremont, California	94538
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (510) 572-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, Par Value $0.001 Per Share	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 28, 2008, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $1,776,033,995. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 20, 2009, the Registrant had 126,636,886 outstanding shares of Common Stock.

Documents Incorporated by Reference

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held November 5, 2009 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, cost and margins, product development, demand, acceptance and market share, competitiveness, market opportunities, levels of research and development (R&D), the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customer’s success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending or R&D activities, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K . Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events. All references to fiscal years apply to our fiscal years, which ended June 28, 2009, June 29, 2008, and June 24, 2007.

Item 1.	Business

Lam Research Corporation (“Lam Research,” “Lam,” “we,” or the “Company”) is a leading supplier of wafer fabrication equipment and services to the worldwide semiconductor industry. For more than twenty five years, our wafer fabrication equipment, services, and extensive technical expertise have contributed to advancing semiconductor manufacturing and producing some of the world’s most advanced semiconductor devices. We are recognized as the market share leader in plasma etch and as a provider of innovative solutions in single-wafer clean.

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

Our innovative etch and clean technologies enable customers to build some of the world’s highest-performing integrated circuits. Our etch systems shape the microscopic conductive and dielectric layers into circuits that define a chip’s final use and function. Our broad portfolio of single-wafer clean technologies allows our customers to implement customized yield-enhancing solutions. With each new technology node, additional requirements and challenges drive the need for advanced manufacturing solutions. We strive to consistently deliver these advanced capabilities with cost-effective production performance, as we understand the close relationship between customer trust and the timely delivery of new solutions that leads to shared success with our customers.

Incorporated in 1980, Lam Research is headquartered in Fremont, California, and maintains a network of facilities throughout the United States, Japan, Europe, and Asia Pacific in order to meet the needs of our global customer base.

Additional information about Lam Research is available on our web site at http://www.lamresearch.com.

Our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available on our website as soon as reasonably practicable after we filed them with or furnish them to the Securities and Exchange Commission (“SEC”), and are also available online at the SEC’s web site at http://www.sec.gov.

Etch Process

Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. Our etch products selectively remove portions of various films from the wafer in the creation of semiconductor devices by utilizing various plasma-based technologies to create critical device features at current and future technology nodes. Plasma consists of charged and neutral particles that react with exposed portions of the wafer surface to remove dielectric or conductive materials and produce the finely delineated features and patterns of an integrated circuit.

Dielectric Etch

For dielectric etch, new materials integration often requires etching multi-layer film stacks. In addition to the challenges introduced by new materials and scaling, device manufacturers’ desire to reduce overall cost per wafer has placed an increased emphasis on the ability to etch multiple films in the same chamber (in situ).

DFC Technology

Production-proven in high-volume manufacturing for nearly 15 years, our patented Dual Frequency Confined™ technology has been extended to incorporate multi-frequency power with a physically confined plasma. The application of power at different frequencies provides enhanced process flexibility and allows different materials to be etched in the same chamber. Physical confinement of the plasma to an area directly above the wafer minimizes chemical interaction with the chamber walls, eliminating potential polymer build-up that could lead to defects on the wafer. Confinement also enables our proprietary in situ Waferless Autoclean™ technology to clean chamber components after each wafer has been etched. Used together, multi-frequency and WAC™ technologies provide a consistent process environment for every wafer, preventing process drift and ensuring repeatable process results wafer-to-wafer and chamber-to-chamber.

2300® Exelan® Flex™, 2300® Exelan® Flex45™, 2300® Flex™ D Series Dielectric Etch Systems

Our 2300 Flex dielectric etch product family represents a continuous evolution of the productivity and performance benefits of DFC technology. The 2300 Flex family allows a single chamber design to meet the requirements of a wide range of applications through multiple technology generations. Advances in system design, such as multiple frequencies, higher power capabilities and tunable wafer temperature, meet the more demanding uniformity and profile requirements for applications at the 32 nm node and beyond.

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

TCP Technology

Introduced in 1992, our Transformer Coupled Plasma™ technology continues to provide leading-edge capability for advanced conductor etch applications at the 32 nm node and beyond. By efficiently coupling radio frequency (“RF”) power into plasma at low pressures, the TCP technology provides capability to etch nanoscale features into silicon and metal films. The advanced TCP source design ensures a uniform, high-density plasma across the wafer, without requiring magnetic enhancements that could cause device damage. With a wide process window over a range of power, chemistry, and pressure combinations, TCP technology provides the flexibility required to perform multiple etch steps in the same chamber.

2300® Versys® Kiyo®, 2300® Versys® Kiyo45™, 2300® Kiyo® C Series, 2300® Versys® Metal, 2300® Versys® Metal45™ Conductor Etch Systems

Now in its third generation, the 2300 Kiyo product family combines iterative advances in technology to provide critical dimension (“CD”) uniformity and productivity for a wide range of conductor etch applications. The 2300 Versys Metal product family leverages Lam’s proprietary TCP technology to provide a flexible platform for back-end-of-line metal etch processes. Our etch products perform production-proven in situ etch of complex features. In addition, proprietary pre-coat and post-etch chamber clean techniques provide the same environment for superior repeatability, as well as high uptime and yield wafer after wafer.

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

TCP® 9400DSiE™ Deep Silicon Etch System

The TCP 9400DSiE system is based on our production-proven TCP 9400 silicon etch series. The system’s patented high-density TCP plasma source provides a configuration to meet the challenges of silicon deep reactive ion etch (“DRIE”), offering broad process capability and flexibility for a wide range of MEMS, advanced packaging, and power semiconductor applications. Incorporation of our proprietary in situ chamber cleaning technology provides etch rate stability.

Three-Dimensional Integrated Circuit Etch

The semiconductor industry is developing advanced, three-dimensional integrated circuits (“3-D ICs”) using through-silicon vias (“TSVs”) to provide interconnect capability for die-to-die and wafer-to-wafer stacking. In addition to a reduced form factor, 3-D ICs can enhance device performance through increased speed and decreased power consumption. Manufacturers are currently considering a wide variety of 3-D integration schemes that present an equally broad range of TSV etch requirements. Plasma etch technology, which has been used extensively for deep silicon etching in memory devices and MEMS production, is well suited for TSV creation.

2300® Syndion® Through-Silicon Via Etch System

The 2300 Syndion etch system is based on our patented TCP technology and the production-proven 2300 Versys Kiyo conductor etch system. The Syndion system can etch multiple film stacks in the same chamber, including silicon, dielectric, and conducting materials, thereby addressing multiple TSV etch requirements.

Clean Process

The manufacture of semiconductor devices involves a series of processes such as etch, deposition, and implantation, which leave particles and residues on the surface of the wafer. The wafer must generally be cleaned after these steps to remove particles and residues that could adversely impact the processes that immediately follow them and degrade device performance. Common wafer cleaning steps include post-etch and post-strip cleans and pre-diffusion and pre-deposition cleans, among others.

Specific challenges at the 45 nm node and beyond include efficient particle and residue removal while minimizing substrate material loss, protecting structures with fragile new materials and smaller feature sizes, and efficient drying. In addition, management of potential defect sources at the wafer edge becomes increasingly challenging as new materials are introduced in the process flow.

Single-Wafer Wet Clean

As device geometries shrink and new materials are introduced, device flows become more complex and the number of wafer cleaning steps increases. The need to increase overall clean efficiency and clean fragile structures without causing damage are reasons why chipmakers are turning to single-wafer wet clean processing technology for next-generation devices.

Over the past decade, a transition from batch to single-wafer processing has occurred for back-end-of-line wet clean applications and a similar migration for front-end-of-line wet clean applications appears to be occurring as the need for higher particle removal efficiency without device structure damage becomes more critical. Single-wafer wet processing is particularly advantageous for those applications where improved defect performance (removing particles without damaging the wafer pattern) or enhanced selectivity and CD control can improve yield.

Single-Wafer Spin Clean Products: SP Series, Da Vinci®, DV-Prime™

With the acquisition of SEZ Holding AG (“SEZ”) in March 2008, we have expanded our portfolio to include single-wafer spin systems, in addition to gaining more than 20 years of experience in clean technology and a substantial installed customer base. This single-wafer SEZ® spin technology for cleaning and removing films has assisted the industry transition from batch to single-wafer wet processing. By offering advanced dilute chemistry and solvent solutions in our systems, our single-wafer spin clean systems address certain defectivity and material integrity requirements.

Single-Wafer Linear Clean Product: 2300® Serene™

To meet the challenges of smaller critical dimensions, increasing aspect ratios, and new materials integration, our 2300 Serene wet clean system is targeted at applications requiring high-selectivity residue removal without damaging sensitive device structures. The system’s C3™ (Confined Chemical Cleaning™) technology combines linear wafer motion with chemically-driven single-wafer cleaning to remove residues with chemical exposure times as short as a few seconds. The cleaning exposure time is optimized for efficient removal of the target materials, while limiting the impact on critical materials. This technology addresses applications that require high-selectivity cleaning, such as high-k metal gate post-etch clean.

Plasma-Based Bevel Clean

Semiconductor manufacturers are paying increasing attention to the wafer edge as a source of yield limiting defects. New materials like porous low-k and organic films often do not adhere as well as traditional silicon or polymer-based films and have the potential to be significant defect sources. By including cleaning steps that target the bevel region, the number of good die at the wafer’s edge can be increased to maximize yield.

2300® Coronus™ Plasma-Based Bevel Clean System

The 2300 Coronus plasma-based bevel clean system incorporates plasma technology to remove yield limiting defect sources. The system combines the ability of plasma to selectively remove a wide variety of materials with a proprietary confinement technology that protects the die area. Incorporating our Dynamic Alignment technology on the production-proven 2300 platform, the Coronus system provides highly accurate wafer placement for reproducible results and superior encroachment control and is designed to remove a wide range of material types, in multiple applications, throughout the manufacturing process flow.

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

Our R&D expenses during fiscal years 2009, 2008, and 2007 were $288.3 million, $323.8 million, and $285.3 million, respectively. The majority of R&D spending is targeted at etch and plasma-based technology applications, with an increasing proportion focused on adjacent markets including single-wafer clean and pre- and post-etch step opportunities. We believe current challenges for customers in the pre- and post-etch applications present opportunities for us.

We expect to continue to make substantial investments in R&D to meet our customers’ product needs, support our growth strategy, and enhance our competitive position.

Marketing, Sales, and Service

Our marketing, sales, and service efforts are focused on building long-term relationships with our customers and targeting product and service solutions designed to meet their needs. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers who work closely with individual customers to develop solutions for their wafer processing needs. We maintain ongoing service relationships with our customers and have an extensive network of service engineers in place throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace.

We offer standard warranties for our systems that generally run for a period of 12 months from system acceptance. The warranty provides that systems shall be free from defects in material and workmanship and conform to agreed-upon specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We also offer extended warranty packages to our customers to purchase as desired.

International Sales

A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers, difficulties in staffing and managing non-U.S. operations, adverse tax consequences, foreign currency exchange rate fluctuations, changes in currency controls, compliance with U.S. and international laws and regulations, including U.S. export restrictions, and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. Revenue by region was as follows:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Revenue:
United States	$171,359	$417,807	$408,631
Europe	121,178	235,191	237,716
Asia Pacific	141,375	308,984	451,487
Taiwan	208,053	502,683	573,875
Korea	239,911	554,924	531,310
Japan	234,070	455,322	363,557

Total revenue	$1,115,946	$2,474,911	$2,566,576

Customers

Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunity. In fiscal year 2009, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 11%, respectively, of total revenues. In fiscal year 2008, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 13%, respectively, of total revenues. In fiscal year 2007, revenues from Hynix Semiconductor and Samsung Electronics Company, Ltd., each accounted for approximately 14% of total revenues.

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

As of June 28, 2009 and June 29, 2008, our backlog was approximately $391 million and $410 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and due to possible customer changes in delivery dates and cancellations of orders, our backlog at any particular date is not necessarily indicative of business volumes nor actual revenue levels for succeeding periods.

Manufacturing

Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.

We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a more timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 13 of our Consolidated Financial Statements, included in Item 15 herein, for further information concerning our outsourcing commitments.

Certain components and sub-assemblies included in our products are only obtained from a single supplier. We believe that, in many cases, alternative sources could be obtained and qualified to supply these products. Nevertheless, a prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.

Environmental Matters

We are subject to a variety of governmental regulations related to the management of hazardous materials. We are currently not aware of any pending notices of violation, fines, lawsuits, or investigations arising from environmental matters that would have a material effect on our business. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, and cessation of our operations or reduction in our customers’ acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment, or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

Employees

As of August 20, 2009, we had approximately 2,711 regular employees.

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

Competition

The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, etc. Our ability to succeed in the marketplace will depend upon our ability to maintain existing products and introduce product enhancements and new products on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node provided that there is demonstrated performance to specification by the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of third-party spare parts provider competition. We face significant competition with all of our products and services. Certain of our existing and potential competitors have substantially greater financial resources and larger engineering, manufacturing, marketing, and customer service and support organizations than we do. In addition, we face competition from a number of emerging companies in the industry. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with enhanced price/performance characteristics. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future. Our primary competitors in the etch market are Tokyo Electron, Ltd. and Applied Materials, Inc. Our primary competitor in the single-wafer wet clean market is Dainippon Screen Manufacturing Co. Ltd.

Patents and Licenses

Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of

United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed therein. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately one to twenty years. We believe that, although the patents we own and may obtain in the future will be of value, they alone will not determine our success, which depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this Annual Report on Form 10-K as of and for the year ended June 28, 2009 (the “2009 Form 10-K”).

Other Cautionary Statements

See the discussion of risks in the section of this 2009 Form 10-K entitled Item 1A, “Risk Factors” and elsewhere in this report.

EXECUTIVE OFFICERS OF THE COMPANY

As of August 26, 2009, the executive officers of Lam Research were as follows:

Name	Age	Title
Stephen G. Newberry	55	President and Chief Executive Officer
Martin B. Anstice	42	Executive Vice President, Chief Operating Officer
Ernest E. Maddock	51	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Abdi Hariri	47	Group Vice President, Global Operations
Richard A. Gottscho	57	Group Vice President and General Manager, Etch Business
Thomas J. Bondur	41	Vice President and General Manager, Sales and Marketing
Sarah A. O’Dowd	59	Group Vice President, Human Resources and Chief Legal Officer

Stephen G. Newberry was appointed President and Chief Executive Officer of Lam Research in June 2005. He joined Lam Research in August 1997 as Executive Vice President and Chief Operating Officer and was promoted to the position of President and Chief Operating Officer in July 1998. Mr. Newberry currently serves as a director of Lam Research, Amkor Technology, and Semiconductor Equipment and Materials International (SEMI), the industry’s trade association. He also serves as a member of the Haas Advisory Board, Haas School of Business, University of California at Berkeley and as a member of the Dean’s Advisory Council, University of California at Davis Graduate School of Management. Prior to joining Lam Research, Mr. Newberry was Group Vice President of Global Operations and Planning at Applied Materials, Inc. Mr. Newberry served five years in naval aviation prior to joining Applied Materials. He is a graduate of the U.S. Naval Academy and the Harvard Graduate School of Business.

Martin B. Anstice joined Lam Research in April 2001 as Senior Director, Operations Controller, was promoted to the position of Managing Director and Corporate Controller in May 2002, and was promoted to Group Vice President, Chief Financial Officer, and Chief Accounting Officer in June 2004, was named Senior

Vice President, Chief Financial Officer and Chief Accounting Officer in March 2007, and was promoted to Executive Vice President, Chief Operating Officer, in September 2008. Mr. Anstice began his career at Raychem Corporation where, during his 13-year tenure, he held numerous finance roles of increasing responsibility in Europe and North America. Subsequent to Tyco International’s acquisition of Raychem in 1999, he assumed responsibilities supporting mergers and acquisition activities of Tyco Electronics. Mr. Anstice is an associate member of the Chartered Institute of Management Accountants in the United Kingdom.

Ernest E. Maddock was appointed Senior Vice President and Chief Financial Officer of Lam Research in September 2008. Additionally, Mr. Maddock heads Silfex Incorporated (formerly Bullen Semiconductor Corporation), a division of Lam Research. Since October 2003, Mr. Maddock held the position of Senior Vice President of Global Operations at Lam Research, overseeing Information Technology, Global Supply Chain, Production Operations, Corporate Quality, Global Security, and Global Real Estate & Facilities. Mr. Maddock also held the position of Vice President of the Customer Support Business Group (CSBG) with the Company. Mr. Maddock joined the Company in November 1997. Prior to his employment with Lam Research, Mr. Maddock was Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.

Abdi Hariri was named Group Vice President, Global Operations in April of 2009. Prior to his current position, Mr. Hariri had been Group Vice President of the Customer Support Business Group since March 2007 and Vice President and General Manager of the Customer Support Business Group since August 2004. Mr. Hariri previously served as the General Manager of Lam Research Co. Ltd. (Japan) for approximately 18 months and has served in a number of different assignments with the Field Sales and Product Groups. His experience prior to his appointment in Japan included over 13 years at the Company with various responsibilities, including global business development and engineering. Prior to his employment at Lam Research, Mr. Hariri served as a Process Engineer at Siliconix, Inc. He holds a Masters Degree in Chemical Engineering from Stanford University.

Richard A. Gottscho, Group Vice President and General Manager, Etch Business since March 2007, joined the Company in January 1996 and has served at various Director and Vice President levels in support of etch products, CVD products, and corporate research. Prior to joining Lam Research, Dr. Gottscho was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. Dr. Gottscho is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and is a fellow of the American Physical and American Vacuum Societies, has served on numerous editorial boards of refereed technical publications, program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and the Pennsylvania State University, respectively.

Thomas J. Bondur, Vice President and General Manager, Sales and Marketing, since April 2009 and previously Vice President, Global Field Operations since March 2007, joined Lam Research in August 2001 and has served in various roles in business development and field operations in Europe and the United States. Prior to joining Lam Research, Mr. Bondur spent eight years in the semiconductor industry with Applied Materials in various roles in Santa Clara and France including Sales, Business Management and Process Engineering. Mr. Bondur holds a degree in Business from the State University of New York.

Sarah A. O’Dowd joined Lam Research in September 2008 as Group Vice President and Chief Legal Officer, and was appointed Group Vice President, Human Resources and Chief Legal Officer in April 2009. Prior to joining Lam Research, Ms. O’Dowd served as Vice President and General Counsel for FibroGen, Inc. from February 2007 until September 2008. Until February 2007, Ms. O’Dowd was a shareholder in the law firm of Heller Ehrman LLP for more than twenty years.

Item 1A.	Risk Factors

In addition to the other information in this 2009 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

We Face Risks Related to the Deterioration in the General Economic Outlook and the Downturn in the Semiconductor Industry

Current global economic conditions have impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, some of our customers’ ability to access credit has been adversely affected, which limits their ability to purchase our products and services. The degree of the impact on our business of the current credit and economic environment will continue to depend on a number of factors, including the duration and severity of the recession facing the U.S. economy and the global economy generally, and the semiconductor industry specifically. This impact may cause potential material adverse changes to our results of operations and financial condition including, but not limited to:

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	additional valuation allowances on deferred tax assets;

•	additional restructuring charges;

•	asset impairments including the potential impairment of goodwill and other intangible assets;

•	our investments may decrease in value;

•	we may be exposed to claims from our suppliers for inventory that we order in anticipation of customer purchases that do not come to fruition;

•	the value of certain facilities we lease may ultimately be less than our residual value guarantee with the lessor;

•	we may have problems maintaining reliable and uninterrupted sources of supply; and

•	demand for our products may continue to fall.

Our Quarterly Revenues and Operating Results Are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a single transaction can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries generally and the equipment industry specifically;

•	the extent that customers use our products and services in their business;

•	timing of customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations, and/or acceptances;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	changes in import/export regulations;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities, and natural disasters;

•	legislative, tax, accounting, or regulatory changes or changes in their interpretation;

•	procurement shortages;

•	manufacturing difficulties;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	changes in our estimated effective tax rate; and

•	foreign currency exchange rate fluctuations.

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

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems

System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $6 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a rather limited number of such systems. As a result, the inability to recognize revenue on even a few systems can cause a significant adverse impact on our revenues for that quarter.

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

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	export restrictions or other regulatory or legislative actions which could limit our ability to sell those products to key customer or market segments;

•	an improved version of products being offered by a competitor in the market in which we participate;

•	increased pressure from competitors that offer broader product lines;

•	technological change that we are unable to address with our products; or

•	a failure to release new or enhanced versions of our products on a timely basis.

In addition, the fact that we offer a more limited product line creates the risk that our customers may view us as less important to their business than our competitors that offer additional products as well. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Since we are primarily a provider of etch equipment, our business is affected by our customers’ use of etching steps in their processes. Should technologies change so that the manufacture of semiconductor chips requires fewer etching steps, this could have a larger impact on our business than it would on the business of our less concentrated competitors.

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

Strategic Alliances May Have Negative Effects on Our Business

Increasingly, semiconductor companies are entering into strategic alliances with one another to expedite the development of processes and other manufacturing technologies. Often, one of the outcomes of such an alliance is the definition of a particular tool set for a certain function or a series of process steps that use a specific set of manufacturing equipment. While this could work to our advantage if our equipment becomes the basis for the function or process, it could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such function or process. In the latter case, even if our equipment was previously used by a customer, that equipment may be displaced in current and future applications by the tools standardized by the alliance.

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

We are Dependent Upon a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers sold us products during at least the last five years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, several of our suppliers are relatively new providers to us so that our experience with them and their performance is limited. Where practical, our intent is to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

Our Outsource Providers May Fail to Perform as We Expect

Outsource providers have played and will continue to play a key role in our manufacturing operations and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. Although we aim at selecting reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.

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

Our Future Success Depends on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 85% in fiscal year 2009, 83% in fiscal year 2008 and 84% in fiscal year 2007 of our total revenue. We expect that international sales will continue to account for a significant portion of our total revenue in future years.

We are subject to various challenges related to the management of global operations and international sales including, but not limited to:

•	trade balance issues;

•	economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to develop relationships with local suppliers;

•	compliance with U.S. and international laws and regulations, including U.S. export restrictions;

•	fluctuations in interest and foreign currency exchange rates;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people for the operation of our business.

Certain international sales depend on our ability to obtain export licenses from the U.S. Government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, and the United States, that political and diplomatic influences might lead to trade disruptions which would adversely affect our business with China and/or Taiwan and perhaps the entire Asia Pacific region. A significant trade disruption in these areas could have a materially adverse impact on our future revenue and profits.

We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain of our revenues denominated in Japanese yen and Euros, and to certain of our spares and service contracts, and expenses related to our non-U.S. sales and support offices which are denominated in the related countries’ local currency.

We currently enter into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated assets and forecasted Japanese yen-denominated revenue and on net intercompany liability exposures denominated in Swiss francs, Euros and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated assets and liabilities other than those currency exposures previously discussed and currently do not enter into such foreign exchange forward contracts to hedge these other foreign currency exposures, and we therefore are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

Our Financial Results May be Adversely Impacted by Higher Than Expected Tax Rates or Exposure to Additional Tax Liabilities

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals. We believe that we are in general compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing the need for) all environmental permits necessary to conduct our business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, cessation of our operations or reduction in our customers’ acceptance of our products. These regulations could require us to alter our current operations, to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

If We are Unable to Adjust the Scale of Our Business in Response to Rapid Changes in Demand in the Semiconductor Equipment Industry, Our Operating Results and Our Ability to Compete Successfully May be Impaired

The business cycle in the semiconductor equipment industry has historically been characterized by frequent periods of rapid change in demand that challenge our management to adjust spending and resources allocated to operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems and procedures, and in training, managing, and appropriately sizing our supply chain, our work force, and other components of our business on a timely basis. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively. If we do not adequately meet these challenges, our gross margins and earnings may be impaired during periods of demand decline, and we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during periods of demand growth.

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, such as our March 2008 acquisition of SEZ, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entails numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations among others. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

In addition, any acquisition could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets, and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations and/or the price of our Common Stock.

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and Could Result in the Loss of Significant Rights Which are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. We also face risks of claims from commercial and other relationships. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results. Moreover, although we seek to obtain insurance to protect us from claims and cover losses to our property, there is no guarantee that such insurance will fully indemnify us for any losses that we may incur.

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

We are Subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (the “Independent Registered Public Accounting Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We have successfully completed our assessment and obtained our Independent Registered Public Accounting Firm’s attestation as to the effectiveness of our internal control over financial reporting as of June 28, 2009. In future years, if we fail to timely complete this assessment, or if our Independent Registered Public Accounting Firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are held under operating leases expiring from fiscal years 2010 to 2015. These leases generally include options to renew or purchase the facilities. In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific and own manufacturing facilities located in Eaton, Ohio and Villach, Austria. Our fiscal year 2009 rental expense for the space occupied during that period aggregated approximately $9 million. Our facilities lease obligations are subject to periodic increases, and we believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	Legal Proceedings

From time to time, we have received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by our products. In such cases it is our policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that we will be able to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a materially adverse effect on our consolidated financial position, liquidity, operating results, or our consolidated financial statements taken as a whole. Aspect Systems, Inc. (“Aspect”) sued us for breach of contract and various business torts arising out of a transaction in which we licensed Aspect to sell certain of our legacy Autoetch and Drytek products. The case went to trial in the United States District Court for the District of Arizona in December of 2008, resulting in a jury verdict in favor of Aspect. We filed an appeal from the ensuing judgment, which is now pending. We recorded the amount of the legal judgment of $4.6 million in our consolidated statement of operations for the year ended June 28, 2009.

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

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended, discontinued or reinstated at any time, and is funded using the Company’s available cash. The Company suspended repurchases under the Board-authorized program prior to the end of the December 2008 quarter.

Share repurchases under the repurchase program were as follows (in thousands except per share data):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Remaining Amount Available Under the Repurchase Programs
As of June 29, 2008	—	$—	—	$—
Authorization of up to $250 million — September 2008				$250,000
Quarter Ending September 28, 2008	84	$32.71	1	$249,985
Quarter Ending December 28, 2008	1,128	$21.71	1,053	$226,942
Quarter Ending March 29, 2009	29	$20.28	—	$226,942
March 30 — April 19, 2009	78	$22.81	—	$226,942
April 20, 2009 — May 24, 2009	47	$25.29	—	$226,942
May 25, 2009 — June 28, 2009	1	$25.76	—	$226,942

	1,367	$22.54	1,054	$226,942

(1)	Included in the table above are 312,213 shares which the Company withheld through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations. All repurchases during fiscal year 2009 fell into this category.

The graph below matches Lam Research Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Research Data Group, Incorporated (“RDG”) Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from June 30, 2004 to June 30, 2009.

	6/04	6/05	6/06	6/07	6/08	6/09
Lam Research Corporation	100.00	108.02	174.33	191.79	134.89	97.01
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
RDG Semiconductor Composite	100.00	91.81	91.03	107.45	91.20	67.58

Item 6.	Selected Financial Data (derived from audited financial statements)

	Year Ended
	June 28, 2009 (1)	June 29, 2008 (1)	June 24, 2007	June 25, 2006	June 26, 2005
	(in thousands, except per share data)
OPERATIONS:
Total revenue	$1,115,946	$2,474,911	$2,566,576	$1,642,171	$1,502,453
Gross margin	388,734	1,173,406	1,305,054	827,012	763,464
Goodwill impairment (2)	96,255	—	—	—	—
Restructuring charges and asset impairments, net (3)	44,513	6,366	—	—	14,201
409A expense (4)	3,232	44,494	—	—	—
Legal judgment	4,647	—	—	—	—
In-process research and development	—	2,074	—	—	—
Operating income (loss) (5)	(281,243)	509,431	778,660	404,768	388,142
Net income (loss)	(302,148)	439,349	685,816	335,210	297,252
Net income (loss) per share:
Basic	$(2.41)	$3.52	$4.94	$2.42	$2.16
Diluted	$(2.41)	$3.47	$4.85	$2.33	$2.09
BALANCE SHEET:
Working capital	$855,064	$1,280,028	$743,563	$1,138,720	$837,370
Total assets	1,951,871	2,806,755	2,101,605	2,327,382	1,472,349
Long-term obligations, less current portion	158,019	385,132	252,487	350,969	2,786

(1)	Fiscal year 2009 and 2008 amounts include the operating results of SEZ from the acquisition date of March 11, 2008. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. See Note 15 of Notes to Consolidated Financial Statements for additional information.

(2)	A combination of factors, including the current economic environment, a sustained decline in our market valuation and a decline in our operating results were indicators of possible impairment of our goodwill. We conducted an analysis and concluded, in accordance with Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009.

(3)	Restructuring charges and asset impairments, exclude restructuring charges included in cost of goods sold and reflected in gross margin of $21.0 million and $12.6 million for fiscal years 2009 and 2008, respectively. Restructuring amounts included in cost of goods sold and reflected in gross margin during fiscal year 2009 primarily relate to the Company’s alignment of its cost structure with the outlook for the current economic environment and future business opportunities. The restructuring amounts in fiscal year 2008 primarily relate to the integration of SEZ. Fiscal year 2005 restructuring charges consist only of additional liabilities related to prior restructuring plans.

(4)	409A expense excludes the expense included in cost of goods sold and reflected in gross margin of $6.4 million during fiscal year 2008. Following a voluntary independent review of its historical stock option granting process, the Company considered whether Section 409A of the Internal Revenue Code of 1986, as amended (“IRC”), and similar provisions of state law, apply to certain stock option grants as to which, under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic value was deemed to exist at the time of the options’ measurement dates. If, under applicable tax principles, an employee stock option is not considered as granted with an exercise price equal to the fair market value of the underlying stock on the grant date, then the optionee may be subject to federal and state penalty taxes under Section 409A (collectively, “Section 409A liabilities”). On March 30, 2008, the Board of Directors authorized the Company (i) to assume potential Section 409A Liabilities, inclusive of applicable penalties and interest, of current and past employees arising from the exercise in 2006 or 2007 of Company stock options that vested after 2004, and (ii) if necessary, to compensate such employees for additional tax liability associated with that assumption. The Company is presently engaged in discussions with the Internal Revenue Service regarding the application of Section 409A to Company stock options.

(5)	Operating income (loss) during the fiscal years ended June 28, 2009, June 29, 2008, June 24, 2007 and June 25, 2006 includes $53.0 million, $42.5 million, $35.6 million and $24.0 million, respectively, of equity-based compensation expense as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” at the beginning of fiscal year 2006.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Stock and Dividend Information:

	Three Months Ended (1)
	June 28, 2009 (2)	March 29, 2009 (2)	December 28, 2008 (2)	September 28, 2008 (2)
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2009:
Total revenue	$217,764	$174,412	$283,409	$440,361
Restructuring and asset impairments — cost of goods sold	—	10,217	7,728	3,048
Gross margin	67,757	36,515	101,352	183,110
Goodwill impairment — operating expenses	7,179	89,076	—	—
Restructuring and asset impairments — operating expenses	5,396	13,028	10,121	15,968
409A expense — operating expenses	982	646	843	761
Legal judgment — operating expenses	4,647	—	—	—
Operating income	(65,186)	(195,184)	(37,392)	16,519
Net income	(88,490)	(198,359)	(24,172)	8,873
Net income per share
Basic	$ (0.70)	$ (1.58)	$ (0.19)	$ 0.07
Diluted	$ (0.70)	$ (1.58)	$ (0.19)	$ 0.07
Price range per share	$22.01-$29.23	$18.24-$25.47	$14.72-$31.98	$30.00-$40.42
Number of shares used in per share calculations:
Basic	126,273	125,566	125,084	125,527
Diluted	126,273	125,566	125,084	126,819

	Three Months Ended (1)
	June 29, 2008 (2)	March 30, 2008 (2)	December 23, 2007	September 23, 2007
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2008:
Total revenue	$566,160	$613,810	$610,320	$684,621
Restructuring and asset impairments — cost of goods sold	12,610	—	—	—
409A expense — cost of goods sold	—	6,401	—	—
Gross margin	234,650	287,208	307,661	343,887
Restructuring and asset impairments — operating expenses	6,366	—	—	—
409A expense — operating expenses	710	43,784	—	—
In-process research and development — operating expenses	—	2,074	—	—
Operating income	63,928	86,283	161,334	197,886
Net income	72,178	103,524	115,059	148,588
Net income per share
Basic	$ 0.58	$ 0.83	$ 0.92	$ 1.20
Diluted	$ 0.57	$ 0.82	$ 0.91	$ 1.18
Price range per share	$35.98-$44.73	$36.15-$46.19	$42.67-$57.66	$49.48-$60.82
Number of shares used in per share calculations:
Basic	125,046	124,768	124,685	124,057
Diluted	126,657	126,549	126,653	126,358

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 28, 2009 and June 29, 2008 included 52 and 53 weeks, respectively. The quarter ended March 30, 2008 included 14 weeks while all other quarters presented above included 13 weeks.

(2)	Includes the operating results of SEZ from the acquisition date of March 11, 2008. The acquisition was accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Please see Note 15 “Acquisitions” of Note to Consolidated Financial Statements for additional information.

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. The price range per share is the highest and lowest bid prices, as reported by The NASDAQ Stock Market, Inc., on any and all trading days during the respective quarter. As of August 20, 2009 we had 371 stockholders of record. In fiscal years 2009 and 2008 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2009 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2009 Form 10-K ).

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (generally and in the semiconductor industry), supply, demand, prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations for fiscal years 2009, 2008, and 2007 may not necessarily be indicative of future operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2009 Form 10-K. MD&A consists of the following sections:

Executive Summary provides a summary of the key highlights of our results of operations and our management’s assessment of material trends and uncertainties relevant to our business

Results of Operations provides an analysis of operating results

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

The following summarizes certain key annual financial information for the periods indicated below (in thousands, except percentages and per share amounts):

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands, except per share data and percentages)
Revenue	$1,115,946	$2,474,911	$2,566,576
Gross margin	388,734	1,173,406	1,305,054
Gross margin as a percent of total revenue	34.8%	47.4%	50.8%
Net income/(loss)	(302,148)	439,349	685,816
Diluted net income (loss) per share	$(2.41)	$3.47	$4.85

Fiscal year 2009 results compared with fiscal year 2008 results reflect declines in customer demand, consistent with the deterioration in the general economic outlook and, specifically, the downturn in the semiconductor industry which has been impacted by a decline in consumer spending for electronic goods. Fiscal year 2009 shipments were approximately $1.0 billion and decreased 59% compared to fiscal year 2008. Fiscal year 2009 revenues decreased 55% compared to fiscal year 2008.

Gross margin as a percent of revenue was 34.8% for fiscal year 2009 and decreased sequentially compared to fiscal year 2008 gross margin of 47.4%. This reduction was primarily due to customer concentration, product mix, and decreased factory and field utilization as a result of reduced shipment volumes on declining customer demand, partially offset by favorable warranty performance. Included in gross margin were charges for restructuring and asset impairments of $21.0 million and $12.6 million in fiscal years 2009 and 2008, respectively.

Fiscal year 2009 operating expenses include goodwill impairment of $96.3 million, restructuring and asset impairments of $44.5 million, a legal judgment of $4.6 million, and $3.2 million of expenses associated with the assumption of Section 409A employee liabilities. Fiscal year 2008 operating expenses include the assumption of Section 409A employee liabilities of $44.5 million and $6.4 million of restructuring and asset impairments. We continue to invest significantly in research and development focused on leading-edge plasma etch, single-wafer clean, and other new products and technologies.

Although there are near-term pressures on business from declining customer demand, we are targeting the longer term benefits of our product development activities. These factors, along with decreasing revenues and lower gross margins noted above, contributed to the fiscal year 2009 operating loss of 25.2% compared to fiscal year 2008 operating margin of 20.6%.

In both the etch and clean markets, we believe there are opportunities for market share expansion as we have placed a significant number of joint development projects and evaluation units at our customers’ locations to enable penetration of new applications while defending and growing our existing market share.

We anticipate that while there are opportunities to add to our leading etch market share position, significant market share growth opportunities will be in single-wafer clean. We intend to increase the penetration of various applications at our existing single wafer clean customers, as well as at customers who will be introducing single wafer cleaners into their fabs.

Our key positions of strength in single-wafer clean have historically been in the back-end-of-line foundry and logic markets, and spending for new equipment in those markets has recently been low, resulting in temporarily exacerbated reductions in revenue and market share for our equipment. When new capacity is added in the foundry and logic markets, we expect our market share will increase with our current tool of record positions.

Due to the current high volume of idled capacity potentially requiring remanufacture and upgrade, we anticipate that installed base upgrade and conversion activity will represent a meaningful revenue opportunity for us over the next few years. This opportunity is particularly substantial in etch, where new technology capability is typically required to meet leading edge requirements at the next technology node.

We recently established our Reliant™ System Business in order to increase our focus on and capabilities in the refurbishment and upgrades business opportunities that we expect in etch. We have also recently added clean refurbishment and upgrades capabilities in order to support our customers’ needs in respect of the installed base of single wafer cleaners. In today’s etch market, our customers have idled equipment available for refurbishment or upgrade that has temporarily reduced the total demand for new equipment purchases at the leading edge. This is particularly the case at our memory customers. Once demand accelerates and capacity utilization rises, we anticipate that our customers’ requirements for refurbishment or upgrade will diminish and most leading edge wafer start additions will be filled by new equipment.

Some older installed base tools cannot be refurbished or upgraded for reuse on the leading edge, but they can be utilized in trailing edge foundries where 300-millimeter tool sets are needed. We intend to be very active in the used 300-millimeter tool set market as it develops in the coming quarters.

In this period of reduced customer spending, we have continued to make major investments in product portfolios, as we believe they represent a significant growth opportunity when the upturn comes. We do, however, remain focused on balancing the need to invest in next generation technologies with carefully managing the cash expenditures of the Company.

Results of Operations

Shipments and Backlog

	Year Ended
	June 28, 2009	June 29, 2008
Shipments (in millions)	$976	$2,367
North America	16%	16%
Europe	11%	9%
Asia Pacific	12%	13%
Taiwan	20%	20%
Korea	21%	22%
Japan	20%	20%

Shipments for the fiscal year 2009 decreased sequentially by 59% reflecting the industry and economic environment noted above. During fiscal year 2009, 300 millimeter applications represented approximately 90% of total systems shipments and 87% of total systems shipments were for applications at less than or equal to the 65 nanometer technology node. We classify systems shipments market segmentation for fiscal year 2009 as Memory at approximately 58%, Integrated Device Manufacturers and Logic at 21% and Foundry at 21%.

Unshipped orders in backlog as of June 28, 2009 were approximately $391 million and decreased from approximately $410 million as of June 29, 2008 consistent with reduced spending commitments from our customers. The basis for recording new orders is defined in our backlog policy. Please refer to “Backlog” in Part I Item 1, “Business” of this 2009 Form 10-K for additional information on our backlog policy. Our unshipped orders backlog includes orders for systems, spares, and services where written customer requests have been accepted and the delivery of products or provisions of services is anticipated within the next 12 months. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, spares volume estimates and customer delivery date changes.

Revenue

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
Revenue (in thousands)	$1,115,946	$2,474,911	$2,566,576
North America	15%	17%	16%
Europe	11%	10%	9%
Asia Pacific	13%	13%	18%
Taiwan	19%	20%	22%
Korea	21%	22%	21%
Japan	21%	18%	14%

The sequential revenue decline during fiscal year 2009 reflects the industry and economic environments noted above. Our revenue levels are correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance decreased to $64.7 million as of June 28, 2009 compared to $193.6 million as of June 29, 2008, consistent with the decline in customer spending levels during fiscal year 2009. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $13 million as of June 28, 2009 compared to $52 million as of June 29, 2008.

Gross Margin

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands, except percentages)
Gross Margin	$388,734	$1,173,406	$1,305,054
Percent of total revenue	34.8%	47.4%	50.8%

Gross margin as a percent of revenue during fiscal year 2009 was 34.8%. The decrease in gross margin as a percent of revenue for fiscal year 2009 compared with fiscal year 2008 was primarily due to decreased factory and field utilization as a result of reduced shipment volumes on declining customer demand, changes in our product mix, customer concentration, and $21.0 million of one-time restructuring and asset impairment expenses, partially offset by favorable warranty performance. The decrease in gross margin as a percent of revenue for fiscal year 2008 compared with fiscal year 2007 was primarily due to decreased factory utilization as a result of reduced shipment volumes, as well as customer concentration and product mix challenges, $12.6 million of one-time restructuring and asset impairment expenses related to the streamlining of our combined Clean Product Group following the acquisition of SEZ, and $6.4 million of expense associated with the assumption of the employee tax liabilities as a result of the determinations from our voluntary independent stock option review.

Research and Development

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands, except percentages)
Research & Development (R&D)	$288,269	$323,759	$285,348
Percent of total revenue	25.8%	13.1%	11.1%

We continue to make significant investments in R&D focused on plasma etch, single wafer clean and new products. The decline in R&D spending during fiscal year 2009 compared to fiscal year 2008, includes approximately $8 million of lower salary and benefits related to cost savings measures, $11 million in lower other employee compensation on lower profits and a $26 million decrease in outside services and supplies, partially offset by $5 million in depreciation and amortization mainly related to the inclusion of SEZ. Approximately 91% and 74% of fiscal years 2009 and 2008 systems revenues, respectively, were derived from products introduced over the previous two years, which is reflective of our continued investment in new products and technologies.

The growth in R&D spending during fiscal year 2008 compared to fiscal year 2007 included approximately $22 million in salary and benefits costs for increases in headcount and employee base compensation, $9 million in engineering material supplies and outside services targeting etch and new product growth objectives, the inclusion of SEZ operations for approximately four months of fiscal year 2008, and a $3 million decrease in incentive-based compensation driven by reduced profit levels.

Selling, General and Administrative

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$233,061	$287,282	$241,046
Percent of total revenue	20.9%	11.6%	9.4%

The decrease in SG&A expenses during fiscal year 2009 compared to fiscal year 2008 was driven by reductions of approximately $34 million in other employee compensation as a result of lower company profitability and $7 million in salaries and benefits related to cost savings measures, $19 million in cost incurred as a result of the voluntary stock option reviews completed in fiscal year 2008, and $5 million in outside services and supplies, partially offset by a $7 million charge to increase the reserves against our receivables balance for distressed customers.

The increase in SG&A expenses during fiscal year 2008 compared to fiscal year 2007 was driven by increases of approximately $24 million in salary and benefits costs for increases in headcount, $19 million in legal and accounting cost incurred as a result of the voluntary stock option review, the inclusion of SEZ operations for approximately four months, and $3 million in equity-based compensation partially offset by a decrease of $5 million in incentive-based compensation triggered by lower profit levels.

Goodwill Impairment

A combination of factors, including the current economic environment, a sustained decline in our market valuation and a decline in our operating results were indicators of possible impairment of our goodwill. We performed an impairment analysis and concluded, in accordance with Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, that the fair value of our Clean Product Group has been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009.

The calculation of the goodwill impairment charge is based on estimates of future operating results. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our Clean Product Group, an additional impairment analysis may be required which may result in further impairment charges.

Restructuring and Asset Impairments

During the June 2008 quarter, we incurred expenses for restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). We incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with our product line integration road maps.

During the December 2008 quarter, we incurred expenses for restructuring and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). The charges during the December 2008 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

During the March 2009 quarter, we incurred expenses for restructuring and asset impairment charges designed to align our cost structure with our outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during the March 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. We incurred additional expenses under the March 2009 Plan during the quarter ended June 28, 2009. The charges during the June 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

Prior to the end of each quarter noted above, we initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan, the December 2008 Plan, and the March 2009 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

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

We recorded net restructuring charges and asset impairments during fiscal year 2009 of approximately $65.5 million, consisting of severance and benefits for involuntarily terminated employees of $52.0 million, charges for the write-off of certain assets totaling $10.2 million, and charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $3.3 million. Of the total $65.5 million in charges, $21.0 million was recorded in cost of goods sold and $44.5 million was recorded in operating expenses in our fiscal year 2009 consolidated statement of operations.

We recorded net restructuring charges and asset impairments during fiscal year 2008 of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $5.5 million, charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $0.9 million, the write-off of related fixed assets of $1.9 million, and asset impairments related to initial product line integration road maps of $10.7 million. Of the total $19.0 million in charges, $12.6 million was recorded in cost of goods sold and $6.4 million was recorded in operating expenses in our fiscal year 2008 consolidated statement of operations.

As a result of the June 2008, September 2008, December 2008, March 2009, and June 2009 quarters’ restructuring activities, we expect annual savings in total expenses, relative to the cost structure immediately preceding the activities, of approximately $179 million to $189 million. The estimated savings from the June 2008, December 2008, and March 2009 Plans’ discrete actions are primarily related to lower employee payroll, facilities, and depreciation expenses. Actual savings may vary from these forecasts, depending upon future events and circumstances.

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2008 expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

Fiscal year 2009 expense	12,554	—	3,395	3,067	19,016
Cash payments	(13,155)	(873)	—	—	(14,028)
Non-cash charges	(3,418)	—	(3,395)	(3,067)	(9,880)

Balance at June 28, 2009	$567	$26	$—	$—	$593

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2009 expense	$16,412	$618	$—	$819	$17,849
Cash payments	(15,728)	—	—	—	(15,728)
Non-cash charges	—	(618)	—	(819)	(1,437)

Balance at June 28, 2009	$684	$—	$—	$—	$684

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2009 expense	$23,038	$2,265	$3,008	$330	$28,641
Cash payments	(18,647)	(1,828)	—	—	(20,475)
Non-cash charges	(466)	—	(3,008)	(330)	(3,804)

Balance at June 28, 2009	$3,925	$437	$—	$—	$4,362

The severance and benefits-related balance is anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

409A Expense

Following the voluntary independent review of our historical option grant process, we considered whether Section 409A of the Internal Revenue Code and similar provisions of state law would apply to stock options that were found, under APB No. 25, to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, such taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, our Board of Directors authorized us to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. Those liabilities totaled $50.9 million; $44.5 million was recorded in operating expenses and $6.4 million in cost of goods sold in our consolidated statements of operations for fiscal year 2008. We incurred $3.2 million of expense during fiscal year 2009 consisting of interest and legal fees. We are presently discussing with the Internal Revenue Service the application of Section 409A to Company stock options. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.

Legal Judgment

Aspect Systems, Inc. (“Aspect”) sued us for breach of contract and various business torts arising out of a transaction in which we licensed Aspect to sell certain of our legacy Autoetch and Drytek products. The case went to trial in the United States District Court for the District of Arizona in December of 2008, resulting in a jury verdict in favor of Aspect. We filed an appeal from the ensuing judgment, which is now pending. We recorded the amount of the legal judgment of $4.6 million in our consolidated statement of operations for the year ended June 28, 2009.

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Interest income	$24,283	$51,194	$71,666
Interest expense	(6,497)	(12,674)	(17,817)
Foreign exchange gains (losses)	922	31,070	(1,512)
Favorable legal judgment	—	—	15,834
Other, net	(558)	(2,045)	892

	$18,150	$67,545	$69,063

The decrease in interest income during fiscal year 2009 compared with fiscal year 2008 is primarily due to a decrease in our average balances of cash, cash equivalents, short-term investments, and restricted cash and investments throughout fiscal year 2009 and, to a lesser extent, decreases in interest rate yields. The decrease in average balances was primarily related to payment of the outstanding principal balance of $250.0 million of our existing long-term debt with ABN AMRO Bank N.C. (“ABN AMRO”) during fiscal year 2009. The sequential decrease in interest income during fiscal year 2008 as compared with fiscal year 2007 is primarily related to decreases in average balances of cash, cash equivalents and short-term investments, primarily driven by the acquisition of SEZ.

The decrease in interest expense during fiscal year 2009 as compared with the prior year was due to our $250.0 million loan payment to ABN AMRO and to a lesser extent, decreases in interest rate yields. The sequential decrease in interest expense in fiscal year 2008 as compared with fiscal year 2007 is primarily related to the $100 million repayment on our long-term debt during fiscal year 2007 and a decline in interest rates.

Foreign exchanges gains in fiscal year 2009 are due to forecast variances and are related to un-hedged portions of the balance sheet exposures, primarily in the Japanese yen, Taiwanese dollar and Euro and were partially offset by $4.0 million of deferred net losses, net of tax, associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and were recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations during the twelve months ended June 28, 2009. Included in foreign exchange gains during fiscal year 2008 are gains associated with the acquisition of SEZ of $42.7 million relating primarily to the settlement of a hedge of the Swiss franc. These acquisition-related net foreign exchange gains were partially offset by other foreign exchange losses of approximately $11.6 million during fiscal year 2008 which were primarily due to our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Euro and Taiwan dollar resulting in the foreign exchange loss. In fiscal year 2009, we implemented a balance sheet hedging program to manage Swiss franc, Euro and Taiwanese dollar foreign currency exchange rate fluctuations and the impact of those fluctuations on our Consolidated Statements of Operations. These exposures are related to the net intercompany liability positions in these currencies. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this 2009 Form 10-K under the heading “Our Future Success Depends on International Sales and Management of Global Operations.”

The favorable legal judgment of $15.8 million during fiscal year 2007 was obtained in a lawsuit filed by us alleging breach of purchase order contracts by one of our customers. The Supreme Court of California denied review of lower and appellate court judgments in our favor during the quarter ended September 24, 2006.

Income Tax Expense

Our annual income tax expense was $39.1 million, $137.6 million, and $161.9 million in fiscal years 2009, 2008, and 2007, respectively. Our effective tax rate for fiscal years 2009, 2008, and 2007 was (14.8%), 23.9%, and 19.1%, respectively. The decrease in the effective tax rate in fiscal year 2009 is primarily due to the Company’s loss position. In fiscal year 2009 there were certain events that resulted in a net tax expense. These events included favorable adjustments for previously estimated tax liabilities upon the filing of our U.S. and certain foreign income tax returns and the R&D credit reinstatement offset by tax expense for a change in California law, and a valuation allowance placed on certain foreign deferred tax assets.

The fiscal year 2008 effective tax rate was 23.9%, compared to the fiscal year 2007 effective tax rate of 19.1%. The increase in the effective tax rate in fiscal year 2008 is primarily due to the application of certain foreign tax rulings, a decrease in the proportion of income in low tax jurisdictions, as well as the expiration of the federal research tax credit which expired on December 31, 2007. The increase was partially offset by certain events resulting in a net tax benefit of $11.6 million. These events included favorable adjustments for previously estimated tax liabilities upon the filing of our U.S. and certain foreign income tax returns, and the reversal of tax reserves with respect to certain transfer pricing items now settled.

Deferred Income Taxes

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our gross deferred tax assets, primarily comprised of reserves and accruals that are not currently deductible and tax credit carryforwards, were $157.0 million and $173.0 million at the end of fiscal years 2009 and 2008, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $41.9 million and $53.1 million at the end of fiscal years 2009 and 2008, respectively, and a valuation allowance of $35.5 million and $3.4 million at the end of fiscal years 2009 and 2008, respectively.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $35.5 million relates to certain California and foreign deferred tax assets and our fiscal year 2008’s valuation allowance of $3.4 million relates to certain foreign deferred tax assets.

As part of the valuation allowance recorded in fiscal year 2009, we recorded a valuation allowance on certain California deferred tax assets reflecting the potential impacts of the new California law related to the repeal of the cost of performance sales factor sourcing rule and the single sales factor apportionment election (both passed February 20, 2009, effective for years beginning on or after January 1, 2011). In addition, we recorded a valuation allowance against certain foreign deferred tax assets for which management believes it is not more likely than not to be realized.

We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

FIN 48

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On June 25, 2007, upon adoption of FIN 48, the cumulative effect of applying FIN 48 was reported as an increase of the beginning balance of retained earnings of approximately $17.6 million.

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

Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. In the event that terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. In circumstances where the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue where it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. Revenue from multiple-element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery, or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs which generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify title transfer, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail. Transfer of title for shipments to Japanese customers generally occurs at the time of customer acceptance.

Standard costs are reassessed as needed but annually at a minimum, and reflect achievable acquisition costs. Acquisition costs are generally based on the most recent vendor contract prices for purchased parts, normalized assembly and test labor utilization levels, methods of manufacturing, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our consolidated financial statements.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value if less than cost. Estimates of market value include, but are not limited to, management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

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

Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: We account for our employee stock purchase plan (“ESPP”) and other stock plans under the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity- based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. It provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

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

We review goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of that reporting unit. Although our cash flow forecasts are based on assumptions that are consistent with our plans and estimates we are using to manage the underlying businesses, there is significant judgment involved in determining the cash flows attributable to a reporting unit. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our and our competitor’s market capitalization on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

The value assigned to intangible assets is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the asset to its realizable value.

Recent Accounting Pronouncements

On June 30, 2008, we adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact to our consolidated financial statements from the adoption of SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. (“FSP”) 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by us beginning in our fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP SFAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSP SFAS 157-3 is effective immediately and we adopted its provisions with respect to our financial assets and liabilities since September 28, 2008. The impact of adopting the non-delayed portions of SFAS No. 157 is more fully described in Note 4 of Notes to Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We will adopt SFAS No. 141R in the beginning of fiscal year 2010. The accounting treatment of tax benefits from acquired companies will change when SFAS No. 141R becomes effective. At such time, any changes to the tax benefits associated with the valuation allowance recorded in the SEZ acquisition will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS No. 160”). SFAS 160

establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests to stockholders’ equity. We expect to adopt SFAS No. 160 in the beginning of fiscal year 2010 and we do not believe the adoption of SFAS No. 160 will have a material impact on our results of operations or financial condition.

On December 29, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS No. 161”). There was no material impact to our consolidated financial statements from the adoption of SFAS No. 161 which requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. See Note 4 of Notes to Consolidated Financial Statements for more information.

In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP SFAS 142-3 did not have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP SFAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. We adopted FSP SFAS 157-4 during the quarter ended June 28, 2009. The adoption did not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 will result in expanded disclosures but will not have a material impact on our consolidated results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP SFAS 115-2, for impaired debt securities, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP SFAS 115-2 changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. FSP SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP SFAS 115-2 on March 30, 2009 and the adoption did not have a material impact on our consolidated results of operations or financial condition. See Note 4 of Notes to Consolidated Financial Statements for the disclosures required by FSP SFAS 115-2.

In May 2009, the FASB issued Statement of Financial Accounting Standards Number 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date at which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The provisions of SFAS No. 165 are effective for interim and annual reporting periods ending after June 15, 2009. In accordance with SFAS No. 165, we evaluated subsequent events through August 26, 2009, the date of issuance of the consolidated financial statements. During the periods from June 28, 2009 to August 26, 2009, we did not have any material recognizable subsequent events.

Liquidity and Capital Resources

Total gross cash, cash equivalents, short-term investments, and restricted cash and investments balances were $757.8 million at the end of fiscal year 2009 compared to $1.2 billion at the end of fiscal year 2008. This decrease was primarily due to our payment of the outstanding principal balance of our long-term debt with ABN AMRO Bank N.V. of $250 million during fiscal year 2009, cash used for operations of $(78.1) million, and capital expenditures of $44.3 million.

Cash Flows from Operating Activities

Net cash used for operating activities of $(78.1) million during fiscal year 2009 consisted of (in millions):

Net loss	$(302.1)
Non-cash charges:
Depreciation and amortization	72.4
Equity-based compensation	53.0
Goodwill impairment	96.3
Restructuring charges, net	65.5
Net tax benefit on equity-based compensation plans	(8.0)
Deferred income taxes	30.5
Changes in operating asset accounts	(95.1)
Other	9.4

$(78.1)

Significant changes in operating asset and liability accounts included the following uses of cash: a decrease in accrued expenses and other liabilities of approximately $177.3 million primarily related to decreases in taxes payable, accrued compensation and installation and warranty liabilities. Additional uses of cash included decreases in accounts payable and deferred profit. All of these changes were primarily attributable to lower business volume. These uses of cash were partially offset by decreases in accounts receivable of $152.1 million, inventories of $46.1 million and prepaid expenses and other assets of $5.9 million, which were also primarily due to lower business volume.

Cash Flows from Investing Activities

Net cash provided by investing activities during fiscal year 2009 was $6.0 million which was primarily due to net sales/maturities of investments of $173.8 million, partially offset by a transfer of restricted cash and investments of $92.2 million, capital expenditures of $44.3 million and acquisitions of businesses of $19.5 million.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal year 2009 was $(260.8) million which was primarily due to principal payments on long-term debt and capital leases of $256.0 million, which included our payment of the outstanding principal balance of our long-term debt with ABN AMRO Bank N.V. of $250 million during fiscal year 2009.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 28, 2009 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and discussed below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments relating to these agreements, and our guarantees are included in the following table. The amounts in the table below exclude $103.0 million of liabilities under FIN 48 as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 14, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$9,945	$1,940	$103,247	$4,293	$119,425
1-3 years	14,053	3,788	66,006	19,607	103,454
3-5 years	16,276	3,560	33,819	4,030	57,685
Over 5 years	145,917	12,252	16,671	—	174,840

Total	$186,191	$21,540	$219,743	$27,930	$455,404

Operating Leases

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal year 2016. Certain of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.

Included in the Operating Leases Over 5 years section of the table above is $141.7 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus and properties in Livermore, California.

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

Each Livermore Lease facility has an approximately seven-year term (inclusive of an initial construction period during which BNPPLC’s and our obligations were governed by the Construction Agreement entered into with regard to such Livermore Lease facility) ending on the first business day in January 2015. Each New Fremont Lease has an approximately seven-year term ending on the first business day in January 2015. On December 1, 2008, we completed construction of one of the two Livermore properties. We completed construction on the second property on June 1, 2009. Upon completion of construction, our occupation of each Livermore property was no longer governed by its Construction Agreement, and was instead governed by the relevant Operating Lease.

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

We are required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for our obligations under the Operating Leases. As of June 28, 2009, we had $164.9 million recorded as restricted cash in our consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.

Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. We have guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by us under the Operating Leases is no more than approximately $141.7 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $164.9 million plus related indemnification or other obligations).

The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by us.

The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.

Capital Leases

Capital leases reflect building lease obligations assumed from our acquisition of SEZ and an office equipment lease. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at June 28, 2009 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At June 28, 2009, vendor-owned inventories held at our locations and not reported as our inventory were $13.4 million.

Long-Term Debt

During fiscal year 2009, we paid the outstanding principal balance of $250.0 million of our existing long-term debt with ABN AMRO Bank N.V. (“ABN AMRO”) using existing cash balances. There were no penalties associated with the payment. In connection with the payment, the parties agreed to terminate the ABN AMRO Credit Agreement and related Collateral Documents. ABN AMRO continues to be a participant in our operating leases with BNP Paribas Leasing Corporation and continues to provide banking services to us for customary fees.

Our remaining total long-term debt of $27.1 million as of June 28, 2009 is the result of obligations assumed in connection with the acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.

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

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of June 28, 2009, we have not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Warranties

We offer standard warranties on our systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of June 28, 2009, these securities are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed Income Securities

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and variable rate long-term debt. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The following table presents the hypothetical fair values of fixed income securities as a result of selected potential market decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 28,2009 are as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 28, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$106,193	$105,334	$104,476	$103,618	$102,759	$101,901	$101,043
US Treasury & Agencies	25,078	24,780	24,482	24,184	23,885	23,587	23,289
Government-Sponsored Enterprises	6,421	6,388	6,355	6,323	6,290	6,257	6,225
Foreign Government	1,025	1,025	1,025	1,024	1,024	1,024	1,023
Bank and Corporate Notes	229,179	228,843	228,507	228,171	227,835	227,499	227,163
Mortgage Backed Securities — Residential	11,868	11,789	11,709	11,630	11,551	11,472	11,393
Mortgage Backed Securities — Commercial	13,688	13,606	13,524	13,442	13,361	13,279	13,197

Total	$393,450	$391,764	$390,078	$388,392	$386,706	$385,020	$383,333

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Publicly Traded Equity Securities

The values of our equity investments in publicly traded equity securities are subject to equity price risk. The following table presents the hypothetical fair values of our publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 15%, 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 28, 2009 are as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of June 28, 2009	Valuation of Securities Given an X% Increase in Stock Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Publicly traded equity securities	$4,494	$5,093	$5,393	$5,992	$6,591	$6,891	$7,490

Foreign Currency Derivatives

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars except for certain of our revenues that are denominated in Japanese yen, certain revenues and expenses denominated in the Euro, certain of our spares and service contracts which are denominated in various currencies, and expenses related to our non-U.S. sales and support offices which are denominated in the related countries’ local currency. We currently enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on Japanese yen-denominated assets and forecasted Japanese yen-denominated revenue and on net intercompany liability exposures denominated in Swiss francs, Euros and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation.

To protect against the reduction in value of forecasted Japanese yen-denominated revenues, we enter into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange rate contracts are designated as cash flow hedges and are carried on our balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen-denominated net receivable balances against the U.S. dollar and net intercompany liability exposures denominated in Swiss francs, Euros and Taiwanese dollars. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables also recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.

The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges as of June 29, 2008 is shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		NOTIONAL AMOUNT	Unrealized FX Loss /(Gain) June 28, 2009	VALUATION OF FX CONTRACTS GIVEN AN X% INCREASE (+) / DECREASE (-) IN EACH FX RATE
(in $ Millions)				+ /-	(10%)	+ /-	(15%)
Cash Flow Hedge
Forward Contracts Sold	JPY/USD	$24.1	$0.0	+/-	$2.4	+/-	$3.6

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges as of June 28, 2009 is shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income and expense by corresponding change in fair values of the foreign currency denominated intercompany and trade receivables assuming the hedge contract fully covers the intercompany and trade receivable balances.

		NOTIONAL AMOUNT	Unrealized FX Loss /(Gain) June 28, 2009	VALUATION OF FX CONTRACTS GIVEN AN X% INCREASE (+) / DECREASE (-) IN EACH FX RATE
(in $ Millions)				+ /-	(10%)	+ /-	(15%)
Balance Sheet Hedge
	JPY/USD	$16.8	$(0.1)	+/-	$(1.7)	+/-	$(2.5)
	USD/CHF	$(138.8)	$(0.0)	+/-	$13.9	+/-	$20.8
	USD/TWD	$(42.7)	$0.1	+/-	$4.3	+/-	$6.4
	USD/EUR	$(97.6)	$0.0	+/-	$9.8	+/-	$14.6

Forward Contracts Sold		$(262.3)	$0.1	+/-	$26.2	+/-	$39.4

Long-Term Debt

Our long-term debt includes $3.3 million of variable rate debt based on local LIBOR rates plus a spread of 0.875 and is subject to adverse as well as beneficial changes in interest expense due to fluctuation in interest rates.

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 28, 2009 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, the current uncertainty in the global economic conditions and the recent disruption in credit markets have impacted customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If the current situation deteriorates further, our business could suffer further negative impacts.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 28, 2009 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2009 Form 10-K.

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

None.

PART III

We have omitted from this 2009 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders to be held November 5, 2009 (the “Proxy Statement”), and certain information included therein is incorporated by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference herein.) For information regarding our executive officers, see Part I, Item 1 of this 2009 Form 10-K under the caption “Executive Officers of the Company”, which information is incorporated herein by this reference.

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

The information concerning compliance by our officers, directors and 10% shareholders with Section 16 of the Exchange Act required by this Item is incorporated by reference to our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Lam has adopted a Corporate Code of Ethics that applies to all employees, officers, and directors of the Company. Our Code of Ethics is publicly available on the investor relations page of our website at www.lamresearch.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

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

3. See (c) of this Item 15, which is incorporated herein by reference.

(c)	The list of Exhibits follows page 95 of this 2009 Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 28, 2009	June 29, 2008
ASSETS
Cash and cash equivalents	$374,167	$732,537
Short-term investments	205,221	326,199
Accounts receivable, less allowance for doubtful accounts of $10,719 as of June 28, 2009 and $4,102 as of June 29, 2008	253,585	412,356
Inventories	233,410	282,218
Deferred income taxes	69,043	96,748
Prepaid expenses and other current assets	60,401	67,649

Total current assets	1,195,827	1,917,707
Property and equipment, net	215,666	235,735
Restricted cash and investments	178,439	146,072
Deferred income taxes	17,007	19,793
Goodwill	169,182	281,298
Intangible assets, net	91,605	121,889
Other assets	84,145	84,261

Total assets	$1,951,871	$2,806,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$49,606	$89,158
Accrued expenses and other current liabilities	240,022	389,845
Deferred profit	45,787	128,250
Current portion of long-term debt and capital leases	5,348	30,426

Total current liabilities	340,763	637,679
Long-term debt and capital leases	40,886	276,503
Income taxes payable	102,999	85,611
Other long-term liabilities	14,134	23,018

Total liabilities	498,782	1,022,811
Minority interests	—	5,347
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 126,532 shares at June 28, 2009 and 125,187 shares at June 29, 2008	127	125
Additional paid-in capital	1,377,231	1,332,159
Treasury stock, at cost, 34,679 shares at June 28, 2009 and 34,220 shares at June 29, 2008	(1,495,693)	(1,490,701)
Accumulated other comprehensive income (loss)	(52,822)	10,620
Retained earnings	1,624,246	1,926,394

Total stockholders’ equity	1,453,089	1,778,597

Total liabilities and stockholders’ equity	$1,951,871	$2,806,755

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	YEAR ENDED
	June 28, 2009	June 29, 2008	June 24, 2007
Total revenue	$1,115,946	$2,474,911	$2,566,576
Cost of goods sold	706,219	1,282,494	1,261,522
Cost of goods sold — restructuring and asset impairments	20,993	12,610	—
Cost of goods sold — 409A expense	—	6,401	—

Total costs of goods sold	727,212	1,301,505	1,261,522

Gross margin	388,734	1,173,406	1,305,054
Research and development	288,269	323,759	285,348
Selling, general and administrative	233,061	287,282	241,046
Goodwill impairment	96,255	—	—
Restructuring and asset impairments	44,513	6,366	—
409A expense	3,232	44,494	—
Legal judgment	4,647	—	—
In-process research and development	—	2,074	—

Total operating expenses	669,977	663,975	526,394

Operating income (loss)	(281,243)	509,431	778,660
Other income (expense), net:
Interest income	24,283	51,194	71,666
Interest expense	(6,497)	(12,674)	(17,817)
Foreign exchange gains (losses)	922	31,070	(1,512)
Favorable legal judgment	—	—	15,834
Other, net	(558)	(2,045)	892

Income (loss) before income taxes	(263,093)	576,976	847,723
Income tax expense	39,055	137,627	161,907

Net income (loss)	$(302,148)	$439,349	$685,816

Net income (loss) per share:
Basic net income (loss) per share	$(2.41)	$3.52	$4.94

Diluted net income (loss) per share	$(2.41)	$3.47	$4.85

Number of shares used in per share calculations:
Basic	125,595	124,647	138,714

Diluted	125,595	126,504	141,524

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED
	June 28, 2009	June 29, 2008	June 24, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(302,148)	$439,349	$685,816
Adjustments to reconcile net income (loss) to net cash provided (used for) by operating activities:
Depreciation and amortization	72,417	54,704	38,097
Deferred income taxes	30,545	(26,661)	17,055
Restructuring charges, net	65,506	18,976	—
Equity-based compensation expense	53,042	42,516	35,554
Income tax benefit on equity-based compensation plans	(14,294)	83,472	62,437
Excess tax benefit on equity-based compensation plans	6,273	(58,904)	(44,990)
Net gain on settlement of call option	—	(33,839)	—
Goodwill impairment	96,255	—	—
Other, net	9,353	(3,319)	625
Changes in operating asset accounts:
Accounts receivable, net of allowance	152,086	99,887	(513)
Inventories	46,052	19,684	(56,336)
Prepaid expenses and other assets	5,888	(21,972)	(19,180)
Trade accounts payable	(39,381)	(40,125)	9,055
Deferred profit	(82,464)	(64,007)	51,112
Accrued expenses and other liabilities	(177,259)	80,558	44,827

Net cash provided by (used for) operating activities	(78,129)	590,319	823,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(44,282)	(76,803)	(59,968)
Acquisitions of businesses, net of cash acquired	(19,457)	(482,574)	(181,108)
Sales of other investments	—	—	3,000
Purchases of available-for-sale securities	(209,298)	(310,873)	(1,058,081)
Sales and maturities of available-for-sale securities	383,062	329,695	1,103,311
Purchase of call option	—	(13,506)	—
Proceeds from settlement of call option	—	47,345	—
Purchase of other investments	(3,439)	(4,560)	—
Loans made	(8,375)	—	—
Transfer of restricted cash and investments	(92,206)	15,471	110,000

Net cash provided by (used for) investing activities	6,005	(495,805)	(82,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(256,047)	(251,714)	(100,171)
Net proceeds from issuance of long-term debt	625	251,915	—
Excess tax benefit on equity-based compensation plans	(6,273)	58,904	44,990
Treasury stock purchases	(30,946)	(14,552)	(1,083,745)
Reissuances of treasury stock	19,797	8,563	18,123
Proceeds from issuance of common stock	12,014	12,694	42,468

Net cash provided by (used for) financing activities	(260,830)	65,810	(1,078,335)

Effect of exchange rate changes on cash	(25,416)	(1,754)	774
Net increase (decrease) in cash and cash equivalents	(358,370)	158,570	(336,848)
Cash and cash equivalents at beginning of year	732,537	573,967	910,815

Cash and cash equivalents at end of year	$374,167	$732,537	$573,967

Schedule of noncash transactions
Acquisition of leased equipment	$454	$21,784	$—

Supplemental disclosures:
Cash payments for interest	$7,808	$10,900	$17,700

Cash payments for income taxes	$33,583	$74,243	$53,508

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	COMMON STOCK SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL,	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
Balance at June 25, 2006	141,785	$142	$1,051,851	$(416,447)	$(11,205)	$784,423	$1,408,764

Sale of common stock	2,388	2	42,466	—	—	—	42,468
Purchase of treasury stock	(21,202)	(21)	—	(1,083,724)	—	—	(1,083,745)
Income tax benefit on equity-based compensation plans	—	—	62,437	—	—	—	62,437
Reissuance of treasury stock	564	1	1,907	17,002	—	(787)	18,123
Equity-based compensation expense	—	—	35,554	—	—	—	35,554
Components of comprehensive income:
Net income	—	—	—	—	—	685,816	685,816
Foreign currency translation adjustment	—	—	—	—	1,755	—	1,755
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	5,355	—	5,355
Unrealized gain on financial instruments, net	—	—	—	—	82	—	82
Less: reclassification adjustment for losses included in earnings	—	—	—	—	505	—	505

Total comprehensive income	—	—	—	—	—	—	693,513
Adjustment to initially apply SFAS No. 158	—	—	—	—	(794)	—	(794)

Balance at June 24, 2007	123,535	$124	$1,194,215	$(1,483,169)	$(4,302)	$1,469,452	$1,176,320

Sale of common stock	1,703	1	12,695	—	—	—	12,696
Purchase of treasury stock	(287)	—	—	(14,552)	—	—	(14,552)
Tender offer	—	—	(2,282)	—	—	—	(2,282)
Income tax benefit on equity-based compensation plans	—	—	74,865	—	—	—	74,865
Reissuance of treasury stock	236	—	1,543	7,020	—	—	8,563
Equity-based compensation expense	—	—	42,516	—	—	—	42,516
Adoption of FIN 48	—	—	8,607	—	—	17,593	26,200
Components of comprehensive income:
Net income	—	—	—	—	—	439,349	439,349
Foreign currency translation adjustment	—	—	—	—	12,557	—	12,557
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	398	—	398
Unrealized gain on financial instruments, net	—	—	—	—	2,787	—	2,787
Less: reclassification adjustment for gains included in earnings	—	—	—	—	(461)	—	(461)
SFAS No. 158 adjustment	—	—	—	—	(359)	—	(359)

Total comprehensive income	—	—	—	—	—	—	454,271

Balance at June 29, 2008	125,187	$125	$1,332,159	$(1,490,701)	$10,620	$1,926,394	$1,778,597

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)

(in thousands)

	COMMON STOCK SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL,	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL
Sale of common stock	1,806	2	12,012	—	—	—	12,014
Purchase of treasury stock	(1,367)	(1)	—	(30,945)	—	—	(30,946)
Income tax benefit on equity-based compensation plans	—	—	(14,294)	—	—	—	(14,294)
Reissuance of treasury stock	906	1	(6,157)	25,953	—	—	19,797
Equity-based compensation expense	—	—	53,511	—	—	—	53,511
Components of comprehensive loss:
Net loss	—	—	—	—	—	(302,148)	(302,148)
Foreign currency translation adjustment	—	—	—	—	(58,587)	—	(58,587)
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	(6,633)	—	(6,633)
Unrealized gain on financial instruments, net	—	—	—	—	1,192	—	1,192
Less: reclassification adjustment for losses included in earnings	—	—	—	—	501	—	501
SFAS No. 158 adjustment	—	—	—	—	85	—	85

Total comprehensive loss	—	—	—	—	—	—	(365,590)

Balance at June 28, 2009	126,532	$127	$1,377,231	$(1,495,693)	$(52,822)	$1,624,246	$1,453,089

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2009

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

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2009, 2008, and 2007 may not necessarily be indicative of future operating results.

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

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs which generally approximate actual costs on a first-in, first-out basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify title transfer, the Company assumes title transfers when it completes physical transfer of the products to the freight carrier unless other customer practices prevail. Transfer of title for shipments to Japanese customers generally occurs at time of customer acceptance.

Standard costs are reassessed as needed but annually at a minimum, and reflect achievable acquisition costs. Acquisition costs are generally based on the most recent vendor contract prices for purchased parts, normalized assembly and test labor utilization levels, methods of manufacturing, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between the Company’s legal entities are eliminated from its consolidated financial statements.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. The Company’s policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value if less than cost. Estimates of market value include, but are not limited to, management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses, and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company offers standard warranties for our systems that generally run for a period of 12 months from system acceptance. When appropriate, the Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

Actual warranty expenses are accounted for on a system-by-system basis, and may differ from the Company’s original estimates. While the Company periodically monitors the performance and cost of warranty activities, if actual costs incurred are different than its estimates, the Company may recognize adjustments to provisions in the period in which those differences arise or are identified. The Company does not maintain general or unspecified reserves; all warranty reserves are related to specific systems. In addition to the provision of standard warranties, the Company offers customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: The Company accounts for its employee stock purchase plan (“ESPP”) and stock plans under the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of the Company’s stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS No. 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method for awards granted after the adoption of SFAS No. 123R and continue to use a graded vesting method for awards granted prior to the adoption of SFAS No. 123R.

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

The Company provides for income taxes on the basis of annual estimated effective income tax rates. The Company’s estimated effective income tax rate reflects its underlying profitability, the level of R&D spending, the regions where profits are recorded and the respective tax rates imposed. The Company carefully monitors these factors and adjusts the effective income tax rate, if necessary. If actual results differ from estimates, the Company could be required to record an additional valuation allowance on deferred tax assets or adjust its effective income tax rate, which could have a material impact on the Company’s business, results of operations, and financial condition.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). The Company adopted FIN 48 on June 25, 2007. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. It provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

The Company reviews goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to its various reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of a reporting unit for the purposes of the Company’s annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of that reporting unit. Although the Company’s cash flow forecasts are based on assumptions that are consistent with its plans and estimates it is using to manage the underlying businesses, there is significant judgment involved in determining the cash flows attributable to a reporting unit. In addition, the Company makes certain judgments about allocating shared assets to the estimated balance sheets of its reporting units. The Company also considers the Company’s and its competitor’s market capitalization on the date it performs the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

The value assigned to intangible assets is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the asset to its realizable value.

Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 28, 2009 and included 52 weeks. The fiscal year ended June 29, 2008 included 53 weeks and the fiscal year ended June 24, 2007 included 52 weeks. The Company’s next fiscal year, ending on June 27, 2010, will include 52 weeks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments: All investments purchased with an original final maturity of three months or less are considered to be cash equivalents. All of the Company’s short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of an investment is presented as a separate component of accumulated other comprehensive income (loss). Unrealized losses are charged against “Other income (expense)” when a decline in fair value is determined to be other than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. There was an impairment charge of approximately $0.3 million and $1.0 million recorded in fiscal years 2009 and 2008, respectively. There were no impairment charges recorded on the Company’s investment portfolio in fiscal year 2007. The specific identification method is used to determine the realized gains and losses on investments.

Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to eight years. Furniture and fixtures are depreciated by the straight-line method over the estimated useful lives of the assets, generally five years. Software is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to five years. Buildings are depreciated by the straight-line method over the estimated useful lives of the assets, generally twenty-five to thirty-three years. Leasehold improvements are generally amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of capital leases is included with depreciation expense.

Impairment of Long-Lived Assets (Excluding Goodwill): The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Derivative Financial Instruments: The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), and Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS No. 161”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

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

The Company also enters into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated assets and forecasted Japanese yen-denominated revenue and on net intercompany liability exposures denominated in Swiss francs, Euros and Taiwanese dollars. Under SFAS No. 133 and SFAS No. 149, these forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

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

Guarantees: The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN No. 45”). Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of FIN No. 45, (b) the guarantee is subject to FIN No. 45 disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has recorded a liability for certain guaranteed residual values related to specific facility lease agreements. The Company has evaluated its remaining guarantees and has concluded that they are either not within the scope of FIN No. 45 or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products. Please see Note 13 for additional information on the Company’s guarantees.

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

Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2009 presentation.

Note 3: Recent Accounting Pronouncements

On June 30, 2008, the Company adopted the required portions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS No. 157”). There was no material impact to the Company’s consolidated financial statements from the adoption of SFAS No. 157. This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 currently applies to all financial assets and liabilities, and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. 157-2, delaying the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

that are recognized or disclosed at fair value on a recurring basis. The delayed portions of SFAS No. 157 will be adopted by the Company beginning in its fiscal year ending June 27, 2010. In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of Statement 157 when the market for a financial asset is inactive. Specifically, FSP SFAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance of FSP SFAS 157-3 is effective immediately and we have adopted its provisions with respect to our financial assets and liabilities since September 28, 2008. The impact of adopting the non-delayed portions of SFAS No. 157 is more fully described in Note 4 of Notes to Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company will adopt SFAS No. 141R in the beginning of fiscal year 2010. The accounting treatment of tax benefits from acquired companies will change when SFAS No. 141R becomes effective. At such time, any changes to the tax benefits associated with the valuation allowance recorded in the SEZ acquisition will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will result in the reclassification of minority interests to stockholders’ equity. The Company expects to adopt SFAS No. 160 in the beginning of fiscal year 2010 and the Company does not believe the adoption of SFAS No. 160 will have a material impact on its results of operations or financial condition.

On December 29, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133” (“SFAS No. 161”). There was no material impact to the Company’s consolidated financial statements from the adoption of SFAS No. 161. SFAS No. 161 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. See Note 4 of Notes to Consolidated Financial Statements for more information.

In April 2008, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 provides guidance with respect to estimating the useful lives of recognized intangible assets acquired on or after the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

effective date and requires additional disclosure related to the renewal or extension of the terms of recognized intangible assets. FSP SFAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP SFAS 142-3 did not have a material impact on its results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP SFAS 157-4 during the quarter ended June 28, 2009. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 will require expanded disclosure but will not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). This FSP amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP SFS 115-2, for impaired debt securities, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP SFAS 115-2 changes the presentation of other-than-temporary impairments in the income statement for those impairments attributed to credit losses. FSP SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP SFAS 115-2 on March 30, 2009 and the adoption did not have a material impact on its consolidated results of operations and financial condition. See Note 4 of Notes to Consolidated Financial Statements for the disclosures required by FSP SFAS 115-2.

In May 2009, the FASB issued Statement of Financial Accounting Standards Number 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date at which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. The provisions of SFAS No. 165 are effective for interim and annual reporting periods ending after June 15, 2009. In accordance with SFAS No. 165, the Company evaluated subsequent events through August 26, 2009, the date of issuance of the consolidated financial statements. During the periods from June 28, 2009 to August 26, 2009, the Company did not have any material recognizable subsequent events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Note 4: Financial Instruments

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

The Company’s Level 1 assets consist of money market fund deposits, U.S. Treasury securities, bank and corporate notes, and equity instruments, all of which are traded in an active market with sufficient volume and frequency of transactions.

Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company’s Level 2 assets and liabilities include government-sponsored enterprises, foreign government issuances, bank and corporate notes, municipal notes and bonds, residential and commercial mortgage backed securities, and derivative assets and liability contracts, which are priced using inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company had no Level 3 assets or liabilities as of June 28, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

The following table sets forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis during the quarter, by level, within the fair value hierarchy at June 28, 2009:

	Total	Fair Value Measurement at June 28, 2009
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Fixed Income:
Money Market Funds	$273,439	$273,439	$—	—
US Treasury & Agencies	24,184	24,184	—	—
Government-Sponsored Enterprises	6,323	—	6,323	—
Foreign Governments	1,024	—	1,024	—
Bank and Corporate Notes	228,171	183,171	45,000	—
Municipal Notes and Bonds	103,618	—	103,618	—
Mortgage Backed Securities — Residential	11,630	—	11,630	—
Mortgage Backed Securities — Commercial	13,442	—	13,442	—

Total Fixed Income	$661,831	$480,794	$181,037	$—
Equities	5,992	5,992	—
Derivatives Assets	74	—	74

Total	$667,897	$486,786	$181,111	$—

Liabilities
Derivative liabilities	$69	$—	$69	$—

The amounts in the table above are reported in the consolidated balance sheet as of June 28, 2009 as follows:

	Total	Level 1	Level 2	Level 3
Cash Equivalents	$278,304	$278,304	$—	$—
Short-Term Investments	205,221	24,184	181,037	—
Restricted cash and investments	178,306	178,306	—	—
Prepaid expenses and other current assets	74	—	74	—
Other assets	5,992	5,992	—	—

	$667,897	$486,786	$181,111	$—

Accrued expenses and other current liabilities	$69	$—	$69	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

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

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. There were $4.0 million of deferred net losses, net of tax, associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and were recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations during the twelve months ended June 28, 2009. There were no gains or losses during the twelve months ended June 29, 2008 and June 24, 2007 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At June 28, 2009, the Company expected to reclassify the entire amount associated with the $0.02 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

Balance Sheet Hedges

The Company also enters into foreign exchange forward contracts to hedge the effects of foreign currency exchange rate fluctuations associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. Under SFAS No. 133 and SFAS No. 149, these foreign exchange forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated intercompany and trade receivables, recorded in other income and expense, assuming the hedge contract fully covers the intercompany and trade receivable balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

As of June 28, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as SFAS 133 Hedging Instruments:	Derivatives Not Designated as SFAS 133 Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$24,183	$—
Sell JPY		16,730
Buy CHF		138,889
Buy EUR		97,609
Buy TWD		42,722

	$24,183	$295,950

The fair value of derivatives instruments in the Company’s condensed consolidated balance sheets as of June 28, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as SFAS 133 hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$6	Accrued liabilities	$0
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Prepaid expense and other assets	$68	Accrued liabilities	$(69)

Total derivatives		$74		$(69)

The effect of derivative instruments designated as cash flow hedges on the Company’s consolidated statements of operations for the year ended June 28, 2009 was as follows:

Derivatives in Cash Flow Hedging Relationships:

	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as SFAS 133 Hedging Instruments:
Foreign exchange forward contracts	$(11,840)	$(3,485)	$(4,085)	$1,462

(1)	Amount recognized in other comprehensive income (effective portion).

(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.

(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s condensed consolidated statement of operations for the twelve months ended June 28, 2009 was as follows:

Gain (Loss) Recognized (5)
(in thousands)
Derivatives Not Designated as SFAS 133 Hedging Instruments:
Foreign exchange forward contracts	$(953)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair value of long-term debt and capital lease obligations approximates its carrying value as the substantial majority of these obligations have interest rates which adjust to market rates on a periodic basis. The fair value of cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, and foreign currency related derivatives are based on quotes from brokers using market prices for similar instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Investments

Investments at June 28, 2009 and June 29, 2008 consist of the following:

	June 28, 2009				June 29, 2008
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Available for Sale:
Cash and Cash Equivalents:
Cash	$95,941	$—	$—	$95,941	$91,958	$—	$—	$91,958
Fixed Income Money Market Funds	273,439	—	—	273,439	538,819	—	—	538,819
Bank and Corporate Notes (Time Deposits)	4,787	—	—	4,787	101,760	—	—	101,760

Total Cash and Cash Equivalents	374,167	—	—	374,167	732,537	—	—	732,537

Short Term Investments and Restricted Cash:
Municipal Notes and Bonds	101,587	2,069	(38)	103,618	146,877	694	(413)	147,159
US Treasury & Agencies	23,828	387	(31)	24,184	39,317	147	(71)	39,392
Government-Sponsored Enterprises	6,177	146	—	6,323	21,078	132	(84)	21,126
Foreign Governments	1,024	—	—	1,024
Bank and Corporate Notes	222,512	1,025	(98)	223,439	261,440	530	(682)	261,288
Mortgage Backed Securities — Residential	11,328	385	(83)	11,630	—
Mortgage Backed Securities — Commercial	13,465	166	(189)	13,442	—
Equity Money Market Funds	—	—	—	—	3,301	29	(24)	3,306

Total Short Term Investments and Restricted Cash and Investments	379,921	4,178	(439)	383,660	472,013	1,532	(1,274)	472,271

Total cash, cash equivalents, short-term investments, and restricted cash and investments	$754,088	$4,178	$(439)	$757,827	$1,204,550	$1,532	$(1,274)	$1,204,808

The Company accounts for its investment portfolio at fair value. Net realized gains and (losses) on investments included other-than-temporary impairment charges of $0.3 million and $1.0 million in fiscal years 2009 and 2008, respectively. Realized gains and (losses) from investments were approximately $2.2 million and $(1.9) million in fiscal year 2009 and approximately $3.3 million and $(1.3) million in fiscal year 2008, respectively. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

An analysis of the Company’s fixed income securities in unrealized loss positions as of June 28, 2009 is as follows:

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Income Securities
Municipal Bonds	$6,810	$(38)	$—	$—	$6,810	$(38)
US Treasury & Agencies	4,585	(31)	—	—	4,585	(31)
Government-Sponsored Enterprises	—	—	—	—	—	—
Bank and Corporate Bonds	4,022	(12)	3,891	(86)	7,914	(98)
Mortgage Backed Securities — Residential	—	—	1,014	(272)	1,014	(272)
Mortgage Backed Securities — Commercial	—	—	—	—	—	—

Total Fixed Income	$15,417	$(82)	$4,905	$(358)	$20,322	$(439)

The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities are as follows:

	June 28, 2009		June 29, 2008
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)		(in thousands)
Due in less than one year	$504,359	$504,597	$893,749	$894,096
Due in more than one year	153,732	157,233	215,542	215,448
No Single Maturity Date	—	—	3,301	3,306

	$658,092	$661,831	$1,112,592	$1,112,850

Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheets.

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

The Company’s available-for-sale securities, which are invested in taxable financial instruments, must have a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch and available-for-sale securities which are invested in tax-exempt financial instruments must have a minimum rating of A2 / A, as rated by any one of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch. The Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

The Company is exposed to credit losses in the event of non performance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not anticipate nonperformance by these counterparties.

As of June 28, 2009, three customers accounted for approximately 17%, 15%, and 14% of accounts receivable. As of June 29, 2008 one customer accounted for approximately 11% of accounts receivable.

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

Note 5: Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	June 28, 2009	June 29, 2008
	(in thousands)
Raw materials	$145,421	$157,135
Work-in-process	35,487	54,684
Finished goods	52,502	70,399

	$233,410	$282,218

Note 6: Property and Equipment

Property and equipment, net, consist of the following:

	June 28, 2009	June 29, 2008
	(in thousands)
Manufacturing, engineering and office equipment	$254,397	$258,050
Computer equipment and software	69,567	73,237
Land	16,550	16,785
Buildings	64,488	45,474
Leasehold improvements	52,115	46,300
Furniture and fixtures	13,295	12,060

	470,412	451,906
Less: accumulated depreciation and amortization	(254,746)	(216,171)

	$215,666	$235,735

Depreciation expense recognized during fiscal years 2009, 2008, and 2007 was $48.4 million, $36.8 million, and $28.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 28, 2009	June 29, 2008
	(in thousands)
Accrued compensation	$171,609	$225,227
Warranty reserves	21,185	61,308
Income and other taxes payable	10,897	26,139
Other	36,331	77,171

	$240,022	$389,845

Note 8: Other Income (Expense), Net

The significant components of other income (expense), net, are as follows:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Interest income	$24,283	$51,194	$71,666
Interest expense	(6,497)	(12,674)	(17,817)
Foreign exchange gains (losses)	922	31,070	(1,512)
Favorable legal judgment	—	—	15,834
Other, net	(558)	(2,045)	892

	$18,150	$67,545	$69,063

Included in foreign exchange gains during the year ended June 29, 2008 are gains of $42.7 million relating primarily to the settlement of a hedge of the Swiss franc associated with the acquisition of SEZ. The legal judgment of $15.8 million in fiscal year 2007 was obtained in a lawsuit filed by the Company alleging breach of purchase order contracts by one of its customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Note 9: Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed, using the treasury stock method, as though all potential common shares that are dilutive were outstanding during the period. There are no dilutive shares included during fiscal year 2009 due to the net loss for the period. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations for net income per share.

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(302,148)	$439,349	$685,816

Denominator:
Basic average shares outstanding	125,595	124,647	138,714
Effect of potential dilutive securities:
Employee stock plans	—	1,857	2,810

Diluted average shares outstanding	125,595	126,504	141,524

Net income (loss) per share — Basic	$(2.41)	$3.52	$4.94

Net income (loss) per share — Diluted	$(2.41)	$3.47	$4.85

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Number of potential dilutive securities excluded	2,699	250	567

Note 10: Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Net income (loss)	$(302,148)	$439,349	$685,816
Foreign currency translation adjustment	(58,587)	12,557	1,755
Unrealized gain (loss) on fair value of derivative financial instruments, net	(6,633)	398	5,355
Unrealized gain on financial instruments, net	1,192	2,787	82
Reclassification adjustment for loss (gain) included in earnings	501	(461)	505
SFAS No. 158 adjustment	85	(359)	—

Comprehensive income (loss)	$(365,589)	$454,271	$693,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

The balance of accumulated other comprehensive income (loss) is as follows:

	June 28, 2009	June 29, 2008
	(in thousands)
Accumulated foreign currency translation adjustment	$(51,975)	$6,612
Accumulated unrealized gain on derivative financial instruments	15	5,895
Accumulated unrealized gain (loss) on financial instruments	206	(734)
SFAS No. 158 adjustment	(1,068)	(1,153)

Accumulated other comprehensive gain (loss)	$(52,822)	$10,620

Note 11: Equity-Based Compensation Plans

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

		Options Outstanding		Restricted Stock Units
	Available For Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average FMV at Grant
June 25, 2006	9,947,397	5,527,938	$20.04	1,045,512	$33.60
Additional amount authorized	15,000,000
Granted	(1,091,897)	—	$—	1,091,897	$50.39
Exercised		(2,179,367)	$19.57
Canceled	148,837	(63,431)	$19.34	(85,406)	$40.52
Expired	(4,500)
Vested restricted stock				(208,328)	$34.51

June 24, 2007	23,999,837	3,285,140	$20.37	1,843,675	$43.14
Granted	(960,157)	—	$—	960,157	$43.41
Exercised		(663,681)	$19.13
Canceled	84,124	(14,765)	$23.23	(69,359)	$47.97
Expired	(7,283,998)
Vested restricted stock		—		(1,038,249)	$37.56

June 29, 2008	15,839,806	2,606,694	$21.60	1,696,224	$46.51
Granted	(2,592,679)	476,094	$20.21	2,116,585	$27.29
Exercised		(731,934)	$16.42
Canceled	981,297	(760,538)	$24.97	(220,759)	$43.98
Expired	(3,516,323)
Vested restricted stock		—		(1,071,987)	$47.26

June 28, 2009	10,712,101	1,590,316	$22.10	2,520,063	$30.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Outstanding and exercisable options presented by price range at June 28, 2009 are as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$8.69-$9.67	97,935	0.30	$9.62	97,935	$9.62
$10.81-$12.57	77,971	0.51	$12.43	77,605	$12.44
$12.71-$14.38	44,262	0.88	$13.54	44,262	$13.54
$14.50-$16.14	75,593	1.84	$15.41	74,393	$15.42
$16.63-$19.25	65,280	1.70	$17.38	65,280	$17.38
$19.79-$23.99	611,447	4.08	$20.61	135,353	$22.03
$24.19-$28.04	437,923	1.40	$25.95	437,923	$25.95
$28.12-$38.94	117,030	3.87	$29.57	117,030	$29.57
$40.19-$49.25	53,050	0.81	$45.33	53,050	$45.33
$50.46-$53.00	9,825	0.70	$50.99	9,825	$50.99

$8.69-$53.00	1,590,316	2.50	$22.10	1,112,656	$22.92

The Company awarded a total of 2,116,585 and 960,157 restricted stock units during fiscal years 2009 and 2008, respectively. Certain of the unvested restricted stock units at June 28, 2009 contain Company-specific performance targets. As of June 28, 2009, 2,520,063 restricted stock units remain subject to vesting requirements. The Company awarded 476,094 stock options during fiscal year 2009 and all remain subject to vesting requirements as of June 28, 2009. The Company did not award any stock options during fiscal year 2008.

The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of June 28, 2009 there were a total of 4,110,379 shares subject to options and restricted stock units issued and outstanding under the Company’s Stock Plans. As of June 28, 2009, there were a total of 10,712,101 shares available for future issuance under the 2007 Stock Incentive Plan.

The ESPP allows employees to designate a portion of their base compensation to be used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. In fiscal year 2004, the Company’s stockholders approved an amendment to the 1999 ESPP to (i) each year automatically increase the number of shares available for issuance under the plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company will redeem in public market and private purchases for such purpose and (ii) to authorize the Plan Administrator (the “Compensation Committee of the Board”) to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. The automatic annual increase provides that the number of shares in the plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company redeems, in public-market or private purchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of Common Stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal years 2009, 2008 and 2007, the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.9 million shares, 1.9 million shares, and 2.0 million shares, respectively, subject to repurchase of an equal number of shares in public market or private purchases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

During fiscal year 2009, 905,948 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 11,386,794 shares of the Company’s Common Stock have been issued under the 1999 ESPP through June 28, 2009, at prices ranging from $4.11 to $46.25 per share. At June 28, 2009, 7,360,526 shares were available for purchase under the 1999 ESPP.

The Company accounts for equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). The Company recognized equity-based compensation expense of $53.5 million during fiscal year 2009, $42.5 million during fiscal year 2008 and $35.6 million during fiscal year 2007. The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $9.1 million during fiscal year 2009, $7.0 million during fiscal year 2008, and $5.8 million during fiscal year 2007. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

Stock Options and Restricted Stock Units

Stock Options

The Company did not grant any stock options during fiscal years 2008 and 2007. The fair value of the Company’s stock options issued during fiscal year 2009 was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The Company assumed no expected dividends and the following assumptions used to value these stock options:

Expected term:	4.0	years
Expected volatility:	46.9%
Risk-free interest rate:	2.07%

The year -end intrinsic value relating to stock options for fiscal years 2009, 2008, and 2007 is presented below:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(millions)
Intrinsic value — options outstanding	$6.70	$41.20	$107.50
Intrinsic value — options exercisable	$4.50	$40.74	$102.00
Intrinsic value — options exercised	$7.20	$22.18	$69.00

As of June 28, 2009, there was $3.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through March 2011. Cash received from stock option exercises was $12.0 million, $12.7 million, and $42.5 million during fiscal years 2009, 2008, and 2007, respectively.

Restricted Stock Units

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 28, 2009, there was $57.0 million of total unrecognized compensation cost related to nonvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining vesting period of 1.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

ESPP

ESPP awards were valued using the Black-Scholes model. During fiscal years 2009, 2008, and 2007 ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	June 28, 2009	June 29, 2008	June 24, 2007
Expected life (years)	0.68	0.82	0.68
Expected stock price volatility	74.00%	42.60%	44.50%
Risk-free interest rate	0.41%	2.00%	5.00%

As of June 28, 2009, there was $5.3 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of 6 months.

Note 12: Profit Sharing and Benefit Plans

Profit sharing is awarded to certain employees based upon performance against specific corporate financial and operating goals. Distributions to employees by the Company are based upon a percentage of earned compensation, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $16.2 million, $93.1 million, and $102.0 million during fiscal years 2009, 2008, and 2007, respectively.

The Company maintains a 401(k)-retirement savings plan for its full-time employees in North America. Commencing September 1, 2006, each participant in the plan may elect to contribute from 2% to 75% of his or her annual salary to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of salary contributed. Employees participating in the 401(k)-retirement savings plan are 100% vested in the Company matching contributions and investments are directed by participants. The Company made matching contributions of approximately $4.7 million, $5.0 million, and $4.4 million in fiscal years 2009, 2008, and 2007, respectively.

Note 13: Commitments

The Company has certain obligations to make future payments under various contracts, some of which are recorded on its balance sheet and some of which are not. Obligations are recorded on the Company’s balance sheet in accordance with U.S. generally accepted accounting principles and include the Company’s long-term debt which is outlined in the following table and noted below. The Company’s off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the tables below. The Company’s contractual cash obligations and commitments relating to these agreements, and its guarantees are included in the table below. The amounts in the tables below exclude $103 million of liabilities under FIN 48 as the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 14, “Income Taxes” of Notes to Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building lease obligations assumed from the Company’s acquisition of SEZ and an office equipment lease. The amounts in the table below include the interest portion of payment obligations.

Long-Term Debt

During fiscal year 2009, the Company paid the outstanding principal balance of $250.0 million of its existing long-term debt with ABN AMRO Bank N.V. (“ABN AMRO”) using existing cash balances. There were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

no penalties associated with the payment. In connection with the payment, the parties agreed to terminate the ABN AMRO Credit Agreement and related Collateral Documents. ABN AMRO continues to be a participant in our operating leases with BNP Paribas Leasing Corporation and continues to provide banking services to the Company for customary fees.

The Company’s remaining total long-term debt of $27.1 million as of June 28, 2009 is the result of obligations assumed in connection with the acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.

The Company’s contractual cash obligations relating to its existing capital leases and long-term debt as of June 289, 2009 are as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,940	$3,893	$5,833
Two years	1,883	11,046	12,929
Three years	1,905	8,191	10,096
Four years	1,900	4,016	5,916
Five years	1,660	—	1,660
Over 5 years	12,252	—	12,252

Total	21,540	27,146	48,686

Interest on capital leases	2,452

Current portion of long-term debt and capital leases	1,455	3,893	5,348

Long-term debt and capital leases	$17,633	$23,253	$40,886

Operating Leases

The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal year 2016. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with an option to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2009, 2008 and 2007 was approximately $9 million, $11 million and $11 million, respectively.

Included in the Operating Leases Over 5 years section of the table below is $141.7 million in guaranteed residual values for lease agreements relating to certain properties at the Company’s Fremont, California campus and properties in Livermore, California.

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

Each Livermore Lease facility has an approximately seven-year term (inclusive of an initial construction period during which BNPPLC’s and our obligations were governed by the Construction Agreement entered into

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

with regard to such Livermore Lease facility) ending on the first business day in January 2015. Each New Fremont Lease has an approximately seven-year term ending on the first business day in January 2015. On December 1, 2008, the Company completed construction of one of the two Livermore properties. The Company completed construction on the second property on June 1, 2009. Upon completion of construction, the Company’s occupation of each Livermore property was no longer governed by its Construction Agreement, and was instead governed by the relevant Operating Lease.

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

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million (upon completion of the Livermore construction) in separate interest-bearing accounts and/or eligible short-term investments as security for the Company’s obligations under the Operating Leases. The Company completed construction of one of two Livermore properties on December 1, 2008. Upon completion of construction of this property, the property was no longer governed by the Construction Agreement, and is now part of the Operating Leases. As of June 28, 2009, the Company had $164.9 million recorded as restricted cash and short-term investments in its consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.

Upon expiration of the term of an Operating Lease, the property subject to that Operating Lease may be remarketed. The Company has guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by the Company under the Operating Leases is no more than approximately $141.7 million (although, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $164.9 million plus related indemnification or other obligations).

The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and is therefore not consolidated by the Company.

The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.

The Company’s contractual cash obligations with respect to operating leases as of June 28, 2009 are as follows:

Operating Leases
Payments due by period:	(in thousands)
One year	$9,945
Two years	6,831
Three years	7,222
Four years	8,440
Five years	7,836
Over 5 years	145,917

Total	$186,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented below contains the Company’s obligations at June 28, 2009 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Consignment inventories, which are owned by vendors but located in the Company’s storage locations and warehouses, are not reported as the Company’s inventory until title is transferred to the Company or its purchase obligation is determined. At June 28, 2009, vendor-owned inventories held at the Company’s locations and not reported as its inventory were $13.4 million.

The Company’s contractual cash obligations and commitments related to these agreements as of June 28, 2009 are as follows:

Purchase Obligations
Payments due by period:	(in thousands)
Less than 1 year	$103,247
1-3 years	66,006
3-5 years	33,819
Over 5 years	16,671

Total	$219,743

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

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of June 28, 2009, the Company has not recorded any liability on its consolidated financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Warranties

The Company offers standard warranties on our systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 28, 2009	June 29, 2008
	(in thousands)
Balance at beginning of period	$61,308	$52,186
Warranties assumed upon acquisitions	878	21,059
Warranties issued during the period	13,613	52,923
Settlements made during the period	(31,553)	(58,095)
Expirations and change in liability for pre-existing warranties during the period	(20,805)	(6,765)
Changes in foreign currency exchange rates	(2,256)	—

Balance at end of period	$21,185	$61,308

Note 14: Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
United States	$15,301	$246,028	$351,319
Foreign	(278,394)	330,948	496,404

	$(263,093)	$576,976	$847,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Federal:
Current	$(6,523)	$116,788	$70,285
Deferred	11,668	(18,635)	2,001

	$5,145	$98,153	$72,286

State:
Current	$(487)	$5,603	$(73)
Deferred	8,047	930	4,509

	$7,560	$6,533	$4,436

Foreign:
Current	$15,017	$38,294	$75,344
Deferred	11,333	(5,353)	9,841

	$26,350	$32,941	$85,185

	$39,055	$137,627	$161,907

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	June 28, 2009	June 29, 2008
	(in thousands)
Deferred tax assets:
Tax benefit carryforwards	$57,350	$40,543
Accounting reserves and accruals deductible in different periods	72,037	87,932
Inventory valuation differences	11,656	18,561
Equity-based compensation	6,200	11,996
Capitalized R&D expenses	5,677	9,040
Other	4,095	5,007

Gross deferred tax assets	157,015	173,079
Valuation allowance	(35,518)	(3,407)

Net deferred tax assets	121,497	169,672
Deferred tax liabilities:
Intangibles — foreign	0	(13,835)
Temporary differences for capital assets — federal and state	(25,632)	(20,052)
State cumulative temporary differences	(11,917)	(16,607)
Amortization of goodwill	(4,326)	(2,637)

Gross deferred tax liabilities	(41,875)	(53,131)

	$79,622	$116,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $35.5 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of June 28, 2009, approximately $32.1 million would be credited to the statement of operations and $3.4 million would be credited to goodwill. The accounting treatment related to tax benefits from acquired companies will change when SFAS 141R becomes effective in the first quarter of our fiscal year 2010. At such time, any changes to the tax benefits associated with the valuation allowance recorded in the SEZ acquisition will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect the exercises in fiscal year 2009 and 2008. Some exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfalls”). Although these additional tax benefits are reflected in net operating loss carryforwards, pursuant to SFAS 123(R), the additional tax benefit associated with the windfall is not recognized until the tax benefits reduce cash taxes payable, at which time the Company will credit equity.

As of June 28, 2009, the Company had California net operating loss carry-forwards of approximately $17.4 million. Unused net operating loss carry-forwards will expire at various dates beginning in the year 2030. When recognized, pursuant to the implementation guidance in SFAS 123R and Footnote 82 of FAS123R, these net operating losses will result in a benefit to additional paid-in capital of approximately $2 million.

At June 28, 2009, the Company had federal and state tax credit carryforwards of approximately $111.2 million, of which approximately $39.7 million will expire in varying amounts between fiscal years 2023 and 2030. The remaining balance of $71.5 million of tax carryforwards may be carried forward indefinitely. The tax benefits relating to approximately $66.6 million of the tax credit carryforwards will be credited to equity when recognized, in accordance with SFAS No. 123R.

At June 28, 2009, the Company had foreign net operating loss carryforwards of approximately $73.4 million of which $39.9 million will expire in fiscal year 2012. The remaining balance of $33.5 million of net operating loss carryforwards may be carried forward indefinitely.

A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2009, 2008 and 2007) to actual income expense is as follows:

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Income tax expense computed at federal statutory rate	$(92,083)	$201,942	$296,703
State income taxes, net of federal tax benefit	(4,550)	3,712	3,447
Foreign income taxes at different rates	125,124	(84,077)	(122,574)
Tax credits	(9,273)	(6,745)	(9,156)
Valuation Allowance, net of federal tax benefit	12,109	—	—
Equity-based compensation	10,985	10,717	6,195
Other, net	(3,257)	12,078	(12,708)

	$39,055	$137,627	$161,907

Effective from fiscal year 2003 through June 2013, the Company has negotiated a tax holiday on certain foreign earnings, which is conditional upon the Company meeting certain employment and investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

thresholds. In fiscal year 2009 these certain foreign entities reported a loss. Accordingly, the Company did not record a tax benefit in 2009. The impact of the tax holiday decreased income taxes by approximately $18.9 million for fiscal year 2008 and $48.4 million in fiscal year 2007. The benefit of the tax holiday on net income per share (diluted) was approximately $0.00 in fiscal year 2009, $0.15 in fiscal year 2008 and $0.34 in fiscal year 2007.

Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $782.1 million at June 28, 2009. These earnings, which reflect full provisions for foreign income taxes, are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. taxes of approximately $195.2 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On June 25, 2007, upon adoption of FIN 48, the cumulative effect of applying FIN 48 was reported as an increase of the beginning balance of retained earnings of approximately $17.6 million.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in millions)
Beginning balance as of June 25, 2007 (date of adoption)	$119.2
Settlements and effective settlements with tax authorities and related remeasurements	(11.7)
Lapse of statute of limitations	(0.7)
Increases in balances related to tax positions taken during prior periods	—
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	37.0

Balance as of June 29, 2008	$143.8
Settlements and effective settlements with tax authorities and related remeasurements	0
Lapse of statute of limitations	(0.7)
Increases in balances related to tax positions taken during prior periods	13.9
Decreases in balances related to tax positions taken during prior periods	(2.5)
Increases in balances related to tax positions taken during current period	23.9

Balance as of June 28, 2009	$178.4

During fiscal year 2008, the Company completed its unilateral advanced pricing agreement (“APA”) with certain foreign tax authorities. As a result of the APA, the Company reduced its balance of gross unrecognized tax benefits by approximately $11.7 million, of which $8.1 million relates to years prior to fiscal year 2008.

The amount of unrecognized tax benefits that, if recognized, that would impact the effective tax rate was $125.5 million and $101.8 million as of June 28, 2009 and June 29, 2008. Approximately $9.1 million of unrecognized tax benefits are related to the SEZ pre-acquisition period and would result in an adjustment to goodwill. The accounting treatment related to certain unrecognized tax benefits from acquired companies will change when SFAS 141R becomes effective. SFAS 141R will be effective in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of these unrecognized tax benefits will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an adjustment to goodwill.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as tax expense. The Company had accrued interest and penalties relating to unrecognized tax benefits of approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

$19.1 million and $12.6 million as of June 28, 2009 and June 29, 2008, respectively. During fiscal year 2009, interest and penalties related to unrecognized tax benefits increased by $6.5 million.

The Internal Revenue Service (IRS) is examining our U.S. income tax return for the fiscal year 2007. The State of California Franchise Tax Board (FTB) is examining our tax returns for the fiscal years 2005 and 2006 and it is anticipated that the audit will be completed by the end of fiscal year 2010. As of June 28, 2009, no significant adjustments have been proposed by the IRS or FTB.

The French tax authorities have examined our tax returns for the fiscal years 2004 through 2006 and have proposed certain adjustments to the Company’s transfer pricing. We have appealed the proposed adjustments and the appeal is currently in review. We are currently under examination by the Japanese tax authorities for our fiscal years 2002 through 2008. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our consolidated operating results.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.

Note 15: Acquisitions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Pro forma results of operations are as follows:

	June 29, 2008	June 24, 2007
Pro forma revenue	$2,687,846	$2,907,129
Pro forma net income	445,621	709,605
Pro forma basic earnings per share	$3.58	$5.12
Pro forma diluted earnings per share	$3.52	$5.01

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

The purchase price was allocated to the fair value of assets acquired as follows, in thousands:

Cash consideration	$173,893
Transaction costs	3,215

$177,108

Net tangible assets	$55,433
Intangible assets	65,419
Goodwill	56,256

$177,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Note 16: Goodwill and Intangible Assets

Goodwill

Changes in the balance of goodwill during the twelve months ended June 28, 2009 and June 29, 2008 were as follows:

(in thousands)
Balance as of June 29, 2008	$281,298
Additional share purchases / acquisitions	10,960
Tax adjustments	(1,303)
Goodwill impairment	(96,255)
Effect of changes in foreign currency exchange rates	(25,518)

Balance as of June 28, 2009	$169,182

(in thousands)
Balance as of June 24, 2007	$59,741
Additional share purchases / acquisitions	220,732
Effect of changes in foreign currency exchange rates	825

Balance as of June 29, 2008	$281,298

A combination of factors, including the current economic environment, a sustained decline in our market valuation and a decline in our operating results were indicators of possible impairment of the Company’s goodwill. The Company performed an analysis during the quarter ended March 29, 2009 and concluded, in accordance with Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets”, that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of approximately $89.1 million during the quarter ended March 29, 2009 and an additional $7.2 million during the quarter ended June 28, 2009 upon finalization of the impairment analysis.

The calculation of the goodwill impairment charge is based on estimates of future operating results. If the Company’s future operating results do not meet current forecasts or if the Company experiences a sustained decline in its market capitalization that is determined to be indicative of a reduction in fair value of the Company’s Clean Product Group, an additional impairment analysis may be required which may result in additional impairment charges.

Goodwill attributable to the SEZ acquisition of approximately $104 million is not tax deductible due to foreign jurisdiction law. The remaining goodwill balance of approximately $65 million is tax deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of June 28, 2009 (in thousands, except years):

	Gross	Accumulated Amortization	Changes in Foreign Currency Exchange Rates	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(13,557)	$—	$21,669	6.90
Existing technology	61,598	(11,799)	(7,204)	$42,595	6.70
Other intangible assets	35,216	(18,924)	(1,298)	$14,994	4.10
Patents	20,270	(7,923)	—	12,347	6.13

	$152,310	$(52,203)	$(8,502)	$91,605	6.07

The following table provides details of the Company’s intangible assets subject to amortization as of June 29, 2008 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(8,501)	$26,725	6.90
Existing technology	61,598	(4,008)	57,590	6.70
Other intangible assets	35,216	(10,157)	25,059	4.10
Patents	17,710	(5,195)	12,515	7.40

	$149,750	$(27,861)	$121,889	6.20

The Company recognized $24.0 million, $17.9 million, and $9.2 million in intangible asset amortization expense during fiscal years 2009, 2008, and 2007, respectively.

The estimated future amortization expense of purchased intangible assets as of June 28, 2009 is as follows (in thousands):

Fiscal Year	Amount
2009	$24,168
2010	21,188
2011	17,937
2012	16,506
2013	9,956
Thereafter	1,850

$91,605

Note 17: Segment, Geographic Information and Major Customers

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

The Company operates in six geographic regions: the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific. For geographical reporting, revenues are attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

	Year Ended
	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Revenue:
United States	$171,359	$417,807	$408,631
Europe	121,178	235,191	237,716
Asia Pacific	141,375	308,984	451,487
Taiwan	208,053	502,683	573,875
Korea	239,911	554,924	531,310
Japan	234,070	455,322	363,557

Total revenue	$1,115,946	$2,474,911	$2,566,576

	June 28, 2009	June 29, 2008	June 24, 2007
	(in thousands)
Long-lived assets:
United States	$183,372	$188,432	$138,172
Europe	90,608	113,020	20,515
Asia Pacific	4,077	1,797	1,398
Taiwan	2,687	5,420	694
Korea	11,478	3,511	3,409
Japan	1,776	1,982	1,143

Total long-lived assets	$293,998	$314,162	$165,331

In fiscal year 2009, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 11%, respectively, of total revenues. In fiscal year 2008, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 13%, respectively of total revenues. In fiscal year 2007, revenues from Hynix Semiconductor and Samsung Electronics each accounted for approximately 14% of total revenues.

Note 18: Restructuring and Asset Impairments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

During the March 2009 quarter the Company incurred expenses for restructuring and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during the March 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses under the March 2009 Plan during the quarter ended June 28, 2009. The charges during the June 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

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

The Company recorded net restructuring charges and asset impairments during fiscal year 2009 of approximately $65.5 million, consisting of severance and benefits for involuntarily terminated employees of $52.0 million, charges for the write-off of certain assets totaling $10.2 million, and charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $3.3 million. Of the total $65.5 million in charges, $21.0 million was recorded in cost of goods sold and $44.5 million was recorded in operating expenses in our fiscal year 2009 consolidated statement of operations.

The Company recorded net restructuring charges and asset impairments during fiscal year 2008 of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $5.5 million, charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $0.9 million, and the write-off of related fixed assets of $1.9 million. The Company also recorded asset impairments related to initial product line integration road maps of $10.7 million. Of the total $19.0 million in charges, $12.6 million was recorded in cost of goods sold and $6.4 million was recorded in operating expenses in the Company’s fiscal year 2008 consolidated statement of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2008 expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485

Fiscal year 2009 expense	12,554	—	3,395	3,067	19,016
Cash payments	(13,155)	(873)	—	—	(14,028)
Non-cash charges	(3,418)	—	(3,395)	(3,067)	(9,880)

Balance at June 28, 2009	$567	$26	$—	$—	$593

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2009 expense	$16,412	$618	$—	$819	$17,849
Cash payments	(15,728)	—	—	—	(15,728)
Non-cash charges	—	(618)	—	(819)	(1,437)

Balance at June 28, 2009	$684	$—	$—	$—	$684

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2009 expense	$23,038	$2,265	$3,008	$330	$28,641
Cash payments	(18,647)	(1,828)	—	—	(20,475)
Non-cash charges	(466)	—	(3,008)	(330)	(3,804)

Balance at June 28, 2009	$3,925	$437	$—	$—	$4,362

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 28, 2009

Note 19: Stock Repurchase Program

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and is funded using the Company’s available cash. The Company suspended repurchases under the Board authorized program prior to the end of the December 2008 quarter. Share repurchases under the authorizations were as follows (in thousands, except per-share data):

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
Authorization of up to $250 million — September 2008	—	$—	$—	$250,000
Quarter ended September 28, 2008	1	15	30.00	249,985
Quarter ended December 28, 2008	1,053	23,043	21.87	226,942
Quarter ended March 29, 2009	—	—	—	226,942
Quarter ended June 28, 2009	—	—	—	226,942

In addition to shares repurchased under Board authorized repurchase programs shown above, during the twelve months ended June 28, 2009 the Company withheld 312,213 shares, respectively, through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.

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

Aspect Systems, Inc. (“Aspect”) sued the Company for breach of contract and various business torts arising out of a transaction in which the Company licensed Aspect to sell certain of the Company’s legacy Autoetch and Drytek products. The case went to trial in the United States District Court for the District of Arizona in December of 2008, resulting in a jury verdict in favor of Aspect. The Company filed an appeal from the ensuing judgment, which is now pending. The Company recorded the amount of the legal judgment of $4.6 million in its consolidated statement of operations for the year ended June 28, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 28, 2009 and June 29, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Notes to the Consolidated Financial Statements, under the heading Income Taxes, Lam Research Corporation changed its method of accounting for income tax uncertainties in fiscal year 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited Lam Research Corporation’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 28, 2009 and June 29, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 28, 2009 of Lam Research Corporation and our report dated August 26, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 26, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By	/s/ Stephen G. Newberry
Stephen G. Newberry,
President and Chief Executive Officer

Dated: August 26, 2009

POWER OF ATTORNEY AND SIGNATURES

By signing this Annual Report on Form 10-K below, I hereby appoint each of Stephen G. Newberry and Ernest E. Maddock, jointly and severally, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other related documents) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officer /s/ Stephen G. Newberry Stephen G. Newberry	President and Chief Executive Officer, Director	August 26, 2009

Principal Financial Officer and Principal Accounting Officer /s/ Ernest E. Maddock Ernest E. Maddock	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	August 26, 2009

Other Directors /s/ James W. Bagley James W. Bagley	Executive Chairman	August 26, 2009

/s/ Dr. Seiichi Watanabe Dr. Seiichi Watanabe	Director	August 26, 2009

/s/ David G. Arscott David G. Arscott	Director	August 26, 2009

/s/ Robert M. Berdahl Robert M. Berdahl	Director	August 26, 2009

/s/ Richard J. Elkus, Jr. Richard J. Elkus, Jr.	Director	August 26, 2009

/s/ Jack R. Harris Jack R. Harris	Director	August 26, 2009

/s/ Grant M. Inman Grant M. Inman	Director	August 26, 2009

/s/ Catherine P. Lego Catherine P. Lego	Director	August 26, 2009

/s/ Patricia S. Wolpert Patricia S. Wolpert	Director	August 26, 2009

LAM RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions		Deductions (Describe)	Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses
YEAR ENDED JUNE 28, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$4,102,000	$6,794,000	$177,000 (1)	$10,719,000
YEAR ENDED JUNE 29, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$3,851,000	$255,000	$4,000 (1)	$4,102,000
YEAR ENDED JUNE 24, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$3,822,000	$20,000	$9,000 (1)	$3,851,000

(1)	$0.2 million of specific customer accounts written-off in fiscal 2009, and $0.0 million in fiscal years 2008 and 2007, respectively.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 28, 2009

EXHIBIT INDEX

Exhibit	Description

3.1(4)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as March 7, 2000.

3.2(24)	Bylaws of the Registrant, as amended, dated May 15, 2009.

3.3(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.4(2)*	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.8(9)*	Amended and restated 1997 Stock Incentive Plan.

4.11(3)*	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(8)*	Amended and restated 1999 Stock Option Plan.

4.13(8)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(12)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.15(13)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

10.1(11)	Asset Purchase Agreement dated October 5, 2006 by and among Lam Research Corporation, Bullen Ultrasonics, Inc., Eaton 122 Ltd., Bullen Semiconductor (Suzhou) Co., Ltd., Mary A. Bullen and Vicki Brown.

10.2(11)	First Amendment to Asset Purchase Agreement dated October 5, 2006 by and among Lam Research Corporation, Bullen Ultrasonics, Inc., Eaton 122 Ltd., Bullen Semiconductor (Suzhou) Co., Ltd., Mary A. Bullen and Vicki Brown.

10.3(1)	Form of Indemnification Agreement.

10.85(5)*	Employment Agreement for Stephen G. Newberry, dated January 1, 2003.

10.95(6)*	Employment Agreement for Ernest Maddock, dated April 15, 2003.

10.99(7)*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.102(10)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.103(10)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.106(15)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.107(16)	Form of Restricted Stock Unit Award Agreement — Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.108(16)	Form of Restricted Stock Unit Award Agreement — Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.110(17)	Transaction Agreement dated December 10, 2007 by and between Lam Research Corporation and SEZ Holding AG.

Exhibit	Description

10.111(18)	Credit Agreement dated as of March 3, 2008 among Lam Research Corporation, as the Borrower, ABN Amro Bank N.V., as Administrative Agent, and the other Lenders Party thereto.

10.112(18)	Unconditional Guaranty dated as of March 3, 2008 by Bullen Semiconductor Corporation to ABN AMRO Bank N.V.

10.113(18)	Security Agreement dated as of March 3, 2008 between Lam Research Corporation and ABN AMRO Bank N.V.

10.114(18)	Security Agreement dated as of March 3, 2008 between Bullen Semiconductor Corporation and ABN AMRO Bank N.V.

10.115(18)	Pledge Agreement dated as of March 3, 2008 among Lam Research Corporation and ABN AMRO Bank N.V.

10.116(14)*	Employment Agreement between James W. Bagley and Lam Research Corporation, dated December 11, 2006.

10.117(19)	Lease Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.118(19)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.119(19)	Closing Certificate and Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.120(19)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.121(19)	Lease Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.122(19)	Pledge Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.123(19)	Closing Certificate and Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.124(19)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.125(19)	Lease Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.126(19)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.127(19)	Closing Certificate and Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.128(19)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.129(19)	Lease Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.130(19)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.131(19)	Closing Certificate and Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

Exhibit	Description

10.132(19)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.133(19)	Lease Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.134(19)	Pledge Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.135(19)	Closing Certificate and Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.136(19)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.137(19)	Construction Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.138(19)	Lease Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.139(19)	Pledge Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.140(19)	Closing Certificate and Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.141(19)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.142(19)	Construction Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.143(20)	First Modification Agreement (Fremont Buildings #1, #2, #3, #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.144(20)	First Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.145(20)	Second Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.146(20)	First Modification Agreement (Livermore Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.147(21)	First Amendment to Credit Agreement between Lam Research Corporation, ABN AMRO B.V. and the Lenders party thereto, dated September 29, 2008.

10.148(22)*	Form of Indemnification Agreement.

10.149(22)*	Reformation of Stock Option Agreement.

10.150(23)*	Stock Option Amendment and Special Bonus Agreement.

10.151(25)*	Employment Agreement with Stephen G. Newberry, dated July 1, 2009.

10.152(25)*	Employment Agreement with Martin B. Anstice, dated July 1, 2009.

10.153(25)*	Form of Change in Control Agreement.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

Exhibit	Description

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(4)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000.

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

(8)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 33-127936) filed with the Securities and Exchange Commission on August 28, 2005.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 8, 2005.

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 6, 2006.

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated October 10, 2006.

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 2, 2006.

(13)	Incorporated by reference to Registrant’s Registration Statement of Form S-8 (No. 333-138545) filed with the Securities and Exchange Commission on November 9, 2006.

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 15, 2006. This exhibit was originally filed with the 8-K as Exhibit Number 10.1.

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 14, 2007.

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated March 7, 2008.

(19)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

(20)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

(21)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 13, 2008.

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 8, 2008.

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 21, 2009.

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 31, 2009.

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.