Form 10-Q
period 2009-09-27
LAM RESEARCH CORP
filed 2009-11-06
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2009, there were 127,250,393 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 27, 2009	June 28, 2009
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$361,163	$374,167
Short-term investments	215,031	205,221
Accounts receivable, less allowance for doubtful accounts of $10,723 as of September 27, 2009 and $10,719 as of June 28, 2009	325,756	253,585
Inventories	220,083	233,410
Deferred income taxes	57,293	69,043
Prepaid expenses and other current assets	61,128	60,401

Total current assets	1,240,454	1,195,827
Property and equipment, net	211,348	215,666
Restricted cash and investments	185,010	178,439
Deferred income taxes	16,298	17,007
Goodwill	169,182	169,182
Intangible assets, net	85,634	91,605
Other assets	87,179	84,145

Total assets	$1,995,105	$1,951,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$72,540	$49,606
Accrued expenses and other current liabilities	197,430	240,022
Deferred profit	55,572	45,787
Current portion of long-term debt and capital leases	11,369	5,348

Total current liabilities	336,911	340,763
Long-term debt and capital leases	35,787	40,886
Income taxes payable	105,925	102,999
Other long-term liabilities	12,722	14,134

Total liabilities	491,345	498,782

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 127,180 shares at September 27, 2009 and 126,532 shares at June 28, 2009	127	127
Additional paid-in capital	1,391,085	1,377,231
Treasury stock, at cost, 34,456 shares at September 27, 2009 and 34,679 shares at June 28, 2009	(1,490,017)	(1,495,693)
Accumulated other comprehensive loss	(38,478)	(52,822)
Retained earnings	1,641,043	1,624,246

Total stockholders’ equity	1,503,760	1,453,089

Total liabilities and stockholders’ equity	$1,995,105	$1,951,871

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
Total revenue	$318,548	$440,361
Cost of goods sold	187,233	254,203
Cost of goods sold — restructuring and asset impairments	—	3,048
Cost of goods sold — 409A expense	(5,455)	—

Total costs of goods sold	181,778	257,251

Gross margin	136,770	183,110
Research and development	71,199	81,563
Selling, general and administrative	52,119	68,299
Restructuring and asset impairments	2,093	15,968
409A expense	(17,893)	761

Total operating expenses	107,518	166,591

Operating income	29,252	16,519
Other income (expense), net	(368)	9,017

Income before income taxes	28,884	25,536
Income tax expense	12,087	16,663

Net income	$16,797	$8,873

Net income per share:
Basic net income per share	$0.13	$0.07

Diluted net income per share	$0.13	$0.07

Number of shares used in per share calculations:
Basic	126,774	125,527

Diluted	127,890	126,819

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,797	$8,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,681	17,896
Deferred income taxes	12,482	(12,407)
Restructuring charges, net	2,093	19,016
Equity-based compensation expense	13,958	15,408
Income tax benefit on equity-based compensation plans	(89)	5,039
Excess tax benefit on equity-based compensation plans	(368)	(4,269)
Other, net	1,159	2,665
Changes in operating asset and liabilities:	(61,009)	(9,089)

Net cash provided by operating activities	2,704	43,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(5,832)	(15,151)
Acquisitions of businesses, net of cash acquired	—	(2,427)
Purchases of available-for-sale securities	(29,638)	(125,408)
Sales and maturities of available-for-sale securities	19,863	132,388
Purchase of other investments	(961)	—
Transfer of restricted cash and investments	(6,571)	(16,128)

Net cash used for investing activities	(23,139)	(26,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,915)	(2,390)
Net proceeds from issuance of long-term debt	284	127
Excess tax benefit on equity-based compensation plans	368	4,269
Treasury stock purchases	(2,356)	(2,755)
Reissuances of treasury stock	5,761	7,584
Proceeds from issuance of common stock	2,256	3,150

Net cash provided by financing activities	4,398	9,985

Effect of exchange rate changes on cash	3,033	(13,496)
Net increase (decrease) in cash and cash equivalents	(13,004)	12,895
Cash and cash equivalents at beginning of period	374,167	732,537

Cash and cash equivalents at end of period	$361,163	$745,432

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2009

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 28, 2009, which are included in the Annual Report on Form 10-K as of and for the year ended June 28, 2009 (the “2009 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com.

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2010 and includes 52 weeks. The quarters ended September 27, 2009 (the “September 2009 quarter”) and September 28, 2008 (the “September 2008 quarter”) each included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The new guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The accounting treatment of tax benefits from acquired companies has changed under the revised guidance. Any changes to the tax benefits associated with the valuation allowance recorded in the SEZ acquisition will be recorded through income tax expense. The Company adopted the revised guidance on June 29, 2009 and the adoption did not have a significant impact on its results of operations or financial condition.

In December 2007, the FASB issued guidance which establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary are to be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. The Company adopted the guidance on June 29, 2009 and the adoption did not have a significant impact on its results of operations or financial condition.

In April 2009, the FASB issued guidance to require publicly-traded companies, to provide disclosures on the fair value of financial instruments in interim financial statements. The Company adopted this guidance on June 29, 2009 and the adoption resulted in expanded disclosures but did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact, if any, the adoption of this guidance will have on its consolidated results of operations or financial condition.

        In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact, if any, the adoption of this guidance will have on its consolidated results of operations or financial condition.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has adopted stock plans that provide for the grant to eligible participants of equity-based awards, including stock options and restricted stock units, of Lam Research common stock (“Common Stock”). The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the consolidated statements of operations:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Equity-based compensation expense	$14.0	$15.4
Income tax benefit related to equity-based compensation expense	$1.5	$2.8

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

Stock Options and Restricted Stock Units

The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan (together with the 2007 Stock Incentive Plan, the “Plans”). As of September 27, 2009, there were a total of 3,651,123 shares reserved for issuance pursuant to outstanding equity-based awards under the Plans. There were an additional 10,759,820 shares reserved and available for future issuance pursuant to future equity-based awards granted under the 2007 Stock Incentive Plan as of September 27, 2009.

The Company did not grant any stock options during the three months ended September 27, 2009 and September 28, 2008.

A summary of stock option activity under the Plans as of September 27, 2009 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of September 27, 2009 (in thousands)
Outstanding at June 28, 2009	1,590	$22.10	2.50
Exercised	(143)	$15.80
Forfeited or expired	(2)	$19.01

Outstanding at September 27, 2009	1,445	$22.73	2.43	$16,736

Exercisable at September 27, 2009	968	$23.98	1.46	$10,258

The total intrinsic value of options exercised was as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Intrinsic value of options exercised	$2.2	$2.1

As of September 27, 2009, there was approximately $2.6 million of total unrecognized compensation expense related to unvested stock options granted and outstanding; that expense is expected to be recognized over a remaining period of 1.4 years.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

Cash received from stock option exercises was as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in millions)
Cash received from stock option exercises	$2.3	$3.2

A summary of the status of the Company’s restricted stock units as of September 27, 2009 and changes during the three months then ended is presented below:

Nonvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Nonvested at June 28, 2009	2,520	$30.32
Granted	26	$29.98
Vested	(265)	$42.68
Forfeited	(75)	$36.78

Nonvested at September 27, 2009	2,206	$28.61

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 27, 2009, there was $43.0 million of total unrecognized compensation expense related to unvested restricted stock units granted; that expense is expected to be recognized over a weighted average remaining period of 1.7 years.

ESPP

The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and includes three interim purchase dates. As of September 27, 2009, there were a total of 7,055,581 shares available for issuance under the 1999 ESPP.

Awards under the 1999 ESPP were valued using the Black-Scholes model and were valued assuming no expected dividends and the following weighted-average assumptions for the three months ended September 27, 2009:

Expected term:	0.68	years
Expected volatility:	74.00%
Risk-free interest rate:	0.41%

As of September 27, 2009, there was $2.6 million of total unrecognized compensation expense related to the 1999 ESPP that is expected to be recognized over a remaining period of 0.3 years.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

NOTE 4 — FINANCIAL INSTRUMENTS

Fair Value

The FASB has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level in the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities with sufficient volume and frequency of transactions.

Level 2: Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

The following table sets forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis during the quarter, by level within the fair value hierarchy at September 27, 2009:

		Fair Value Measurement at September 27, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Fixed income
Money market funds	$277,284	$277,284	$—	$—
US treasury & agencies	30,775	30,775	—	—
Government-sponsored enterprises	8,269	—	8,269	—
Bank and corporate notes	236,029	184,164	51,407	458
Municipal notes and bonds	102,975	—	102,975	—
Mortgage backed securities — residential	9,470	—	9,470	—
Mortgage backed securities — commercial	11,677	—	11,677	—

Total fixed income	$676,479	$492,223	$183,798	$458
Equities	6,554	6,554	—	—
Derivatives assets	61	—	61	—

Total	$683,094	$498,777	$183,859	$458

Liabilities

Derivative liabilities	$1,432	$—	$1,432	$—

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

The amounts in the table above are reported in the consolidated balance sheet as of September 27, 2009 as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Cash equivalents	$282,504	$282,504	$—	$—
Short-term investments	215,031	30,775	183,798	458
Restricted cash and investments	178,944	178,944	—	—
Prepaid expenses and other current assets	61	—	61	—
Other assets	6,554	6,554	—	—

	$683,094	$498,777	$183,859	$458

Accrued expenses and other current liabilities	$1,432	$—	$1,432	$—

At September 27, 2009, the fair value of Level 3 assets measured on a recurring basis was $0.5 million and consisted of a corporate note security. Fair values were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (derivatives) on its balance sheet at their fair values. The Company enters into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign exchange forward contracts are creditworthy multinational financial institutions; therefore, the risk of counterparty nonperformance is not considered to be material.

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

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during the three months ended September 27, 2009 and September 28, 2008 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions would occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At September 27, 2009, the Company expects to reclassify the entire amount associated with the $0.7 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

Balance Sheet Hedges

The Company also enters into foreign exchange forward contracts to hedge the effects of foreign currency fluctuations associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. These foreign exchange forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded into earnings as a component of other income and expense and offsets the change in fair value of the foreign currency denominated assets and liabilities, recorded in other income and expense.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

As of September 27, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$27,954	$—
Sell JPY	—	28,620
Buy CHF	—	174,630
Buy EUR	—	48,616
Buy TWD	—	43,384

	$27,954	$295,250

The fair value of derivatives instruments in the Company’s condensed consolidated balance sheets as of September 27, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:

Foreign exchange forward contracts	Prepaid expense and other assets	$59	Accrued liabilities	$(735)

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts	Prepaid expense and other assets	$2	Accrued liabilities	$(697)

Total derivatives		$61		$(1,432)

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

The effect of derivative instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations for the three months ended September 27, 2009 was as follows:

Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(707)	$5	$—	$36

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s condensed consolidated statement of operations for the three months ended September 27, 2009 was as follows:

Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)
(in thousands)
Foreign exchange forward contracts	$7,253

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

Investments

Investments at September 27, 2009 consist of the following:

	September 27, 2009
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
	(in thousands)
Cash	$84,725	$—	$—	$84,725
Money market funds	277,284	—	—	277,284
Municipal notes and bonds	100,606	2,370	(1)	102,975
US treasury & agencies	30,305	479	(9)	30,775
Government-sponsored enterprises	8,123	146	—	8,269
Bank and corporate notes	234,601	1,505	(77)	236,029
Mortgage backed securities — residential	9,079	425	(34)	9,470
Mortgage backed securities — commercial	11,598	241	(162)	11,677

Total	$756,321	$5,166	$(283)	$761,204

Long Term Investments:
Publicly traded equity securities	$9,320	$—	$(2,767)	$6,553

Reported as:
Cash and cash equivalents	$361,162	$—	$—	$361,162
Short-term investments	210,148	5,166	(283)	$215,031
Restricted cash and investments	185,010	—	—	$185,010
Other assets	9,320	—	(2,767)	$6,553

Total	$765,640	$5,166	$(3,050)	$767,756

The Company accounts for its investment portfolio at fair value. There were no net realized gains or losses on investments due to other-than-temporary impairment charges during the three months ended September 27, 2009 and September 28, 2008. Realized gains and (losses) from investments were less than $0.1 million and $(0.6) million during the three months ended September 27, 2009 and September 28, 2008, respectively. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

An analysis of the Company’s fixed income securities in unrealized loss positions as of September 27, 2009 is as follows:

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Fixed Income Securities
Municipal notes and bonds	$2,687	$(1)	$—	$—	$2,687	$(1)
US treasury & agencies	6,494	(9)	—	—	6,494	(9)
Bank and corporate bonds	1,494	(51)	2,445	(26)	3,939	(77)
Mortgage backed securities — residential	—	—	177	(34)	177	(34)
Mortgage backed securities — commercial	—	—	805	(162)	805	(162)

Total Fixed Income	$10,675	$(61)	$3,427	$(222)	$14,102	$(283)

The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities are as follows:

	September 27, 2009
	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$523,276	$524,100
Due in more than one year	148,321	152,379

	$671,597	$676,479

Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying consolidated balance sheets.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	September 27, 2009	June 28, 2009
	(in thousands)
Raw materials	$121,112	$145,421
Work-in-process	45,611	35,487
Finished goods	53,360	52,502

	$220,083	$233,410

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 27, 2009	June 28, 2009
	(in thousands)
Manufacturing, engineering and office equipment	$251,597	$254,397
Computer equipment and software	73,007	69,567
Land	15,899	16,550
Buildings	64,416	64,488
Leasehold improvements	53,374	52,115
Furniture and fixtures	14,332	13,295

	472,625	470,412
Less: accumulated depreciation and amortization	(261,277)	(254,746)

	$211,348	$215,666

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of September 27, 2009 and June 28, 2009. Goodwill attributable to the SEZ acquisition of approximately $104 million is not tax deductible due to foreign jurisdiction law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of September 27, 2009 (in thousands, except years):

	Gross	Accumulated Amortization	Changes in Foreign Currency Exchange Rates	Net	Weighted-Average Useful Life (years)
Customer relationships	$35,226	$(14,796)	$—	$20,430	6.90
Existing technology	61,598	(13,820)	(7,204)	$40,574	6.70
Other intangible assets	35,216	(20,814)	(1,298)	$13,104	4.10
Patents	20,270	(8,744)	—	11,526	6.13

	$152,310	$(58,174)	$(8,502)	$85,634	6.07

The following table provides details of the Company’s intangible assets subject to amortization as of June 28, 2009 (in thousands, except years):

	Gross	Accumulated Amortization	Changes in Foreign Currency Exchange Rates	Net	Weighted-Average Useful Life (years)
Customer relationships	$35,226	$(13,557)	$—	$21,669	6.90
Existing technology	61,598	(11,799)	(7,204)	42,595	6.70
Other intangible assets	35,216	(18,924)	(1,298)	14,994	4.10
Patents	20,270	(7,923)	—	12,347	6.13

	$152,310	$(52,203)	$(8,502)	$91,605	6.07

The Company recognized $5.9 million and $6.6 million in intangible asset amortization expense during the three months ended September 27, 2009 and September 28, 2008, respectively.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

The estimated future amortization expense of purchased intangible assets as of September 27, 2009 is as follows (in thousands):

Fiscal Year	Amount
2010 (9 months)	$18,140
2011	21,206
2012	17,956
2013	16,525
2014	9,956
Thereafter	1,850

$85,634

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 27,	June 28,
	2009	2009
	(in thousands)
Accrued compensation	$146,387	$171,609
Warranty reserves	20,150	21,185
Income and other taxes payable	7,526	10,897
Other	23,367	36,331

	$197,430	$240,022

Following the voluntary independent review of the Company’s historical option grant process, the Company considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, such taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume potential tax liabilities of certain employees, including the Company’s Chief Executive Officer and certain other executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. The assumed Section 409A liability was $53.7 million as of June 28, 2009 and is included in accrued compensation in the table above.

During the quarter ended September 27, 2009, the Company finalized a portion of the Section 409A liabilities which resulted in a reduction of the liability and net credits recognized in the statements of operations of $(5.5) million recorded in cost of goods sold and $(17.9) million recorded in operating expenses. The remaining assumed Section 409A liability at September 27, 2009 includes $27.6 million in accrued compensation in the table above and legal fees of $2.5 million included in other in the table above. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of the Company’s 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Interest income	$2,048	$7,796
Interest expense	(189)	(2,553)
Foreign exchange gains (losses)	(1,794)	3,266
Other, net	(433)	508

	$(368)	$9,017

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

NOTE 10 — INCOME TAX EXPENSE

The Company’s effective tax rate for the three months ended September 27, 2009 was approximately 41.8%. This rate differs significantly from the statutory rate due to the geographical mix of income in higher and lower tax jurisdictions and a change in California valuation allowance. The Company recorded the following material discrete events during the September 2009 quarter: (1) a tax expense of $9.3 million related to a settlement of 409A liabilities, (2) a tax expense of $1.5 million related to a change in valuation allowance with respect to a California R&D credit, (3) a tax expense of $1.0 million for interest related to uncertain tax positions, and (4) a tax benefit of $1.0 million of adjustments related to the filing of prior year foreign tax returns.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	December 28, 2008	March 29, 2009	June 28, 2009	September 27, 2009
	(in millions)
Total gross unrecognized tax benefits	$149.6	$163.4	$178.4	$179.6

As of September 27, 2009, the total gross unrecognized tax benefits was $179.6 million compared to $178.4 million as of June 28, 2009, representing an increase of approximately $1.2 million for the three month period. If the remaining balance of $179.6 million of gross unrecognized tax benefits were realized in a future period, it would result in a net tax benefit of $136.7 million and a reduction of the effective tax rate. The Company anticipates that the total net unrecognized tax benefits will be reduced by approximately $2 million due to the recapture of SEZ Japan net operating loss reserve at the year end.

As of September 27, 2009, the Company had accrued approximately $20.5 million for the payment of gross interest and penalties, relating to unrecognized tax benefits compared to $19.1 million as of June 28, 2009. During the quarter ended September 27, 2009, gross interest and penalties related to unrecognized tax benefits increased by $1.4 million. All of the interest and penalties were recognized in the provision for income tax.

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $38.1 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of September 27, 2009, approximately $38.1 million would be credited to the statement of operations.

The IRS is examining the Company’s U.S. income tax return for the fiscal year 2007. The State of California Franchise Tax Board (“FTB”) is examining the Company’s tax returns for the fiscal years 2005 and 2006. It is anticipated that the IRS audit will be completed by the end of fiscal year 2010. As of September 27, 2009, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The French tax authorities have examined the Company’s tax returns for the fiscal years 2004 through 2006 and have proposed certain adjustments to its transfer pricing. The Company has appealed the proposed adjustments and the appeal is currently in review. The Company is currently under examination by the Japanese tax authorities for its fiscal years 2002 through 2008. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of these audits will have no material adverse effects on its results of operations or financial condition.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

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

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands, except per share data)
Numerator:
Net income	$16,797	$8,873

Denominator:
Basic average shares outstanding	126,774	125,527
Effect of potential dilutive securities:
Employee stock plans	1,116	1,292

Diluted average shares outstanding	127,890	126,819

Net income per share — Basic	$0.13	$0.07

Net income per share — Diluted	$0.13	$0.07

For purposes of computing diluted net income per share, weighted-average common shares do not include potential dilutive securities that are anti-dilutive under the treasury stock method. The following potential dilutive securities were excluded:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Number of potential dilutive securities excluded	136	243

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Net income	$16,797	$8,873
Foreign currency translation adjustment	13,800	(48,229)
Unrealized loss on fair value of derivative financial instruments, net	(715)	(4,730)
Unrealized gain (loss) on financial instruments, net	1,280	(2,836)
Reclassification adjustment for loss (gain) included in earnings	(72)	607
Postretirement benefit plan adjustment	51	35

Comprehensive income (loss)	$31,141	$(46,280)

The balance of accumulated other comprehensive loss is as follows:

	September 27, 2009	June 28, 2009
	(in thousands)
Accumulated foreign currency translation adjustment	$(38,175)	$(51,975)
Accumulated unrealized gain (loss) on derivative financial instruments	(696)	15
Accumulated unrealized gain on financial instruments	1,410	206
Postretirement benefit plan adjustment	(1,017)	(1,068)

Accumulated other comprehensive loss	$(38,478)	$(52,822)

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

NOTE 13 — LONG-TERM DEBT AND GUARANTEES

The Company’s contractual cash obligations relating to its existing capital leases and debt as of September 27, 2009 are as follows:

	Capital Leases	Long- term Debt	Total
	(in thousands)
Payments due by period:
One year	$2,030	$9,828	$11,858
Two years	1,994	8,697	10,691
Three years	2,002	6,756	8,758
Four years	1,922	1,842	3,764
Five years	1,741	—	1,741
Over 5 years	12,816	—	12,816

Total	22,505	27,123	49,628
Interest on capital leases	2,472		2,472

Current portion of long-term debt and capital leases	1,541	9,828	11,369

Long-term debt and capital leases	$18,492	$17,295	$35,787

Capital Leases

Capital leases reflect building lease obligations and an office equipment lease. The amounts in the table above include the interest portion of payment obligations.

Long-Term Debt

The Company’s total long-term debt of $27.1 million as of September 27, 2009 consists of various bank loans and government subsidized technology loans supporting operating needs.

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

Each Livermore Lease facility has an approximately seven-year term ending on the first business day in January 2015. Each New Fremont Lease has an approximately seven-year term ending on the first business day in January 2015. Under each Operating Lease, the Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Lease for an amount approximating the sum required to prepay the amount of BNPPLC’s investment in the property and any accrued but unpaid rent. Any such amount may also include an additional make-whole amount for early redemption of the outstanding investment, which will vary depending on prevailing interest rates at the time of prepayment.

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. As of September 27, 2009, the Company had $164.9 million recorded as restricted cash in its consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.

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

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) and is therefore not consolidated by the Company.

The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.

Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of September 27, 2009, the Company has not recorded any liability on its consolidated financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Warranties

The Company offers standard warranties on its systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 27, 2009	September 28, 2008
	(in thousands)
Balance at beginning of period	$21,185	$61,308
Warranties issued during the period	4,943	5,216
Settlements made during the period	(4,626)	(10,271)
Expirations and change in liability for pre-existing warranties during the period	(1,777)	(8,915)
Changes in foreign currency exchange rates	425	(1,271)

Balance at end of period	$20,150	$46,067

NOTE 14 — RESTRUCTURING AND ASSET IMPAIRMENTS

During the June 2008 quarter the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). The Company incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with the Company’s initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with the Company’s product line integration road maps.

During the December 2008 quarter the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). The charges during the December 2008 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses under the December 2008 Plan during the September 2009 quarter consisting of severance and related benefits costs.

        During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during the March 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses under the March 2009 Plan during the quarter ended June 28, 2009. The charges during the June 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses under the March 2009 Plan during the quarter ended September 27, 2009. The charges during the September quarter consisted of severance and related benefits costs as well as certain facilities related costs.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

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

Accounting for restructuring activities, as compared to regular operating cost management activities, requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

The Company recorded net restructuring charges during the three months ended September 27, 2009 of approximately $2.1 million, consisting of severance and benefits for involuntarily terminated employees of $0.6 million and charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $1.5 million. The $2.1 million restructuring charge was recorded in operating expenses in the Company’s condensed consolidated statement of operations.

The Company recorded net restructuring charges and asset impairments during the quarter ended September 28, 2008 quarter of approximately $19.0 million, consisting of severance and benefits for involuntarily terminated employees of $12.5 million. The Company also recorded additional asset impairments related to product line integration road maps of $6.5 million. Of the total $19.0 million in charges, $3.0 million was recorded in cost of goods sold and $16.0 million was recorded in operating expenses in the Company’s consolidated statement of operations for the three months ended September 28, 2008.

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$567	$26	$593
Cash payments	(525)	—	(525)

Balance at September 27, 2009	$42	$26	$68

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Total
	(in thousands)
Balance at June 28, 2009	$684	$684
Fiscal year 2010 expense	105	105
Cash payments	(285)	(285)

Balance at September 27, 2009	$504	$504

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$3,925	$437	$4,362
Fiscal year 2010 expense	479	1,510	1,989
Cash payments	(2,765)	(1,421)	(4,186)

Balance at September 27, 2009	$1,639	$526	$2,165

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 27, 2009

(Unaudited)

NOTE 15 — STOCK REPURCHASE PROGRAM

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and is funded using the Company’s available cash. The Company suspended repurchases under the program during the December 2008 quarter. The Company did not repurchase any shares under the Board authorized program during the three months ended September 27, 2009. However, during the same period, the Company withheld 78,922 shares through net share settlements upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans to cover tax withholding obligations. The repurchases effected through this withholding are not a part of the Board-authorized program but instead are authorized under the Company’s equity compensation plans.

NOTE 16: LEGAL PROCEEDINGS

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

NOTE 17: SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 5, 2009, the date of issuance of the condensed consolidated financial statements. During the period from September 27, 2009 to November 5, 2009, the Company did not have any material recognizable subsequent events.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; our future shipments, revenue and operating expenses generally; the future revenue value of shipments; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to win new market share; the level of international sales (including but not limited to as a percentage of revenue); levels of research and development expenditures; our ability to manage our expenditures and our cash position; effectiveness of restructuring activities in reducing expenses; adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them; future obligations under guarantees and indemnities; estimated future lives of intangible assets; future amortization expenses; our access to capital markets; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our annual reports on Form 10-K and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended September 27, 2009, this discussion should be read in conjunction with the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the following sections:

Executive Summary provides a summary of key highlights of our results of operations

Results of Operations provides an analysis of operating results

Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates we use to prepare our condensed consolidated financial statements

Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position

EXECUTIVE SUMMARY

We design, manufacture, market, and service semiconductor processing equipment used to fabricate integrated circuits. We are recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers undergo a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in these areas to develop integrated and standalone processing solutions that typically benefit our customers through reduced cost, lower defect rates, enhanced yields, or faster processing time as well as by facilitating their ability to meet more stringent performance and design standards.

The demand for semiconductor manufacturing equipment is cyclical in nature and has historically experienced significant periodic upturns and downturns. Demand is dependent in part on overall world economic conditions. Other factors that influence demand for our products include, but are not limited to, general supply and demand (including demand for the products that our customers manufacture), prices for semiconductors, customer capacity requirements and our ability to develop and market competitive products. For these and other reasons, our results of operations for the three months ended September 27, 2009 may not necessarily be indicative of future operating results.

Recent adverse conditions in the global economy have significantly reduced customer demand for our products in recent quarters. While our ability to predict the demand for wafer fabrication equipment in the future is limited, we believe that, over the long term, demand for our products will increase as customers’ capital expenditures increase to meet demand for semiconductor devices. However, our visibility for shipment volumes over the next few quarters remains limited. As a result, any forecast about equipment spending in the near term is subject to a high degree of uncertainty.

The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 27, 2009	June 28, 2009	September 28, 2008
	(in thousands, except per share data and percentages)
Revenue	$318,548	$217,764	$440,361
Gross margin	136,770	67,757	183,110
Gross margin as a percent of total revenue	42.9%	31.1%	41.6%
Net income (loss)	16,797	(88,490)	8,873
Diluted earnings (loss) per share	$0.13	$(0.70)	$0.07

Our results for the September 2009 quarter reflect continued improvement in the global business environment and in the semiconductor industry, as evidenced by improved foundry fab utilization at the leading-edge technology nodes and an increase in the rate of next-generation DRAM and NAND wafer starts by leading memory companies.

During calendar year 2009, we maintained our investments in new product research and development (“R&D”) and continued our focus on improving customer productivity in our installed base and on delivering continuously improved high-performance, lower-cost designs for our products. We have also focused on defending application-based market share and winning new application share.

While conditions in our industry have clearly improved, we cannot predict the robustness of the macroeconomic recovery. The electronics and semiconductor industries remain very linked to worldwide GDP and consumer spending, and while we will continue to use our operational flexibility and rapid response capabilities to meet the shipment needs of our customers, we will remain cautious with the level of our expenditures. Going forward, we plan to continue our strong focus on managing and growing our cash position.

Our results during the quarter ended September 27, 2009 reflected growth in customer requirements for new capacity and an increase in our installed-base business through higher utilization levels. Despite the sequential upturn, revenue for the September 2009 quarter was still well below revenue for the quarter ended September 28, 2008, due to adverse conditions in the global economy during late 2008 and the first half of 2009.

In the quarter ended September 27, 2009, gross margin as a percent of revenues increased to 42.9% compared to 31.1% in the quarter ended June 28, 2009. This improvement was primarily due to improved factory utilization as a result of increased business volume and a more favorable product mix. Additionally, we recorded a credit of $5 million in the September 2009 quarter related to a partial settlement of matters associated with our 409A expenses from the 2007 options review.

Operating expenses in the September 2009 quarter decreased $25 million sequentially primarily due to a partial settlement of matters associated with our 409A expenses from the 2007 options review. Additionally, we recorded a charge of $7 million in the June 2009 quarter for goodwill impairment related to our Clean Product Group.

Our cash and cash equivalents, short-term investments, and restricted cash and investments totaled approximately $761 million as of September 27, 2009 compared to $758 million as of June 28, 2009. Net cash provided by operating activities was approximately $3 million during the September 2009 quarter compared to net cash used for operating activities of $58 million during the June 2009 quarter and net cash provided by operating activities of $43 million during the September 2008 quarter.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	September 27, 2009	June 28, 2009	September 28, 2008
Shipments (in millions)	$355	$246	$345

North America	10%	16%	15%
Europe	6%	8%	11%
Japan	18%	17%	18%
Korea	24%	16%	29%
Taiwan	31%	30%	16%
Asia Pacific	11%	13%	11%

Shipments for the September 2009 quarter met our anticipated range and increased 44% compared to the June 2009 quarter and 3% year over year. During the September 2009 quarter, 300 millimeter applications represented approximately 95% of total systems shipments, and 94% of total systems shipments were for applications at less than or equal to the 65 nanometer technology node. We classify total systems shipments market segmentation for the September quarter as Memory at approximately 58%, Integrated Device Manufacturers and Logic at 14%, and Foundry at 28%.

Revenue

	Three Months Ended
	September 27, 2009	June 28, 2009	September 28, 2008
Revenue (in thousands)	$318,548	$217,764	$440,361

North America	9%	18%	15%
Europe	7%	10%	10%
Japan	18%	17%	17%
Korea	23%	14%	27%
Taiwan	29%	29%	14%
Asia Pacific	14%	12%	17%

Revenue for September 2009 exceeded our expectations and increased 46% compared to the June 2009 quarter and decreased 28% year over year. Our revenue levels are correlated to the amount of our shipments and installation and acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $89.7 million as of September 27, 2009 compared to $64.7 million as of June 28, 2009. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $23 million as of September 27, 2009 compared to $13 million as of June 28, 2009.

Gross Margin

	Three Months Ended
	September 27, 2009	June 28, 2009	September 28, 2008
	(in thousands, except percentages)
Gross Margin	$136,770	67,757	183,110
Percent of total revenue	42.9%	31.1%	41.6%

Gross margin as a percent of revenue for the September 2009 quarter was 42.9%. The gross margin during the September 2009 quarter increased compared to the June 2009 quarter due to improved factory utilization and a more favorable product mix as the proportion of revenue attributed to systems increased. Additionally, we recorded a credit of $5 million in the September 2009 quarter related to a partial settlement of matters associated with our 409A expenses from the 2007 options review. The reduction in gross margin dollars in the three months ended September 27, 2009 compared with the same period in the prior year was primarily due to lower customer utilization of their factories associated with the deteriorating economic environment. Additionally, September 2008 gross margin included restructuring and asset impairment charges of $3 million.

Research and Development

	Three Months Ended
	September 27, 2009	June 28, 2009	September 28, 2008
	(in thousands, except percentages)
Research & Development (R&D)	$71,199	$67,491	$81,563
Percent of total revenue	22.4%	31.0%	18.5%

We continue to invest significantly in R&D focused on plasma etch, single wafer clean and new products. The increase in R&D expenses during the September 2009 quarter compared to the June 2009 quarter is mainly due to an increase of $2 million in supplies and outside services and $3 million in benefits and other employee compensation.

The decline in R&D expenses for the three months ended September 27, 2009 compared to the same period in the prior year was mainly due to an approximately $2 million reduction in salary and benefits related to cost savings measures and a $7 million decline in outside services and supplies.

Selling, General and Administrative

	Three Months Ended
	September 27, 2009	June 28, 2009	September 28, 2008
	(in thousands, except percentages)
Selling, General & Administrative (SG&A)	$52,199	$47,248	$68,299
Percent of total revenue	16.4%	21.7%	15.5%

The sequential increase in SG&A expenses during the September 2009 quarter was primarily due to increases of approximately $2 million in employee compensation and $2 million in outside services and supplies.

The decrease in SG&A expenses for the three months ended September 27, 2009 compared to the same period in the prior year was driven by reductions of approximately $11 million in employee-related expenses associated with prior restructuring activities and other cost reduction activities, a decrease of $2 million in rent and utilities due to lower interest rates on certain leases, and a reduction of approximately $2 million in outside services.

Restructuring and Asset Impairments

During the June 2008 quarter we incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). We incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with our product line integration road maps.

During the December 2008 quarter we incurred restructuring expenses and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). The charges during the December 2008 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. We incurred additional expenses under the December 2008 Plan during the September 2009 quarter consisting of severance and related benefits costs.

During the March 2009 quarter we incurred restructuring expenses and asset impairment charges designed to align our cost structure with our outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during the March 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. We incurred additional expenses under the March 2009 Plan during the September 2009 quarter. The charges during the September 2009 quarter consisted of severance and related benefits costs as well as certain facilities related costs.

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

Accounting for restructuring activities, as compared to regular operating cost management activities, requires an evaluation of formally committed and approved plans. Restructuring activities have comparatively greater strategic significance and materiality and may involve exit activities, whereas regular cost containment activities are more tactical in nature and are rarely characterized by formal and integrated action plans or exiting a particular product, facility, or service.

We recorded net restructuring charges during the three months ended September 27, 2009 of approximately $2.1 million, consisting of severance and benefits for involuntarily terminated employees of $0.6 million and charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $1.5 million. The $2.1 million restructuring charge was recorded in operating expenses in our condensed consolidated statement of operations.

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

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$567	$26	$593
Cash payments	(525)	—	(525)

Balance at September 27, 2009	$42	$26	$68

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Total
	(in thousands)
Balance at June 28, 2009	$684	$684
Fiscal year 2010 expense	105	105
Cash payments	(285)	(285)

Balance at September 27, 2009	$504	$504

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$3,925	$437	$4,362
Fiscal year 2010 expense	479	1,510	1,989
Cash payments	(2,765)	(1,421)	(4,186)

Balance at September 27, 2009	$1,639	$526	$2,165

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

409A Expense

Following the voluntary independent review of our historical option grant process, we considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, such taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain other executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. The assumed Section 409A liability was $53.7 million as of June 28, 2009.

During the quarter ended September 27, 2009, we finalized a portion of the Section 409A liabilities which resulted in a reduction of the liability and net credits recognized in the statements of operations of $(5.5) million recorded in cost of goods sold and $(17.9) million recorded in operating expenses . The remaining assumed Section 409A liability, including accrued legal fees, at September 27, 2009 was $30.0 million. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of our 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended
	September 27, 2009	June 28, 2009	September 28, 2008
	(in thousands)
Interest income	$2,048	$2,995	$7,796
Interest expense	(189)	(316)	(2,553)
Foreign exchange gains (losses)	(1,794)	310	3,266
Other, net	(433)	(118)	508

	$(368)	$2,871	$9,017

Interest income decreased during the three months ended September 27, 2009 and June 28, 2009 compared with the three months ended September 28, 2008 and was primarily attributable to decreases in interest rate yields and decreases in our average cash and investment balances used to fund operating needs.

During the three months ended September 27, 2009, our interest expense decreased compared with the corresponding three month period ended September 28, 2008 primarily as a result of our $250.0 million loan payment to ABN AMRO during the 2009 fiscal year and to a lesser extent decreases in interest rates.

Included in foreign exchange loss during the three months ended September 27, 2009 was $1.7 million of losses associated with the Company’s foreign currency denominated liabilities with non U.S. dollar functional currency subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Swiss franc and, to a lesser extent, the Euro.

The foreign exchange gains during the three months ended September 28, 2008 were primarily due to our foreign currency denominated liabilities with non-U.S. dollar functional currency subsidiaries where the U.S. dollar strengthened against certain currencies, primarily the Euro and Taiwan dollar.

Income Tax Expense

Our effective tax rate for the three months ended September 27, 2009 was 41.8%. Our effective tax rate for the three months ended September 28, 2008 was 65.3%. We recorded the following material discrete events during the September 2009 quarter: (1) a tax expense of $9.3 million related to a settlement of 409A liabilities, (2) a tax expense of $1.5 million related to a change in valuation allowance with respect to a California R&D credit, (3) a tax expense of $1.0 million for interest related to uncertain tax positions, and (4) a tax benefit of $1.0 million for adjustments related to the filing of prior year foreign tax returns.

The decrease in the effective tax rate is primarily due to the more favorable geographical mix of income in lower and higher tax jurisdictions and the impact of discrete events.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was enacted on October 3, 2008 by the U.S. government. Under the Act, the research tax credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result, during the three months ended September 27, 2009, we forecasted a $4.5 million annual tax benefit related to the availability of the federal research credit as it pertains to our fiscal year 2009.

Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in various tax jurisdictions throughout the world. We have implemented strategies intended to minimize our tax liability on the sale of our products worldwide. These tax strategies are intended to align the asset ownership and functions of our various legal entities around the world with our forecasts of the level, timing and sources of future revenues and profits.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $144.6 million and $157 million as of September 27, 2009 and June 28, 2009, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $41.9 million and a valuation allowance of $38.1 million as of September 27, 2009.

Deferred tax assets decreased from June 28, 2009 to September 27, 2009 by approximately $12.4 million primarily related to release in 409A accrual, certain foreign tax return true ups, and 2008 amended tax return adjustments.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $38.1 million relates to certain California and foreign deferred tax assets.

As part of the valuation allowance recorded in fiscal year 2009, we recorded a valuation allowance on certain California deferred tax assets reflecting the potential impacts of the new California law related to the repeal of the cost of performance sales factor sourcing rule and the single sales factor apportionment election (both passed February 20, 2009, effective for years beginning on or after January 1, 2011). In addition, we recorded a valuation allowance against certain foreign deferred tax assets.

We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other assumptions we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

We believe that the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

Standard costs are reassessed as needed but annually at a minimum, and reflect achievable acquisition costs. Acquisition costs are generally based on the most recent vendor contract prices for purchased parts, normalized assembly and test labor utilization levels, methods of manufacturing, and normalized overhead. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between our legal entities are eliminated from our consolidated financial statements.

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

Equity-based Compensation — Employee Stock Purchase Plan and Employee Stock Plans: U.S. GAAP requires the recognition of the fair value of equity-based compensation in net income. The fair value of our restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of our stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of equity- based awards is amortized over the vesting period of the award and we have elected to use the straight-line method of amortization.

We make quarterly assessments of the adequacy of our tax credit pool related to equity-based compensation to determine if there are any deficiencies that require recognition in our consolidated statements of operations. We will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital.

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

In July 2006, the FASB issued guidance which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. It provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. This guidance also includes information concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

Goodwill and Intangible Assets: Goodwill and identifiable intangible assets with indefinite useful lives are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The accounting treatment of tax benefits from acquired companies has changed under the revised guidance. Any changes to the tax benefits associated with the valuation allowance recorded in the SEZ acquisition will be recorded through income tax expense. We adopted the revised guidance on June 29, 2009 and the adoption did not have a significant impact on our results of operations or financial condition.

In December 2007, the FASB issued guidance which establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary are to be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. We adopted the guidance on June 29, 2009 and the adoption did not have a significant impact on our results of operations or financial condition.

In April 2009, the FASB issued guidance to require publicly-traded companies, to provide disclosures on the fair value of financial instruments in interim financial statements. We adopted this guidance on June 29, 2009 and the adoption resulted in expanded disclosures but did not have a material impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on our financial statements.

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently evaluating the potential impact, if any, the adoption of this guidance will have on our consolidated results of operations or financial condition.

In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently evaluating the potential impact, if any, the adoption of this guidance will have on our consolidated results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2009, we had $761.2 million in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $757.8 million as of June 28, 2009.

Cash Flows From Operating Activities

Net cash provided by operating activities of $2.7 million during the three months ended September 27, 2009, consisted of (in millions):

Net income	$16.8
Non-cash charges:
Depreciation and amortization	17.7
Equity-based compensation	13.9
Restructuring charges, net	2.1
Net tax benefit on equity-based compensation plans	(0.5)
Deferred income taxes	12.5
Changes in operating asset and liability accounts	(61.0)
Other	1.2

$2.7

Changes in operating asset and liability accounts of $(61.0) million included the following uses of cash: an increase in accounts receivable of $70.7 million on increased business volume and a decrease in accrued expenses and other liabilities of approximately $38.5 million. These uses of cash were partially offset by the following sources of cash: an increase in accounts payable of $22.9 million, an increase in deferred profit of $9.8 million, and a decrease in inventories of $17.0 million; all on increased business volume.

Cash Flows from Investing Activities

Net cash used for investing activities during the three months ended September 27, 2009 was $23.1 million, primarily consisting of net purchases of available-for-sale securities of $9.8 million, the transfer of restricted cash and investments of approximately $6.6 million, and capital expenditures of $5.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended September 27, 2009 was $4.4 million, and included net proceeds from issuance of common stock related to employee equity-based plans of $8.0 million, partially offset by $2.4 in treasury stock purchases and $1.9 million in principal payments on long-term debt and capital leases.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at September 27, 2009 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. If we require additional funding, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. generally accepted accounting principles and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of September 27, 2009 relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $106 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$8,115	$2,030	$112,078	$10,257	$132,480
1-3 years	7,374	3,996	57,944	15,852	85,166
3-5 years	3,475	3,663	31,817	1,856	40,811
Over 5 years	141,999	12,816	20,477	—	175,292

Total	$160,963	$22,505	$222,316	$27,965	$433,749

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

Each Livermore Lease facility has an approximately seven-year term ending on the first business day in January 2015. Each New Fremont Lease has an approximately seven-year term ending on the first business day in January 2015. Under each Operating Lease, the Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Lease for an amount approximating the sum required to prepay the amount of BNPPLC’s investment in the property and any accrued but unpaid rent. Any such amount may also include an additional make-whole amount for early redemption of the outstanding investment, which will vary depending on prevailing interest rates at the time of prepayment.

We are required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for our obligations under the Operating Leases. As of September 27, 2009, we had $164.9 million recorded as restricted cash in our consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.

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

The lessor under the lease agreements is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) and is therefore not consolidated by us.

The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.

Capital Leases

Capital leases reflect building lease obligations and an office equipment lease. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at September 27, 2009 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At September 27, 2009, vendor-owned inventories held at our locations and not reported as our inventory were $17.1 million.

Long-Term Debt

Our total long-term debt of $27.1 million as of September 27, 2009 consists of various bank loans and government subsidized technology loans supporting operating needs.

Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of September 27, 2009, we have not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2009 Form 10-K.

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

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at September 27, 2009 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, the current uncertainty in the global economic conditions and the recent disruption in credit markets have impacted customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If the current situation deteriorates further, our business could suffer further negative impacts.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of September 27, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

In addition to the other information in this Form 10-Q for the three months ended September 27, 2009, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

We Face Risks Related to the Deterioration in the General Economic Outlook and the Downturn in the Semiconductor Industry

Recent global economic conditions have impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, some of our customers’ ability to access credit has been adversely affected, which limits their ability to purchase our products and services. The degree of the impact on our business of the current credit and economic environment will continue to depend on a number of factors, including the duration and severity of the recession facing the U.S. economy and the global economy generally, and the semiconductor industry specifically. This impact may cause potential material adverse changes to our results of operations and financial condition including, but not limited to:

•	a continuing decline in demand for our products;

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	additional valuation allowances on deferred tax assets;

•	additional restructuring charges;

•	additional asset impairments including the potential additional impairment of goodwill and other intangible assets;

•	a decrease in value of our investments;

•	exposure to claims from our suppliers for payment on inventory that we order in anticipation of customer purchases that do not come to fruition;

•	a decline in value of certain facilities we lease to less than our residual value guarantee with the lessor; and

•	problems maintaining reliable and uninterrupted sources of supply.

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

Similarly, our customers may team with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. These actions could adversely impact our market share and financial results.

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

Once a Semiconductor Manufacturer Commits to Purchase a Competitor’s Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor’s Equipment, Making it More Difficult for Us to Sell Our Equipment to that Customer

Semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time. Accordingly, we expect it to be more difficult to sell to a given customer if that customer initially selects a competitor’s equipment.

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

Our Future Success Depends on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 85% of total revenue in fiscal year 2009, 83% in fiscal year 2008 and 84% in fiscal year 2007. We expect that international sales will continue to account for a significant portion of our total revenue in future years.

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and Could Result in the Loss of Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. We also face risks of claims from commercial and other relationships. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results. Moreover, although we seek to obtain insurance to protect us from claims and cover losses to our property, there is no guarantee that such insurance will fully indemnify us for any losses that we may incur.

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

(c) On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and will be funded using the Company’s available cash. The Company suspended repurchases under the Board authorized program prior to the end of the December 2008 quarter. The Company did not repurchase any shares under the Board authorized program during the three months ended September 27, 2009. During the three months ended September 27, 2009, the Company withheld 78,922 shares through net share settlements upon the vesting of restricted stock unit awards under the Company’s equity compensation plans to cover tax withholding obligations.

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

Date: November 5, 2009

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