Form 10-Q
period 2009-12-27
LAM RESEARCH CORP
filed 2010-02-05
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 29, 2010, there were 127,918,706 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 27, 2009	June 28, 2009
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$430,166	$374,167
Short-term investments	215,567	205,221
Accounts receivable, less allowance for doubtful accounts of $10,687 as of December 27, 2009 and $10,719 as of June 28, 2009	420,486	253,585
Inventories	241,296	233,410
Deferred income taxes	47,984	69,043
Prepaid expenses and other current assets	79,482	60,401

Total current assets	1,434,981	1,195,827
Property and equipment, net	205,089	215,666
Restricted cash and investments	184,913	178,439
Deferred income taxes	16,399	17,007
Goodwill	169,182	169,182
Intangible assets, net	79,656	91,605
Other assets	94,622	84,145

Total assets	$2,184,842	$1,951,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$112,389	$49,606
Accrued expenses and other current liabilities	247,576	240,022
Deferred profit	73,904	45,787
Current portion of long-term debt and capital leases	11,374	5,348

Total current liabilities	445,243	340,763
Long-term debt and capital leases	35,145	40,886
Income taxes payable	107,273	102,999
Other long-term liabilities	12,397	14,134

Total liabilities	600,058	498,782

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 127,429 shares at December 27, 2009 and 126,532 shares at June 28, 2009	127	127
Additional paid-in capital	1,408,773	1,377,231
Treasury stock, at cost, 34,470 shares at December 27, 2009 and 34,679 shares at June 28, 2009	(1,490,593)	(1,495,693)
Accumulated other comprehensive loss	(44,140)	(52,822)
Retained earnings	1,710,617	1,624,246

Total stockholders’ equity	1,584,784	1,453,089

Total liabilities and stockholders’ equity	$2,184,842	$1,951,871

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Total revenue	$487,176	$283,409	$805,724	$723,770
Cost of goods sold	268,685	174,329	455,918	428,532
Cost of goods sold - restructuring and asset impairments	—	7,728	—	10,776
Cost of goods sold - 409A expense	(4,713)	—	(10,168)	—

Total costs of goods sold	263,972	182,057	445,750	439,308

Gross margin	223,204	101,352	359,974	284,462
Research and development	82,171	68,781	153,370	150,344
Selling, general and administrative	60,111	57,699	112,230	125,998
Restructuring and asset impairments	5,919	10,121	8,012	26,089
409A expense	(16,345)	2,143	(34,238)	2,904

Total operating expenses	131,856	138,744	239,374	305,335

Operating income (loss)	91,348	(37,392)	120,600	(20,873)
Other income (expense), net	(58)	(7,233)	(426)	1,784

Income (loss) before income taxes	91,290	(44,625)	120,174	(19,089)
Income tax expense (benefit)	21,716	(20,453)	33,803	(3,790)

Net income (loss)	$69,574	$(24,172)	$86,371	$(15,299)

Net income (loss) per share:
Basic net income (loss) per share	$0.55	$(0.19)	$0.68	$(0.12)

Diluted net income (loss) per share	$0.54	$(0.19)	$0.67	$(0.12)

Number of shares used in per share calculations:
Basic	127,296	125,084	127,035	125,266

Diluted	128,829	125,084	128,389	125,266

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months
	December 27, 2009	December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$86,371	$(15,299)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	35,865	35,073
Deferred income taxes	21,711	(2,297)
Restructuring charges, net	8,012	36,865
Equity-based compensation expense	27,217	29,457
Income tax benefit on equity-based compensation plans	214	(2,006)
Excess tax benefit on equity-based compensation plans	(603)	(517)
Other, net	1,332	5,865
Changes in operating asset and liabilities:	(104,105)	(82,998)

Net cash provided by (used for) operating activities	76,014	4,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(12,725)	(27,568)
Acquisitions of businesses, net of cash acquired	—	(11,190)
Purchases of available-for-sale securities	(46,410)	(143,667)
Sales and maturities of available-for-sale securities	35,619	190,414
Purchase of other investments	(961)	—
Transfer of restricted cash and investments	(6,474)	(48,306)
Other	—	(2,000)

Net cash used for investing activities	(30,951)	(42,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(2,604)	(15,433)
Net proceeds from issuance of long-term debt	336	625
Excess tax benefit on equity-based compensation plans	603	517
Treasury stock purchases	(2,932)	(27,203)
Reissuances of treasury stock	5,761	7,584
Proceeds from issuance of common stock	6,382	4,444

Net cash provided by (used for) financing activities	7,546	(29,466)

Effect of exchange rate changes on cash	3,390	(11,984)
Net increase (decrease) in cash and cash equivalents	55,999	(79,624)
Cash and cash equivalents at beginning of period	374,167	732,537

Cash and cash equivalents at end of period	$430,166	$652,913

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2009

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 28, 2009, which are included in the Annual Report on Form 10-K as of and for the year ended June 28, 2009 (the “2009 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com.

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2010 and includes 52 weeks. The quarters ended December 27, 2009 (the “December 2009 quarter”) and December 28, 2008 (the “December 2008 quarter”) each included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised guidance also establishes disclosure requirements to enable readers to evaluate the nature and financial effects of the business combination. The accounting treatment of tax benefits from acquired companies has changed under the revised guidance. Any changes to the tax benefits associated with valuation allowances related to business combinations will be recorded through income tax expense. The Company adopted the revised guidance on June 29, 2009 and the adoption did not have a significant impact on its results of operations or financial condition.

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary are reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment when a subsidiary is deconsolidated is initially measured at fair value. The Company adopted the guidance on June 29, 2009 and the adoption did not have a significant impact on its results of operations or financial condition.

In April 2009, the FASB issued guidance that requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. The Company adopted this guidance on June 29, 2009 and the adoption resulted in expanded disclosures but did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact, if any, the adoption of this guidance will have on its consolidated results of operations or financial condition.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact, if any, the adoption of this guidance will have on its consolidated results of operations or financial condition.

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has adopted stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units, of Lam Research common stock (“Common Stock”). The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in millions)
Equity-based compensation expense	$13.3	$14.0	$27.2	$29.5
Income tax benefit related to equity-based compensation expense	$2.8	$2.5	$4.3	$5.3

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

Stock Options and Restricted Stock Units

The 2007 Stock Incentive Plan provides for grants of non-qualified equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of December 27, 2009, there were a total of 3,351,151 shares reserved for issuance pursuant to outstanding equity-based awards under the Plans. As of December 27, 2009, there were an additional 10,789,360 shares reserved and available for future equity-based awards granted under the 2007 Stock Incentive Plan.

The Company did not grant any stock options during the six months ended December 27, 2009 and December 28, 2008.

A summary of stock option activity under the Plans as of December 27, 2009 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of December 27, 2009 (in thousands)
Outstanding at June 28, 2009	1,590	$22.10	2.50
Exercised	(366)	$17.43
Forfeited or expired	(10)	$16.06

Outstanding at December 27, 2009	1,214	$23.56	2.54	$19,086

Exercisable at December 27, 2009	736	$25.74	4.16	$10,154

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

The total intrinsic value of options exercised was as follows:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in millions)
Intrinsic value of options exercised	$3.9	$7.4	$6.1	$9.5

As of December 27, 2009, there was approximately $2.2 million of total unrecognized compensation expense related to unvested stock options granted and outstanding; that expense is expected to be recognized over a remaining period of 1.2 years.

Cash received from stock option exercises was as follows:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in millions)
Cash received from stock option exercises	$4.1	$1.3	$6.4	$4.4

A summary of the Company’s restricted stock units as of December 27, 2009 and changes during the six months then ended is presented below:

Nonvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Nonvested at June 28, 2009	2,520	$30.32
Granted	59	$32.66
Vested	(305)	$41.90
Forfeited	(136)	$36.21

Nonvested at December 27, 2009	2,138	$28.33

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 27, 2009, there was $35.1 million of total unrecognized compensation expense related to unvested restricted stock units granted; that expense is expected to be recognized over a weighted average remaining period of 1.7 years.

ESPP

The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable offering period. Typically, each offering period lasts 12 months and includes three interim purchase dates. As of December 27, 2009, there were a total of 7,055,581 shares available for issuance under the 1999 ESPP.

Awards under the 1999 ESPP were valued using the Black-Scholes model and were valued assuming no expected dividends and the following weighted-average assumptions for the three months ended December 27, 2009:

Expected term:	0.68	years
Expected volatility:	74.00%
Risk-free interest rate:	0.41%

As of December 27, 2009, there was no unrecognized compensation expense related to the 1999 ESPP.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

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

The following table sets forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis during the quarter, by level within the fair value hierarchy at December 27, 2009:

		Fair Value Measurement at December 27, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Fixed Income
Money Market Funds	$319,963	$319,963	$—	$—
US Treasury & Agencies	36,819	36,819	—	—
Government-Sponsored Enterprises	8,242	—	8,242	—
Bank and Corporate Notes	225,099	175,703	49,396	—
Municipal Notes and Bonds	103,700	—	103,359	341
Mortgage Backed Securities - Residential	8,126	—	8,126	—
Mortgage Backed Securities - Commercial	9,285	—	9,285	—

Total Fixed Income	$711,234	$532,485	$178,408	$341
Equities	6,191	6,191	—	—
Mutual Funds	16,295	16,295	—	—
Derivatives Assets	1,308	—	1,308	—

Total	$735,028	$554,971	$179,716	$341

Liabilities
Derivative liabilities	$(778)	$—	$(778)	$—

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

The amounts in the table above are reported in the consolidated balance sheet as of December 27, 2009 as follows:

	(In thousands)
	Total	Level 1	Level 2	Level 3
Reported As:
Cash Equivalents	$330,780	$330,780	$—	$—
Short-Term Investments	215,567	36,819	178,407	341
Restricted cash and investments	164,885	164,885	—	—
Long-Term Investments	22,487	22,487	—	—
Prepaid expenses and other current assets	1,309	—	1,309	—

	$735,028	$554,971	$179,716	$341

Accrued expenses and other current liabilities	$(778)	$—	$(778)	$—

At December 27, 2009, the fair value of Level 3 assets measured on a recurring basis was $0.3 million and consisted of a corporate note security. Fair values were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

		Fair Value Measurement at June 28, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Fixed Income
Money Market Funds	$273,439	$273,439	$—	$—
US Treasury & Agencies	24,184	24,184	—	—
Government-Sponsored Enterprises	6,323	—	6,323	—
Foreign Governments	1,024	—	1,024	—
Bank and Corporate Notes	228,171	183,171	45,000	—
Municipal Notes and Bonds	103,618	—	103,618	—
Mortgage Backed Securities - Residential	11,630	—	11,630	—
Mortgage Backed Securities - Commercial	13,442	—	13,442	—

Total Fixed Income	$661,831	$480,794	$181,037	$—
Equities	5,992	5,992	—	—
Derivatives Assets	74	—	74	—

Total	$667,897	$486,786	$181,111	$—

Liabilities
Derivative liabilities	$(69)	$—	$(69)	$—

Reported As:	(In thousands)
	Total	Level 1	Level 2	Level 3
Cash Equivalents	$278,304	$278,304	$—	$—
Short-Term Investments	205,221	24,184	181,037	—
Restricted cash and investments	178,306	178,306	—	—
Prepaid expenses and other current assets	74	—	74	—
Other assets	5,992	5,992	—	—

	$667,897	$486,786	$181,111	$—
Accrued expenses and other current liabilities	$(69)	$—	$(69)	$—

Investments

The following tables summarize the Company’s investments (in thousands):

	December 27, 2009				June 28, 2009
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$119,412	$—	$—	$119,412	$95,941	$—	$—	$95,941
Fixed Income Money Market Funds	319,963	—	—	319,963	273,439	—	—	273,439
Municipal Notes and Bonds	101,420	2,305	(25)	103,700	101,587	2,069	(38)	103,618
US Treasury & Agencies	36,422	431	(34)	36,819	23,828	387	(31)	24,184
Government-Sponsored Enterprises	8,121	121	—	8,242	6,177	146	—	6,323
Foreign Governments	—	—	—	—	1,024	—	—	1,024
Bank and Corporate Notes	223,638	1,492	(31)	225,099	227,299	1,025	(98)	228,226
Mortgage Backed Securities - Residential	7,758	379	(11)	8,126	11,328	385	(83)	11,630
Mortgage Backed Securities - Commercial	9,187	166	(68)	9,285	13,465	166	(189)	13,442

Total Cash and Short -Term Investments	$825,921	$4,894	$(169)	$830,646	$754,088	$4,178	$(439)	$757,827

Publicly traded equity securities	$9,320	$—	$(3,129)	$6,191	$9,390	$—	$(3,398)	$5,992
Mutual Funds	16,295	—	—	16,295	—	—	—	—

Total Financial Instruments	$851,536	$4,894	$(3,298)	$853,132	$763,478	$4,178	$(3,837)	$763,819

As Reported
Cash and Cash Equivalents	$430,166	$—	$—	$430,166	$374,167	$—	$—	$374,167
Short-Term Investments	210,842	4,894	(169)	215,567	201,482	4,178	(439)	205,221
Restricted cash and investments	184,913	—	—	184,913	178,439	—	—	178,439
Other Assets	25,615	—	(3,129)	22,486	9,390	—	(3,398)	5,992

Total	$851,536	$4,894	$(3,298)	$853,132	$763,478	$4,178	$(3,837)	$763,819

The Company accounts for its investment portfolio at fair value. Realized gains and (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company recognized a $0.9 million realized loss on investments due to an other-than-temporary impairment charge during the three and six months ended December 27, 2009. There were no net realized gains or losses associated with other-than-temporary impairment charges during the three and six months ended December 28, 2008. Realized gains and (losses) from investments were less than $0.1 million in both the three and six months ended December 27, 2009 and less than $(0.1) million and $(0.7) million during the three and six months ended December 28, 2008, respectively.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of December 27, 2009 (in thousands):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Income Securities
Municipal Notes and Bonds	$2,944	$(25)	$—	$—	$2,944	$(25)
US Treasury & Agencies	4,672	(34)	—	—	4,672	(34)
Government-Sponsored Enterprises	—	—	—	—	—	—
Bank and Corporate Bonds	3,043	(17)	316	(14)	3,359	(31)
Mortgage Backed Securities - Residential	—	—	178	(11)	178	(11)
Mortgage Backed Securities - Commercial	—	—	813	(68)	813	(68)

Total Fixed Income	$10,659	$(76)	$1,307	$(93)	$11,966	$(169)

The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities are as follows:

	December 27, 2009		June 28, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$554,155	$554,960	$504,359	$504,597
Due in more than one year	152,354	156,274	153,732	157,233

	$706,509	$711,234	$658,091	$661,830

Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying consolidated balance sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (derivatives) on its balance sheet at their fair values. The Company enters into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign exchange forward contracts are creditworthy multinational financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material.

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

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during the three and six months ended December 27, 2009 associated with ineffectiveness or forecasted transactions that failed to occur. At December 28, 2008, $4.0 million of deferred net losses, net of tax, included in “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheet was associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and was recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations during the three and six months ended December 28, 2008. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At December 27, 2009, the Company expects to reclassify the entire amount associated with the $0.1 million of gains accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

As of December 27, 2009, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$13,326	$—
Sell JPY	—	43,343
Buy CHF	—	175,461
Buy EUR	—	65,466
Buy TWD	—	43,519

	$13,326	$327,789

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

The fair value of derivatives instruments in the Company’s condensed consolidated balance sheets as of December 27, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$111	Accrued liabilities	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,197	Accrued liabilities	($778)

Total derivatives		$1,308		($778)

The effect of derivative instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations for the six months ended December 27, 2009 was as follows:

	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$(560)	$(650)	$—	$55

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s condensed consolidated statement of operations for the six months ended December 27, 2009 was as follows:

Gain (Loss) Recognized (5)
(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts	$4,248

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short term investments, restricted cash and investments, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit in major financial institutions in various countries throughout the world. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

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

Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings are performed on all new customers and the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	December 27, 2009	June 28, 2009
	(in thousands)
Raw materials	$124,691	$145,421
Work-in-process	55,867	35,487
Finished goods	60,738	52,502

	$241,296	$233,410

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 27, 2009	June 28, 2009
	(in thousands)
Manufacturing, engineering and office equipment	$244,530	$254,397
Computer equipment and software	70,486	69,567
Land	15,899	16,550
Buildings	64,441	64,488
Leasehold improvements	53,747	52,115
Furniture and fixtures	14,082	13,295

	463,185	470,412
Less: accumulated depreciation and amortization	(258,096)	(254,746)

	$205,089	$215,666

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of December 27, 2009 and June 28, 2009. Goodwill attributable to the SEZ acquisition of approximately $104 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of December 27, 2009 (in thousands, except years):

	Gross	Accumulated Amortization	Changes in Foreign Currency Exchange Rates	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(16,035)	$—	$19,191	6.90
Existing technology	61,598	(15,849)	(7,204)	$38,545	6.70
Other intangible assets	35,216	(22,704)	(1,298)	$11,214	4.10
Patents	20,270	(9,564)	—	10,706	6.13

	$152,310	$(64,152)	$(8,502)	$79,656	6.07

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

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

The Company recognized $5.9 million and $5.4 million in intangible asset amortization expense during the three months ended December 27, 2009 and December 28, 2008, respectively. The Company recognized $11.8 million and $12.0 million in intangible asset amortization expense during the six months ended December 27, 2009 and December 28, 2008, respectively.

The estimated future amortization expense of purchased intangible assets as of December 27, 2009 is as follows (in thousands):

Fiscal Year	Amount
2010 (6 months)	$12,161
2011	21,206
2012	17,956
2013	16,525
2014	9,956
Thereafter	1,852

$79,656

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 27, 2009	June 28, 2009
	(in thousands)
Accrued compensation	$138,483	$171,609
Warranty reserves	22,759	21,185
Income and other taxes payable	13,905	10,897
Other	72,429	36,331

	$247,576	$240,022

Following a voluntary independent review of the Company’s historical employee stock option grant process, the Company considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock on the date of grant, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, such taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume potential tax liabilities of certain employees, including the Company’s Chief Executive Officer and certain other executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. The assumed Section 409A liability was $53.7 million as of June 28, 2009 and is included in accrued compensation in the table above.

During the six months ended December 27, 2009, the Company finalized the Section 409A liabilities which resulted in a reduction of the liability and net credits recognized in the statements of operations of $(10.2) million recorded in cost of goods sold and $(34.2) million recorded in operating expenses. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of the Company’s 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands)
Interest income	$2,008	$8,131	$4,056	$15,927
Interest expense	(245)	(2,483)	(434)	(5,036)
Foreign exchange gains (losses)	(195)	(13,565)	(1,989)	(10,299)
Other, net	(1,626)	684	(2,059)	1,192

	$(58)	$(7,233)	$(426)	$1,784

NOTE 10 — INCOME TAX EXPENSE

The Company’s estimated annual effective tax rate for the year ended June 27, 2010 is approximately 22.6%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to the geographical mix of income in higher and lower tax jurisdictions and research and development tax credits offset by the tax effect of non-deductible stock-based compensation. The Company’s effective tax rate for the three and six months ended December 27, 2009 was approximately 23.8% and 28.1% respectively.

The difference between the actual effective tax rate during the quarter and the estimated annual effective tax rate is due to the tax impact of the following material discrete events during the December 2009 quarter: (1) a tax expense of $8.4 million related to the 409A settlement from the California Franchise Tax Board (“FTB”) audit, (2) a tax expense of $0.9 million of interest related to uncertain tax positions, (3) a tax expense of $0.8 million related to the filing of prior year foreign tax returns, (4) a tax benefit of $2.8 million related to the accrual of restructuring expenses and (5) a tax benefit of $2.6 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions.

The difference between the actual effective tax rate during the six months ended December 27, 2009 and the estimated annual effective tax rate is due to the tax impact of the following material discrete events: (1) a tax expense of $17.7 million related to the 409A settlements from the Internal Revenue Service (“IRS”) and FTB audits, (2) a tax expense of approximately $2.2 million related to a change in valuation allowance on California R&D credits, (3) a tax expense of $1.8 million of interest related to uncertain tax positions, (4) a tax benefit of $3.5 million related to the accrual of restructuring expenses and (5) a tax benefit of $2.6 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	March 29, 2009	June 28, 2009	September 27, 2009	December 27, 2009
	(in millions)
Total gross unrecognized tax benefits	$163.4	$178.4	$179.6	$182.9

As of December 27, 2009, the total gross unrecognized tax benefits were $182.9 million compared to $178.4 million as of June 28, 2009, representing an increase of approximately $4.5 million for the six month period. If the remaining balance of $182.9 million of gross unrecognized tax benefits were realized in a future period, it would result in a net tax benefit of $145.4 million and a reduction of the effective tax rate. The Company anticipates that the total net unrecognized tax benefits will be reduced by approximately $2 million due to the recapture of SEZ Japan net operating loss reserve at the year end.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of December 27, 2009, the Company had accrued approximately $19.3 million for the payment of gross interest and penalties, relating to unrecognized tax benefits compared to $19.1 million as of June 28, 2009.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of December 27, 2009, tax years 2002-2009 remain subject to examination in the jurisdictions where the Company operates.

The IRS is examining the Company’s U.S. income tax return for fiscal year 2007. The FTB is examining the Company’s tax returns for fiscal years 2005 and 2006. It is anticipated that the IRS audit will be completed in fiscal year 2011. As of December 27, 2009, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

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

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such asset will be realized with the exception of $39.2 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of December 27, 2009, approximately $39.2 million would be credited to the statement of operations.

NOTE 11 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed, using the treasury stock method, as though all potentially dilutive common shares were outstanding during the period. The following table reconciles the numerators and denominators of the basic and diluted computations for net income (loss) per share.

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands, except per share data)
Numerator:
Net income (loss)	$69,574	$(24,172)	$86,371	$(15,299)

Denominator:
Basic average shares outstanding	127,296	125,084	127,035	125,266
Effect of potential dilutive securities:
Employee stock plans	1,533	—	1,354	—

Diluted average shares outstanding	128,829	125,084	128,389	125,266

Net income (loss) per share - Basic	$0.55	$(0.19)	$0.68	$(0.12)

Net income (loss) per share - Diluted	$0.54	$(0.19)	$0.67	$(0.12)

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potentially dilutive securities that are in fact anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands)
Number of potential dilutive securities excluded	91	3,414	118	2,376

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands)
Net income (loss)	$69,574	$(24,172)	$86,371	$(15,299)
Foreign currency translation adjustment	(5,951)	5,660	7,848	(42,569)
Unrealized gain (loss) on fair value of derivative financial instruments, net	1,461	(11,803)	746	(16,533)
Unrealized gain (loss) on financial instruments, net	(309)	2,831	971	(5)
Reclassification adjustment for loss (gain) included in earnings	(796)	4,050	(868)	4,657
Postretirement benefit plan adjustment	(66)	33	(15)	68

Comprehensive income (loss)	$63,913	$(23,401)	$95,053	$(69,681)

The balance of accumulated other comprehensive loss is as follows:

	December 27, 2009	June 28, 2009
	(in thousands)
Accumulated foreign currency translation adjustment	$(44,127)	$(51,975)
Accumulated unrealized gain on derivative financial instruments	105	15
Accumulated unrealized gain on financial instruments	965	206
Postretirement benefit plan adjustment	(1,083)	(1,068)

Accumulated other comprehensive loss	$(44,140)	$(52,822)

NOTE 13 — LONG-TERM DEBT AND GUARANTEES

The Company’s contractual cash obligations relating to its existing capital leases and debt as of December 27, 2009 are as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,957	$9,828	$11,785
Two years	1,954	10,300	12,254
Three years	1,954	5,205	7,159
Four years	1,774	1,842	3,616
Five years	1,644	—	1,644
Over 5 years	11,827	—	11,827

Total	21,110	27,175	48,285

Interest on capital leases	1,766		1,766

Current portion of long-term debt and capital leases	1,545	9,829	11,374

Long-term debt and capital leases	$17,799	$17,346	$35,145

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Long-Term Debt

The Company’s total long-term debt of $27.2 million as of December 27, 2009 consists of various bank loans and government subsidized technology loans supporting operating needs.

Operating Leases

The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal year 2016. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.

On December 18, 2007, the Company entered into two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. These leases were amended on April 3, 2008 and July 9, 2008. On December 21, 2007, the Company entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at the Company’s headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement. The Operating Leases (and associated documents for each Operating Lease) were entered into by the Company and BNP Paribas Leasing Corporation (“BNPPLC”).

Each Operating Lease facility has a term of approximately seven years ending on the first business day in January 2015. Under each Operating Lease, the Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Lease for an amount approximating the sum required to prepay the amount of BNPPLC’s investment in the property and any accrued but unpaid rent. Any such amount may also include an additional make-whole amount for early redemption of the outstanding investment, which will vary depending on prevailing interest rates at the time of prepayment.

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. As of December 27, 2009, the Company had $164.9 million recorded as restricted cash in its consolidated balance sheet as collateral required under the Operating Leases related to the amounts currently outstanding on the facilities.

When the term of an Operating Lease expires, the property subject to that Operating Lease may be remarketed. The Company has guaranteed to BNPPLC that each property will have a certain minimum residual value, as set forth in the applicable Operating Lease. The aggregate guarantee made by the Company under the Operating Leases is generally no more than approximately $141.7 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of BNPPLC’s aggregate investment in the applicable property. The amounts payable under such guarantees will be no more than $164.9 million plus related indemnification or other obligations.

The lessor under the Operating Leases is a substantive independent leasing company that does not have the characteristics of a variable interest entity (VIE) and is therefore not consolidated by the Company.

Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of December 27, 2009, the Company has not recorded any liability on its consolidated financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of December 27, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

Warranties

The Company offers standard warranties on its systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands)
Balance at beginning of period	$20,150	$46,067	$21,185	$61,308
Warranties issued during the period	9,089	2,796	14,032	8,012
Settlements made during the period	(3,438)	(9,255)	(8,064)	(19,526)
Expirations and change in liability for pre-existing warranties during the period	(3,042)	(4,774)	(4,819)	(13,689)
Changes in foreign currency exchange rates	—	(264)	425	(1,535)

Balance at end of period	$22,759	$34,570	$22,759	$34,570

NOTE 14 — RESTRUCTURING AND ASSET IMPAIRMENTS

During the June 2008 quarter, the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). The Company incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with the Company’s initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with the Company’s product line integration road maps.

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

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during the March 2009 quarter consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses under the March 2009 Plan during the quarter ended June 28, 2009 consisting primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses under the March 2009 Plan during the quarter ended September 27, 2009 consisting primarily of severance and related benefits costs as well as certain facilities related costs. The Company incurred additional expenses under the March 2009 Plan during the quarter ended December 27, 2009 consisting primarily of certain facilities related costs and asset impairments.

Prior to the end of each of the three quarters noted above, the Company initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan, December 2008 Plan, and March 2009 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

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

The Company recorded net restructuring charges during the three months ended December 27, 2009 of approximately $5.9 million, consisting of charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $5.3 million, and asset impairments of $0.6 million. The $5.9 million restructuring charge was recorded in operating expenses in the Company’s condensed consolidated statement of operations.

The Company recorded net restructuring charges and asset impairments during the six months ended December 27, 2009 of approximately $8.0 million, consisting of severance and benefits for involuntarily terminated employees of $0.6 million, charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $6.8 million, and asset impairments of $0.6 million. The $8.0 million restructuring charge was recorded in operating expenses in the Company’s condensed consolidated statement of operations.

The Company recorded net restructuring charges and asset impairments during the three months ended December 28, 2008 of approximately $17.8 million, consisting of severance and benefits for involuntarily terminated employees of $16.4 million, $0.8 million related to asset impairments, and $0.6 million related to excess facilities. Of the total $17.8 million in charges, $7.7 million was recorded in cost of goods sold and $10.1 million was recorded in operating expenses in the Company’s consolidated statement of operations for the three months ended December 28, 2008.

The Company recorded net restructuring charges and asset impairments during the six months ended December 28, 2008 quarter of approximately $36.9 million, consisting of severance and benefits for involuntarily terminated employees of $28.9 million, asset impairments of $7.4 million, and $0.6 million related to excess facilities. Of the total $36.9 million in charges, $10.8 million was recorded in cost of goods sold and $26.1 million was recorded in operating expenses in the Company’s consolidated statement of operations for the six months ended December 28, 2008.

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$567	$26	$593
Cash payments	(541)	(10)	(551)

Balance at December 27, 2009	$26	$16	$42

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Total
	(in thousands)
Balance at June 28, 2009	$684	$684
Fiscal year 2010 expense	105	105
Cash payments	(407)	(407)

Balance at December 27, 2009	$382	$382

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 27, 2009

(Unaudited)

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Asset Impairments	Total
	(in thousands)
Balance at June 28, 2009	$3,925	$437	$—	$4,362
Fiscal year 2010 expense	472	6,848	587	7,907
Cash payments	(2,900)	(1,907)	—	(4,807)
Non-cash charges	—	—	(587)	(587)

Balance at December 27, 2009	$1,497	$5,378	$—	$6,875

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTE 15 — STOCK REPURCHASE PROGRAM

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases, using the Company’s available cash. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time. The Company suspended repurchases under the program during the December 2008 quarter. The Company did not repurchase any shares under the program during the six months ended December 27, 2009.

On February 2, 2010, the Board of Directors of the Company authorized the resumption of repurchases of the Company’s common stock from the public market or in private purchases. Repurchases are expected to be made only in the amounts necessary to offset dilution resulting from the Company’s equity compensation plans. Repurchases will be made under the repurchase program previously approved by the Board of Directors in September 2008 and the repurchase program may be suspended or discontinued at any time. Repurchases will be funded using the Company’s available cash.

During the six months ended December 27, 2009, the Company withheld 92,767 shares through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

NOTE 16: LEGAL PROCEEDINGS

From time to time, the Company has received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by the Company’s products. In such cases it is the Company’s policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a materially- adverse effect on the Company’s consolidated financial position or operating results.

NOTE 17: SUBSEQUENT EVENTS

The Company evaluated subsequent events through February 4, 2010, the date of issuance of the condensed consolidated financial statements. During the period from December 27, 2009 to February 4, 2010, the Company did not have any material recognizable subsequent events.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; our future shipments, revenue and operating expenses generally; the future revenue value of shipments; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment; the level of international sales (including but not limited to as a percentage of revenue); levels of research and development expenditures; our ability to manage our expenditures and our cash position; effectiveness of restructuring activities in reducing expenses; adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them; future obligations under guarantees and indemnities; estimated future lives of intangible assets; future amortization expenses; our access to capital markets; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (SEC), such as our annual reports on Form 10-K and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and six months ended December 27, 2009, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

The demand for semiconductor manufacturing equipment is cyclical in nature and has historically experienced significant periodic upturns and downturns. Demand is dependent in part on overall world economic conditions. Other factors that influence demand for our products include, but are not limited to, general supply and demand (including demand for the products that our customers manufacture), prices for semiconductors, customer capacity requirements and our ability to develop and market competitive products. For these and other reasons, our results of operations during any particular fiscal period are not necessarily indicative of future operating results.

Adverse conditions in the global economy severely reduced customer demand for our products, resulting in reduced revenue and profits, throughout fiscal 2009. After three quarters of net losses, we returned to profitability in the September 2009 quarter as worldwide demand for wafer fabrication equipment began to recover. Our revenue and net income increased significantly in the December 2009 quarter compared to the September 2009 quarter, as both industry and global economic conditions continued to improve. We believe that, over the long term, demand for our products will continue to increase as customers’ capital expenditures increase to meet demand for semiconductor devices. However, historically the improvement in demand for semiconductor manufacturing equipment occurs at an uneven pace following a major downturn. Accordingly, any forecasts about demand for wafer fab equipment in the near term are subject to a high degree of uncertainty and we could experience significant volatility in our quarterly results of operations over the next several quarters. The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 27, 2009	September 27, 2009	December 28, 2008
	(in thousands, except per share data and percentages)
Revenue	$487,176	$318,548	$283,409
Gross margin	223,204	136,770	101,352
Gross margin as a percent of total revenue	45.8%	42.9%	35.8%
Net income (loss)	69,574	16,797	(24,172)
Diluted net income (loss) per share	$0.54	$0.13	$(0.19)

Our results for the December 2009 quarter reflect continued improvement in the global business environment and in the semiconductor industry, improved foundry fab utilization and an increase in the rate of next-generation DRAM and NAND wafer starts by leading memory companies. Throughout calendar year 2009, we maintained our investments in new product research and development (“R&D”) and continued our focus on improving customer productivity in our installed base and on delivering continuously improved high-performance, and lower cost of ownership for our products. We have also focused on defending our market share and winning new application share.

We currently anticipate above-market growth in customer shipments in each of our businesses in calendar year 2010. We believe that the recent strength in customer demand for new systems will continue at least through the first half of the year, and that the total market for wafer-fabrication equipment will increase substantially over calendar year 2009.

While conditions in our industry have clearly improved, and we currently anticipate industry and market share growth in calendar year 2010, we cannot predict the robustness or pace of any macroeconomic recovery. The electronics and semiconductor industries remain significantly linked to worldwide GDP and consumer spending. While we will continue to use our operational flexibility and rapid response capabilities to meet the shipment needs of our customers, we will remain cautious with our expenditures. We also plan to continue our strong focus on managing and growing our cash position.

Our results during the quarter ended December 27, 2009 also reflected growth in customer requirements for technology conversion, after-market products, and higher customer utilization levels.

In the quarter ended December 27, 2009, gross margin as a percent of revenues increased to 45.8% compared to 42.9% in the quarter ended September 27, 2009. The sequential increase in gross margin is a result of higher revenue, improved product mix, and more favorable absorption from the factories. Additionally, we recorded a credit of approximately $5 million in each of the December 2009 and the September 2009 quarters related to a reversal of accrued liabilities due to final settlement of matters associated with our Internal Revenue Code Section 409A (“409A”) expenses from the 2007 options review.

Operating expenses in the December 2009 quarter increased $24 million sequentially primarily due to the previously planned restoration of employee salaries and benefits, as well as higher variable compensation expense associated with our improved revenue and profitability. In addition, we expensed the cost of materials for new product introductions associated with market opportunities arising from the improved business outlook. We recorded a reversal of accrued liabilities in operating expenses associated with final settlement of 409A matters from the 2007 options review of $16 million in the December 2009 quarter and $18 million in the September 2009 quarter. Additionally, we recorded restructuring and asset impairments of $6 million in the December 2009 quarter and $2 million in the September 2009 quarter, mainly related to charges for facilities the Company ceased to use.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $831 million as of December 27, 2009 compared to $761 million as of September 27, 2009. Net cash provided by operating activities was approximately $73 million during the December 2009 quarter compared to approximately $3 million during the September 2009 quarter and net cash used for operating activities of approximately $39 million during the December 2008 quarter. Total capital expenditures were $7 million for the December 2009 quarter. Employee headcount rose slightly to approximately 3,000 as of December 27, 2009, from 2,930 in the September 2009 quarter.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	December 27, 2009	September 27, 2009	December 28, 2008
Shipments (in millions)	$519	$355	$226
North America	7%	10%	17%
Europe	6%	6%	12%
Japan	12%	18%	22%
Korea	26%	24%	17%
Taiwan	37%	31%	20%
Asia Pacific	12%	11%	12%

Shipments for the December 2009 quarter increased 46% compared to the September 2009 quarter, reflecting a demand improvement pattern that was larger and faster than we had anticipated. Shipments of etch and clean systems rose more than 60%, with a more modest increase for our after-market business. During the December 2009 quarter, 300 millimeter applications represented approximately 96% of total systems shipments, and applications at less than or equal to the 65 nanometer technology node accounted for 94% of total systems shipments. The memory market segment accounted for approximately 45% of shipments, with foundry at 42%, and integrated device manufacturers and logic at 13%.

Revenue

	Three Months Ended			Six Months Ended
	December 27, 2009	September 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Revenue (in thousands)	$487,176	$318,548	$283,409	$805,724	$723,770
North America	8%	9%	15%	8%	15%
Europe	6%	7%	10%	6%	10%
Japan	15%	18%	28%	16%	21%
Korea	25%	23%	22%	25%	25%
Taiwan	35%	29%	17%	33%	15%
Asia Pacific	11%	14%	8%	12%	14%

Revenue for December 2009 exceeded our expectations and increased 53% compared to the September 2009 quarter and increased 72% year over year. Our revenue levels are correlated to our shipment, installation and acceptance timelines. The overall Asia region continues to account for a significant portion of our revenues as a substantial portion of the worldwide capacity additions for semiconductor manufacturing occurs in this region. This sequential increase is consistent with our higher shipment activity. Our deferred revenue balance increased to $134.4 million as of December 27, 2009 compared to $89.7 million as of September 27, 2009. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $11 million as of December 27, 2009 compared to $23 million as of September 27, 2009.

Gross Margin

	Three Months Ended			Six Months Ended
	December 27, 2009	September 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Gross Margin (in thousands)	$223,204	136,770	101,352	$359,974	$284,462
Percent of total revenue	45.8%	42.9%	35.8%	44.7%	39.3%

Gross margin as a percent of revenue for the December 2009 quarter was 45.8%. The gross margin during the December 2009 quarter increased compared to the September 2009 a result of higher revenue, improved product mix, and more favorable absorption from our factories. Additionally, we recorded a credit of $5 million in each of the December 2009 and September 2009 quarters related to a final settlement of 409A accruals from the 2007 voluntary employee stock options review. The increase in gross margin dollars in the three and six months ended December 27, 2009 compared with the same period in the prior year was primarily due to increased revenue along with improved factory utilization and a more favorable product mix. Additionally, December 2008 quarter gross margin included restructuring and asset impairment charges of $7.7 million.

Research and Development

	Three Months Ended			Six Months Ended
	December 27, 2009	September 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Research & Development (R&D) (in thousands)	$82,171	$71,199	$68,781	$153,370	$150,344
Percent of total revenue	16.9%	22.4%	24.3%	19.0%	20.8%

We continue to make significant R&D investments focused on plasma etch, single wafer clean and new products. The increase in R&D expenses during the December 2009 quarter compared to the September 2009 quarter is mainly due to increases of approximately $3 million related to the restoration of employee salaries following a salary reduction program, $4 million in variable compensation as a result of improved profitability, and $4 million in new product materials associated with market opportunities arising from the improved business outlook.

The increase in R&D expenses for the three months ended December 27, 2009 compared to the same period in the prior year was mainly due to higher variable compensation of $6 million and $2 million of added supplies spending. The increase in R&D expenses for the six months ended December 27, 2009 compared to the same period in 2008 was due to higher variable compensation of $7 million, offset by $1 million of lower salaries related to the salary reduction in place in the September 2009 quarter, lower headcount, and reduced outside services spending of $2 million.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 27, 2009	September 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Selling, General & Administrative (SG&A) (in thousands)	$60,111	$52,119	$57,699	$112,230	$125,998
Percent of total revenue	12.3%	16.4%	20.4%	13.9%	17.4%

The sequential increase in SG&A expenses in the December 2009 quarter was primarily due to approximately $2 million in employee salary restoration and $4 million in variable compensation as a result of improved profitability.

The increase in SG&A expenses for the December 2009 quarter compared to the December 2008 quarter was driven by approximately a $9 million increase in variable compensation, which was partially offset by a $2 million decline in rent and utilities mainly due to lower interest rates on certain leases, a $2 million decrease in outside services, and $1 million in lower depreciation and amortization expense. The decrease in SG&A expenses for the six months ended December 27, 2009 compared to the same period in the prior year was driven by reductions of approximately $6 million related to the salary reductions in place in the September 2009 quarter and lower headcount, $3 million in rent and utilities mainly due to lower interest rates on certain leases, $8 million in outside services, and $2 million in reduced depreciation and amortization, offset by an increase of approximately $7 million in variable compensation..

Restructuring and Asset Impairments

During the June 2008 quarter, we incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). We incurred additional expenses under the June 2008 Plan during the quarter ended September 28, 2008. The charges during the June 2008 quarter included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps. The charges during the September 2008 quarter primarily included severance and related benefits costs and certain asset impairments associated with our product line integration road maps.

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

During the March 2009 quarter we incurred restructuring expenses and asset impairment charges designed to align our cost structure with our outlook for the then-current economic environment and future business opportunities (“March 2009 Plan”) consisting primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. We incurred additional expenses under the March 2009 Plan during the quarter ended June 28, 2009 consisting primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. We incurred additional expenses under the March 2009 Plan during the quarter ended September 27, 2009 consisting primarily of severance and related benefits costs as well as certain facilities related costs. We incurred additional expenses under the March 2009 Plan during the quarter ended December 27, 2009. The charges during the December quarter consisted of certain facilities related costs and asset impairments.

Prior to the end of each of the three quarters noted above, we initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan, December 2008 Plan, and March 2009 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned.

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

We recorded net restructuring charges during the three months ended December 27, 2009 of approximately $5.9 million, consisting of charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $5.3 million, and asset impairments of $0.6 million. The $5.9 million restructuring charge was recorded in operating expenses in our condensed consolidated statement of operations.

We recorded net restructuring charges and asset impairments during the six months ended December 27, 2009 of approximately $8.0 million, consisting of severance and benefits for involuntarily terminated employees of $0.6 million, charges for the present value of remaining lease payments, net of sublease income, on vacated facilities of $6.8 million, and asset impairments of $0.6 million. The $8.0 million restructuring charge was recorded in operating expenses in our condensed consolidated statement of operations.

We recorded net restructuring charges and asset impairments during the three months ended December 28, 2008 of approximately $17.8 million, consisting of severance and benefits for involuntarily terminated employees of $16.4 million, $0.8 million related to asset impairments, and $0.6 million related to excess facilities. Of the total $17.8 million in charges, $7.7 million was recorded in cost of goods sold and $10.1 million was recorded in operating expenses in our condensed consolidated statement of operations for the three months ended December 28, 2008.

We recorded net restructuring charges and asset impairments during the six months ended December 28, 2008 of approximately $36.9 million, consisting of severance and benefits for involuntarily terminated employees of $28.9 million, asset impairments of $7.4 million, and $0.6 million related to excess facilities. Of the total $36.9 million in charges, $10.8 million was recorded in cost of goods sold and $26.1 million was recorded in operating expenses in our condensed consolidated statement of operations for the six months ended December 28, 2008.

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$567	$26	$593
Cash payments	(541)	(10)	(551)

Balance at December 27, 2009	$26	$16	$42

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Total
	(in thousands)
Balance at June 28, 2009	$684	$684
Fiscal year 2010 expense	105	105
Cash payments	(407)	(407)

Balance at December 27, 2009	$382	$382

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Asset Impairments	Total
	(in thousands)
Balance at June 28, 2009	$3,925	$437	$—	$4,362
Fiscal year 2010 expense	472	6,848	587	7,907
Cash payments	(2,900)	(1,907)	—	(4,807)
Non-cash charges	—	—	(587)	(587)

Balance at December 27, 2009	$1,497	$5,378	$—	$6,875

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

409A Expense

Following the voluntary independent review of our historical employee stock option grant process, we considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock on the date of grant, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, such taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, the Board of Directors of the Company authorized the Company to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain other executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. The assumed Section 409A liability was $53.7 million as of June 28, 2009.

During the six months ended December 27, 2009, we finalized the Section 409A liabilities which resulted in a reduction of the liability and net credits recognized in the statements of operations of $(10.2) million recorded in cost of goods sold and $(34.2) million recorded in operating expenses. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of the Company’s 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended			Six Months Ended
	December 27, 2009	September 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(in thousands)
Interest income	$2,008	$2,048	$8,131	$4,056	$15,927
Interest expense	(245)	(189)	(2,483)	(434)	(5,036)
Foreign exchange gains (losses)	(195)	(1,794)	(13,565)	(1,989)	(10,299)
Other, net	(1,626)	(433)	684	(2,059)	1,192

	$(58)	$(368)	$(7,233)	$(426)	$1,784

Interest income remained flat in the three months ended December 27, 2009 compared with the three months ending September 27, 2009 and decreased compared to the three months ending December 28, 2008. Interest income decreased in the six months ended December 27, 2009 compared with the six months ended December 28, 2008. Decreases in interest income during these comparative periods were primarily attributable to decreases in our average cash and investment balances used to fund operating needs and decreases in interest rate yields.

During the three and six months ended December 27, 2009, our interest expense decreased compared with the corresponding three and six month periods ended December 28, 2008 primarily as a result of our $250.0 million loan payment to ABN AMRO during the 2009 fiscal year and to a lesser extent decreases in interest rates.

Included in foreign exchange losses during the three and six months ended December 28, 2008 were $7.6 million of losses associated with the Company’s accelerated tax planning strategy and $4.0 million of deferred net losses associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring due to a significant decline in the market.

The Company recognized a $0.9 million realized loss on investments due to an other-than-temporary impairment charge during the three and six months ended December 27, 2009

Income Tax Expense

Our effective tax rates for the three and six months ended December 27, 2009 were 23.8% and 28.1%, respectively. Our effective tax rate for the three and six months ended December 28, 2008 was approximately 45.8% and 19.9%, respectively. The decrease in the effective tax rate for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 was primarily due to the geographical mix of income in higher and lower tax jurisdictions and research and development tax credits. The effective tax rate of 23.8% for the three months ended December 27, 2009 is impacted by the following material discrete events: (1) a tax expense of $8.4 million related to the 409A settlement from the California Franchise Tax Board (“FTB”) audit, (2) a tax expense of $0.9 million of interest related to uncertain tax positions (3) a tax benefit of $2.8 million related to the accrual of restructuring expenses and (4) a tax benefit of $2.6 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign tax positions. The effective tax rate of 45.8% for the three months ended December 28, 2008 is impacted by the following material discrete events: (1) a tax expense of $5.4 million related to the application of certain foreign tax rulings, (2) a tax expense of $1.1 million of interest related to uncertain tax positions, (3) a tax benefit of $6.5 million for restructuring cost, and (4) a tax benefit of $5.8 million related to the extension of the federal research credit as it pertains to our fiscal year 2008.

The increase in the effective tax rate for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 was primarily due to the geographical mix of income in higher and lower tax jurisdictions and research and development tax credits. The effective tax rate of 28.1% for the six months ended December 27, 2009 is impacted by the following material discrete events: (1) a tax expense of $17.7 million related to the 409A settlements from the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) audits, (2) a tax expense of approximately $2.2 million related to a change in valuation allowance on California R&D credits, (3) a tax expense of $1.8 million of interest related to uncertain tax positions, (4) a tax benefit of $3.5 million related to the accrual of restructuring expenses and (5) a tax benefit of $2.6 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions. The effective tax rate of 19.9% for the six months ended December 28,2008 is impacted by the following material discrete events: (1) a tax expense of $5.4 million related to the application of certain foreign tax rulings, (2) a tax expense of $2.6 million of interest related to uncertain tax positions (3) a tax benefit of $11.6 million for restructuring cost, and (4) a tax benefit of $5.8 million related to the extension of the federal research credit as it pertains to our fiscal year 2008.

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

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $135.4 million and $157.0 million as of December 27, 2009 and June 28, 2009, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $41.9 million and a valuation allowance of $39.2 million as of December 27, 2009.

Deferred tax assets decreased from June 28, 2009 to December 27, 2009 by approximately $21.6 million primarily related to release in 409A accrual.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $39.2 million relates to certain California and foreign deferred tax assets.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. The carrying value of goodwill is allocated to our reporting units. Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

We review goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

As of December 27, 2009, the carrying value of goodwill on our Consolidated Balance Sheet was $169.2 million. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. We determine the fair value of our reporting units by using a weighted combination of both a Market and an Income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants.

Under the Market approach, we utilize information regarding the reporting unit as well as publicly available industry information to determine various financial multiples that are used to value our reporting units. Under the Income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

In estimating the fair value of a reporting unit for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of our reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment involved in determining the cash flows attributable to a reporting unit. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. We also consider our market capitalization and that of our competitors on the date we perform the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

As a result, several factors could result in impairment of a material amount of our goodwill balance in future periods, including, but not limited to: (1) further weakening of the global economy, continued weakness in the semiconductor equipment industry, or failure of the Company to reach its internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units; (2) a decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of our reporting units below their carrying value. Further, the value assigned to intangible assets, other than goodwill, is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the asset to its realizable value.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The accounting treatment of tax benefits from acquired companies has changed under the revised guidance. Any changes to the tax benefits associated with the valuation allowances related to business combinations will be recorded through income tax expense. We adopted the revised guidance on June 29, 2009 and the adoption did not have a significant impact on our results of operations or financial condition.

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

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently evaluating the potential impact, if any, the adoption of this guidance will have on our consolidated results of operations or financial condition.

In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. We are currently evaluating the potential impact, if any, the adoption of this guidance will have on our consolidated results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of December 27, 2009, we had $830.6 million in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $757.8 million as of June 28, 2009.

Cash Flows from Operating Activities

Net cash provided by operating activities of $76.0 million during the six months ended December 27, 2009 consisted of (in millions):

Net income	$86.4
Non-cash charges:
Depreciation and amortization	35.9
Equity-based compensation	27.2
Restructuring charges, net	8.0
Net tax benefit on equity-based compensation plans	(0.4)
Deferred income taxes	21.7
Changes in operating asset and liability accounts	(104.1)
Other	1.3

$76.0

Changes in operating asset and liability accounts of $(104.1) million included the following uses of cash: increases in accounts receivable of $166.7 million, inventory of $4.2 million, and prepaid expenses and other assets of $27.4 million. These uses of cash were partially offset by the following sources of cash: increases in accounts payable of $62.8 million, deferred profit of $28.8 million, and accrued expenses and other liabilities of $3.3 million. These changes in overall cash were all consistent with increased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the six months ended December 27, 2009 was $31.0 million, primarily consisting of capital expenditures of $12.7 million, net purchases of available-for-sale securities of $10.8 million, the transfer of restricted cash and investments of approximately $6.5 million, and purchase of other investments of $1.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended December 27, 2009 was $7.5 million, and included net proceeds from issuance of common stock related to employee equity-based plans of $12.1 million, partially offset by $2.9 million in treasury stock purchases related to net share settlements upon the vesting of restricted stock unit awards and $2.6 million in principal payments on long-term debt and capital leases.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at December 27, 2009 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with U.S. GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of December 27, 2009 relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $107 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$7,555	$1,957	$110,009	$10,158	$129,679
1-3 years	7,257	3,908	61,550	15,735	88,450
3-5 years	3,789	3,418	31,797	1,842	40,846
Over 5 years	141,719	11,827	11,995	—	165,541

Total	$160,320	$21,110	$215,351	$27,735	$424,516

Operating Leases

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal year 2016. Certain of our facility leases for buildings located at our Fremont, California headquarters and certain other facility leases provide us with options to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation.

Included in the Operating Leases Over 5 years section of the table above is $141.7 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus and properties in Livermore, California.

On December 18, 2007, we entered into two operating leases (the “Livermore Leases”) regarding certain improved properties in Livermore, California. These leases were amended on April 3, 2008 and July 9, 2008. On December 21, 2007, we entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at our headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement. The Operating Leases (and associated documents for each Operating Lease) were entered into by the Company and BNP Paribas Leasing Corporation (“BNPPLC”).

Each Operating Lease facility has an approximately seven-year term ending on the first business day in January 2015. Under each Operating Lease, the Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Lease for an amount approximating the sum required to prepay the amount of BNPPLC’s investment in the property and any accrued but unpaid rent. Any such amount may also include an additional make-whole amount for early redemption of the outstanding investment, which will vary depending on prevailing interest rates at the time of prepayment.

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

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at December 27, 2009 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At December 27, 2009, vendor-owned inventories held at our locations and not reported as our inventory were $23.1 million.

Long-Term Debt

Our total long-term debt of $27.2 million as of December 27, 2009 consisted of various bank loans and government subsidized technology loans supporting operating needs.

Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of December 27, 2009, we had not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

We recognized at lease inception $0.6 million in liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of December 27, 2009, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

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

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at December 27, 2009 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, the current uncertainty in the global economic conditions and the recent disruption in credit markets have impacted customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of December 27, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

(c) On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and will be funded using the Company’s available cash. The Company suspended repurchases under the Board authorized program prior to the end of the December 2008 quarter. The Company did not repurchase any shares under the Board authorized program during the six months ended December 27, 2009.

On February 2, 2010, the Board of Directors of the Company authorized the resumption of repurchases of the Company’s common stock from the public market or in private purchases. Repurchases are expected to be made only in the amounts necessary to offset dilution resulting from the Company’s equity compensation plans. Repurchases will be made under the repurchase program previously approved by the Board of Directors in September 2008 and the repurchase program may be suspended or discontinued at any time. Repurchases will be funded using the Company’s available cash.

During the six months ended December 27, 2009, the Company withheld 92,767 shares through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Lam Research Corporation was held at the principal office of the Company at 4650 Cushing Parkway, Fremont, California 94538 on November 5, 2009. Out of 127,126,111 shares of Common Stock (as of the record date of September 11, 2009) entitled to vote at the meeting, 116,477,568 shares were present in person or by proxy.

The results of voting on the following items were as set forth below:

The vote for nominated directors, to serve for the ensuing year, and until their successors are elected, was as follows:

NOMINEE	FOR	% FOR	WITHHELD
James W. Bagley	111,795,701	95.99	4,681,867
David G. Arscott	112,245,670	96.37	4,231,898
Robert M. Berdahl	108,924,174	93.52	7,553,394
Richard J. Elkus, Jr.	112,275,884	96.40	4,201,684
Grant M. Inman	112,240,823	96.37	4,236,745
Catherine P. Lego	116,211,552	99.78	266,016
Stephen G. Newberry	112,305,327	96.42	4,172,241
Patricia S. Wolpert	108,933,504	93.53	7,544,064

The vote on a proposal to amend the Company’s Certificate of Incorporation to eliminate cumulative voting in the election of directors was as follows:

	FOR	AGAINST	ABSTAIN
Total Shares Voted	94,259,015	11,027,786	23,324
% of Voted Shares	89.50	10.47	0.02
% of Outstanding Shares	74.14	8.67	0.01

The vote on a proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2010 was as follows:

	FOR	AGAINST	WITHHELD
Total Shares Voted	112,417,598	4,004,822	55,148
% of Voted Shares	96.51	3.43	0.04
% of Outstanding Shares	88.42	3.15	0.04

ITEM 5.	Other Information

On February 2, 2010, the Board of Directors of the Company authorized the resumption of repurchases of the Company’s common stock from the public market or in private purchases. Repurchases are expected to be made only in the amounts necessary to offset dilution resulting from the Company’s equity compensation plans. Repurchases will be made under the repurchase program previously approved by the Board of Directors in September 2008 and the repurchase program may be suspended or discontinued at any time. Repurchases will be funded using the Company’s available cash.

ITEM 6.	Exhibits

(a) Exhibits

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2010

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