Form 10-Q
period 2010-03-28
LAM RESEARCH CORP
filed 2010-05-05
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

or

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

As of April 29, 2010, there were 126,533,883 shares of Registrant’s Common Stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 28, 2010	June 28, 2009
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$461,369	$374,167
Short-term investments	217,178	205,221
Accounts receivable, less allowance for doubtful accounts of $10,722 as of March 28, 2010 and $10,719 as of June 28, 2009	521,810	253,585
Inventories	281,469	233,410
Deferred income taxes	49,363	69,043
Prepaid expenses and other current assets	73,546	101,714

Total current assets	1,604,735	1,237,140
Property and equipment, net	203,037	215,666
Restricted cash and investments	165,284	178,439
Deferred income taxes	14,380	17,007
Goodwill	169,182	169,182
Intangible assets, net	73,686	91,605
Other assets	94,055	84,145

Total assets	$2,324,359	$1,993,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$126,922	$49,606
Accrued expenses and other current liabilities	262,733	281,335
Deferred profit	138,194	45,787
Current portion of long-term debt and capital leases	5,512	5,348

Total current liabilities	533,361	382,076
Long-term debt and capital leases	20,314	40,886
Income taxes payable	113,364	102,999
Other long-term liabilities	12,872	14,134

Total liabilities	679,911	540,095

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 126,037 shares at March 28, 2010 and 126,532 shares at June 28, 2009	126	127
Additional paid-in capital	1,421,608	1,377,231
Treasury stock, at cost, 36,274 shares at March 28, 2010 and 34,679 shares at June 28, 2009	(1,555,006)	(1,495,693)
Accumulated other comprehensive loss	(50,890)	(52,822)
Retained earnings	1,828,610	1,624,246

Total stockholders’ equity	1,644,448	1,453,089

Total liabilities and stockholders’ equity	$2,324,359	$1,993,184

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Total revenue	$632,763	$174,412	$1,438,487	$898,182
Cost of goods sold	339,892	127,680	795,810	556,212
Cost of goods sold - restructuring and asset impairments	—	10,217	—	20,993
Cost of goods sold - 409A expense	—	—	(10,168)	—

Total costs of goods sold	339,892	137,897	785,642	577,205

Gross margin	292,871	36,515	652,845	320,977
Research and development	81,845	70,434	235,215	220,778
Selling, general and administrative	61,933	58,515	174,163	185,813
Goodwill impairment	—	89,076	—	89,076
Restructuring and asset impairments	—	13,028	8,012	39,117
409A expense	—	646	(34,238)	2,250

Total operating expenses	143,778	231,699	383,152	537,034

Operating income (loss)	149,093	(195,184)	269,693	(216,057)
Other income, net	1,616	13,497	1,190	15,281

Income (loss) before income taxes	150,709	(181,687)	270,883	(200,776)
Income tax expense	30,408	16,672	64,211	12,882

Net income (loss)	$120,301	$(198,359)	$206,672	$(213,658)

Net income (loss) per share:
Basic net income (loss) per share	$0.94	$(1.58)	$1.63	$(1.70)

Diluted net income (loss) per share	$0.94	$(1.58)	$1.61	$(1.70)

Number of shares used in per share calculations:
Basic	127,307	125,566	127,127	125,368

Diluted	128,587	125,566	128,368	125,368

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months
	March 28, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$206,672	$(213,658)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	53,737	54,723
Deferred income taxes	22,351	10,632
Restructuring charges, net	8,012	60,110
Goodwill impairment	—	89,076
Equity-based compensation expense	38,134	39,684
Income tax benefit on equity-based compensation plans	691	(13,121)
Excess tax benefit on equity-based compensation plans	(973)	6,510
Other, net	2,542	6,818
Changes in operating asset and liabilities:	(145,886)	(60,783)

Net cash provided by (used for) operating activities	185,280	(20,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(23,548)	(38,434)
Acquisitions of businesses, net of cash acquired	—	(19,457)
Purchases of available-for-sale securities	(92,868)	(198,311)
Sales and maturities of available-for-sale securities	78,839	279,019
Purchase of other investments	(961)	(3,439)
Transfer of restricted cash and investments	13,155	(47,748)
Other	—	(10,375)

Net cash used for investing activities	(25,383)	(38,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(20,424)	(255,136)
Net proceeds from issuance of long-term debt	336	625
Excess tax benefit on equity-based compensation plans	973	(6,510)
Treasury stock purchases	(75,172)	(27,749)
Reissuances of treasury stock	11,279	13,526
Proceeds from issuance of common stock	7,823	5,727

Net cash used for financing activities	(75,185)	(269,517)

Effect of exchange rate changes on cash	2,490	(29,618)
Net increase (decrease) in cash and cash equivalents	87,202	(357,889)
Cash and cash equivalents at beginning of period	374,167	732,537

Cash and cash equivalents at end of period	$461,369	$374,648

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2010

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 28, 2009, which are included in the Annual Report on Form 10-K as of and for the year ended June 28, 2009 (the “2009 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com .

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 27, 2010 and includes 52 weeks. The quarters ended March 28, 2010 (the “March 2010 quarter”) and March 29, 2009 (the “March 2009 quarter”) each included 13 weeks.

Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2010 presentation.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.

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

March 28, 2010

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in millions)
Equity-based compensation expense	$10.9	$10.2	$38.1	$39.7
Income tax benefit related to equity-based compensation expense	$1.7	$1.7	$6.1	$6.9

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

Stock Options and Restricted Stock Units

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of March 28, 2010, there were a total of 4,157,350 shares reserved for issuance pursuant to outstanding equity-based awards under the Plans. As of March 28, 2010, there were an additional 9,549,498 shares reserved and available for future equity-based awards under the 2007 Stock Incentive Plan.

A summary of stock option activity under the Plans as of March 28, 2010 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of March 28, 2010 (in thousands)
Outstanding at June 28, 2009	1,590	$22.10	2.50
Exercised	(431)	$18.22
Forfeited or expired	(31)	$37.50

Outstanding at March 28, 2010	1,128	$23.14	2.44	$15,425

Exercisable at March 28, 2010	650	$25.30	1.37	$7,644

The total intrinsic value of options exercised was as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in millions)
Intrinsic value of options exercised	$0.9	$1.8	$7.0	$6.1

As of March 28, 2010, there was approximately $1.7 million of total unrecognized compensation expense related to unvested stock options granted and outstanding; that expense is expected to be recognized over a remaining period of 0.9 years.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

Cash received from stock option exercises was as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in millions)
Cash received from stock option exercises	$1.4	$1.3	$7.8	$5.7

A summary of the Company’s restricted stock units as of March 28, 2010 and changes during the nine months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 28, 2009	2,520	$30.32
Granted	1,325	$34.53
Vested	(652)	$39.03
Forfeited	(163)	$34.29

Unvested at March 28, 2010	3,030	$30.02

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 28, 2010, there was $67.6 million of total unrecognized compensation expense related to unvested restricted stock units granted; that expense is expected to be recognized over a weighted average remaining period of 1.89 years.

ESPP

The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period lasts up to 12 months and includes up to three interim purchase dates. As of March 28, 2010, there were a total of 8,681,166 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three and nine months ended March 28, 2010:

	Three Months Ended March 28, 2010	Nine Months Ended March 28, 2010
Expected term:	0.70 years	0.78 years
Expected volatility:	40.66%	59.07%
Risk-free interest rate:	0.69%	0.61%

As of March 28, 2010, there was $5.1 million of unrecognized compensation expense related to the 1999 ESPP which is expected to be recognized over the next 0.8 years.

NOTE 4 — FINANCIAL INSTRUMENTS

Fair Value

Pursuant to the accounting guidance for fair value measurement and its subsequent updates, we define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

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

Level 2: Valuations based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or model-derived valuations techniques for which all significant inputs are observable in the market or can be corroborated by, observable market data for substantially the full term of the assets or liabilities.

Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2010:

		Fair Value Measurement at March 28, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Fixed income
Money market funds	$381,223	$381,223	$—	$—
Municipal notes and bonds	102,905	—	102,905	—
US treasury & agencies	4,181	4,181	—	—
Government-sponsored enterprises	16,308	—	16,308	—
Bank and corporate notes	234,181	171,024	62,929	228
Mortgage backed securities - residential	6,987	—	6,987	—
Mortgage backed securities - commercial	23,640	—	23,640	—

Total fixed income	$769,425	$556,428	$212,769	$228
Equities	5,986	5,986	—	—
Mutual funds	16,507	16,507	—	—
Derivatives assets	452	—	452	—

Total	$792,370	$578,921	$213,221	$228

Liabilities
Derivative liabilities	$1,449	$—	$1,449	$—

The amounts in the table above are reported in the consolidated balance sheet as of March 28, 2010 as follows:

Reported as:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash equivalents	$387,362	$387,362	$—	$—
Short-term investments	217,178	4,181	212,769	228
Restricted cash and investments	164,885	164,885	—	—
Prepaid expenses and other current assets	452	—	452	—
Other assets	22,493	22,493	—	—

	$792,370	$578,921	$213,221	$228

Accrued expenses and other current liabilities	$1,449	$—	$1,449	$—

At March 28, 2010, the fair value of Level 3 assets measured on a recurring basis was $0.2 million and consisted of a corporate note security. Fair values were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009.

		Fair Value Measurement at June 28, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Fixed income
Money market funds	$273,439	$273,439	$—	$—
Municipal notes and bonds	103,618	—	103,618	—
US treasury & agencies	24,184	24,184	—	—
Government-sponsored enterprises	6,323	—	6,323	—
Foreign governments	1,024	—	1,024	—
Bank and corporate notes	228,171	183,171	45,000	—
Mortgage backed securities - residential	11,630	—	11,630	—
Mortgage backed securities - commercial	13,442	—	13,442	—

Total fixed income	$661,831	$480,794	$181,037	$—
Equities	4,961	4,961	—	—
Mutual funds	—	—	—	—
Derivatives assets	74	—	74	—

Total	$666,866	$485,755	$181,111	$—

Liabilities
Derivative liabilities	$69	$—	$69	$—

The amounts in the table above are reported in the consolidated balance sheet as of June 28, 2009 as follows:

Reported as:	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$278,304	$278,304	$—	$—
Short-term investments	205,221	24,184	181,037	—
Restricted cash and investments	178,306	178,306	—	—
Prepaid expenses and other current assets	74	—	74	—
Other assets	4,961	4,961	—	—

	$666,866	$485,755	$181,111	$—

Accrued expenses and other current liabilities	$69	$—	$69	$—

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

Investments

The following tables summarize the Company’s investments (in thousands):

	March 28, 2010				June 28, 2009
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$74,406	$—	$—	$74,406	$95,996	$—	$—	$95,996
Fixed income money market funds	381,223	—	—	381,223	273,439	—	—	273,439
Municipal notes and bonds	101,105	1,832	(32)	102,905	101,587	2,069	(38)	103,618
US treasury & agencies	4,095	86	—	4,181	23,828	387	(31)	24,184
Government-sponsored enterprises	16,278	61	(31)	16,308	6,177	146	—	6,323
Foreign governments	—	—	—	—	1,024	—	—	1,024
Bank and corporate notes	232,844	1,415	(78)	234,181	227,244	1,025	(98)	228,171
Mortgage backed securities—residential	6,648	339	—	6,987	11,328	385	(83)	11,630
Mortgage backed securities—commercial	23,481	248	(89)	23,640	13,465	166	(189)	13,442

Total cash and short-term investments	$840,080	$3,981	$(230)	$843,831	$754,088	$4,178	$(439)	$757,827

Publicly traded equity securities	$9,321	$—	$(3,335)	$5,986	$8,359	$—	$(3,398)	$4,961
Mutual funds	16,277	230	—	16,507	—	—	—	—

Total financial instruments	$865,678	$4,211	$(3,565)	$866,324	$762,447	$4,178	$(3,837)	$762,788

As Reported
Cash and cash equivalents	$461,369	$—	$—	$461,369	$374,167	$—	$—	$374,167
Short-term investments	213,427	3,981	(230)	217,178	201,482	4,178	(439)	205,221
Restricted cash and investments	165,284	—	—	165,284	178,439	—	—	178,439
Other assets	25,598	230	(3,335)	22,493	8,359	—	(3,398)	4,961

Total	$865,678	$4,211	$(3,565)	$866,324	$762,447	$4,178	$(3,837)	$762,788

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company recognized no realized losses on investments due to other-than-temporary impairment charges during the three months ended March 28, 2010. During the nine months ended March 28, 2010 the Company recognized $0.9 million of realized losses on investments due to other-than-temporary impairment. The Company recognized $1.5 million of realized loss on investments due to other-than-temporary impairment charges during both the three and nine months ended March 29, 2009. Additionally, the Company realized gains (losses) from sales of investments of $0.5 million and $0.6 million in the three and nine months ended March 28, 2010, respectively, and $(0.1) million and $(0.6) million during the three and nine months ended March 29, 2009, respectively.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of March 28, 2010 (in thousands):

	March 28, 2010
	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Income Securities
Municipal Notes and Bonds	$9,625	$(32)	$—	$—	$9,625	$(32)
Government-Sponsored Enterprises	4,644	(31)	—	—	4,644	(31)
Bank and Corporate Bonds	15,935	(73)	257	(5)	16,192	(78)
Mortgage Backed Securities - Commercial	4,495	(41)	423	(48)	4,918	(89)

Total Fixed Income	$34,699	$(177)	$680	$(53)	$35,379	$(230)

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities are as follows:

	March 28, 2010		June 28, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$608,853	$609,610	$504,359	$504,597
Due in more than one year	156,821	159,815	153,732	157,233

	$765,674	$769,425	$658,091	$661,830

Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying consolidated balance sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its consolidated balance sheets at their fair values. The Company enters into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign exchange forward contracts are creditworthy multinational financial institutions; therefore, we do not consider the risk of counterparty nonperformance to be material.

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

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during the three and nine months ended March 28, 2010 and the three months ended March 29, 2009 associated with ineffectiveness or forecasted transactions that failed to occur. There were $4.0 million of deferred net losses, net of tax, associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and were recognized in “Other income (expense), net” in the Company’s consolidated statements of operations during the nine months ended March 29, 2009. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

        To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At March 28, 2010, the Company expects to reclassify the entire amount associated with the $0.2 million of gains accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

Balance Sheet Hedges

        The Company also enters into foreign exchange forward contracts to hedge the effects of foreign currency fluctuations associated with foreign currency denominated assets and liabilities, primarily intercompany receivables and payables. These foreign exchange forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, recorded in other income (expense).

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

As of March 28, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as SFAS 133 Hedging Instruments:	Derivatives Not Designated as SFAS 133 Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$33,249	$—
Sell JPY	—	35,457
Buy CHF	—	195,898
Buy EUR	—	56,340
Buy TWD	—	50,641

	$33,249	$338,336

The fair value of derivatives instruments in the Company’s condensed consolidated balance sheets as of March 28, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as SFAS 133 hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$215	Accrued liabilities	$—
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Prepaid expense and other assets	237	Accrued liabilities	1,449

Total derivatives		$452		$1,449

The effect of derivative instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations for the nine months ended March 28, 2010 and March 29, 2009 were as follows:

	Nine Months Ended March 28, 2010
Derivatives Designated as SFAS 133 Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(366)	$(561)	$—	$60

	Nine Months Ended March 29, 2009
Derivatives Designated as SFAS 133 Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(10,078)	$(4,363)	$(2,973)	$1,449

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s condensed consolidated statement of operations for the nine months ended March 28, 2010 and March 29, 2009 were as follows:

	Nine Months Ended
	March 28, 2010	March 29, 2009
Derivatives Not Designated as SFAS 133 Hedging Instruments:	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
	(in thousands)
Foreign exchange forward contracts	$(5,041)	$(7,027)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

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

The Company’s available-for-sale securities, which are invested in taxable financial instruments, must have a minimum rating of A2 / A, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch. Available-for-sale securities that are invested in tax-exempt financial instruments must have a minimum rating of A2 / A, as rated by any one of the same three rating agencies. The Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not anticipate nonperformance by these counterparties.

Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings, are performed on all new customers and the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	March 28, 2010	June 28, 2009
	(in thousands)
Raw materials	$148,848	$145,421
Work-in-process	65,826	35,487
Finished goods	66,795	52,502

	$281,469	$233,410

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 28, 2010	June 28, 2009
	(in thousands)
Manufacturing, engineering and office equipment	$244,920	$254,397
Computer equipment and software	75,283	69,567
Land	15,788	16,550
Buildings	63,215	64,488
Leasehold improvements	57,155	52,115
Furniture and fixtures	13,779	13,295

	470,140	470,412
Less: accumulated depreciation and amortization	(267,103)	(254,746)

	$203,037	$215,666

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of March 28, 2010 and June 28, 2009. Goodwill attributable to the SEZ acquisition of approximately $104 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of March 28, 2010 (in thousands, except years):

	Gross	Accumulated Amortization	Changes in Foreign Currency Exchange Rates	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(17,273)	$—	$17,953	6.90
Existing technology	61,598	(17,868)	(7,204)	36,526	6.70
Other intangible assets	35,216	(24,595)	(1,298)	9,323	4.10
Patents	20,270	(10,386)	—	9,884	6.13

	$152,310	$(70,122)	$(8,502)	$73,686	6.07

The following table provides details of the Company’s intangible assets subject to amortization as of June 28, 2009 (in thousands, except years):

	Gross	Accumulated Amortization	Changes in Foreign Currency Exchange Rates	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(13,557)	$—	$21,669	6.90
Existing technology	61,598	(11,799)	(7,204)	42,595	6.70
Other intangible assets	35,216	(18,924)	(1,298)	14,994	4.10
Patents	20,270	(7,923)	—	12,347	6.13

	$152,310	$(52,203)	$(8,502)	$91,605	6.07

The Company recognized $6.0 million and $6.2 million in intangible asset amortization expense during the three months ended March 28, 2010 and March 29, 2009, respectively. The Company recognized $17.9 million and $18.2 million in intangible asset amortization expense during the nine months ended March 28, 2010 and March 29, 2009, respectively.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

The estimated future amortization expense of purchased intangible assets as of March 28, 2010 is as follows (in thousands):

Fiscal Year	Amount
2010 (3 months)	$6,193
2011	21,206
2012	17,956
2013	16,525
2014	9,956
Thereafter	1,850

$73,686

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 28, 2010	June 28, 2009
	(in thousands)
Accrued compensation	$134,339	$171,609
Warranty reserves	27,605	21,185
Income and other taxes payable	50,559	31,970
Other	50,230	56,571

	$262,733	$281,335

Income and other taxes payable increased $18.6 million as of March 28, 2010 as compared to June 28, 2009 primarily due to an increase in corporate income taxes consistent with the change in profit before tax.

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

During the six months ended December 27, 2009, the Company reached a final settlement with respect to its Section 409A liabilities, which resulted in a reduction of the liability and net credits recognized in the statements of operations of $(10.2) million recorded in cost of goods sold and $(34.2) million recorded in operating expenses. The determinations from the 2007 voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of the Company’s 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s 2007 Form 10-K.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
Interest income	$2,863	$5,360	$6,919	$21,287
Interest expense	(434)	(1,146)	(868)	(6,182)
Foreign exchange gains (losses)	650	10,911	(1,339)	612
Other, net	(1,463)	(1,628)	(3,522)	(436)

	$1,616	$13,497	$1,190	$15,281

Interest income decreased in the three and nine months ended March 28, 2010 compared with the three and nine months ended March 29, 2009. Decreases in interest income during these comparative periods were primarily attributable to decreases in the Company’s average cash and investment balances used to fund operating needs and decreases in interest rate yields.

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

NOTE 10 — INCOME TAX EXPENSE

The Company’s estimated annual effective tax rate for the year ending June 27, 2010, is approximately 21.6%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to the geographical mix of income in higher and lower tax jurisdictions and research and development tax credits offset by the tax effect of non-deductible stock-based compensation. The Company’s effective tax rate for the three and nine months ended March 28, 2010, was approximately 20.2% and 23.7% respectively.

The difference between the actual effective tax rate during the quarter and the estimated annual effective tax rate is due to the tax impact of the following material discrete events during the March 2010 quarter: (1) a tax expense of $1.1 million due to the unrecognized tax benefits related to research and development tax credits, (2) a tax expense of $0.9 million related to interest on uncertain tax positions, (3) a tax benefit of $2.6 million related to the filing of prior year federal and foreign tax returns, and (4) a tax benefit of $0.4 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions.

The difference between the actual effective tax rate during the nine months ended March 28, 2010, and the estimated annual effective tax rate is due to the tax impact of the following material discrete events: (1) a tax expense of $17.7 million related to the 409A settlements from the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) audits, (2) a tax expense of $2.7 million related to interest on uncertain tax positions, (3) a tax expense of approximately $2.2 million related to a change in valuation allowance on California R&D credits, (4) a tax expense of $1.1 million due to the unrecognized tax benefits related to research and development tax credits, (5) a tax benefit of $3.5 million related to the accrual of restructuring expenses, (6) a tax benefit of $3.0 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions, and (7) a tax benefit of $2.8 million related to the filing of prior year federal and foreign tax returns.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	June 28, 2009	September 27, 2009	December 27, 2009	March 28, 2010
	(in millions)
Total gross unrecognized tax benefits	$178.4	$179.6	$182.9	$193.6

As of March 28, 2010, the total gross unrecognized tax benefits were $193.6 million compared to $178.4 million as of June 28, 2009, representing an increase of approximately $15.2 million for the nine month period. If the remaining balance of $193.6 million of gross unrecognized tax benefits were recognized in a future period, it would result in a net tax benefit of $154.4 million and a reduction of the effective tax rate. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of March 28, 2010, the Company had accrued approximately $20.6 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $19.1 million as of June 28, 2009.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of March 28, 2010, tax years 2002-2009 remain subject to examination in the jurisdictions where the Company operates.

The IRS is examining the Company’s U.S. income tax return for fiscal year 2007. The FTB is examining the Company’s tax returns for fiscal years 2005 and 2006. It is anticipated that the IRS audit will be completed in fiscal year 2011. As of March 28, 2010, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

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

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $38.9 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of March 28, 2010, approximately $38.9 million would be credited to the statement of operations.

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

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands, except per share data)
Numerator:
Net income	$120,301	$(198,359)	$206,672	$(213,658)

Denominator:
Basic average shares outstanding	127,307	125,566	127,127	125,368
Effect of potential dilutive securities:
Employee stock plans	1,280	—	1,241	—

Diluted average shares outstanding	128,587	125,566	128,368	125,368

Net income per share - basic	$0.94	$(1.58)	$1.63	$(1.70)

Net income per share - diluted	$0.94	$(1.58)	$1.61	$(1.70)

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potentially dilutive securities that are in fact anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
Number of potential dilutive securities excluded	676	3,012	311	2,394

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
Net income (loss)	$120,301	$(198,359)	$206,672	$(213,658)
Foreign currency translation adjustment	(6,192)	(33,820)	1,656	(76,389)
Unrealized gain (loss) on fair value of derivative financial instruments, net	16	9,827	761	(6,706)
Unrealized gain (loss) on financial instruments, net	(371)	1,884	600	1,879
Reclassification adjustment for loss (gain) included in earnings	(253)	(3,758)	(1,121)	899
Postretirement benefit plan adjustment	51	34	36	102

Comprehensive income (loss)	$113,552	$(224,192)	$208,604	$(293,873)

The balance of accumulated other comprehensive loss is as follows:

	March 28, 2010	June 28, 2009
	(in thousands)
Accumulated foreign currency translation adjustment	$(50,319)	$(51,975)
Accumulated unrealized gain on derivative financial instruments	210	15
Accumulated unrealized gain on financial instruments	251	206
Postretirement benefit plan adjustment	(1,032)	(1,068)

Accumulated other comprehensive loss	$(50,890)	$(52,822)

NOTE 13 — LONG-TERM DEBT AND GUARANTEES

The Company’s contractual cash obligations relating to its existing capital leases and debt as of March 28, 2010 are as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,837	$4,018	$5,855
Two years	1,838	2,739	4,577
Three years	1,837	1,020	2,857
Four years	1,580	—	1,580
Five years	1,528	—	1,528
Over 5 years	10,980	—	10,980

Total	19,600	7,777	27,377
Interest on capital leases	1,551	—	1,551

Current portion of long-term debt and capital leases	1,494	4,018	5,512

Long-term debt and capital leases	$16,555	$3,759	$20,314

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

Long-Term Debt

The Company’s total long-term debt of $7.8 million as of March 28, 2010 consists of various bank loans and government subsidized technology loans supporting operating needs.

Operating Leases and Related Guarantees

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

On December 18, 2007, the Company entered into two operating leases regarding certain improved properties in Livermore, California. These leases were amended on April 3, 2008 and July 9, 2008 (as so amended, the “Livermore Leases”). On December 21, 2007, the Company entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at the Company’s headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement. The Operating Leases (and associated documents for each Operating Lease) were entered into by the Company and BNP Paribas Leasing Corporation (“BNPPLC”).

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

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. As of March 28, 2010, the Company had $164.9 million recorded as restricted cash in its consolidated balance sheet as collateral required under the Operating Leases related to the amounts currently outstanding on the facilities.

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

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of March 28, 2010, the Company has not recorded any liability on its consolidated financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

        The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of March 28, 2010, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

Warranties

The Company offers standard warranties on its systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
	(in thousands)
Balance at beginning of period	$22,759	$34,570	$21,185	$61,308
Warranties assumed from acquisitions	—	878	—	878
Warranties issued during the period	11,167	2,282	25,199	10,294
Settlements made during the period	(4,653)	(7,507)	(12,717)	(27,033)
Expirations and change in liability for pre-existing warranties during the period	(1,668)	(3,985)	(6,487)	(17,674)
Changes in foreign currency exchange rates	—	(293)	425	(1,828)

Balance at end of period	$27,605	$25,945	$27,605	$25,945

NOTE 14 — RESTRUCTURING AND ASSET IMPAIRMENTS

Prior to the end of each of the three quarters noted below, the Company initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008 Plan, December 2008 Plan, and March 2009 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

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

The following table summarizes restructuring and asset impairment charges during the three and nine months ended March 28, 2010 and March 29, 2009 for each restructuring Plan (as defined below in this Note 14):

	Three Months Ended		Nine Months
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
	(in thousands)
June 2008 Plan	$—	$—	$—	$19,016
December 2008 Plan	—	—	105	17,849
March 2009 Plan	—	23,245	7,907	23,245

Total restructuring and asset impairment charges	$—	$23,245	$8,012	$60,110

The amounts in the table above are reported in the Company’s consolidated statement of operations for the three and nine months ended March 29, 2009 and March 28, 2010 as follows:

	Three Months Ended		Nine Months
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Cost of goods sold	$—	$10,217	$—	$20,993
Operating expense	—	13,028	8,012	39,117

Total restructuring and asset impairment charges	$—	$23,245	$8,012	$60,110

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). There were no restructuring and asset impairment charges under the June 2008 Plan during the three and nine months ended March 28, 2010 or during the three months ended March 29, 2009. Restructuring and asset impairment charges during the nine months ended March 29, 2009 were as follows:

Nine Months Ended March 29, 2009
(in thousands)
Severance and benefits	$12,554
Facilities	—
Abandoned assets	3,395
Inventory	3,067

Total restructuring and asset impairment charges	$19,016

Below is a table summarizing activity relating to the June 2008 Plan during the nine months ended March 28, 2010:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$567	$26	$593
Cash payments	(525)	(26)	(551)

Balance at March 28, 2010	$42	$—	$42

Total charges incurred as of March 28, 2010 under the June 2008 Plan were $38.0 million.

December 2008 Plan

During the December 2008 quarter the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). There were no restructuring and asset impairment charges incurred under the December 2008 Plan during the three months ended March 28, 2010 or March 29, 2009. Restructuring and asset impairment charges during the nine months ended March 28, 2010 and March 29, 2009 were as follows:

	Nine Months
	March 28,	March 29,
	2010	2009
	(in thousands)
Severance and benefits	$105	$16,412
Facilities	$—	$618
Inventory	$—	$819

Total restructuring and asset impairment charges	$105	$17,849

Below is a table summarizing activity relating to the December 2008 Plan during the nine months ended March 28, 2010:

Severance and Benefits
(in thousands)
Balance at June 28, 2009	$684
Fiscal year 2010 expense	105
Cash payments	(474)

Balance at March 28, 2010	$315

Total charges incurred as of March 28, 2010 under the December 2008 Plan were $18.0 million.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

March 2009 Plan

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). Restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
	(in thousands)
Severance and benefits	$—	$20,954	$472	$20,954
Facilities	—	822	6,848	822
Abandoned assets	—	1,139	587	1,139
Inventory		330		330

Total restructuring and asset impairment charges	$—	$23,245	$7,907	$23,245

Below is a table summarizing activity relating to the March 2009 Plan during the nine months ended March 28, 2010:

	Severance and Benefits	Facilities	Asset Impairments	Total
	(in thousands)
Balance at June 28, 2009	$3,925	$437	$—	$4,362
Fiscal year 2010 expense	472	6,848	587	7,907
Cash payments	(3,917)	(2,545)	—	(6,462)
Non-cash charges	—	—	(587)	(587)

Balance at March 28, 2010	$480	$4,740	$—	$5,220

Total charges incurred as of March 28, 2010 under the March 2009 Plan were $36.5 million.

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTE 15 — STOCK REPURCHASE PROGRAM

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases, using the Company’s available cash. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time. The Company temporarily suspended repurchases under the program during the December 2008 quarter.

On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. Repurchases were expected to be made only in the amounts necessary to offset dilution resulting from the Company’s equity compensation plans.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Quarter ended September 27, 2009	—	$—	$—	$226,942
Quarter ended December 27, 2009	—	$—	$—	$226,942
Quarter ended March 28, 2010	2,000	$68,674	$34.34	$158,268

During the nine months ended March 28, 2010, the Company withheld 189,043 shares through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 28, 2010

(Unaudited)

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments and revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual reports on Form 10-K and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 28, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our 2009 Form 10-K.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the following sections:

Executive Summary provides an overview of the Company’s operations and a summary of certain highlights of our results of operations

Results of Operations provides an analysis of operating results

Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates we use to prepare our condensed consolidated financial statements

Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position

EXECUTIVE SUMMARY

We design, manufacture, market, and service semiconductor processing equipment used to fabricate integrated circuits. We are recognized as a major provider of such equipment to the worldwide semiconductor industry. Semiconductor wafers undergo a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in these areas to develop integrated and standalone processing solutions that typically benefit our customers through reduced cost, lower defect rates, enhanced yields, or faster processing time as well as by facilitating their ability to meet more stringent performance and design standards. Our customers include semiconductor memory and foundry manufacturers that make DRAM, NAND and logic integrated circuits, for a wide range of consumer and industrial electronics.

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

Adverse conditions in the global economy during 2008 and 2009 severely reduced customer demand for our products, resulting in reduced revenue and profits throughout fiscal 2009. After three quarters of net losses, we returned to profitability in the September 2009 quarter as worldwide demand for wafer fabrication equipment began to recover. Our shipments, revenue and net income increased significantly in the March 2010 quarter compared to the December 2009 quarter, as both industry and global economic conditions continued to improve. We expect the same to be true for calendar year 2010 versus calendar year 2009 given our current view of wafer fab equipment spending.

We believe that, over the long term, demand for our products will continue to increase as customers’ capital expenditures increase to meet growing demand for semiconductor devices. However, historically the improvement in demand for semiconductor manufacturing equipment occurs at an uneven pace following a major downturn. Accordingly, any forecasts about demand for wafer fab equipment in the near term are subject to uncertainty and we could experience significant volatility in our quarterly results of operations over the next several quarters. The following table summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 28, 2010	December 27, 2009	March 29, 2009
Revenue	$632,763	$487,176	$174,412
Gross margin	$292,871	$223,204	$36,515
Gross margin as a percent of total revenue	46.3%	45.8%	20.9%
Total operating expenses	$143,778	$131,856	$231,699
Net income (loss)	$120,301	$69,574	$(198,359)
Diluted net income (loss) per share	$0.94	$0.54	$(1.58)

Our results for the March 2010 quarter reflect continued improvement in the global business environment and in the semiconductor industry, improved foundry fabrication utilization and an increase in the rate of next-generation DRAM and NAND wafer starts by leading memory companies. Throughout calendar year 2009 and the first quarter of calendar year 2010, we maintained our investments in new product research and development (“R&D”) and our focus on improving customer productivity in our installed base, including defending our market share and winning new application share by focusing on delivering continuously improved high-performance, and lower cost of product ownership. We also focused on developing the flexibility and rapid response capabilities of our business operations and supply chain organizations, which enable us to fulfill short lead-time customer orders. Our results during the quarter ended March 28, 2010 also reflected growth in customer requirements for technology conversion, after-market products, and higher customer utilization levels.

We believe that the total market for wafer-fabrication equipment will increase substantially in calendar year 2010 as compared to 2009 and currently anticipate growth in customer shipments.

While conditions in our industry have clearly improved and we currently anticipate industry and market share growth in calendar year 2010, we cannot predict the robustness or pace of any macroeconomic recovery. The electronics and semiconductor industries remain significantly linked to worldwide GDP and consumer spending. While we will continue to use our operational flexibility and rapid response capabilities to meet the shipment needs of our customers, we also plan to continue our strong focus on managing and growing our cash position.

In the quarter ended March 28, 2010, revenue increased by 30%, as compared to the quarter ended December 27, 2009, reflecting increased system shipments and customer acceptances in all product lines as well as strong performance in our installed base business. Gross margin as a percent of revenues for the March 2010 quarter increased to 46.3% compared to 45.8% in the quarter ended December 27, 2009. The sequential increase in gross margin is a result of higher revenue, improved product mix, and more favorable absorption from the factories. The December 2009 quarter also included a credit of approximately $5 million related to a reversal of accrued liabilities due to final settlement of matters associated with our Internal Revenue Code Section 409A (“409A”) expenses from the 2007 voluntary independent stock option review.

Operating expenses in the March 2010 quarter increased $12 million as compared to the quarter ended December 27, 2009. Operating expenses during the December 2009 quarter included a reversal of accrued liabilities in operating expenses associated with final settlement of 409A matters from the 2007 voluntary independent stock option review of $16 million and restructuring and asset impairments of $6 million. No 409A adjustments or restructuring charges were recorded in the March 2010 quarter. The remaining increase of approximately $2 million during the March 2010 quarter was primarily due to higher variable compensation expense associated with our improved revenue and profitability.

        Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $844 million as of March 28, 2010 compared to $831 million as of December 27, 2009. We generated approximately $109 million in net cash provided by operating activities during the March 2010 quarter. We used that cash to repurchase shares for approximately $69 million, to repay $18 million of outstanding loan amounts, and to purchase $11 million of capital. Employee headcount increased to approximately 3,100 as of March 28, 2010, from approximately 3,000 in the December 2009 quarter.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	March 28, 2010	December 27, 2009	March 29, 2009
Shipments (in millions)	$735	$519	$159

North America	8%	7%	16%
Europe	5%	6%	17%
Japan	11%	12%	27%
Korea	27%	26%	17%
Taiwan	37%	37%	15%
Asia Pacific	12%	12%	8%

Shipments for the March 2010 quarter increased approximately 362% compared to the March 2009 quarter, and approximately 41% compared to the December 2009 quarter. Our continued focus on flexibility and rapid responsiveness to customer demands in our business operations and supply chain organization enabled us to respond to customer demand. During the March 2010 quarter, 300 millimeter applications represented approximately 98% of total systems shipments, and applications at less than the 60 nanometer technology node accounted for 89% of total systems shipments. The memory market segment accounted for approximately 65% of shipments, with foundry at 27%, and integrated device manufacturers and logic at 8%. We believe it is likely that shipments for calendar year 2010 will exceed those of 2009.

Revenue

	Three Months Ended			Nine Months Ended
	March 28, 2010	December 27, 2009	March 29, 2009	March 28, 2010	March 29, 2009
Revenue (in thousands)	$632,763	$487,176	$174,412	$1,438,487	$898,182

North America	10%	8%	15%	9%	15%
Europe	6%	6%	14%	6%	11%
Japan	11%	15%	24%	14%	22%
Korea	24%	25%	19%	24%	23%
Taiwan	33%	35%	20%	33%	16%
Asia Pacific	16%	11%	8%	14%	13%

Revenue for the March 2010 quarter exceeded our expectations and increased 30% compared to the December 2009 quarter. This increase reflects increased system shipments and customer acceptances in all product lines as well as strong performance in our installed base business. Revenue for the three and nine months ended March 2010 increased 263% and 60%, respectively, year over year reflecting the significant increase in shipment volumes. Our revenue levels are correlated to our shipment, installation and acceptance timelines. Versus the March 2009 quarter, Korea, Taiwan, and Asia Pacific accounted for an increasingly significant portion of our business in the March 2010 quarter. Our deferred revenue balance increased to $238.4 million as of March 28, 2010 compared to $43.7 million as of March 29, 2009 and $134.4 million as of December 27, 2009. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $23 million as of March 28, 2010 compared to $11 million as of December 27, 2009.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 28, 2010	December 27, 2009	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands, except percentages)
Gross margin	$292,871	$223,204	$36,515	$652,845	$320,977
Percent of total revenue	46.3%	45.8%	20.9%	45.4%	35.7%

Gross margin as a percent of revenue for the March 2010 quarter was 46.3%. The gross margin during the March 2010 quarter increased compared to the March 2009 and December 2009 quarters as a result of higher revenue, more favorable product mix, and improved absorption from our factories. The December 2009 quarter also included a credit of $5 million in cost of goods sold related to a final settlement of 409A accruals from the 2007 voluntary independent employee stock options review. The increase in gross margin dollars in the three and nine months ended March 28, 2010 compared with the same period in the prior year was primarily due to increased revenue along with improved factory utilization and a more favorable product mix. Additionally, the gross margin for the March 2009 quarter and for the nine months ended March 28, 2010 included restructuring and asset impairment charges of $10.2 million and $21.0 million, respectively. The nine months ended March 28, 2010 also included a credit of $10.2 million in cost of goods sold related to a final settlement of 409A liabilities from the 2007 voluntary independent employee stock options review.

Research and Development

	Three Months Ended			Nine Months Ended
	March 28, 2010	December 27, 2009	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands, except percentages)
Research & development (“R&D”)	$81,845	$82,171	$70,434	$235,215	$220,778
Percent of total revenue	12.9%	16.9%	40.4%	16.4%	24.6%

We continue to make significant R&D investments focused on plasma etch, single wafer clean and other semiconductor manufacturing products. The increase in R&D expenses during the March 2010 quarter compared to the March 2009 quarter is primarily due to higher salaries and benefits and variable compensation of $9 million. The increase in R&D expenses for the nine months ended March 28, 2010 compared to the same period in 2009 was due to higher variable compensation of $13 million. The decrease in R&D expenses during the March 2010 quarter compared to the December 2009 quarter is mainly due to nonrecurring benefits for material and supplies of $4 million, partially offset by an increase of $2 million in compensation items as a result of improved profitability and a $1 million increase in outside service expenses.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 28, 2010	December 27, 2009	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$61,933	$60,111	$58,515	$174,163	$185,813
Percent of total revenue	9.8%	12.3%	33.5%	12.1%	20.7%

The sequential increase in SG&A expenses in the March 2010 quarter compared to the December 2009 quarter was primarily due to increased compensation-related expenses as a result of improved profitability.

The increase in SG&A expenses for the March 2010 quarter compared to the March 2009 quarter was driven by an increase of approximately $12 million in variable and other compensation items, which was partially offset by a $7 million accounts receivable reserve recorded in the March 2009 quarter related to specific distressed customers The decrease in SG&A expenses for the nine months ended March 28, 2010 compared to the same period in the prior year was driven by reductions of approximately $4 million in salaries and benefits due to lower headcount levels, $9 million related to lower depreciation, rent and utilities, $7 million due to an accounts receivable reserve recorded for specific distressed customers in the March 2009 quarter, and a $3 million decrease in outside service expenses. These decreases were partially offset by an increase of approximately $16 million in variable compensation.

Restructuring and Asset Impairments

        Prior to the end of each of the three quarters noted below, we initiated the announced restructuring activities and our management, with the proper level of authority, approved specific actions under the June 2008 Plan, December 2008 Plan, and March 2009 Plan. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities we ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to us and have been abandoned.

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

The following table summarizes restructuring and asset impairment charges for each restructuring Plan (as defined below):

	Three Months Ended		Nine Months
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
June 2008 Plan	$—	$—	$—	$19,016
December 2008 Plan	—	—	105	17,849
March 2009 Plan	—	23,245	7,907	23,245

Total restructuring and asset impairment charges	$—	$23,245	$8,012	$60,110

The amounts in the table above are reported in our consolidated statement of operations for the three and nine months ended March 29, 2009 and March 28, 2010 as follows:

	Three Months Ended		Nine Months
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Cost of goods sold	$—	$10,217	$—	$20,993
Operating expense	—	13,028	8,012	39,117

Total restructuring and asset impairment charges	$—	$23,245	$8,012	$60,110

June 2008 Plan

During the June 2008 quarter, we incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). There were no restructuring and asset impairment charges under the June 2008 Plan during the three and nine months March 28, 2010 or during the three months ended March 29, 2009. Restructuring and asset impairment charges during the nine months March 29, 2009were as follows:

Nine Months Ended March 29, 2009
(in thousands)
Severance and benefits	$12,554
Facilities	—
Abandoned assets	3,395
Inventory	3,067

Total restructuring and asset impairment charges	$19,016

Below is a table summarizing activity relating to the June 2008 Plan during the nine months ended March 28, 2010:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 28, 2009	$567	$26	$593
Cash payments	(525)	(26)	(551)

Balance at March 28, 2010	$42	$—	$42

Total charges incurred as of March 28, 2010 under the June 2008 Plan were $38.0 million.

December 2008 Plan

During the December 2008 quarter we incurred restructuring expenses and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). There were no restructuring and asset impairment charges incurred under the December 2008 Plan during the three months ended March 28, 2010 or March 29, 2009. Restructuring and asset impairment charges during the nine months ended March 28, 2010 and March 29, 2009 were as follows:

	Nine Months
	March 28, 2010	March 29, 2009
	(in thousands)
Severance and benefits	$105	$16,412
Facilities	$—	$618
Inventory	$—	$819

Total restructuring and asset impairment charges	$105	$17,849

Below is a table summarizing activity relating to the December 2008 Plan during the nine months ended March 28, 2010:

Severance and Benefits
(in thousands)
Balance at June 28, 2009	$684
Fiscal year 2010 expense	105
Cash payments	(474)

Balance at March 28, 2010	$315

Total charges incurred as of March 28, 2010 under the December 2008 Plan were $18.0 million.

March 2009 Plan

During the March 2009 quarter we incurred restructuring expenses and asset impairment charges designed to align our cost structure with our outlook for the then-current economic environment and future business opportunities (“March 2009 Plan”). Restructuring and asset impairment charges were as follows:

	Three Months Ended		Nine Months
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
Severance and benefits	$—	$20,954	$472	$20,954
Facilities	—	822	6,848	822
Abandoned assets	—	1,139	587	1,139
Inventory		330		330

Total restructuring and asset impairment charges	$—	$23,245	$7,907	$23,245

Below is a table summarizing activity relating to the March 2009 Plan during the nine months ended March 28,2010:

	Severance and Benefits	Facilities	Asset Impairments	Total
	(in thousands)
Balance at June 28, 2009	$3,925	$437	$—	$4,362
Fiscal year 2010 expense	472	6,848	587	7,907
Cash payments	(3,917)	(2,545)	—	(6,462)
Non-cash charges	—	—	(587)	(587)

Balance at March 28, 2010	$480	$4,740	$—	$5,220

Total charges incurred as of March 28, 2010 under the March 2009 Plan were $36.5million.

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2010. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

409A Expense

Following the voluntary independent review of our historical employee stock option grant process, we considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock on the date of grant, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, such taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, our Board of Directors authorized us to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain other executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. The assumed Section 409A liability, inclusive of estimated legal and accounting fees, were $53.7 million as of June 28, 2009.

During the six months ended December 27, 2009, we reached a final settlement with respect to our Section 409A liabilities which resulted in a reduction of the liability and net credits recognized in the statements of operations of $10.2 million recorded in cost of goods sold and $34.2 million recorded in operating expenses. The determinations from the 2007 voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements in Item 8 of our 2007 Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 28, 2010	December 27, 2009	March 29, 2009	March 28, 2010	March 29, 2009
	(in thousands)
Interest income	$2,863	$2,008	$5,360	$6,919	$21,287
Interest expense	(434)	(245)	(1,146)	(868)	(6,182)
Foreign exchange gain (loss)	650	(195)	10,911	(1,339)	612
Other, net	(1,463)	(1,626)	(1,628)	(3,522)	(436)

	$1,616	$(58)	$13,497	$1,190	$15,281

Interest income increased in the three months ended March 28, 2010 compared with the three months ending December 27, 2009 primarily due to realized gains on investment assets. Interest income decreased in the three and nine months ended March 28, 2010 compared with the three and nine months ended March 29, 2009. Decreases in interest income during these comparative periods were primarily attributable to decreases in our average cash and investment balances used to fund operating needs and decreases in interest rate yields.

During the three and nine months ended March 28, 2010, our interest expense decreased compared with the corresponding three and nine month periods ended March 29, 2009 primarily as a result of our $250.0 million loan payment to ABN AMRO during the 2009 fiscal year and to a lesser extent decreases in interest rates.

Included in foreign exchange gains during the three months ended March 29, 2009 was $6.7 million of gains associated with our accelerated tax planning strategy. This line item also includes $4.2 million of gains primarily due to changes in the value of our foreign currency denominated assets and liabilities with non-U.S. dollar functional subsidiaries, which reflected the U.S. dollar’s weakening against the Euro and strengthening against the Japanese yen.

Included in the foreign exchange gains during the nine months ended March 29, 2009 was $4.0 million of deferred net losses associated with ineffectiveness of our cash flow hedges related to forecasted transactions that were no longer considered probable of occurring due to a significant decline in the market. This line item also includes $5.5 million of gains primarily due to changes in the value of our foreign currency denominated assets and liabilities with non-U.S. dollar functional subsidiaries, which reflected the U.S. dollar’s weakening against the Euro and Taiwanese dollar and strengthening against the Japanese yen.

We recognized a $0.9 million realized loss on investments due to an other-than-temporary impairment charge during the three and nine months ended March 28, 2010. We recognized a $1.5 million realized loss on investments due to an other-than-temporary impairment charge during the three and nine months ended March 29, 2009. Also included in other expense during the three and nine months ended March 28, 2010 is interest expenses related to our foreign exchange hedging programs.

Income Tax Expense

Our effective tax rates for the three and nine months ended March 28, 2010, were 20.2% and 23.7%, respectively. Our effective tax rate for the three and nine months ended March 29, 2009, was approximately (9.2)% and (6.4)%, respectively. The change in the effective tax rate for the three months ended March 28, 2010, compared to the three months ended March 29, 2009, was primarily due to the geographical mix of income in higher and lower tax jurisdictions. The effective tax rate of 20.2% for the three months ended March 28, 2010, is impacted by the following material discrete events: (1) a tax expense of $1.1 million due to the unrecognized tax benefits related to research and development tax credits, (2) a tax expense of $0.9 million related to interest on uncertain tax positions, (3) a tax benefit of $2.6 million related to the filing of prior year federal and foreign tax returns, and (4) a tax benefit of $0.4 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions. The effective tax rate of (9.2)% for the three months ended March 29, 2009, is impacted by the following material discrete events: (1) a tax expense of $4.2 million for California valuation allowance, (2) a tax expense of $1.0 million for revaluation of California deferred tax assets, (3) a tax expense for a Singapore tax holiday clawback of $1.0 million, (4) a tax expense of $0.9 million related interest on uncertain tax positions, (5) a tax benefit of $4.6 million related to one-time restructuring costs, and (6) a tax benefit of $0.7 million for filing prior year federal and foreign tax returns.

        The change in the effective tax rate for the nine months ended March 28, 2010, compared to the nine months ended March 29, 2009, was primarily due to the geographical mix of income in higher and lower tax jurisdictions. The effective tax rate of 23.7% for the nine months ended March 28, 2010, is impacted by the following material discrete events: (1) a tax expense of $17.7 million related to the 409A settlements from the Internal Revenue Service (“IRS”) and FTB audits, (2) a tax expense of $2.7 million related to interest on uncertain tax positions, (3) a tax expense of approximately $2.2 million related to a change in valuation allowance on California R&D credits, (4) a tax expense of $1.1 million due to the unrecognized tax benefits related to research and development tax credits, (5) a tax benefit of $3.5 million related to the accrual of restructuring expenses, (6) a tax benefit of $3.0 million due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions, and (7) a tax benefit of $2.8 million filing of prior year federal and foreign tax returns. The effective tax rate of (6.4)% for the nine months ended March 29,2009, is impacted by the following material discrete events: (1) a tax expense of $5.4 million related to the application of certain foreign tax rulings, (2) a tax expense of $4.2 million for California valuation allowance, (3) a tax expense of $3.5 million of interest related to uncertain tax positions, (4) a tax expense of $1.3 million related to deferred taxes for leases, (5) tax expense of $1.0 million for revaluation of California deferred tax assets, (6) a tax expense of $1.0 million for a Singapore tax holiday claw back, (7) a tax benefit of $16.2 million for restructuring cost, (8) a tax benefit of $5.8 million related to the extension of the federal research credit as it pertains to our fiscal year 2008, and (9) a tax benefit of $2.1 million for filing prior year federal and foreign tax returns. Our effective tax rate is based on our current profitability outlook and our expectations of earnings from operations in various tax jurisdictions throughout the world. We have implemented strategies intended to minimize our tax liability on the sale of our products worldwide. These tax strategies are intended to align the asset ownership and functions of our various legal entities around the world with our forecasts of the level, timing and sources of future revenues and profits.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $134.7 million and $157.0 million as of March 28, 2010, and June 28, 2009, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $42.1 million and a valuation allowance of $38.9 million as of March 28, 2010. The gross deferred tax assets were offset by deferred tax liabilities of $39.3 million and a valuation allowance of $7.5 million as of March 29, 2009 and by deferred tax liabilities of $41.9 million and a valuation allowance of $35.5 million as of June 28, 2009.

Deferred tax assets decreased from June 28, 2009 to March 28, 2010 by approximately $22.3 million primarily related to release in 409A accrual.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $38.9 million relates to certain California and foreign deferred tax assets.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other assumptions we believe to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.

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

Inventory Valuation: Inventories are stated at the lower of cost on a first-in, first-out basis or market using standard costs which generally approximate actual costs. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. When the terms of sale do not specify title transfer, we assume title transfers when we complete physical transfer of the products to the freight carrier unless other customer practices prevail. Transfer of title for shipments to Japanese customers generally occurs at the time of customer acceptance.

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

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value if less than cost. Estimates of market value include, but are not limited to, management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period the revision is made.

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

We provide for income taxes on the basis of annual estimated effective income tax rates. Our estimated effective income tax rate reflects our underlying profitability, the level of R&D spending, the regions where profits are recorded and the respective tax rates imposed. We carefully monitor these factors and adjust the effective income tax rate, if necessary. If actual results differ from estimates, we could be required to record an additional valuation allowance on deferred tax assets or adjust our effective income tax rate.

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

As of March 28, 2010, the carrying value of goodwill on our consolidated balance sheets was $169.2 million. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. We determine the fair value of our reporting units by using a weighted combination of both a Market and an Income approach, as this combination was deemed to be the most indicative of our fair value in an orderly transaction between market participants.

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

As a result, several factors could result in impairment of a material amount of our goodwill balance in future periods, including, but not limited to: (1) weakening of the global economy, weakness in the semiconductor equipment industry, or failure of the Company to reach its internal forecasts. This could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units; (2) a decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of our reporting units below their carrying value. Further, the value assigned to intangible assets, other than goodwill, is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the asset to its realizable value.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2010, we had $843.8 million in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $757.8 million as of June 28, 2009.

Cash Flows from Operating Activities

Net cash provided by operating activities of $185.3 million during the nine months ended March 28, 2010 consisted of (in millions):

Net income	$206.7
Non-cash charges:
Depreciation and amortization	53.7
Equity-based compensation	38.1
Restructuring charges, net	8.0
Net tax benefit on equity-based compensation plans	(0.3)
Deferred income taxes	22.4
Changes in operating asset and liability accounts	(145.9)
Other	2.6

$185.3

Changes in operating asset and liability accounts of $(145.9) million included the following uses of cash: increases in accounts receivable of $268.0 million, inventory of $44.3 million, and prepaid expenses and other assets of $20.9 million. These uses of cash were partially offset by the following sources of cash: increases in accounts payable of $77.3 million, deferred profit of $92.4 million, and accrued expenses and other liabilities of $20.1 million. These changes in overall cash were all consistent with increased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the nine months ended March 28, 2010 was $25.4 million, primarily consisting of capital expenditures of $23.5 million, net purchases of available-for-sale securities of $14.0 million, and purchase of other investments of $1.0 million, partially offset by the transfer of restricted cash and investments of approximately $13.2 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the nine months ended March 28, 2010 was $75.2 million. It included $75.2 million in treasury stock purchases and $20.4 million in principal payments on long-term debt and capital leases, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $19.1 million.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at March 28, 2010 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of March 28, 2010, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $113.4 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$7,289	$1,837	$124,852	$4,122	$138,100
1-3 years	7,296	$3,675	61,118	3,809	75,898
3-5 years	145,157	$3,108	31,895	—	180,160
Over 5 years	—	$10,980	11,882	—	22,862

Total	$159,742	$19,600	$229,747	$7,931	$417,020

Operating Leases and Related Guarantees

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

On December 18, 2007, we entered into two operating leases regarding certain improved properties in Livermore, California. These leases were amended on April 3, 2008 and July 9, 2008 (as so amended, the “Livermore Leases”). On December 21, 2007, we entered into a series of four amended and restated operating leases (the “New Fremont Leases,” and collectively with the Livermore Leases, the “Operating Leases”) with regard to certain improved properties at our headquarters in Fremont, California. Each of the Operating Leases is an off-balance sheet arrangement. The Operating Leases (and associated documents for each Operating Lease) were entered into by us and BNP Paribas Leasing Corporation (“BNPPLC”).

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

We are required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for our obligations under the Operating Leases. As of March 28, 2010 we had $164.9 million recorded as restricted cash in our consolidated balance sheet as collateral required under the lease agreements related to the amounts currently outstanding on the facility.

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at March 28, 2010 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At March 28, 2010, vendor-owned inventories held at our locations and not reported as our inventory were $25.8 million.

Long-Term Debt

        Our total long-term debt of $7.8 million as of March 28, 2010 consisted of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts which may limit our exposure to such indemnifications. As of March 28, 2010, we had not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

We recognized at lease inception $0.6 million in liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that we will be required to make a payment under the residual guarantee, we will increase our liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of March 28, 2010, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

Warranties

We offer standard warranties on its systems that run generally for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

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

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at March 28, 2010 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of March 28, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

The Semiconductor Industry is Undergoing Rapid Change and, as a Result, We Face Risks Related to Our Strategic Resource Allocation Decisions

The business cycle in the semiconductor equipment industry has historically been characterized by frequent periods of rapid change in demand that challenge our management to adjust spending and other resources allocated to operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, procedures for training, managing, and appropriately sizing our supply chain, our work force, and other components of our business on a timely basis.

If we do not adequately meet these challenges during periods of demand decline, our gross margins and earnings may be impaired. In late 2008 and 2009, the semiconductor industry experienced a general decline in demand, leading to a steep decline in demand for our products and services. In response to that industry demand decline, we made difficult resource allocation decisions, including layoffs and restructurings, in an effort to minimize the disruptive effects of the deteriorating economic conditions on our business operating results.

We are now transitioning into what we believe to be a period of demand growth. This is fueled in large part by increased investment by customers who, during the downturn, reduced or eliminated their spending on our products. We continuously reassess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during this period of growth; or we may expand our capacity too rapidly and/or beyond what is appropriate for the actual demand environment.

Especially during transitional periods, resource allocation decisions can have a significant impact on our future performance, particularly if we have not accurately anticipated industry changes. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively.

Because the Semiconductor Equipment Industry is Highly Volatile and Significantly Dependent on Overall World Economic Conditions, We Face Risks Related to Downturns in the Semiconductor Industry and in the Global Economy.

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, some of our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns could cause material adverse changes to our results of operations and financial condition including, but not limited to:

•	a decline in demand for our products;

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	additional valuation allowances on deferred tax assets;

•	additional restructuring charges;

•	additional asset impairments including the potential additional impairment of goodwill and other intangible assets;

•	a decrease in value of our investments;

•	exposure to claims from our suppliers for payment on inventory that we order in anticipation of customer purchases that do not come to fruition;

•	a decline in value of certain facilities we lease to less than our residual value guarantee with the lessor; and

•	problems maintaining reliable and uninterrupted sources of supply.

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

Our Quarterly Revenues and Operating Results Are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. If revenue levels in a particular quarter do not meet our expectations, our operating results may be adversely affected. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries generally and the equipment industry specifically;

•	the extent that customers continue to purchase and use our products and services in their business;

•	timing of customer acceptances of equipment;

•	the size and timing of orders from customers;

•	customer cancellations or delays in our shipments, installations, and/or acceptances;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities, and natural disasters;

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	procurement shortages;

•	manufacturing difficulties;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	changes in our estimated effective tax rate; and

•	foreign currency exchange rate fluctuations.

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

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, new orders and profitability. As a result, the actions of even one customer may subject us to revenue swings that are difficult to predict. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results

Variations in the Amount of Time it Takes for Our Customers to Accept Our Systems May Cause Fluctuation in Our Operating Results

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

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances enabling such processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability, quality, or design problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. Our failure to complete commercialization of these new products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

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

In addition, the fact that we offer a more limited product line creates the risk that our customers may view us as less important to their business than our competitors that offer additional products as well. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Since we are a provider of etch and clean equipment, our business is affected by our customers’ use of etching and clean steps in their processes. Should technologies change so that the manufacture of semiconductor chips requires fewer etching or clean steps, this could have a larger impact on our business than it would on the business of our less concentrated competitors.

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

We are Dependent Upon a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers sold us products during at least the last five years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, certain of our suppliers are relatively new providers to us so that our experience with them and their performance is limited. Where practical, our intent is to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products, lower our revenues and thus adversely affect our operating results and result in damage to our customer relationships.

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

In addition, the expansive role of outsource providers has required and may continue to require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer relationships and/or have a negative effect on our operating results.

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

We Face a Challenging and Complex Competitive Environment

We face significant competition from multiple competitors. Other companies continue to develop systems and products that are competitive to ours and may introduce new products, which may affect our ability to sell our existing products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, as this could adversely affect our ability to sell products to those manufacturers.

We believe that to remain competitive we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors, especially those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to increasingly dominate the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. For these reasons, we may fail to continue to compete successfully worldwide.

In addition, our competitors may be able to develop products comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we continue to develop product enhancements that we believe will address future customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, competition may intensify and we may be unable to continue to compete successfully in our markets, which could have a material adverse effect on our revenues, operating results, financial condition, and/or cash flows.

Our Future Success Depends on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 85% of total revenue in fiscal year 2009, 83% in fiscal year 2008 and 84% in fiscal year 2007. We expect that international sales will continue to account for a significant portion of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	trade balance issues;

•	global economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer demands for locally sourced systems, spare parts and services and develop the necessary relationships with local suppliers;

•	compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. export restrictions;

•	fluctuations in interest and foreign currency exchange rates;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people in all necessary locations for the successful operation of our business.

Certain international sales depend on our ability to obtain export licenses from the U.S. government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, and the United States, that political and diplomatic influences might lead to trade disruptions; this would adversely affect our business with China and/or Taiwan and perhaps the entire Asia Pacific region. A significant trade disruption in these areas could have a materially adverse impact on our future revenue and profits.

We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain of our revenues denominated in Japanese yen and Euros, as well as certain of our spares and service contracts, and expenses related to our non-U.S. sales and support offices which are denominated in the related countries’ local currency.

We currently enter into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated assets and forecasted Japanese yen-denominated revenue and on net intercompany liability exposures denominated in Swiss francs, Euros and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into such foreign exchange forward contracts to hedge these other foreign currency exposures. Therefore we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

Our Ability To Attract, Retain and Motivate Key Employees Is Critical To Our Success.

Our ability to compete successfully depends in large part on our ability to attract, retain and motivate key employees. This is an ongoing challenge due to intense competition for top talent, as well as fluctuations in industry economic conditions that may require cycles of hiring activity and workforce reductions. Our success in hiring depends on a variety of factors, including the attractiveness of our compensation and benefit programs, our ability to offer a challenging and rewarding work environment, and changes in our leadership and management teams. We periodically evaluate our overall compensation programs and make adjustments, as appropriate, to maintain or enhance their competitiveness. If we are not able to successfully attract, retain and motivate key employees, we may be unable to capitalize on market opportunities and our operating results may be materially and adversely affected.

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

The Market for Our Common Stock is Volatile, Which May Affect Our Ability to Raise Capital or Make Acquisitions

The market price for our Common Stock is volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to a variety of factors, many of which are not within our control or influence. These factors include but are not limited to the following:

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events and trends occurring globally or in any of our key sales regions;

•	variations in our quarterly operating results and our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from those experienced by other companies in our industry or from forecasts by securities analysts;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products; or

•	disruptions of relationships with key customers or suppliers.

In addition, the stock market experiences significant price and volume fluctuations. Historically, we have witnessed significant volatility in the price of our Common Stock due in part to the actual or anticipated movement in interest rates and the price of and markets for semiconductors. These broad market and industry factors have and may again adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of their stock, many companies became the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management’s attention and resources and have an unfavorable impact on our financial performance and the price for our Common Stock.

We Rely Upon Certain Critical Information Systems for the Operation of Our Business

        We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned and maintained by us, our outsource providers or third parties such as vendors and contractors. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to mitigate the outlined risks. However, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business.

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and Could Result in the Loss of Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property issues. We also face risks of claims from commercial and other relationships. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results. Moreover, although we seek to obtain insurance to protect us from claims and cover losses to our property, there is no guarantee that such insurance will fully compensate us for any losses that we may incur if they relate to critical technologies.

We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business

Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights and trade secret protection. Protecting our key proprietary technology helps us to achieve our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology we currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue patents for pending applications. Additionally, even when patents are issued, the legal systems in certain of the countries in which we do business do not enforce patents and other intellectual property rights as rigorously as the United States. The rights granted or anticipated under any of our patents or pending patent applications may be narrower than we expect or, in fact, provide no competitive advantages. Any of these circumstances could have a material adverse impact on our business if they relate to critical technologies.

Compliance with Federal Securities Laws, Rules and Regulations, as well As NASDAQ Requirements, has Become Increasingly Complex, and the Significant Attention and Expense We Must Devote to those Areas May Have an Adverse Impact on Our Business

Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased, and in the future are expected to continue to increase, the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. A failure to comply with these regulations could also have a material adverse effect on our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time, and will be funded using the Company’s available cash. The Company temporarily suspended repurchases under the Board authorized program prior to the end of the March 2009 quarter.

On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. Repurchases were expected to be made only in the amounts necessary to offset dilution resulting from the Company’s equity compensation plans. Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
				$226,942
December 28, 2009 - January 24, 2010	87	$37.39	—	$226,942
January 25, 2010 - February 21, 2010	643	$34.25	640	$205,016
February 22, 2010 - March 28, 2010	1,366	$34.37	1,360	$158,268

Total	2,096	$34.46	2,000	$158,268

(1)	In addition to shares repurchased under Board authorized repurchase programs and included in this column are 96,276 shares which the Company withheld through net share settlements during the three months ended March 28, 2010 to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2010

LAM RESEARCH CORPORATION (Registrant)

/s/ Ernest E. Maddock
Ernest E. Maddock
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.13	Amended and Restated Lam Research Corporation 1999 Employee Stock Purchase Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)