Form 10-K
period 2010-06-27
LAM RESEARCH CORP
filed 2010-08-23
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 27, 2009, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $3,744,253,386. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 13, 2010, the Registrant had 124,172,201 outstanding shares of Common Stock.

Documents Incorporated by Reference

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 4, 2010 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, cost and margins, product development, demand, acceptance and market share, competitiveness, market opportunities, levels of research and development (R&D), the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending or R&D activities, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed in this report and in ways we cannot readily foresee. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Item 1.	Business

Incorporated in 1980, Lam Research Corporation (“Lam Research,” “Lam,” “we,” or the “Company”) is headquartered in Fremont, California, and maintains a network of facilities throughout North America, Asia, and Europe in order to meet the needs of its global customer base.

Additional information about Lam Research is available on our website at http://www.lamresearch.com.

Our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K, and any amendments to those reports are available on our website as soon as reasonably practical after we file them with or furnish them to the Securities and Exchange Commission (“SEC”) and are also available online at the SEC’s website at http://www.sec.gov.

The Lam Research logo, Lam Research, and all product and service names used in this report are either registered trademarks or trademarks of Lam Research Corporation in the United States and/or other countries. All other marks mentioned herein are the property of their respective holders.

All references to fiscal years apply to our fiscal years, which ended June 27, 2010, June 28, 2009, and June 29, 2008.

Lam Research is a leading supplier of wafer fabrication equipment and services to the worldwide semiconductor industry. For thirty years, our wafer fabrication equipment, services, and extensive technical expertise have contributed to advancing semiconductor manufacturing and producing some of the world’s most advanced semiconductor devices. We are recognized as the global market share leader in plasma etch and maintain the largest installed base of single-wafer wet clean modules in the world.

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in the areas of etch and single-wafer clean to develop processing solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost. Many of the technical advances that we introduce in our newest products are also available as upgrades to our installed base of equipment; this is a benefit that can provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines.

Our innovative etch and clean technologies enable customers to build some of the world’s highest-performing integrated circuits. Our etch systems shape the microscopic conductive and dielectric layers into circuits that define a chip’s final use and function. Our broad portfolio of single-wafer clean technologies allows our customers to implement customized yield-enhancing solutions. With each new technology node, additional requirements and challenges drive the need for advanced manufacturing solutions. We strive to consistently deliver these advanced capabilities with cost-effective production performance. Lam Research understands the close relationship between customer trust and the timely delivery of new solutions that leads to shared success with our customers.

Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and refurbishment of our etch and clean products. While most semiconductor device manufacturers have transitioned to 300 mm wafer technology, there are still many who utilize 200 mm technology, requiring prior-generation equipment. To address this market and to meet customers’ needs for high-performance, low-risk equipment, our Reliant™ Systems Business offers a suite of new and refurbished Lam legacy equipment for etch and spin clean.

Etch Process

Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. Our etch products selectively remove portions of various films from the wafer in the creation of semiconductor devices. These products use various plasma-based technologies to create critical device features at current and future technology nodes. Plasma consists of charged and neutral particles that react with exposed portions of the wafer surface to remove dielectric or conductive materials and produce the finely delineated features and patterns of an integrated circuit.

Dielectric Etch

Dielectric etch often requires etching multi-layer film stacks. Smaller node sizes increase the complexity of the structures being etched, and repeat on-wafer performance remains critical. In addition to the challenges introduced by new materials and scaling, device manufacturers’ focus on reducing overall cost per wafer has placed an increased emphasis on the ability to etch multiple films in the same chamber (in situ).

DFC Technology

Production-proven in high-volume manufacturing for the past 15 years, our patented Dual Frequency Confined™ technology has been extended to incorporate multi-frequency power with physically confined plasma. The application of power at different frequencies provides enhanced process flexibility and allows different materials to be etched in the same chamber. Physical confinement of the plasma to an area directly above the wafer minimizes chemical interaction with the chamber walls, eliminating potential polymer build-up that could lead to defects on the wafer. Confinement also enables our proprietary in situ Waferless Autoclean™ (“WAC”) technology to clean chamber components after each wafer has been etched. Used together, multi-frequency and WAC technologies provide a consistent process environment for every wafer, preventing process drift and ensuring repeatable process results wafer-to-wafer and chamber-to-chamber.

2300® Exelan® Flex™, 2300® Exelan® Flex45™, 2300® Flex™ D Series Dielectric Etch Systems

Our 2300 Flex dielectric etch product family represents a continuous evolution of the productivity and performance benefits of DFC technology. The 2300 Flex family allows a single chamber design to meet the requirements of a wide range of applications at multiple nodes. Advances in system design, such as multiple frequencies, higher power capabilities and tunable wafer temperature, meet the more demanding uniformity and profile requirements for applications at the 32 nm node and beyond.

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

2300® Versys® Kiyo®, 2300®Versys® Kiyo45™, 2300® Kiyo® C Series, 2300® Versys® Metal, 2300®  Versys® Metal45™, 2300® Versys® Metal L Conductor Etch Systems

Now in its third generation, the 2300 Kiyo product family combines iterative advances in technology to provide critical dimension (“CD”) uniformity and productivity for a wide range of conductor etch applications. The 2300 Versys Metal product family leverages Lam’s proprietary TCP technology to provide a flexible platform for back-end-of-line metal etch processes. Our etch products perform production-proven in situ etches of complex features. In addition, proprietary pre-coat and post-etch chamber clean techniques provide the same environment for superior repeatability, as well as high uptime and yield wafer after wafer.

MEMS and Deep Silicon Etch

Deep silicon etch is an enabling process for several emerging technologies, including micro-electromechanical systems (“MEMS”) devices, CMOS image sensors, and power devices. Many of these technologies are increasingly being used in consumer applications, such as ink jet printer heads, accelerometers, and inertial sensors. This is driving a number of deep silicon etch applications to transition into high-volume manufacturing, which requires the high levels of cost-effective production typically seen in commodity semiconductor memory devices. To achieve high yield in mass production, the deep silicon etch process requires wafer-to-wafer repeatability.

TCP® 9400DSiE™ Deep Silicon Etch System

The TCP 9400DSiE system is based on our production-proven TCP 9400 silicon etch series. The system’s patented high-density TCP plasma source provides a configuration to meet the challenges of silicon deep reactive ion etch, offering broad process capability and flexibility for a wide range of MEMS, advanced packaging, and power semiconductor applications. Incorporation of our proprietary in situ chamber cleaning technology provides etch rate stability.

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

Single-Wafer Wet Clean

As device geometries shrink and new materials are introduced, device flows become more complex, and the number of wafer cleaning steps increases. The need to have better control of the cleaning process, to increase overall clean efficiency, and to clean fragile structures without causing damage are reasons why chipmakers are turning to single-wafer wet clean processing technology for next-generation devices.

Over the past decade, a transition from batch to single-wafer processing has occurred for back-end-of-line wet clean applications and a similar migration is now taking place for front-end-of-line wet clean applications as the need for higher particle removal efficiency without device structure damage becomes more critical. Single-wafer wet processing is particularly advantageous for those applications where improved defect performance (removing particles without damaging the wafer pattern) or enhanced selectivity and CD control can improve yield.

Spin Clean Products: SP Series, Da Vinci®, DV-Prime™

Introduced over 20 years ago, SEZ® spin technology for cleaning and removing films has assisted the industry transition from batch to single-wafer wet processing. This proven technology provides the productivity and flexibility needed for both high-volume manufacturing and leading-edge development across multiple technology nodes and for all device types. By offering advanced dilute chemistry and solvent solutions in our systems, our spin wet clean systems address certain defectivity and material integrity requirements.

Linear Clean Product: 2300® Serene®

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

2300® Coronus® Plasma Bevel Clean System

The 2300 Coronus plasma bevel clean system incorporates plasma technology to remove yield limiting defect sources. The system combines the ability of plasma to selectively remove a wide variety of materials with a proprietary confinement technology that protects the die area. Incorporating our Dynamic Alignment technology on the production-proven 2300 platform, the Coronus system provides highly accurate wafer placement for repeatable process results and superior encroachment control and is designed to remove a wide range of material types, in multiple applications, throughout the manufacturing process flow.

Research and Development

The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. Our ability to achieve and maintain our competitive advantage depends in part on our continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to R&D programs and seek to maintain close and responsive relationships with our customers and suppliers.

Our R&D expenses during fiscal years 2010, 2009, and 2008 were $320.9 million, $288.3 million, and $323.8 million, respectively. The majority of R&D spending over the past three years has been targeted at etch and other plasma-based technologies, single-wafer clean, and other semiconductor manufacturing products. We believe current challenges for customers at various points in the semiconductor manufacturing process present opportunities for us.

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

We provide standard warranties for our systems that generally run for a period of 12 months from system acceptance. The warranty provides that systems shall be free from defects in material and workmanship and conform to agreed-upon specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We also offer extended warranty packages to our customers to purchase as desired.

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

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
Revenue:
United States	$186,036	$171,359	$417,807
Europe	133,685	121,178	235,191
Japan	318,641	234,070	455,322
Korea	539,312	239,911	554,924
Taiwan	703,854	208,053	502,683
Asia Pacific	252,248	141,375	308,984

Total revenue	$2,133,776	$1,115,946	$2,474,911

Customers

Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. In fiscal year 2010, revenues from Samsung Electronics Company, Ltd., Taiwan Semiconductor Manufacturing Company, Ltd., and Toshiba Corporation accounted for approximately 24%, 15%, and 11%, respectively, of total revenues. In fiscal year 2009, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 11%, respectively, of total revenues. In fiscal year 2008, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 13%, respectively, of total revenues.

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

Backlog

In general, we schedule production of our systems based upon our customers’ delivery requirements. In order for a system to be included in our backlog, the following conditions must be met: 1) a written customer request that has been accepted, 2) agreement on prices and product specifications, and 3) scheduled shipment within the next 12 months. The spares and services backlog includes customer orders where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. At June 27, 2010 and June 28, 2009, our backlog was approximately $667 million and $391 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

Manufacturing

Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.

We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 13 of our Consolidated Financial Statements, included in Item 15 of this report, for further information concerning our outsourcing commitments.

Certain components and sub-assemblies that we include in our products may only be obtained from a single supplier. We believe that, in many cases, we could obtain and qualify alternative sources to supply these products. Nevertheless, any prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.

Environmental Matters

We are subject to a variety of governmental regulations related to the management of hazardous materials that we use in our business operations. We are currently not aware of any pending notices of violation, fines, lawsuits, or investigations arising from environmental matters that would have a material effect on our business. We believe that we are generally in compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, require us to suspend production or cease operations or cause our customers to not accept our products. These regulations could require us to alter our current operations, to acquire significant additional equipment, or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

Employees

As of August 13, 2010, we had approximately 3,232 regular employees. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information.

In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends, to a significant extent, upon our continued ability to attract and retain qualified employees particularly in the R&D and customer support functions.

Competition

The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, etc. Our ability to succeed in the marketplace depends upon our ability to maintain existing products and introduce product enhancements and new products that meet customer requirements on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of third-party spare parts provider competition.

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

Patents and Licenses

Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed in them. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately one to twenty years. We believe that, although the patents we own and may obtain in the future will be of value, they alone will not determine our success. Our success depends principally upon our engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this report.

EXECUTIVE OFFICERS OF THE COMPANY

As of August 20, 2010, the executive officers of Lam Research were as follows:

Name	Age	Title
Stephen G. Newberry	56	President and Chief Executive Officer
Martin B. Anstice	43	Executive Vice President and Chief Operating Officer
Ernest E. Maddock	52	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Jeffrey Marks	52	Vice President and General Manager, Clean Business
Richard A. Gottscho	58	Group Vice President and General Manager, Etch Business
Thomas J. Bondur	42	Vice President and General Manager, Sales and Marketing
Sarah A. O’Dowd	60	Group Vice President, Human Resources and Chief Legal Officer

Stephen G. Newberry was appointed President and Chief Executive Officer of Lam Research in June 2005. He joined Lam Research in August 1997 as Executive Vice President and Chief Operating Officer and was promoted to the position of President and Chief Operating Officer in July 1998. Mr. Newberry currently serves as a director of Lam Research, Amkor Technology, and Semiconductor Equipment and Materials International (SEMI), the industry’s trade association. He also serves as a member of the Haas Advisory Board, Haas School of Business, University of California at Berkeley and as a member of the Dean’s Advisory Council, University of

California at Davis Graduate School of Management. Prior to joining Lam Research, Mr. Newberry was Group Vice President of Global Operations and Planning at Applied Materials, Inc. Mr. Newberry served five years in naval aviation prior to joining Applied Materials. He is a graduate of the U.S. Naval Academy and the Harvard Graduate School of Business, Program for Management Development.

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

Ernest E. Maddock was appointed Senior Vice President and Chief Financial Officer of Lam Research in September 2008. Additionally, Mr. Maddock oversees Information Technology and heads Silfex Incorporated (formerly Bullen Semiconductor Corporation), a division of Lam Research. From October 2003 through September 2008, Mr. Maddock held the position of Senior Vice President of Global Operations at Lam Research, overseeing Information Technology, Global Supply Chain, Production Operations, Corporate Quality, Global Security, and Global Real Estate & Facilities. Mr. Maddock also held the position of Vice President of the Customer Support Business Group (CSBG) with the Company. Mr. Maddock joined the Company in November 1997. Prior to his employment with Lam Research, Mr. Maddock was Managing Director, Global Logistics and Repair Services Operations, and Chief Financial Officer, Software Products Division, of NCR Corporation. He has also held a variety of executive roles in finance and operations in several industries ranging from commercial real estate to telecommunications.

Jeffrey Marks has spent the past 20 years in the semiconductor industry, focusing on advanced process equipment development and business growth. He joined Lam Research Corporation in 1999, and has been the Vice President and General Manager of the Clean Product Group since March 2007. He is responsible for the Company’s spin, linear and bevel clean products. Before assuming responsibility for wet and plasma-based bevel clean, Dr. Marks managed the dielectric etch business at Lam Research. He worked for Applied Materials from 1988 until 1999 and was responsible for several key technology and business activities, including flat panel etch, CMP, dielectric etch, and dielectric CVD. He received his Ph.D. in chemistry from Stanford University and his B.S. degree in chemistry from the University of California, San Diego. He holds numerous patents and has authored several technical publications in the areas of semiconductor processing and thin-film applications.

Richard A. Gottscho, Group Vice President and General Manager, Etch Businesses since March 2007, joined the Company in January 1996 and has served at various Director and Vice President levels in support of etch products, CVD products, and corporate research. Prior to joining Lam Research, Dr. Gottscho was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. Dr. Gottscho is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and is a fellow of the American Physical and American Vacuum Societies, has served on numerous editorial boards of refereed technical publications, program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and the Pennsylvania State University, respectively.

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

In addition to the other information in this 2010 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

The Semiconductor Industry is Subject to Major Fluctuations and, as a Result, We Face Risks Related to Our Strategic Resource Allocation Decisions

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

If we do not adequately meet these challenges during periods of demand decline, our gross margins and earnings may be impaired. In late 2008 and throughout 2009, the semiconductor industry experienced a general decline in demand, leading to a steep decline in demand for our products and services. In response to that industry demand decline and in an effort to minimize the disruptive effects of the deteriorating economic conditions on our business operating results, we made difficult resource allocation decisions, including layoffs and restructurings.

During fiscal year 2010 we transitioned into what we believe to be a period of demand growth, although the duration and intensity of the growth period is uncertain. This is fueled in large part by increased investment by customers who, during the downturn, reduced or eliminated their spending on our products. We continuously reassess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during this period of growth; or, we may expand our capacity too rapidly and/or beyond what is appropriate for the actual demand environment.

Especially during transitional periods, resource allocation decisions can have a significant impact on our future performance, particularly if we have not accurately anticipated industry changes. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively.

Future Decline in the Semiconductor Equipment Industry, and the Overall World Economic Conditions on Which it is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, some of our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns can cause material adverse changes to our results of operations and financial condition including, but not limited to:

•	a decline in demand for our products;

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	valuation allowances on deferred tax assets;

•	restructuring charges;

•	asset impairments including the potential impairment of goodwill and other intangible assets;

•	a decline in the value of our investments;

•	exposure to claims from our suppliers for payment on inventory that is ordered in anticipation of customer purchases that do not come to fruition;

•	a decline in value of certain facilities we lease to less than our residual value guarantee with the lessor; and

•	challenges maintaining reliable and uninterrupted sources of supply.

Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues and operating results. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our profitability and other financial results.

Our Quarterly Revenues and Operating Results Are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the equipment industry;

•	the size and timing of orders from customers;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities, and natural disasters;

•	natural, physical, logistical or other events or disruptions affecting our principal facilities (including labor disruptions, earthquakes, and power failures)

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate; and

•	foreign currency exchange rate fluctuations.

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems

System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $6 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for that quarter.

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, new orders and profitability. As a result, the actions of even one customer may subject us to revenue swings that are difficult to predict. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results. As of June 27, 2010, two customers accounted for approximately 24% and 22 % of accounts receivable. As of June 28, 2009, three customers accounted for approximately 17%, 15%, and 14% of accounts receivable.

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

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability, quality, or design problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. Our failure to commercialize these new products in a timely manner could result in unanticipated costs and inventory obsolescence, which would adversely affect our financial results.

In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products. Moreover, future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both.

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products, and we expect our etch and clean products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customer or market segments;

•	an improved version of products being offered by a competitor in the market in which we participate;

•	increased pressure from competitors that offer broader product lines;

•	technological changes that we are unable to address with our products; or

•	a failure to release new or enhanced versions of our products on a timely basis.

In addition, the fact that we offer limited product lines creates the risk that our customers may view us as less important to their business than our competitors that offer additional products as well. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Since we are a provider of etch and clean equipment, our business is affected by our customers’ use of etching and clean steps in their processes. Should technologies change so that the manufacture of semiconductor chips requires fewer etching or clean steps, this could have a larger impact on our business than it would on the business of our less concentrated competitors.

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

We are Dependent On a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers have sold us products during at least the last five years, and we expect that we will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, certain of our suppliers are relatively new providers to us so that our experience with them and their performance is limited. Where practical, we intend to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage to our customer relationships.

Our Outsource Providers May Fail to Perform as We Expect

Outsource providers have played and will continue to play a key role in our manufacturing operations and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. Although we attempt to select reputable providers and secure their performance on terms documented in written contracts, it is possible that one or more of these providers could fail to perform as we expect and such failure could have an adverse impact on our business.

In addition, the expansive role of our outsource providers has required and may continue to require us to implement changes to our existing operations and to adopt new procedures to deal with and manage the performance of these outsource providers. Any delay or failure in the implementation of our operational changes and new procedures could adversely affect our customer and/or employee relationships, which could have a negative effect on our operating results.

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

We believe that to remain competitive we must devote significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors, especially those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to increasingly dominate the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. For these reasons, we may fail to continue to compete successfully worldwide.

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

Our Future Success Depends on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 91% of total revenue in fiscal year 2010, 85% of total revenue in fiscal year 2009, and 83% in fiscal year 2008. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

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

Certain international sales depend on our ability to obtain export licenses from the U.S. government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships between China, Taiwan, Japan, and the United States that political and diplomatic influences might lead to trade disruptions; this would adversely affect our business with China and/or Taiwan and perhaps the entire Asia Pacific region. A significant trade disruption in these areas could have a materially adverse impact on our future revenue and profits.

We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations related to certain of our revenues denominated in Japanese yen and Euros, as well as certain of our spares and service contracts, Euro denominated expenses, and expenses related to our non-U.S. sales and support offices that are denominated in the related countries’ local currency.

We currently enter into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs, Euros and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, monetary assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign exchange forward contracts to hedge these other foreign currency exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

Our Ability To Attract, Retain and Motivate Key Employees Is Critical To Our Success.

Our ability to compete successfully depends in large part on our ability to attract, retain and motivate key employees. This is an ongoing challenge due to intense competition for top talent, as well as fluctuations in industry economic conditions that may require cycles of hiring activity and workforce reductions. Our success in hiring depends on a variety of factors, including the attractiveness of our compensation and benefit programs and our ability to offer a challenging and rewarding work environment. We periodically evaluate our overall compensation programs and make adjustments, as appropriate, to maintain or enhance their competitiveness. If we are not able to successfully attract, retain and motivate key employees, we may be unable to capitalize on market opportunities and our operating results may be materially and adversely affected.

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

Our Financial Results May be Adversely Impacted by Higher Than Expected Tax Rates or Exposure to Additional Tax Liabilities

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws, or by material audit assessments. These factors could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results

We are subject to a variety of governmental regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals. We believe that we are generally in compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing the need for) all environmental permits necessary to conduct our business. These permits generally relate to the disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, require us to suspend production, or cease operations or cause our customers’ to not accept our products. These regulations could require us to alter our current operations, to acquire significant additional equipment or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport or disposal of hazardous substances could subject us to future liabilities.

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, such as our March 2008 acquisition of SEZ Holding AG (“SEZ”), or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

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

The Market for Our Common Stock is Volatile, Which May Affect Our Ability to Raise Capital or Make Acquisitions

The market price for our Common Stock is volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to a variety of factors, many of which are not within our control or influence. These factors include but are not limited to the following:

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events and trends occurring globally or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from forecasts by us or securities analysts, or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products; or

•	disruptions of relationships with key customers or suppliers.

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property issues. We also face risks of claims from commercial and other relationships. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results. Moreover, although we seek to obtain insurance to protect us from claims and cover losses to our property, there is no guarantee that such insurance will fully compensate us for any losses that we may incur.

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

Our executive offices and principal operating and R&D facilities are located in Fremont, California, and are held under operating leases expiring from fiscal years 2012 to 2015. These leases generally include options to renew or purchase the facilities. In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific and own manufacturing facilities located in Eaton, Ohio and Villach, Austria. Our fiscal years 2010, 2009, and 2008 rental expense for the space occupied during those periods aggregated approximately $6 million, $9 million, and $11 million respectively. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	Legal Proceedings

From time to time, we have received notices from third parties alleging infringement of their patent or other intellectual property rights. In such cases it is our policy to defend the claims, or negotiate licenses on commercially reasonable terms as appropriate. However, no assurance can be given that we will be able to negotiate necessary licenses on commercially reasonable terms, or at all. Any litigation resulting from such claims could have a materially adverse effect on our consolidated financial position, liquidity, operating results, or our consolidated financial statements taken as a whole.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. As of August 13, 2010 we had 358 stockholders of record. In fiscal years 2010 and 2009 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends. The table below sets forth the high and low prices of our common stock as reported by The NASDAQ Stock Market, Inc. for the period indicated:

	2010
	High	Low
First Quarter	$35.21	$25.44
Second Quarter	$39.16	$32.50
Third Quarter	$41.43	$32.25
Fourth Quarter	$42.90	$36.58

	2009
	High	Low
First Quarter	$40.42	$30.00
Second Quarter	$31.98	$14.72
Third Quarter	$25.47	$18.24
Fourth Quarter	$29.23	$22.01

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases, using the Company’s available cash. While the repurchase program does not have a defined termination date, it may be suspended, discontinued or reinstated at any time.

The Company temporarily suspended repurchases under the Board-authorized program prior to the end of the December 2008 quarter. Subsequently, on February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. Repurchases were expected to be made only in the amounts necessary to offset anticipated dilution resulting from the Company’s equity compensation plans.

Share repurchases under the repurchase program were as follows (in thousands except per share data):

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
As of June 28, 2009	—	$—	—	$226,942
Quarter Ending September 27, 2009	79	$30.19	—	$226,942
Quarter Ending December 27, 2009	14	$34.91	—	$226,942
Quarter Ending March 28, 2010	2,096	$34.46	2,000	$158,268
March 29, 2010 — April 25, 2010	2	$38.82	—	$158,268
April 26, 2010 — May 23, 2010	90	$41.04	—	$158,268
May 24, 2010 — June 27, 2010	701	$39.56	697	$130,693

	2,982	$35.74	2,697	$130,693

(1)	Included in the 2,982,000 shares indicated in the table above are 285,000 shares that the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

The graph below compares Lam Research Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Research Data Group, Incorporated (“RDG”) Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2005 to June 30, 2010.

	6/05	6/06	6/07	6/08	6/09	6/10
Lam Research Corporation	100.00	161.38	177.55	124.87	89.81	131.47
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
RDG Semiconductor Composite	100.00	99.04	117.18	99.83	74.03	89.20

Item 6.	Selected Financial Data (derived from audited financial statements)

	Year Ended
	June 27, 2010 (1)	June 28, 2009 (1)	June 29, 2008 (1)	June 24, 2007	June 25, 2006
	(in thousands, except per share data)
OPERATIONS:
Revenue	$2,133,776	$1,115,946	$2,474,911	$2,566,576	$1,642,171
Gross margin	969,935	388,734	1,173,406	1,305,054	827,012
Goodwill impairment (2)	—	96,255	—	—	—
Restructuring charges and asset impairments, net (3)	21,314	44,513	6,366	—	—
409A expense (4)	(38,590)	3,232	44,494	—	—
Legal judgment	—	4,647	—	—	—
In-process research and development	—	—	2,074	—	—
Operating income (loss)	425,410	(281,243)	509,431	778,660	404,768
Net income (loss)	346,669	(302,148)	439,349	685,816	335,210
Net income (loss) per share:
Basic	$2.73	$(2.41)	$3.52	$4.94	$2.42
Diluted	$2.71	$(2.41)	$3.47	$4.85	$2.33
BALANCE SHEET:
Working capital	$1,198,004	$855,064	$1,280,028	$743,563	$1,138,720
Total assets	2,487,392	1,993,184	2,806,755	2,101,605	2,327,382
Long-term obligations, less current portion	160,600	158,019	385,132	252,487	350,969

(1)	Fiscal year 2010, 2009 and 2008 amounts include the operating results of SEZ from the acquisition date of March 11, 2008. The acquisition was accounted for as a business combination in accordance with the applicable accounting guidance. See Note 15 of Notes to Consolidated Financial Statements for additional information.

(2)	During fiscal year 2009, a combination of factors, including the economic environment, a sustained decline in our market valuation and a decline in our operating results indicated possible impairment of our goodwill. We conducted an analysis and concluded that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009.

(3)	Restructuring charges and asset impairments, net exclude restructuring charges included in cost of goods sold and reflected in gross margin of $3.4 million, $21.0 million, and $12.6 million for fiscal years 2010, 2009, and 2008, respectively. Restructuring and asset impairment amounts included in cost of goods sold and reflected in gross margin during fiscal year 2010 primarily related to asset impairments for production efficiencies and shifts in product demands partially offset by the recovery of expenses related to previously impaired inventory. Restructuring amounts included in cost of goods sold and reflected in gross margin during fiscal year 2009 primarily relate to the Company’s alignment of its cost structure with the outlook for the current economic environment and future business opportunities. The restructuring amounts in fiscal year 2008 primarily related to the integration of SEZ.

(4)	409A expense excludes a credit included in cost of goods sold and reflected in gross margin of $5.8 million in fiscal year 2010 related to a reversal of accrued liabilities due to final settlement of matters associated with our Internal Revenue Code Section 409A (“409A”) expenses from the 2007 voluntary independent stock option review. 409A expense excludes an expense included in cost of goods sold and reflected in gross margin of $6.4 million during fiscal year 2008. Following a voluntary independent review of its historical stock option granting process, the Company considered whether Section 409A of the Internal Revenue Code of 1986, as amended (“IRC”), and similar provisions of state law, applied to certain stock option grants as to which, under the applicable accounting guidance, intrinsic value was deemed to exist at the time of the options’ measurement dates. If, under applicable tax principles, an employee stock option is not considered as granted with an exercise price equal to the fair market value of the underlying stock on the grant date, then the optionee may be subject to federal and state penalty taxes under Section 409A (collectively, “Section 409A liabilities”). On March 30, 2008, the Board of Directors authorized the Company (i) to assume potential Section 409A Liabilities, inclusive of applicable penalties and interest, of current and past employees arising from the exercise in 2006 or 2007 of Company stock options that vested after 2004, and (ii) if necessary, to compensate such employees for additional tax liability associated with that assumption.

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Three Months Ended (1)
	June 27, 2010	March 28, 2010	December 27, 2009 (2)	September 27, 2009 (2)
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2010:
Revenue	$695,289	$632,763	$487,176	$318,548
Restructuring and asset impairments — cost of goods sold	3,438	—	—	—
409A expense — cost of goods sold	—	—	(2,696)	(3,120)
Gross margin	321,442	292,871	221,187	134,435
Restructuring and asset impairments — operating expenses	13,302	—	5,919	2,093
409A expense — operating expenses	—	—	(18,362)	(20,228)
Operating income	155,717	149,093	91,348	29,252
Net income	139,997	120,301	69,574	16,797
Net income per share
Basic	$1.11	$0.94	$0.55	$0.13
Diluted	$1.10	$0.94	$0.54	$0.13
Number of shares used in per share calculations:
Basic	126,339	127,307	127,296	126,774
Diluted	127,786	128,587	128,829	127,890

	Three Months Ended (1)
	June 28, 2009	March 29, 2009	December 28, 2008	September 28, 2008
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2009:
Revenue	$217,764	$174,412	$283,409	$440,361
Restructuring and asset impairments — cost of goods sold	—	10,217	7,728	3,048
Gross margin	67,757	36,515	101,352	183,110
Goodwill impairment — operating expenses	7,179	89,076	—	—
Restructuring and asset impairments — operating expenses	5,396	13,028	10,121	15,968
409A expense — operating expenses	982	646	843	761
Legal judgment — operating expenses	4,647	—	—	—
Operating income	(65,186)	(195,184)	(37,392)	16,519
Net income	(88,490)	(198,359)	(24,172)	8,873
Net income per share
Basic	$(0.70)	$(1.58)	$(0.19)	$0.07
Diluted	$(0.70)	$(1.58)	$(0.19)	$0.07
Number of shares used in per share calculations:
Basic	126,273	125,566	125,084	125,527
Diluted	126,273	125,566	125,084	126,819

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 27, 2010 and June 28, 2009 both included 52 weeks. All quarters presented above included 13 weeks.

(2)	Certain amounts as reported in the Condensed Consolidated Financial Statements for the three months ended September 27, 2009 and December 27, 2009 have been revised to correct the allocation of 409A expense between cost of goods sold and operating expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2010 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2010 Form 10-K).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2010 Form 10-K. MD&A consists of the following sections:

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

Executive Summary

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Our customers include semiconductor memory and foundry manufacturers that make DRAM, flash memory, and logic integrated circuits for a wide range of consumer and industrial electronics. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in the areas of etch and single-wafer clean to develop processing solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

The semiconductor industry is cyclical in nature and has historically experienced periodic and pronounced downturns and upturns. Today’s leading indicators of change in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (both general and in the semiconductor and electronics industries), supply, demand, prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations for fiscal years 2010, 2009, and 2008 may not necessarily be indicative of future operating results.

Adverse conditions in the global economy during 2008 and 2009 severely reduced customer demand for our products, resulting in reduced revenue and profits throughout fiscal 2009. After three quarters of net losses, we returned to profitability in the September 2009 quarter as worldwide demand for wafer fabrication equipment began to recover. Our shipments, revenue and net income increased significantly in fiscal year 2010 compared to 2009, as both industry and global economic conditions continued to improve. We expect the same to be true for calendar year 2010 versus calendar year 2009 given our current view of wafer fabrication equipment spending.

We believe that, over the long term, demand for our products will continue to increase as our customers’ capital expenditures increase to meet growing demand for semiconductor devices. However, historically, any improvement in demand for semiconductor manufacturing equipment occurs at an uneven pace. Accordingly, any forecasts about demand for wafer fabrication equipment in the near term are subject to uncertainty, and we could experience significant volatility in our quarterly results of operations over the next several quarters.

The following summarizes certain key annual financial information for the periods indicated below:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008	FY10 vs. FY09		FY09 vs. FY08
	(in thousands, except per share data and percentages)
Revenue	$2,133,776	$1,115,946	$2,474,911	$1,017,830	91.2%	$(1,358,965)	-54.9%
Gross margin	969,935	388,734	1,173,406	$581,201	149.5%	$(784,672)	-66.9%
Gross margin as a percent of total revenue	45.5%	34.8%	47.4%	10.7%		-12.6%
Total operating expenses	544,525	669,977	663,975	$(125,452)	-18.7%	$6,002	0.9%
Net income (loss)	346,669	(302,148)	439,349	$648,817	214.7%	$(741,497)	-168.8%
Diluted net income (loss) per share	$2.71	$(2.41)	$3.47	$5.12	212.4%	$(5.88)	-169.5%

Fiscal year 2010 results compared with fiscal year 2009 results reflect continued improvement in the global business environment and in the semiconductor industry, improved foundry fabrication utilization and an increase in the rate of next-generation DRAM and NAND technology conversions by leading memory companies. This comparison is in sharp contrast to the decline in revenue in fiscal year 2009 compared to fiscal year 2008, and the resulting net loss in 2009.

Throughout calendar year 2009 and the first half of calendar year 2010, we maintained our investments in new product R&D to defend our market share and win new application share. Our activities also focused on improving customer productivity in our installed base by delivering continuously improved performance and lower cost of ownership. We continued to develop the operational capability to rapidly respond to short lead-time customer orders, and believe that these activities will allow us to maintain and grow our cash position over time.

We believe that the total market for wafer-fabrication equipment will increase substantially in calendar year 2010 as compared to 2009 and currently anticipate year-on-year growth in our customer shipments as a result of both expansion of the market as a whole and increases in our market share.

While conditions in our industry have clearly improved and we currently anticipate industry and market share growth in calendar year 2010, we cannot predict the robustness or pace of any macroeconomic recovery. The electronics and semiconductor industries remain significantly linked to growth in worldwide GDP and consumer spending.

Fiscal year 2010 revenues increased 91% compared to fiscal year 2009, primarily reflecting increased system shipments driven by growth in customer demand. Fiscal year 2010 shipments were approximately $2.3 billion and increased 136% as compared to fiscal year 2009. The increase in gross margin as a percentage of revenue for the fiscal year 2010 compared to fiscal year 2009 was due primarily to increased revenue along with improved factory utilization and a more favorable product mix as well as a decrease in restructuring and asset impairment charges recorded in cost of goods sold.

Operating expenses in fiscal year 2010 decreased as compared to fiscal year 2009. This decrease was primarily due to a decrease in restructuring charges and asset and goodwill impairments from approximately $141 million in fiscal year 2009 to $21 million in fiscal year 2010 and a credit in fiscal year 2010 of approximately $39 million related to a reversal of accrued liabilities due to final settlement of matters associated with our Internal Revenue Code Section 409A expenses from the 2007 voluntary independent stock option review as compared to a charge of $3 million in fiscal year 2009. These factors were partially offset by the restoration of employee salaries and benefits, as well as higher variable compensation expense associated with our improved profitability.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $992 million as of June 27, 2010 compared to $758 million as of June 28, 2009. We generated approximately $351 million in net cash provided by operating activities during fiscal year 2010, compared to net use of cash by operating activities of $78 million in fiscal year 2009.

Results of Operations

Shipments and Backlog

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Shipments (in millions)	$2,304	$976	$2,367
North America	8%	16%	16%
Europe	7%	11%	9%
Japan	15%	20%	20%
Korea	27%	21%	22%
Taiwan	32%	20%	20%
Asia Pacific	11%	12%	13%

Shipments for fiscal year 2010 increased by 136% compared to fiscal year 2009, reflecting improvements in the industry and economic environment as noted above. Shipments for fiscal year 2009 decreased sequentially from fiscal year 2008 by 59% reflecting declines in customer demand, consistent with the deterioration in the general economy and, specifically, the downturn in the semiconductor industry which had been impacted by a decline in consumer spending for electronic goods.

During fiscal year 2010, 300 millimeter applications represented approximately 96% of total systems shipments and 96% of total systems shipments were for applications at less than or equal to the 65 nanometer technology node. During fiscal year 2009, 300 millimeter applications represented approximately 90% of total systems shipments and 87% of total systems shipments were for applications at less than or equal to the 65 nanometer technology node. Fiscal year 2010 shipments consisted of: Memory at approximately 61%, Foundry at 29% and Integrated Device Manufacturers and Logic at 10%. Fiscal year 2009 shipments consisted of: Memory at approximately 58%, Foundry at 21%, and Integrated Device Manufacturers and Logic at 21%.

Unshipped orders in backlog as of June 27, 2010 were approximately $667 million and increased from approximately $391 million as of June 28, 2009 consistent with improved spending commitments from our customers. Our unshipped orders backlog includes orders for systems, spares, and services. Please refer to “Backlog” in Part I Item 1, “Business” of this report for a description of our policies for adding to and adjusting backlog.

Revenue

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Revenue (in thousands)	$2,133,776	$1,115,946	$2,474,911
North America	9%	15%	17%
Europe	6%	11%	10%
Japan	15%	21%	18%
Korea	25%	21%	22%
Taiwan	33%	19%	20%
Asia Pacific	12%	13%	13%

The revenue increase during fiscal year 2010 compared to fiscal year 2009 reflected improvements in the industry and economic environments as noted above. The revenue decline during fiscal year 2009 compared to fiscal year 2008 reflected adverse conditions in the global economy and semiconductor industry as noted above. Our revenue levels are generally correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a predominant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region, and the concentration of revenue within the overall Asia region increased in fiscal year 2010 as it had in fiscal year 2009. Our deferred revenue balance increased to $207.4 million as of June 27, 2010 compared to $64.7 million as of June 28, 2009, consistent with increased customer spending levels during fiscal year 2010. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $52 million as of June 27, 2010 compared to $13 million as of June 28, 2009.

Gross Margin

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008	FY10 vs. FY09		FY09 vs. FY08
	(in thousands, except percentages)
Gross margin	$969,935	$388,734	$1,173,406	$581,201	149.5%	$(784,672)	-66.9%
Percent of total revenue	45.5%	34.8%	47.4%	10.7%		-12.6%

The increase in gross margin as a percentage of revenue for fiscal year 2010 compared to fiscal year 2009 was due primarily to improved product mix and more favorable absorption from the factories. Additionally, there was a decrease in restructuring and asset impairments included in gross margin from approximately $21 million in fiscal year 2009 to $3 million in fiscal year 2010 and a credit in fiscal year 2010 of approximately $6 million related to a reversal of accrued liabilities due to final settlement of matters associated with our Internal Revenue Code Section 409A expenses from the 2007 voluntary independent stock option review.

The decrease in gross margin as a percent of revenue for fiscal year 2009 compared with fiscal year 2008 was primarily due to decreased factory and field utilization as a result of reduced shipment volumes on declining customer demand, changes in our product mix, customer concentration, and $21 million of one-time restructuring and asset impairment expenses, partially offset by favorable warranty performance.

Research and Development

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008	FY10 vs. FY09		FY09 vs. FY08
	(in thousands, except percentages)
Research & development	$320,859	$288,269	$323,759	$32,590	11.3%	$(35,490)	-11.0%
Percent of total revenue	15.0%	25.8%	13.1%	-10.8%		12.7%

We continue to make significant investments in R&D focused on plasma etch, single-wafer clean and other semiconductor manufacturing products. The increase in R&D spending during fiscal year 2010 compared to fiscal year 2009 was due primarily to higher other employee compensation, salaries, and benefits of $25 million, mainly as a result of stronger company profitably, and higher outside services and supplies of $5 million related to customer penetration activities.

Approximately 24% and 79% of fiscal years 2010 and 2009 systems revenues, respectively, were derived from products introduced over the previous two years, which is reflective of our continued investment in new products and technologies.

The decline in R&D spending during fiscal year 2009 compared to fiscal year 2008, included approximately $8 million of lower salary and benefits related to cost savings measures, $11 million in lower other employee compensation on lower profits and a $26 million decrease in outside services and supplies, partially offset by $5 million in depreciation and amortization mainly related to the inclusion of the acquisition of SEZ in March 2008.

Selling, General and Administrative

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008	FY10 vs. FY09		FY09 vs. FY08
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$240,942	$233,061	$287,282	$7,881	3.4%	$(54,221)	-18.9%
Percent of total revenue	11.3%	20.9%	11.6%	-9.6%		9.3%

The growth in SG&A expense during fiscal year 2010 compared to fiscal year 2009 was driven by increases of approximately $26 million in other employee compensation as a result of increased company profitability offset by a $9 million decline in depreciation, rent and utilities expenses primarily as a result of restructuring activities, and $7 million due to a non-recurring accounts receivable reserve recorded for specific distressed customers in fiscal year 2009.

The decrease in SG&A expenses during fiscal year 2009 compared to fiscal year 2008 was driven by a reduction of approximately $34 million in other employee compensation as a result of lower company profitability, a reduction of $7 million in salaries and benefits related to cost savings measures, a reduction of $19 million in costs incurred as a result of the voluntary independent stock option review that was completed in fiscal year 2008, and a reduction of $5 million in outside services and supplies, partially offset by a $7 million charge to increase the reserves against our receivables balance for distressed customers.

Goodwill Impairment

During fiscal year 2009, a combination of factors, including the economic environment, a sustained decline in our market valuation, and a decline in our operating results indicated possible impairment of our goodwill. We performed an impairment analysis and concluded that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009. No indicators of impairment resulted from our fiscal 2010 assessment.

The calculation of the goodwill impairment charge is based on estimates of future operating results. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of our businesses, an additional impairment analysis may be required which may result in further impairment charges.

Restructuring and Asset Impairments

During fiscal year 2008, we incurred expenses for restructuring and asset impairment charges of $19.0 million related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). We incurred additional expenses of $19.0 million under the June 2008 Plan during fiscal year 2009. The charges during fiscal year 2008 included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps. The charges during fiscal year 2009 primarily included severance and related benefits costs and certain asset impairments associated with our product line integration road maps. During fiscal year 2010, we recorded a recovery of $2.2 million related primarily to inventory previously restructured in connection with our initial product line integration road maps.

During fiscal year 2009, we incurred expenses of $17.8 million for restructuring and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). The charges consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

During fiscal year 2009, we also incurred expenses of $28.6 million for restructuring and asset impairment charges designed to align our cost structure with our outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during fiscal year 2009 consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses of $20.9 million during fiscal 2010 under the March 2009 Plan consisting primarily of certain facilities charges related to the reassessment of future obligations for previously restructured leases, severance and related benefits costs, and asset impairments.

In addition to charges incurred under specific restructuring plans, during fiscal year 2010 we incurred $6.0 million of asset impairment charges related to production efficiencies and shifts in product demands.

For further details related to restructuring and asset impairment, see Note 18 of the Notes to Consolidated Financial Statements.

409A Expense

Following the voluntary independent review of our historical option grant process, we considered whether Section 409A of the Internal Revenue Code and similar provisions of state law would apply to stock options that were found, under applicable accounting guidance, to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, our Board of Directors authorized us to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. Those liabilities totaled $50.9 million; $44.5 million was recorded in operating expenses and $6.4 million in cost of goods sold in our consolidated statements of operations for fiscal year 2008. We incurred $3.2 million of expense during fiscal year 2009 consisting of interest and legal fees. During fiscal year 2010, we reached final settlement of matters associated with our 409A expenses with the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) resulting in a credit of $44.4 million due to the reversal of 409A liabilities. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.

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

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008	FY10 vs. FY09		FY09 vs. FY08
	(in thousands, except percentages)
Interest income	$8,598	$24,283	$51,194	$(15,685)	-64.6%	$(26,911)	-52.6%
Interest expense	(994)	(6,497)	(12,674)	$(5,503)	-84.7%	$(6,177)	-48.7%
Foreign exchange gain (loss)	(103)	922	31,070	$(1,025)	-111.2%	$(30,148)	-97.0%
Other, net	(2,770)	(558)	(2,045)	$(2,212)	-396.4%	$1,487	72.7%

	$4,731	$18,150	$67,545

The decrease in interest income during fiscal year 2010 compared with fiscal year 2009 was primarily due to decreases in our average cash and investment balances and decreases in interest rate yields. The decrease in average balances was primarily due to treasury stock repurchases, capital expenditures, and principal payments on long-term debt. The decrease in interest income during fiscal year 2009 compared with fiscal year 2008 was primarily due to a decrease in our average balances of cash, cash equivalents, short-term investments, and restricted cash and investments throughout fiscal year 2009 and, to a lesser extent, decreases in interest rate yields. The decrease in average balances was primarily related to payment of the outstanding principal balance of $250.0 million of our existing long-term debt with ABN AMRO Bank N.C. (“ABN AMRO”) during fiscal year 2009

The decrease in interest expense during fiscal years 2010 and 2009 as compared with the prior year was due to our $250.0 million loan payment to ABN AMRO during fiscal year 2009, principal payments on long-term debt and capital leases, and to a lesser extent, decreases in interest rate yields.

Foreign exchange gains in fiscal year 2009 were related to un-hedged portions of the balance sheet exposures, primarily in the Japanese yen, Taiwanese dollar and Euro and were partially offset by $4.0 million of deferred net losses associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and were recognized in “Other income (expense), net” in the Company’s Consolidated Statements of Operations during fiscal year 2009. Included in foreign exchange gains during fiscal year 2008 were gains associated with the acquisition of SEZ of $42.7 million relating primarily to the settlement of a hedge of the Swiss franc. These acquisition-related net foreign exchange gains were partially offset by other foreign exchange losses of approximately $11.6 million during fiscal year 2008; these offsetting losses were primarily due to our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Euro and Taiwan dollar resulting in the foreign exchange loss. In fiscal year 2009, we implemented a balance sheet hedging program to manage Swiss franc, Euro and Taiwanese dollar foreign currency exchange rate fluctuations and the impact of those fluctuations on our Consolidated Statements of Operations. These exposures are related to monetary assets and liabilities in these currencies. A description of our exposure to foreign currency exchange rates can be found in the Risk Factors section of this report under the heading “Our Future Success Depends on International Sales and Management of Global Operations” and in Note 2 of the Consolidated Financial Statements.

Other expenses increased during fiscal year 2010 as compared with 2009 as the result of increased charitable contributions and the recognition of a $0.9 million realized loss on investments due to an other-than-temporary impairment charge.

Income Tax Expense

Our annual income tax expense was $83.5 million, $39.1 million, and $137.6 million in fiscal years 2010, 2009, and 2008, respectively. Our effective tax rate for fiscal years 2010, 2009, and 2008 was 19.4%, (14.8%), and 23.9%, respectively. The increase in the effective tax rate in fiscal year 2010 is primarily due to the increase in the Company’s income, the change in geographical mix of income between higher and lower tax jurisdictions, adjustments for previously estimated tax liabilities upon the filing of our U.S. tax return and decrease in Federal R&D credit due to the expiration of the credit on December 31, 2009.

The fiscal year 2009 effective tax rate was (14.8%), compared to the fiscal year 2008 effective tax rate of 23.9%. The decrease in the effective tax rate in fiscal year 2009 was primarily due to the Company’s loss position. In fiscal year 2009 there were certain events that resulted in a net tax expense. These events included favorable adjustments for previously estimated tax liabilities upon the filing of our U.S. and certain foreign income tax returns and the R&D credit reinstatement offset by tax expense for a change in California law, and a valuation allowance placed on certain foreign deferred tax assets.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets, composed primarily of reserves and accruals that are not currently deductible and tax credit carryforwards, were $137.4 million and $157.0 million at the end of fiscal years 2010 and 2009, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $36.3 million and $41.9 million at the end of fiscal years 2010 and 2009, respectively, and a valuation allowance of $37.0 million and $35.5 million at the end of fiscal years 2010 and 2009, respectively.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our fiscal years 2010 and 2009 valuation allowance of $37.0 million and $35.5 million relate to certain California and foreign deferred tax assets.

During fiscal year 2010, we recorded an additional valuation allowance on certain California deferred tax assets reflecting the potential impacts of the California law related to the repeal of the cost of performance sales factor sourcing rule and the single sales factor apportionment election. We also recorded a reduction of valuation allowance against certain foreign deferred tax assets due to an increase in the forecasted income for certain foreign entities.

We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for additional valuation allowances, if any.

Uncertain Tax Positions

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We based our estimates and assumptions on historical experience and on various other assumptions we believed to be applicable and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

The significant accounting policies used in the preparation of our financial statements are described in Note 2 of our Consolidated Financial Statements. Some of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex and/or subjective judgments, often regarding estimates about matters that are inherently uncertain.

We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery, or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services upon completion of the services requested by a customer order. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract.

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

We reassess standard costs as needed but annually at a minimum, and reflect achievable acquisition costs. Acquisition costs are generally based on the most recent vendor contract prices for purchased parts, normalized assembly and test labor utilization levels, methods of manufacturing, and normalized overhead. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. We eliminate all intercompany profits related to the sales and purchases of inventory between our legal entities from our consolidated financial statements.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirements over the next 12 to 36 months is written down to its estimated market value if less than cost. Estimates of market value include, but are not limited to, management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period in which we make the revision.

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We provide standard warranties for our systems that generally run for a period of 12 months from system acceptance. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system when we recognize revenue. We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

Actual warranty expenses are accounted for on a system-by-system basis and may differ from our original estimates. While we periodically monitor the performance and cost of warranty activities, if actual costs incurred are different than our estimates, we may recognize adjustments to provisions in the period in which those differences arise or are identified. In addition to the provision of standard warranties, we offer customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: GAAP requires us to recognize the fair value of equity-based compensation in net income. We determine the fair value of our restricted stock units based upon the fair market value of Company stock at the date of grant. We estimate the fair value of our stock options and ESPP awards using the Black-Scholes option valuation model. This model requires us to input highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the awards, and we have elected to use the straight-line method of amortization.

We make quarterly assessments of the adequacy of our tax credit pool related to equity-based compensation to determine if there are any deficiencies that we are required to recognize in our consolidated statements of operations. We will only recognize a benefit from stock-based compensation in paid-in-capital if we realize an incremental tax benefit after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital.

Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more-likely-than-not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at the time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

We calculate our current and deferred tax provision based on estimates and assumptions that can differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 14 of these Notes to the Consolidated Financial Statements for additional information.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

Goodwill and Intangible Assets: Goodwill represents the amount by which the purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. We allocate the carrying value of goodwill to our reporting units. We test goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and we review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. We determine the fair value of our reporting units by using a weighted combination of both market and an income approach, as this combination is deemed to be the most indicative of fair value in an orderly transaction between market participants.

Under the market approach, we use information regarding the reporting unit as well as publicly available industry information to determine various financial multiples to value our reporting units. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

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

As a result, several factors could result in impairment of a material amount of our goodwill balance in future periods, including, but not limited to: (1) weakening of the global economy, weakness in the semiconductor equipment industry, or failure of the Company to reach its internal forecasts, which could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units; and (2) a decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and indicates a reduction in the fair value of our reporting units below their carrying value. In addition, the value we assign to intangible assets, other than goodwill, is based on our estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from our estimates, we may be required to record an impairment charge to write down the asset to its realizable value.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) revised the applicable accounting guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The accounting treatment of tax benefits from acquired companies has changed under the revised guidance. Any changes to the tax benefits associated with the valuation allowances related to business combinations will be recorded through income tax expense. We adopted the revised guidance on June 29, 2009, and the adoption did not have a significant impact on our results of operations or financial condition.

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary are to be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. We adopted the guidance on June 29, 2009, and the adoption did not have a significant impact on our results of operations or financial condition.

In April 2009, the FASB issued guidance to require publicly-traded companies to disclose on the fair value of financial instruments in interim financial statements. We adopted this guidance on June 29, 2009, and the adoption resulted in expanded disclosures, and the adoption did not have a significant impact on our consolidated results of operations or financial condition.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a significant impact on our financial statements.

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance in the beginning of fiscal year 2011 and do not believe the adoption will have a significant impact on our results of operations or financial condition.

In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this guidance in the beginning of fiscal year 2011 and do not believe the adoption will have a significant impact on our results of operations or financial condition.

Liquidity and Capital Resources

Total gross cash, cash equivalents, short-term investments, and restricted cash and investments balances were $991.7 million at the end of fiscal year 2010 compared to $757.8 million at the end of fiscal year 2009. This increase was primarily due to cash provided by operations, which was partially offset by treasury stock purchases.

Cash Flows from Operating Activities

Net cash provided by operating activities of $351 million during fiscal year 2010 consisted of (in millions):

Net income	$346.7
Non-cash charges:
Depreciation and amortization	71.4
Equity-based compensation	50.5
Restructuring charges, net	24.7
Net tax benefit on equity-based compensation plans	0.4
Deferred income taxes	13.7
Changes in operating asset and liability accounts	(159.9)
Other	3.2

$350.7

Significant changes in operating asset and liability accounts included the following uses of cash: increases in accounts receivable of $246.7 million, inventories of $79.7 million, and prepaid and other expenses of $23.6 million. These uses of cash were partially offset by the following sources of cash: increases in trade accounts payable of $71.6 million, deferred profit of $77.4 million, and accrued expenses and other liabilities of $41.1 million. These changes in overall cash were all consistent with increased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during fiscal year 2010 was $103.4 million which was primarily due to net purchases of investments of $78.0 million and capital expenditures of $35.6 million. These uses of cash were partially offset by transfer of restricted cash and investments of $13.2 million.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal year 2010 was $72.7 million which was due to stock repurchases of $93.0 million and principal payments on long-term debt and capital lease obligations of $21.0 million. These uses were partially offset by the following sources of cash: proceeds from the reissuance of treasury stock of $17.5 million, proceeds from the issuance of common stock of $13.4 million, and the excess tax benefit on equity-based compensation plans of $10.2 million.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 27, 2010 are expected to be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures through at least the next 12 months.

In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products. If we should require additional funding we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that if we require additional funds, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that any funding will be available in needed quantities or on terms favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts. Consistent with GAAP, some of these are recorded on our balance sheet and some are not. Obligations that are recorded on our balance sheet include our long-term debt and capital lease obligations. Our off-balance sheet arrangements include contractual relationships for operating leases, purchase obligations, and guarantees. Our contractual cash obligations and commitments relating to long-term debt, capital leases, and off-balance sheet agreements are included in the following table. These amounts exclude $110.5 million of liabilities related to uncertain tax benefits because we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 14, of Notes to Consolidated Financial Statements for further discussion.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$8,012	$1,671	$128,469	$3,672	$141,824
1-3 years	9,160	3,337	59,676	3,394	75,567
3-5 years	146,045	2,746	26,649	—	175,440
Over 5 years	7,875	9,206	7,715	—	24,796

Total	$171,092	$16,960	$222,509	$7,066	$417,627

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

Included in the Operating Leases 3-5 years section of the table above is $141.7 million in guaranteed residual values for lease agreements relating to certain properties at our Fremont, California campus and properties in Livermore, California. The remaining operating lease balances primarily relate to non-cancelable facility-related operating leases.

Capital Leases

Capital leases reflect building lease obligations assumed from our acquisition of SEZ and an office equipment lease. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The table presented above contains our purchase obligations at June 27, 2010 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties that could increase or decrease amounts actually paid.

Consignment inventories, which are owned by vendors but located in our storage locations and warehouses, are not reported as our inventory until title is transferred to us or our purchase obligation is determined. At June 27, 2010, vendor-owned inventories held at our locations and not reported as our inventory were $33.7 million.

Long-Term Debt

During fiscal year 2010 we made $21.0 million in principal payments on long-term debt and capital leases. During fiscal year 2009, we paid the outstanding principal balance of $250.0 million of our existing long-term debt with ABN AMRO using existing cash balances. There were no penalties associated with the payment. In connection with the payment, the parties agreed to terminate the ABN AMRO Credit Agreement and related Collateral Documents. ABN AMRO continues to be a participant in our operating leases with BNP Paribas Leasing Corporation and continues to provide banking services to us for customary fees.

Our remaining total long-term debt, excluding interest, of $7.0 million as of June 27, 2010 is the result of obligations we assumed in connection with our acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.

Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our lease agreements. We have entered into certain insurance contracts that may limit our exposure to these indemnification obligations. As of June 27, 2010, we have not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

Generally, we indemnify our customers for infringement of third-party intellectual property rights by our products or services under pre-determined conditions and limitations. We seek to limit our liability for any indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. We do not believe, based on information available, that it is probable that any material amounts will be paid under these indemnities.

Warranties

We provide standard warranties on our systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known considerations such as the impact of system reliability improvements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of June 27, 2010, the Company’s mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in the Consolidated Statement of Operations. All of the Company’s other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, reinvestment risk, and the amount of credit exposure to any one issuer. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 27, 2010 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 27, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$106,397	$105,565	$104,733	$103,903	$103,070	$102,238	$101,407
US Treasury & Agencies	3,484	3,472	3,459	3,447	3,435	3,423	3,411
Government-Sponsored Enterprises	6,168	6,132	6,096	6,060	6,025	5,989	5,953
Foreign Government	1,010	1,009	1,009	1,008	1,007	1,006	1,005
Bank and Corporate Notes	292,289	291,338	290,388	289,437	288,487	287,536	286,586
Mortgage Backed Securities —Residential	6,198	6,167	6,137	6,106	6,076	6,046	6,016
Mortgage Backed Securities —Commercial	43,844	43,551	43,257	42,964	42,671	42,377	42,084

Total	$459,390	$457,234	$455,079	$452,925	$450,771	$448,615	$446,462

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Publicly Traded Securities

The values of our investments in publicly traded securities are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from selected potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 27, 2010 were as follows:

	Valuation of Securities Given an X% Decrease in Security Price			Fair Value as of June 27, 2010	Valuation of Securities Given an X% Increase in Security Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Mutual Funds	$13,593	$15,406	$16,312	$18,124	$19,937	$20,843	$22,655
Publicly Traded Equity Securities	$5,739	$6,504	$6,886	$7,636	$8,417	$8,799	$9,565

Foreign Currency Derivatives

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars except for certain revenues denominated in Japanese yen, certain revenues and expenses denominated in the Euro, certain spares and service contracts denominated in various currencies, and expenses related to our non-U.S. sales and support offices denominated in the related countries’ local currency. We currently enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary asset and liability exposure, as well as monetary assets and liabilities denominated in Swiss francs, Euros and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation.

To protect against the reduction in value of forecasted Japanese yen-denominated revenue, we enter into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange rate contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen-denominated monetary assets and liabilities against the U.S. dollar and monetary assets and liabilities denominated in Swiss francs, Euros and Taiwanese dollars. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances.

The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of June 27, 2010 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Loss/(Gain) June 27, 2010	Valuation of Fx Contracts Given an X% Increase (+)/ Decrease(-) in Each Fx Rate
				+ /-(10%)	+ /-(15%)
(in $ Millions)
Cash Flow Hedge
Forward Contracts Sold	JPY/USD	$73.3	($0.0)	$7.3	$11.0

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 27, 2010 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Loss/(Gain) June 27, 2010	Valuation of Fx Contracts Given an X% Increase (+)/ Decrease(-) in Each Fx Rate
				+ /-(10%)	+ /-(15%)
(in $ Millions)
Balance Sheet Hedge
	JPY/USD	$75.3	$1.3	$7.5	$11.3
	USD/CHF	$(188.6)	$(0.4)	$18.9	$28.3
	USD/TWD	$(66.0)	$0.9	$6.6	$9.9
	USD/EUR	$(38.2)	$(0.0)	$3.8	$5.7

Forward Contracts Sold		$(217.5)	$1.8	$36.8	$55.2

Long-Term Debt

Our long-term debt includes $1.8 million of variable rate debt based on LIBOR plus a spread of 0.875 and is subject to adverse as well as beneficial changes in interest expense due to fluctuation in interest rates.

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Based upon our current business outlook, our levels of cash, cash equivalents, and short-term investments at June 27, 2010 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products. Should additional funding be required, we may need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, in the event of such requirements, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this Item are set forth on the pages indicated in Item 15(a). The unaudited quarterly results of our operations for our two most recent fiscal years are incorporated in this Item by reference under Item 6, “Selected Financial Data” above.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 27, 2010 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2010 Form 10-K.

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

None.

PART III

We have omitted from this 2010 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 4, 2010 (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference into this report.)

Item 10.	Directors, Executive Officers, and Corporate Governance

For information regarding our executive officers, see Part I, Item 1 of this 2010 Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated into Part III by reference.

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

The Company has adopted a Corporate Code of Ethics that applies to all employees, officers, and directors of the Company. Our Code of Ethics is publicly available on the investor relations page of our website at http://investor.lamresearch.com. To the extent required by law, any amendments to, or waivers from, any provision of the Code of Ethics will promptly be disclosed to the public. To the extent permitted by applicable legal requirements, we intend to make any required public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Proposal No. 1 — Election of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1. Index to Financial Statements

2. Index to Financial Statement Schedules

Schedule II —Valuation and Qualifying Accounts	88

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (c) of this Item 15, which is incorporated herein by reference.

(c)	The list of Exhibits follows page 88 of this 2010 Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 27, 2010	June 28, 2009
ASSETS
Cash and cash equivalents	$545,767	$374,167
Short-term investments	280,690	205,221
Accounts receivable, less allowance for doubtful accounts of $10,609 as of June 27, 2010 and $10,719 as of June 28, 2009	499,890	253,585
Inventories	318,479	233,410
Deferred income taxes	46,158	69,043
Prepaid expenses and other current assets	65,677	101,714

Total current assets	1,756,661	1,237,140
Property and equipment, net	200,336	215,666
Restricted cash and investments	165,234	178,439
Deferred income taxes	26,218	17,007
Goodwill	169,182	169,182
Intangible assets, net	67,724	91,605
Other assets	102,037	84,145

Total assets	$2,487,392	$1,993,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$121,099	$49,606
Accrued expenses and other current liabilities	309,397	281,335
Deferred profit	123,194	45,787
Current portion of long-term debt and capital leases	4,967	5,348

Total current liabilities	558,657	382,076
Long-term debt and capital leases	17,645	40,886
Income taxes payable	110,462	102,999
Other long-term liabilities	32,493	14,134

Total liabilities	719,257	540,095
Commitments and contingencies
Stockholders’ equity: Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 125,946 shares at June 27, 2010 and 126,532 shares at June 28, 2009	126	127
Additional paid-in capital	1,452,939	1,377,231
Treasury stock, at cost, 36,884 shares at June 27, 2010 and 34,679 shares at June 28, 2009	(1,581,417)	(1,495,693)
Accumulated other comprehensive loss	(69,849)	(52,822)
Retained earnings	1,966,336	1,624,246

Total stockholders’ equity	1,768,135	1,453,089

Total liabilities and stockholders’ equity	$2,487,392	$1,993,184

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Revenue	$2,133,776	$1,115,946	$2,474,911
Cost of goods sold	1,166,219	706,219	1,282,494
Cost of goods sold — restructuring and asset impairments	3,438	20,993	12,610
Cost of goods sold — 409A expense	(5,816)	—	6,401

Total costs of goods sold	1,163,841	727,212	1,301,505

Gross margin	969,935	388,734	1,173,406
Research and development	320,859	288,269	323,759
Selling, general and administrative	240,942	233,061	287,282
Goodwill impairment	—	96,255	—
Restructuring and asset impairments	21,314	44,513	6,366
409A expense	(38,590)	3,232	44,494
Legal judgment	—	4,647	—
In-process research and development	—	—	2,074

Total operating expenses	544,525	669,977	663,975

Operating income (loss)	425,410	(281,243)	509,431
Other income (expense), net:
Interest income	8,598	24,283	51,194
Interest expense	(994)	(6,497)	(12,674)
Foreign exchange gains (losses)	(103)	922	31,070
Other, net	(2,770)	(558)	(2,045)

Income (loss) before income taxes	430,141	(263,093)	576,976
Income tax expense	83,472	39,055	137,627

Net income (loss)	$346,669	$(302,148)	$439,349

Net income (loss) per share:
Basic net income (loss) per share	$2.73	$(2.41)	$3.52

Diluted net income (loss) per share	$2.71	$(2.41)	$3.47

Number of shares used in per share calculations:
Basic	126,933	125,595	124,647

Diluted	128,126	125,595	126,504

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$346,669	$(302,148)	$439,349
Adjustments to reconcile net income (loss) to net cash provided by (used for) by operating activities:
Depreciation and amortization	71,401	72,417	54,704
Deferred income taxes	13,718	30,545	(26,661)
Restructuring charges, net	24,752	65,506	18,976
Equity-based compensation expense	50,463	53,042	42,516
Income tax benefit on equity-based compensation plans	10,635	(14,294)	83,472
Excess tax benefit on equity-based compensation plans	(10,234)	6,273	(58,904)
Net gain on settlement of call option	—	—	(33,839)
Goodwill impairment	—	96,255	—
Other, net	3,190	9,353	(3,319)
Changes in operating asset accounts:
Accounts receivable, net of allowance	(246,653)	152,086	99,887
Inventories	(79,701)	46,052	19,684
Prepaid expenses and other assets	(23,647)	5,888	(21,972)
Trade accounts payable	71,600	(39,381)	(40,125)
Deferred profit	77,407	(82,464)	(64,007)
Accrued expenses and other liabilities	41,113	(177,259)	80,558

Net cash provided by (used for) operating activities	350,713	(78,129)	590,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(35,590)	(44,282)	(76,803)
Acquisitions of businesses, net of cash acquired	—	(19,457)	(482,574)
Purchases of available-for-sale securities	(192,755)	(209,298)	(310,873)
Sales and maturities of available-for-sale securities	114,768	383,062	329,695
Purchase of call option	—	—	(13,506)
Proceeds from settlement of call option	—	—	47,345
Purchase of other investments	(2,184)	(3,439)	(4,560)
Loans made	(800)	(8,375)	—
Transfer of restricted cash and investments	13,205	(92,206)	15,471

Net cash provided by (used for) investing activities	(103,356)	6,005	(495,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(21,040)	(256,047)	(251,714)
Net proceeds from issuance of long-term debt	336	625	251,915
Excess tax benefit on equity-based compensation plans	10,234	(6,273)	58,904
Treasury stock purchases	(93,032)	(30,946)	(14,552)
Reissuances of treasury stock	17,452	19,797	8,563
Proceeds from issuance of common stock	13,386	12,014	12,694

Net cash provided by (used for) financing activities	(72,664)	(260,830)	65,810

Effect of exchange rate changes on cash	(3,093)	(25,416)	(1,754)
Net increase (decrease) in cash and cash equivalents	171,600	(358,370)	158,570
Cash and cash equivalents at beginning of year	374,167	732,537	573,967

Cash and cash equivalents at end of year	$545,767	$374,167	$732,537

Schedule of noncash transactions
Acquisition of leased equipment	$—	$454	$21,784

Accrued payables for stock repurchases	$13,500	$—	$—

Supplemental disclosures:
Cash payments for interest	$878	$7,808	$10,900

Cash payments for income taxes	$16,261	$33,583	$74,243

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 24, 2007	123,535	$124	$1,194,215	$(1,483,169)	$(4,302)	$1,469,452	$1,176,320

Sale of common stock	1,703	1	12,695	—	—	—	12,696
Purchase of treasury stock	(287)	—	—	(14,552)	—	—	(14,552)
Tender offer	—	—	(2,282)	—	—	—	(2,282)
Income tax benefit on equity-based compensation plans	—	—	74,865	—	—	—	74,865
Reissuance of treasury stock	236	—	1,543	7,020	—	—	8,563
Equity-based compensation expense	—	—	42,516	—	—	—	42,516
Adoption of interpretive guidance on uncertainties in income taxes	—	—	8,607	—	—	17,593	26,200
Components of comprehensive income:
Net income	—	—	—	—	—	439,349	439,349
Foreign currency translation adjustment	—	—	—	—	12,557	—	12,557
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	398	—	398
Unrealized gain on financial instruments, net	—	—	—	—	2,787	—	2,787
Less: Reclassification adjustment for gains included in earnings	—	—	—	—	(461)	—	(461)
Change in retiree medical benefit	—	—	—	—	(359)	—	(359)

Total comprehensive income	—	—	—	—	—	—	454,271

Balance at June 29, 2008	125,187	$125	$1,332,159	$(1,490,701)	$10,620	$1,926,394	$1,778,597

Sale of common stock	1,806	2	12,012	—	—	—	12,014
Purchase of treasury stock	(1,367)	(1)	—	(30,945)	—	—	(30,946)
Income tax benefit on equity-based compensation plans	—	—	(14,294)	—	—	—	(14,294)
Reissuance of treasury stock	906	1	(6,157)	25,953	—	—	19,797
Equity-based compensation expense	—	—	53,511	—	—	—	53,511
Components of comprehensive loss:
Net loss	—	—	—	—	—	(302,148)	(302,148)
Foreign currency translation adjustment	—	—	—	—	(58,587)	—	(58,587)
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	(6,633)	—	(6,633)
Unrealized gain on financial instruments, net	—	—	—	—	1,192	—	1,192
Less: Reclassification adjustment for losses included in earnings	—	—	—	—	501	—	501
Change in retiree medical benefit	—	—	—	—	85	—	85

Total comprehensive loss	—	—	—	—	—	—	(365,590)

Balance at June 28, 2009	126,532	$127	$1,377,231	$(1,495,693)	$(52,822)	$1,624,246	$1,453,089

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Sale of common stock	1,619	1	13,386	—	—	—	13,386
Purchase of treasury stock	(2,982)	(3)	—	(106,531)	—	—	(106,532)
Income tax benefit on equity-based compensation plans	—	—	10,635	—	—	—	10,635
Reissuance of treasury stock	777	1	1,224	20,807	—	(4,579)	17,452
Equity-based compensation expense	—	—	50,463	—	—	—	50,463
Components of comprehensive income:
Net income	—	—	—	—	—	346,669	346,669
Foreign currency translation adjustment	—	—	—	—	(13,868)	—	(13,868)
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	(414)	—	(414)
Unrealized gain on financial instruments, net	—	—	—	—	2,062	—	2,062
Less: Reclassification adjustment for gains included in earnings	—	—	—	—	(645)	—	(645)
Change in retiree medical benefit	—	—	—	—	(4,162)	—	(4,162)

Total comprehensive income	—	—	—	—	—	—	329,642

Balance at June 27, 2010	125,946	$126	$1,452,939	$(1,581,417)	$(69,849)	$1,966,336	$1,768,135

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2010

Note 1: Company and Industry Information

The Company designs, manufactures, markets, refurbishes and services semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. The Company leverages its expertise in the areas of etch and single-wafer clean to develop processing solutions that typically benefit its customers through lower defect rates, enhanced yields, faster processing time, or reduced cost. The Company sells its products and services primarily to companies involved in the production of semiconductors in North America, Europe, Taiwan, Korea, Japan, and Asia Pacific.

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2010, 2009, and 2008 may not necessarily be indicative of future operating results.

Note 2: Summary of Significant Accounting Policies

The preparation of financial statements, in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions we believed to be applicable, and evaluated them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

Revenue Recognition: The Company recognizes all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and the Company has completed its system installation obligations, received customer acceptance or is otherwise released from its installation or customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. Revenue from multiple-element arrangements is allocated among the separate elements based on their relative fair values, provided the elements have value on a stand-alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract.

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

JUNE 27, 2010

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

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company provides standard warranties for our systems that generally run for a period of 12 months from system acceptance. When appropriate, the Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The Company does not maintain general or unspecified reserves; all warranty reserves are related to specific systems. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

Actual warranty expenses are accounted for on a system-by-system basis and may differ from the Company’s original estimates. While the Company periodically monitors the performance and cost of warranty activities, if actual costs incurred are different than its estimates, the Company may recognize adjustments to provisions in the period in which those differences arise or are identified. In addition to the provision of standard warranties, the Company offers customer-paid extended warranty services. Revenues for extended maintenance and warranty services with a fixed payment amount are recognized on a straight-line basis over the term of the contract. Related costs are recorded either as incurred or when related liabilities are determined to be probable and estimable.

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: GAAP requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of the Company’s stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method of amortization.

The Company makes quarterly assessments of the adequacy of its tax credit pool related to equity-based compensation to determine if there are any deficiencies that require recognition in its consolidated statements of operations. The Company will only recognize a benefit from stock-based compensation in paid-in-capital if an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

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

Income Taxes: Deferred income taxes reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more-likely-than-not to be realized. Realization of the Company’s net deferred tax assets is dependent on future taxable income. The Company believes it is more-likely-than-not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at the time. In the event that the Company determines that it would not be able to realize all or part of its net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if the Company later determined that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

The Company calculates its current and deferred tax provision based on estimates and assumptions that can differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified.

In July 2006, the FASB issued guidance which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The Company adopted this guidance on June 25, 2007. It provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. This guidance also includes information concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

Goodwill and Intangible Assets: Goodwill represents the amount by which purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. The carrying value of goodwill is allocated to our reporting units. Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

The Company reviews goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to our reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, the Company is required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The Company determines the fair value of its reporting units by using a weighted combination of both a market and an income approach, as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants.

Under the market approach, the Company utilizes information regarding the reporting unit as well as publicly available industry information to determine various financial multiples to value our reporting units. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

In estimating the fair value of a reporting unit for the purposes of the Company’s annual or periodic analyses, the Company makes estimates and judgments about the future cash flows of its reporting units, including estimated growth rates and assumptions about the economic environment. Although the Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates it is using to manage the underlying businesses, there is significant judgment involved in determining the cash flows attributable to a reporting unit. In addition, the Company makes certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. The Company also considers its market capitalization and that of its competitors on the date it performs the analysis. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

As a result, several factors could result in impairment of a material amount of the Company’s goodwill balance in future periods, including, but not limited to: (1) weakening of the global economy, weakness in the semiconductor equipment industry, or failure of the Company to reach its internal forecasts, which could impact the Company’s ability to achieve its forecasted levels of cash flows and reduce the estimated discounted cash flow value of its reporting units; and (2) a decline in the Company’s stock price and resulting market capitalization, if the Company determines that the decline is sustained and indicates a reduction in the fair value of the Company’s reporting units below their carrying value. Further, the value assigned to intangible assets, other than goodwill, is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the asset to its realizable value.

Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 27, 2010 and included 52 weeks. The fiscal year ended June 28, 2009 included 52 weeks and the fiscal year ended June 29, 2008 included 53 weeks. The Company’s next fiscal year, ending on June 26, 2011 will include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Cash Equivalents and Short-Term Investments: All investments purchased with an original final maturity of three months or less are considered to be cash equivalents. The Company’s mutual funds are classified as trading securities as of the respective balance sheet dates. All of the Company’s other short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and any material temporary difference between the cost and fair value of available-for-sale securities is presented as a separate component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against “Other income (expense)” when a decline in fair value is determined to be other-than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more-likely-than-not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. The specific identification method is used to determine the realized gains and losses on investments.

Allowance for Doubtful Accounts: We evaluate our allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, we provide a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We also provide allowances based on our write-off history. We charge accounts receivable balances against our allowance for doubtful accounts once we have concluded our collection efforts are unsuccessful. Accounts receivable is considered past due when not paid in accordance with the contractual terms of the related arrangement.

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

Derivative Financial Instruments: The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

market risk associated with foreign currency exchange rate fluctuations. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company has a policy that allows the use of derivative financial instruments, specifically foreign currency forward exchange rate contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue transactions denominated in Japanese yen and net monetary assets or liabilities denominated in various foreign currencies. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is or was exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are established and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, Swiss francs, Euros, and Taiwanese dollars), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates and interest rates observed in the market.

The Company considers its most current outlook in determining the level of foreign currency denominated intercompany revenue to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue is hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense) on the consolidated statement of operations at that time.

For further details related to the Company’s derivatives, see Note 4 of the Notes to the Consolidated Financial Statements.

Guarantees: The Company accounts for guarantees in accordance with applicable accounting guidance. Accordingly, the Company evaluates its guarantees to determine whether (a) the guarantee is specifically excluded from the scope of such guidance, (b) the guarantee is subject to disclosure requirements only, but not subject to the initial recognition and measurement provisions, or (c) the guarantee is required to be recorded in the financial statements at fair value. The Company has recorded a liability for certain guaranteed residual values related to specific facility lease agreements. The Company has evaluated its remaining guarantees and has concluded that they do not require disclosure or do not require recognition in the financial statements. These guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products.

Foreign Currency Translation: The Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, primarily generate and expend cash in their local currency. Billings and receipts for their labor and services are primarily denominated in the local currency, and the workforce is paid in local currency. Their individual assets and liabilities are primarily denominated in the local foreign currency and do not materially impact the Company’s cash flows. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated at the fiscal period-end exchange rate, and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments and are a component of accumulated other comprehensive income (loss). Translation adjustments are recorded in other income (expense), net, where the U.S. dollar is the functional currency.

Reclassifications: Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2010 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Note 3: Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the applicable accounting guidance for business combinations. The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised guidance also establishes disclosure requirements to enable readers to evaluate the nature and financial effects of the business combination. The accounting treatment of tax benefits from acquired companies has changed under the revised guidance. Any changes to the tax benefits associated with valuation allowances related to business combinations will be recorded through income tax expense. The Company adopted the revised guidance on June 29, 2009, and the adoption did not have a significant impact on its results of operations or financial condition.

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary are reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment when a subsidiary is deconsolidated is initially measured at fair value. The Company adopted the guidance on June 29, 2009, and the adoption did not have a significant impact on its results of operations or financial condition.

In April 2009, the FASB issued guidance that requires publicly-traded companies to disclose the fair value of financial instruments in interim financial statements. The Company adopted this guidance on June 29, 2009, and the adoption resulted in expanded disclosures, and the adoption did not have a significant impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a significant impact on the Company’s financial statements.

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance in the beginning of fiscal year 2011 and does not believe the adoption will have a significant impact on its results of operations or financial condition.

In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance in the beginning of fiscal year 2011 and does not believe the adoption will have a significant impact on its results of operations or financial condition.

Note 4: Financial Instruments

Fair Value

Pursuant to the accounting guidance for fair value measurement and its subsequent updates, the Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2010:

	Total	Fair Value Measurement at June 27, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Fixed Income
Money Market Funds	$470,936	$470,936	$—	$—
Municipal Notes and Bonds	103,903	—	103,903	—
US Treasury & Agencies	3,447	—	3,447	—
Government-Sponsored Enterprises	6,060	6,060	—	—
Foreign Governments	1,008	—	1,008	—
Bank and Corporate Notes	289,437	169,723	119,636	78
Mortgage Backed Securities — Residential	6,106	—	6,106	—
Mortgage Backed Securities — Commercial	42,964	—	42,964	—

Total Fixed Income	$923,861	$646,719	$277,064	$78
Equities	7,636	7,636	—	—
Mutual Funds	18,124	18,124	—	—
Derivatives Assets	2,063	—	2,063	—

Total	$951,684	$672,479	$279,127	$78

Liabilities
Derivative liabilities	$470	$—	$470	$—

The amounts in the table above are reported in the consolidated balance sheet as of June 27, 2010 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$478,286	$477,279	$1,007	$—
Short-Term Investments	280,690	4,555	276,057	78
Restricted cash and investments	164,885	164,885	—	—
Prepaid expenses and other current assets	2,063	—	2,063	—
Other assets	25,760	25,760	—	—

	$951,684	$672,479	$279,127	$78

Accrued expenses and other current liabilities	$470	$—	$470	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

At June 27, 2010 the fair value of Level 3 assets measured on a recurring basis was $0.1 million and consisted of a corporate note security. Fair values were based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009:

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

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of long-term debt and capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. The fair value of cash equivalents, short-term investments, restricted cash and investments, long-term investments, and foreign currency related derivatives are based on quotes from brokers using market prices for similar instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Investments

The following tables summarize the Company’s investments (in thousands):

	June 27, 2010				June 28, 2009
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$67,830	$—	$—	$67,830	$95,996	$—	$—	$95,996
Fixed Income Money Market Funds	470,936	—	—	470,936	273,439	—	—	273,439
Municipal Notes and Bonds	102,130	1,784	(11)	103,903	101,587	2,069	(38)	103,618
US Treasury & Agencies	3,437	10	—	3,447	23,828	387	(31)	24,184
Government-Sponsored Enterprises	5,976	84	—	6,060	6,177	146	—	6,323
Foreign Governments	1,007	1	—	1,008	1,024	—	—	1,024
Bank and Corporate Notes	287,922	1,608	(93)	289,437	227,244	1,025	(98)	228,171
Mortgage Backed Securities — Residential	5,825	323	(42)	6,106	11,328	385	(83)	11,630
Mortgage Backed Securities — Commercial	42,765	275	(76)	42,964	13,465	166	(189)	13,442

Total Cash and Short -Term Investments	$987,828	$4,085	$(222)	$991,691	$754,088	$4,178	$(439)	$757,827

Publicly traded equity securities	$9,471	$—	$(1,835)	$7,636	$8,359	$—	$(3,398)	$4,961
Mutual Funds	19,043	—	(919)	18,124	—	—	—	—

Total Financial Instruments	$1,016,342	$4,085	$(2,976)	$1,017,451	$762,447	$4,178	$(3,837)	$762,788

As Reported
Cash and Cash Equivalents	$545,766	$1	$—	$545,767	$374,167	$—	$—	$374,167
Short-Term Investments	276,828	4,084	(222)	280,690	201,482	4,178	(439)	205,221
Restricted cash and investments	165,234	—	—	165,234	178,439	—	—	178,439
Other Assets	28,514	—	(2,754)	25,760	8,359	—	(3,398)	4,961

Total	$1,016,342	$4,085	$(2,976)	$1,017,451	$762,447	$4,178	$(3,837)	$762,788

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Net realized gains (losses) on investments included other-than-temporary impairment charges of $0.9 million, $0.3 million and $1.0 million in fiscal years 2010, 2009 and 2008, respectively. Additionally, realized gains (losses) from sales of investments were approximately $0.8 million and $(0.2) million in fiscal year 2010, $2.2 million and $(1.9) million in fiscal year 2009 and $3.3 million and $(1.3) million in fiscal year 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of June 27, 2010 (in thousands):

	June 27, 2010
	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Income Securities
Municipal Notes and Bonds	$6,567	$(11)	$—	$—	$6,567	$(11)
Bank and Corporate Bonds	24,996	(92)	204	(1)	25,200	(93)
Mortgage Backed Securities — Residential	—	—	395	(42)	395	(42)
Mortgage Backed Securities — Commercial	15,558	(76)	—	—	15,558	(76)

Total Fixed Income	$47,121	$(179)	$599	$(43)	$47,720	$(222)

The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities are as follows:

	June 27, 2010		June 28, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$723,143	$723,707	$504,359	$504,597
Due in more than one year	196,855	200,154	153,732	157,233

	$919,998	$923,861	$658,091	$661,830

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

Cash Flow Hedges

The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of Japanese yen-denominated revenues, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during the twelve months ended June 27, 2010 associated with ineffectiveness or forecasted transactions that failed to occur. There were $4.0 million of deferred net losses associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and were recognized in “Other income (expense), net” in the Company’s consolidated statements of operations during twelve months ended June 28, 2009. There were no gains or losses during the twelve months ended June 29, 2008 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other comprehensive income” would be reclassified to income immediately. At June 27, 2010, the Company had a de minimis amount of losses accumulated in other comprehensive income.

Balance Sheet Hedges

The Company also enters into foreign exchange forward contracts to hedge the effects of foreign currency fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily intercompany receivables and payables. These foreign exchange forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, recorded in other income (expense).

As of June 27, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as ASC 815 Hedging Instruments:	Derivatives Not Designated as ASC 815 Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$73,349	$—
Sell JPY		76,624
Buy CHF		189,158
Buy EUR		48,046
Sell EUR		9,882
Buy TWD		65,384

	$73,349	$389,094

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 27, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as ASC 815 hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$30	Accrued liabilities	$(52)
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	Prepaid expense and other assets	$2,033	Accrued liabilities	$(418)

Total derivatives		$2,063		$(470)

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 28, 2009 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as ASC 815 hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$6	Accrued liabilities	$—
Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange forward contracts	Prepaid expense and other assets	$68	Accrued liabilities	$(69)

Total derivatives		$74		$(69)

The effect of derivative instruments designated as cash flow hedges on the Company’s consolidated statements of operations for the twelve months ended June 27, 2010 and June 28, 2009 was as follows:

	Twelve Months Ended June 27, 2010
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as ASC 815 Hedging Instruments:
Foreign exchange forward contracts	$388	$404	$—	$59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

	Twelve Months Ended June 28, 2009
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as ASC 815 Hedging Instruments:
Foreign exchange forward contracts	$(11,840)	$(3,485)	$(4,085)	$1,462

(1)	Amount recognized in other comprehensive income (loss) (effective portion).

(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (loss) (effective portion) located in revenue.

(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.

(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s consolidated statement of operations for the twelve months ended June 27, 2010 and June 28, 2009 was as follows:

	Twelve Months Ended
	June 27, 2010	June 28, 2009
	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
	(in thousands)
Derivatives Not Designated as ASC 815 Hedging Instruments:
Foreign exchange forward contracts	$(17,367)	$(953)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short term investments, restricted cash and investments, loans receivable, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit in major financial institutions in various countries throughout the world. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

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

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions and to date no such counterparty has failed to meet its financial obligations to the Company. The Company does not anticipate nonperformance by these counterparties.

As of June 27, 2010, two customers accounted for approximately 24% and 22 % of accounts receivable. As of June 28, 2009, three customers accounted for approximately 17%, 15%, and 14% of accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

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

Note 5: Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	June 27, 2010	June 28, 2009
	(in thousands)
Raw materials	$159,574	$145,421
Work-in-process	67,114	35,487
Finished goods	91,791	52,502

	$318,479	$233,410

Note 6: Property and Equipment

Property and equipment, net, consist of the following:

	June 27, 2010	June 28, 2009
	(in thousands)
Manufacturing, engineering and office equipment	$252,771	$254,397
Computer equipment and software	77,249	69,567
Land	15,788	16,550
Buildings	62,085	64,488
Leasehold improvements	55,300	52,115
Furniture and fixtures	14,095	13,295

	477,288	470,412
Less: accumulated depreciation and amortization	(276,952)	(254,746)

	$200,336	$215,666

Depreciation expense, including amortization of capital leases, recognized during fiscal years 2010, 2009, and 2008 was $47.8 million, $48.4 million, and $36.8 million, respectively.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 27, 2010	June 28, 2009
	(in thousands)
Accrued compensation	$164,579	$171,609
Warranty reserves	31,756	21,185
Income and other taxes payable	54,874	31,970
Other	58,188	56,571

	$309,397	$281,335

Following a voluntary independent review of the Company’s historical employee stock option grant process, the Company considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

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

During fiscal year 2010, the Company reached a final settlement with respect to its Section 409A liabilities, which resulted in a reduction of the liability and net credits recognized in the statements of operations of $(5.8) million recorded in cost of goods sold and $(38.6) million recorded in operating expenses.

Note 8: Other Income (Expense), Net

The significant components of other income (expense), net, are as follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
Interest income	$8,598	$24,283	$51,194
Interest expense	(994)	(6,497)	(12,674)
Foreign exchange gains (losses)	(103)	922	31,070
Other, net	(2,770)	(558)	(2,045)

	$4,731	$18,150	$67,545

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

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands, except per share data)
Numerator:
Net income (loss)	$346,669	$(302,148)	$439,349

Denominator:
Basic average shares outstanding	126,933	125,595	124,647
Effect of potential dilutive securities:
Employee stock plans	1,193	—	1,857

Diluted average shares outstanding	128,126	125,595	126,504

Net income (loss) per share — Basic	$2.73	$(2.41)	$3.52

Net income (loss) per share — Diluted	$2.71	$(2.41)	$3.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
Number of potentially dilutive securities excluded	577	2,699	250

Note 10: Comprehensive Income (Loss)

The components of comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
Net income (loss)	$346,669	$(302,148)	$439,349
Foreign currency translation adjustment	(13,868)	(58,587)	12,557
Unrealized gain (loss) on fair value of derivative financial instruments, net	(414)	(6,633)	398
Unrealized gain on financial instruments, net	2,062	1,192	2,787
Reclassification adjustment for loss (gain) included in earnings	(645)	501	(461)
Postretirement benefit plan adjustment	(4,162)	85	(359)

Comprehensive income (loss)	$329,642	$(365,590)	$454,271

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	June 27, 2010	June 28, 2009
	(in thousands)
Accumulated foreign currency translation adjustment	$(65,843)	$(51,975)
Accumulated unrealized gain (loss) on derivative financial instruments	(1)	15
Accumulated unrealized gain on financial instruments	1,225	206
Postretirement benefit plan adjustment	(5,230)	(1,068)

Accumulated other comprehensive loss	$(69,849)	$(52,822)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Note 11: Equity-Based Compensation Plans

The Company has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and restricted stock units, of Lam Research Common Stock. In addition, these plans permit the grant of nonstatutory equity-based awards to consultants and outside directors. Pursuant to the plans, the equity-based award price is determined by the Board of Directors or its designee, the plan administrator, but in no event will the exercise price for any option be less than the fair market value of the Company’s Common Stock on the date of grant. Equity-based awards granted under the plans vest over a period determined by the Board of Directors or the plan administrator. The Company also has an ESPP that allows employees to purchase shares of its Common Stock through payroll deduction at a discounted price. A summary of stock plan transactions is as follows:

	Options Outstanding		Weighted- Average Exercise Price	Restricted Stock Units Outstanding
	Available For Grant	Number of Shares		Number of Shares	Weighted- Average FMV at Grant
June 24, 2007	23,999,837	3,285,140	$20.37	1,843,675	$43.14
Granted	(960,157)	—	$—	960,157	$43.41
Exercised		(663,681)	$19.13
Canceled	84,124	(14,765)	$23.23	(69,359)	$47.97
Expired	(7,283,998)
Vested restricted stock				(1,038,249)	$37.56

June 29, 2008	15,839,806	2,606,694	$21.60	1,696,224	$46.51
Granted	(2,592,679)	476,094	$20.21	2,116,585	$27.29
Exercised		(731,934)	$16.42
Canceled	981,297	(760,538)	$24.97	(220,759)	$43.98
Expired	(3,516,323)
Vested restricted stock				(1,071,987)	$47.26

June 28, 2009	10,712,101	1,590,316	$22.10	2,520,063	$30.32
Granted	(1,383,941)	—	$—	1,383,941	$34.71
Exercised		(642,861)	$20.91
Canceled	259,579	(62,030)	$41.36	(197,549)	$33.23
Vested restricted stock				(965,693)	$35.29

June 27, 2010	9,587,739	885,425	$21.61	2,740,762	$30.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Outstanding and exercisable options presented by price range at June 27, 2010 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$14.38-$14.81	39,595	0.49	$14.61	39,595	$14.61
$16.14-$16.88	53,111	1.13	$16.40	53,111	$16.40
$17.50-$18.75	7,725	0.39	$18.15	7,725	$18.15
$19.25-$20.71	494,044	3.58	$20.22	17,950	$20.44
$21.26-$22.79	12,475	1.14	$21.84	12,475	$21.84
$23.03-$23.99	39,665	1.21	$23.60	39,665	$23.60
$24.19-$24.72	107,600	1.36	$24.52	107,600	$24.52
$25.25-$27.79	41,350	0.93	$26.42	41,350	$26.42
$28.00-$29.47	85,750	4.05	$29.03	85,750	$29.03
$31.40-$36.88	4,110	0.44	$31.55	4,110	$31.55

$14.38-$36.88	885,425	2.76	$21.61	409,331	$23.24

The Company awarded a total of 1,383,941 and 2,116,585 restricted stock units during fiscal years 2010 and 2009, respectively. Certain of the unvested restricted stock units at June 27, 2010 include Company-specific performance targets as vesting criteria. As of June 27, 2010, a total of 2,740,762 restricted stock units remained subject to vesting requirements. The Company did not award any stock options during fiscal year 2010. The Company awarded 476,094 stock options during fiscal year 2009, all of which remain subject to vesting requirements as of June 27, 2010.

The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of June 27, 2010 there were a total of 3,626,187 shares subject to options and restricted stock units issued and outstanding under the Company’s Stock Plans. As of June 27, 2010, there were a total of 9,587,739 shares available for future issuance under the 2007 Stock Incentive Plan.

The ESPP allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. In fiscal year 2004, the Company’s stockholders approved an amendment to the 1999 ESPP to (i) each year automatically increase the number of shares available for issuance under the plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company will redeem in public market and private purchases for such purpose and (ii) to authorize the Plan Administrator (the Compensation Committee of the Board) to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. The automatic annual increase provides that the number of shares in the plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company redeems, in public-market or private purchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of Common Stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal years 2010, 2009, and 2008, the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.9 million each year, subject to the Company’s repurchase of an equal number of shares in public market or private purchases.

During fiscal year 2010, a total of 777,448 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. A total of 12,164,242 shares of the Company’s Common Stock have been issued under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

1999 ESPP through June 27, 2010, at prices ranging from $4.11 to $46.25 per share. At June 27, 2010, 8,499,066 shares were available for purchase under the 1999 ESPP.

The Company recognized equity-based compensation expense of $50.5 million during fiscal year 2010, $53.0 million during fiscal year 2009, and $42.5 million during fiscal year 2008. The income tax benefit recognized in the consolidated statements of operations related to equity-based compensation expense was $8.3 million during fiscal 2010, $9.1 million during fiscal year 2009, and $7.0 million during fiscal year 2008. The tax benefit realized from the exercise and vesting of stock options and restricted stock was $11.1 million during fiscal year 2010, $8.1 million during fiscal year 2009, and $18.2 million during fiscal year 2008. The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

Stock Options and Restricted Stock Units

Stock Options

The Company did not grant any stock options during fiscal years 2010 or 2008. The fair value of the Company’s stock options granted during fiscal year 2009 was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The Company assumed no expected dividends and the following assumptions were used to value these stock options:

Expected term	4.0	years
Expected volatility	46.9%
Risk-free interest rate	2.07%

The year-end intrinsic value relating to stock options for fiscal years 2010, 2009, and 2008 is presented below:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(millions)
Intrinsic value — options outstanding	$16.50	$6.70	$41.20
Intrinsic value — options exercisable	$6.96	$4.50	$40.74
Intrinsic value — options exercised	$9.98	$7.20	$22.18

As of June 27, 2010, there was $1.2 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized through the March 2011 quarter. Cash received from stock option exercises was $13.4 million, $12.0 million, and $12.7 million during fiscal years 2010, 2009, and 2008, respectively.

Restricted Stock Units

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 27, 2010, there was $59.5 million of total unrecognized compensation cost related to unvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining vesting period of 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

ESPP

ESPP rights were valued using the Black-Scholes model. During fiscal years 2010, 2009, and 2008 ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Expected life (years)	0.78	0.68	0.82
Expected stock price volatility	59.07%	74.00%	42.60%
Risk-free interest rate	0.61%	0.41%	2.00%

As of June 27, 2010, there was $3.6 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of 6 months.

Note 12: Profit Sharing and Benefit Plans

Profit Sharing

Profit sharing is awarded to certain employees based upon performance against specific corporate financial and operating goals. Distributions to employees by the Company are based upon a percentage of earned compensation, provided that a threshold level of the Company’s financial and performance goals are met. In addition to profit sharing the Company has other bonus plans based on achievement of profitability and other specific performance criteria. Charges to expense under these plans were $72.5 million, $16.2 million, and $93.1 million during fiscal years 2010, 2009, and 2008, respectively.

Employee Savings and Retirement Plan

The Company maintains a 401(k) retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 1% to 75% of his or her annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are 100% vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of approximately $4.3 million, $4.7 million, and $5.0 million in fiscal years 2010, 2009, and 2008, respectively.

Additionally, outside of North America, the Company provides long term savings plans for its employees consistent with local practice and market competitiveness.

Deferred Compensation Arrangements

The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a of deferral subaccount or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 27, 2010 and June 28, 2009 the liability of the Company to the plan participants was $55.1 million and $52.4 million, respectively, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of June 27, 2010 and June 28, 2009 the Company invested in certain assets in the form of retail mutual funds and company owned life insurance policies that correlate to the deferred compensation obligations of $53.0 million and $26.8 million, respectively, which was recorded in other assets on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Postretirement Healthcare Plan

The Company maintains a postretirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $8.9 million and $2.6 million as of June 27, 2010 and June 28, 2009, respectively.

Note 13: Commitments

The Company has certain obligations to make future payments under various contracts. Consistent with GAAP, some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s long-term debt and capital lease obligations. The Company’s off-balance sheet arrangements include contractual relationships for operating leases, purchase obligations, and guarantees. The Company’s contractual cash obligations and commitments relating to long-term debt and off-balance sheet agreements are included in the table below. These amounts exclude $110.5 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 14, of Notes to Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building lease obligations assumed from the Company’s acquisition of SEZ and an office equipment lease. The amounts in the table below include the interest portion of payment obligations.

Long-Term Debt

During fiscal year 2010 the Company made $21.0 million in principal payments on long-term debt and capital leases. During fiscal year 2009, the Company paid the outstanding principal balance of $250.0 million of its existing long-term debt with ABN AMRO Bank N.V. (“ABN AMRO”) using existing cash balances. There were no penalties associated with the payment. In connection with the payment, the parties agreed to terminate the ABN AMRO Credit Agreement and related Collateral Documents. ABN AMRO continues to be a participant in our operating leases with BNP Paribas Leasing Corporation and continues to provide banking services to the Company for customary fees.

The Company’s remaining total long-term debt of $7.0 million as of June 27, 2010 is the result of obligations the Company assumed in connection with the acquisition of SEZ, consisting of various bank loans and government subsidized technology loans supporting operating needs.

The Company’s contractual cash obligations relating to its existing capital leases and long-term debt as of June 27, 2010 were as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,671	$3,598	$5,269
Two years	1,682	2,789	4,471
Three years	1,655	576	2,231
Four years	1,373	—	1,373
Five years	1,373	—	1,373
Over 5 years	9,206	—	9,206

Total	16,960	6,963	23,923
Interest on capital leases	1,311		1,311

Current portion of long-term debt and capital leases	1,369	3,598	4,967

Long-term debt and capital leases	$14,280	$3,365	$17,645

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Operating Leases

The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases, which expire at various dates through fiscal year 2016. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with an option to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2010, 2009, and 2008 was approximately $6 million, $9 million, and $11 million, respectively.

Included in the Operating Leases five years section of the table below is $141.7 million in guaranteed residual values for lease agreements relating to certain properties at the Company’s Fremont, California campus and properties in Livermore, California.

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

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. As of June 27, 2010, the Company had $164.9 million recorded as restricted cash in its consolidated balance sheet as collateral required under the Operating Leases related to the amounts currently outstanding on the facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

The Company’s contractual cash obligations with respect to operating leases as of June 27, 2010 were as follows:

Operating Leases
(in thousands)
Payments due by period:
One year	$8,012
Two years	5,068
Three years	4,092
Four years	2,883
Five years	143,162
Over 5 years	7,875

Total	$171,092

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented below contains the Company’s obligations at June 27, 2010 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties that could increase or decrease amounts actually paid.

Consignment inventories, which are owned by vendors but located in the Company’s storage locations and warehouses, are not reported as the Company’s inventory until title is transferred to the Company or its purchase obligation is determined. At June 27, 2010, vendor-owned inventories held at the Company’s locations and not reported as its inventory were $33.7 million.

The Company’s contractual cash obligations and commitments related to these agreements as of June 27, 2010 are as follows:

Purchase Obligations
(in thousands)
Payments due by period:
One year	$128,469
Two years	33,370
Three years	26,306
Four years	14,798
Five years	11,851
Over 5 years	7,715

Total	$222,509

Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its lease agreements. The Company has entered into certain insurance contracts that may limit its exposure to these indemnification obligations. As of June 27, 2010, the Company has not recorded any liability on its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

consolidated financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

Generally, the Company indemnifies its customers for infringement of third-party intellectual property rights by the Company’s products or services, under pre-determined conditions and limitations. The Company seeks to limit its liability for any indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe, based on information available, that it is probable that any material amounts will be paid under these indemnities.

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of June 27, 2010, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

During fiscal year 2010, the Company recognized a restructuring charge of $13.0 million related to the reassessment of the residual value guarantee for previously restructured leases; the liability was recorded in other long-term liabilities.

Warranties

The Company provides standard warranties on our systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 27, 2010	June 28, 2009
	(in thousands)
Balance at beginning of period	$21,185	$61,308
Warranties assumed upon acquisitions	—	878
Warranties issued during the period	36,875	13,613
Settlements made during the period	(18,673)	(31,553)
Expirations and change in liability for pre-existing warranties during the period	(7,301)	(20,805)
Changes in foreign currency exchange rates	(330)	(2,256)

Balance at end of period	$31,756	$21,185

Note 14: Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
United States	$140,309	$26,200	$263,489
Foreign	289,832	(289,293)	313,487

	$430,141	$(263,093)	$576,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
Federal:
Current	$38,221	$(6,523)	$116,788
Deferred	11,438	11,668	(18,635)

	$49,659	$5,145	$98,153

State:
Current	$6,126	$(487)	$5,603
Deferred	5,009	8,047	930

	$11,135	$7,560	$6,533

Foreign:
Current	$22,813	$15,017	$38,294
Deferred	(135)	11,333	(5,353)

	$22,678	$26,350	$32,941

Total Provision for Income Taxes	$83,472	$39,055	$137,627

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets are as follows:

	June 27, 2010	June 28, 2009
	(in thousands)
Deferred tax assets:
Tax carryforwards	$50,182	$57,350
Allowances and reserves	63,143	72,037
Inventory valuation differences	7,764	11,656
Equity-based compensation	6,202	6,200
Capitalized R&D expenses	5,027	5,677
Other	5,088	4,095

Gross deferred tax assets	137,406	157,015
Valuation allowance	(36,957)	(35,518)

Net deferred tax assets	100,449	121,497
Deferred tax liabilities:
Fixed assets depreciation and intangibles amortization	(20,188)	(25,632)
State cumulative temporary differences	(10,118)	(11,917)
Amortization of goodwill	(6,026)	(4,326)

Gross deferred tax liabilities	(36,332)	(41,875)

Net deferred tax assets	$64,117	$79,622

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $37.0 million related to certain California and foreign deferred tax assets. To the extent realization of the deferred tax assets becomes more-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

likely-than-not, the Company would recognize such deferred tax asset as an income tax benefit during the period the realization occurred. However, ultimate realization of deferred tax assets could be negatively impacted by market conditions and other variables not known or anticipated at this time.

The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, we will only recognize a benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized or realizable after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the R&D tax credit through the consolidated statement of income (continuing operations) rather than through additional paid-in-capital.

As of June 27, 2010, the Company had California net operating loss carry-forwards of approximately $2.3 million. Unused net operating loss carry-forwards will expire in the year 2030. When recognized these net operating losses will result in a benefit to additional paid-in capital of approximately $0.1 million.

At June 27, 2010, the Company had federal and state tax credit carryforwards of approximately $182.5 million, of which approximately $66.8 million will expire in varying amounts between fiscal years 2026 and 2031. The remaining balance of $115.7 million of tax carryforwards may be carried forward indefinitely. The tax benefits relating to approximately $57.0 million of the tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 27, 2010, the Company had foreign net operating loss carryforwards of approximately $68.9 million, of which approximately $25.9 million may be carried forward indefinitely and $43.0 million will begin to expire in fiscal year 2012.

A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2010, 2009 and 2008) to actual income expense is as follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
	(in thousands)
Income tax expense computed at federal statutory rate	$150,549	$(92,083)	$201,942
State income taxes, net of federal tax benefit	4,754	(4,550)	3,712
Foreign income taxes at different rates	(84,081)	125,124	(84,077)
Tax credits	(4,410)	(9,273)	(6,745)
Valuation Allowance, net of federal tax benefit	4,627	12,109	—
Equity-based compensation	11,847	10,985	10,717
Other, net	186	(3,257)	12,078

	$83,472	$39,055	$137,627

Effective from fiscal year 2003 through June 2013, the Company has negotiated a tax holiday in Switzerland for one of its foreign subsidiaries, which is conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $45.9 million and $18.9 million for fiscal years 2010 and 2008, respectively. The Company did not record a tax benefit related to the tax holiday in 2009. The benefit of the tax holiday on diluted earnings per share was approximately $0.36 in fiscal year 2010, $0.00 in fiscal year 2009, and $0.15 in fiscal year 2008.

Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $1.01 billion at June 27, 2010. These earnings, which reflect full provisions for foreign income taxes, are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. and foreign withholding taxes of approximately $250.9 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. These accounting standards also provide guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of June 27, 2010, the total gross unrecognized tax benefits were $190.5 million compared to $178.4 million as of June 28, 2009, and $143.8 million as of June 29, 2008. During fiscal year 2010, gross unrecognized tax benefits increased by approximately $12 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $153.8 million, $125.5 million, and $101.8 million as of June 27, 2010, June 28, 2009, and June 29, 2008, respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in millions)
Beginning balance as of June 25, 2007 (date of adoption)	$119.2
Settlements and effective settlements with tax authorities and related remeasurements	(11.7)
Lapse of statute of limitations	(0.7)
Increases in balances related to tax positions taken during prior periods	—
Decreases in balances related to tax positions taken during prior periods	—
Increases in balances related to tax positions taken during current period	37.0

Balance as of June 29, 2008	$143.8
Settlements and effective settlements with tax authorities and related remeasurements	—
Lapse of statute of limitations	(0.7)
Increases in balances related to tax positions taken during prior periods	13.9
Decreases in balances related to tax positions taken during prior periods	(2.5)
Increases in balances related to tax positions taken during current period	23.9

Balance as of June 28, 2009	$178.4
Settlements and effective settlements with tax authorities and related remeasurements	(1.3)
Lapse of statute of limitations	(8.1)
Increases in balances related to tax positions taken during prior periods	5.5
Decreases in balances related to tax positions taken during prior periods	(2.0)
Increases in balances related to tax positions taken during current period	18.0

Balance as of June 27, 2010	$190.5

During fiscal year 2008, the Company completed its unilateral advanced pricing agreement (“APA”) with certain foreign tax authorities. As a result of the APA, the Company reduced its balance of gross unrecognized tax benefits by approximately $11.7 million, of which $8.1 million relates to years prior to fiscal year 2008.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $18.5 million, $19.1 million, and $12.6 million, cumulatively, for gross interest and penalties as of June 27, 2010, June 28, 2009 and June 29, 2008, respectively.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 27, 2010, tax years 2001-2009 remain subject to examination in the jurisdictions where the Company operates.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal year 2007. The California Franchise Tax Board (“FTB”) is examining the Company’s tax returns for fiscal years 2005 and 2006. It is anticipated that the IRS audit will be completed in fiscal year 2011. As of June 27, 2010, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The French tax authorities have examined the Company’s tax returns for the fiscal years 2004 through 2006 and have proposed certain adjustments to its transfer pricing. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of these audits will have no material adverse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

effects on its results of operations or financial condition. It is reasonably possible that certain examinations may be concluded in the next twelve months.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations in the next 12 months.

Note 15: Acquisitions

During fiscal year 2008, the Company acquired approximately 99% of the outstanding shares of SEZ, a major supplier of single-wafer wet clean technology and products to the global semiconductor manufacturing industry. The acquisition was an all-cash transaction. The Company acquired the remaining outstanding shares during the six months ended December 28, 2008. The acquisition of the shares was conducted pursuant to the terms of a Transaction Agreement entered into on December 10, 2007 by and between the Company and SEZ. SEZ’s Spin-Process single-wafer clean technology is part of a broad equipment portfolio for wafer cleaning and decontamination that is a key process adjacent to the etch process.

The acquisition was accounted for as a business combination and the purchase price at the time of acquisition was allocated based on the estimated fair value of net tangible and intangible assets acquired, and liabilities assumed.

The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows, in thousands:

Cash consideration	$628,092
Transaction costs	11,115

$639,207

Net tangible assets	$345,494
Intangible assets	67,743
Goodwill	225,970

$639,207

Unaudited pro forma financial information for the Company is presented below as if the acquisition of SEZ occurred at the beginning of the fiscal 2008. The pro forma information presented below is not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had the acquisition in fact occurred at the beginning of fiscal year 2008. The pro forma results below reflect certain adjustments to exclude one-time transaction costs incurred with the acquisition, to amortize intangible assets and to transition to an acceptance-based revenue recognition model with respect to the acquisition of SEZ.

Pro forma results of operations are as follows for the twelve months ended June 29, 2008:

June 29, 2008
Pro forma revenue	$2,687,846
Pro forma net income	445,621
Pro forma basic earnings per share	$3.58
Pro forma diluted earnings per share	$3.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Note 16: Goodwill and Intangible Assets

Goodwill

There were no changes in goodwill or accumulated impairment during the twelve months ended June 27, 2010. Gross goodwill and accumulated impairment losses as of both June 27, 2010 and June 28, 2009 were $265.5 million and $96.3 million, respectively. Changes in the balance of goodwill during the twelve months ended June 28, 2009 were as follows:

(in thousands)
Balance as of June 29, 2008	$281,298
Additional share purchases / acquisitions	10,960
Tax adjustments	(1,303)
Goodwill impairment	(96,255)
Effect of changes in foreign currency exchange rates	(25,518)

Balance as of June 28, 2009	$169,182

During fiscal year 2009, a combination of factors, including the economic environment, a sustained decline in the Company’s market valuation and a decline in the Company’s operating results were indicators of possible impairment of the Company’s goodwill. The Company conducted an analysis and concluded that the fair value of the Company’s Clean Product Group had been reduced below its carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009.

The calculation of the goodwill impairment charge was based on estimates of future operating results. If the Company’s future operating results do not meet current forecasts or if the Company experiences a sustained decline in its market capitalization that is determined to be indicative of a reduction in fair value of the Company’s Clean Product Group, an additional impairment analysis may be required which may result in additional impairment charges.

Goodwill attributable to the SEZ acquisition of approximately net $104 million is not tax deductible due to foreign jurisdiction law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of June 27, 2010 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(18,512)	$16,714	6.90
Existing technology	61,598	(27,084)	34,514	6.70
Other intangible assets	35,216	(27,783)	7,433	4.10
Patents	20,270	(11,207)	9,063	6.13

	$152,310	$(84,586)	$67,724	6.07

The following table provides details of the Company’s intangible assets subject to amortization as of June 28, 2009 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(13,557)	$21,669	6.90
Existing technology	61,598	(19,003)	42,595	6.70
Other intangible assets	35,216	(20,222)	14,994	4.10
Patents	20,270	(7,923)	12,347	6.13

	$152,310	$(60,705)	$91,605	6.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

The Company recognized $23.9 million, $24.0 million, and $17.9 million in intangible asset amortization expense during fiscal years 2010, 2009, and 2008, respectively.

The estimated future amortization expense of purchased intangible assets as of June 27, 2010 was as follows (in thousands):

Fiscal Year	Amount
2011	20,911
2012	17,802
2013	16,156
2014	10,269
2015	2,074
Thereafter	512

$67,724

Note 17: Segment, Geographic Information and Major Customers

The Company operates in one reportable business segment: manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation due to their identical customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing and distribution.

The Company operates in six geographic regions: North America, Europe, Japan, Korea, Taiwan, and Asia Pacific. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)
Revenue:
North America	$186,036	$171,359	$417,807
Europe	133,685	121,178	235,191
Japan	318,641	234,070	455,322
Korea	539,312	239,911	554,924
Taiwan	703,854	208,053	502,683
Asia Pacific	252,248	141,375	308,984

Total revenue	$2,133,776	$1,115,946	$2,474,911

	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)
Long-lived assets:
North America	$178,055	$183,372	$188,432
Europe	77,839	90,608	113,020
Japan	1,377	1,776	1,982
Korea	12,379	11,478	3,511
Taiwan	2,627	2,687	5,420
Asia Pacific	4,335	4,077	1,797

Total long-lived assets	$276,612	$293,998	$314,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

In fiscal year 2010, revenues from Samsung Electronics Company, Ltd., Taiwan Semiconductor Manufacturing Company, Ltd., and Toshiba Corporation accounted for approximately 24%, 15%, and 11%, respectively, of total revenues. In fiscal year 2009, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 11%, respectively, of total revenues. In fiscal year 2008, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 13%, respectively of total revenues.

Note 18: Restructuring and Asset Impairments

Prior to the end of each of the June 2008, December 2008, and March 2009 quarters, the Company initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008, December 2008, and March 2009 Plans (as defined below in this Note 18). Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments and certain contractual obligations for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as it was determined that these items would have no future economic benefit to the Company and have been abandoned.

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

The following table summarizes restructuring and asset impairment charges (recoveries) during fiscal years 2010, 2009, and 2008 for each restructuring Plan:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)
June 2008 Plan	$(2,217)	$19,016	$18,976
December 2008 Plan	92	17,849	—
March 2009 Plan	20,891	28,641	—

Total restructuring and asset impairment charges incurred under restructuring plans	$18,766	$65,506	$18,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

The amounts in the table above were reported in the Company’s consolidated statement of operations for fiscal years ended 2010, 2009, and 2008 as follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)
Cost of goods sold	$(2,175)	$20,993	$12,610
Operating expense	20,941	44,513	6,366

Total restructuring and asset impairment charges incurred under restructuring plans	$18,766	$65,506	$18,976

In addition to charges incurred under specific restructuring plans, as detailed in the above tables, during fiscal year 2010 the Company incurred an additional $6.0 million of asset impairment charges related to production efficiencies and shifts in product demands. Of the total $6.0 million, $5.6 million was recorded in cost of sales and $0.4 million was recorded in operating expenses.

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). Restructuring and asset impairment charges during fiscal years 2010, 2009, and 2008 under the June 2008 Plan were as follows:

	Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
		(in thousands)
Severance and benefits	$(42)	$12,554	$5,513
Facilities	—	—	899
Abandoned assets	—	3,395	1,893
Inventory	(2,175)	3,067	10,671

Total restructuring and asset impairment charges	$(2,217)	$19,016	$18,976

Below is a table summarizing activity relating to the June 2008 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2008 expense	$5,513	$899	$1,893	$10,671	$18,976
Cash payments	(927)	—	—	—	(927)
Non-cash charges	—	—	(1,893)	(10,671)	(12,564)

Balance at June 29, 2008	4,586	899	—	—	5,485
Fiscal year 2009 expense	12,554	—	3,395	3,067	19,016
Cash payments	(13,155)	(873)	—	—	(14,028)
Non-cash charges	(3,418)	—	(3,395)	(3,067)	(9,880)

Balance at June 28, 2009	567	26	—	—	593
Fiscal year 2010 expense	(42)	—	—	(2,175)	(2,217)
Cash payments	(525)	(26)	—	—	(551)
Non-cash charges	—	—	—	2,175	2,175

Balance at June 27, 2010	$—	$—	$—	$—	$—

Total charges incurred as of June 27, 2010 under the June 2008 Plan were $35.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

December 2008 Plan

During the December 2008 quarter, the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). There were no charges under this plan prior to fiscal year 2009. Restructuring and asset impairment charges during fiscal years 2010 and 2009 under the December 2008 Plan were as follows:

	Year Ended
	June 27, 2010	June 28, 2009
	(in thousands)
Severance and benefits	$92	$16,412
Facilities	—	618
Inventory	—	819

Total restructuring and asset impairment charges	$92	$17,849

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Facilities	Inventory	Total
		(in thousands)
Fiscal year 2009 expense	$16,412	$618	$819	$17,849
Cash payments	(15,728)	—	—	(15,728)
Non-cash charges	—	(618)	(819)	(1,437)

Balance at June 28, 2009	684	—	—	684
Fiscal year 2010 expense	92	—	—	92
Cash payments	(497)	—	—	(497)

Balance at June 27, 2010	$279	$—	$—	$279

Total charges incurred as of June 27, 2010 under the December 2008 Plan were $17.9 million. The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2011.

March 2009 Plan

During the March 2009 quarter, the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). There were no charges under this plan prior to fiscal year 2009. Restructuring and asset impairment charges during fiscal years 2010 and 2009 under the March 2009 Plan were as follows:

	Year Ended
	June 27, 2010	June 28, 2009
	(in thousands)
Severance and benefits	$472	$23,038
Facilities	19,832	2,265
Abandoned assets	587	3,008
Inventory	—	330

Total restructuring and asset impairment charges	$20,891	$28,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 27, 2010

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2009 expense	$23,038	$2,265	$3,008	$330	$28,641
Cash payments	(18,647)	(1,828)	—	—	(20,475)
Non-cash charges	(466)	—	(3,008)	(330)	(3,804)

Balance at June 28, 2009	3,925	437	—	—	4,362
Fiscal year 2010 expense	472	19,832	587	—	20,891
Cash payments	(4,132)	(3,417)	—	—	(7,549)
Non-cash charges	—	—	(587)	—	(587)

Balance at June 27, 2010	$265	$16,852	$—	$—	$17,117

Total charges incurred as of June 27, 2010 under the March 2009 Plan were $49.5 million. The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2011. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

Note 19: Stock Repurchase Program

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases, using the Company’s available cash. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time.

The Company temporarily suspended repurchases under the program during the December 2008 quarter. Subsequently on February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. Repurchases were expected to be made only in the amounts necessary to offset dilution resulting from the Company’s equity compensation plans.

Repurchases under the repurchase program were as follows during the periods indicated (in thousands, except per-share data):

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Quarter ended September 27, 2009	—	$—	$—	$226,942
Quarter ended December 27, 2009	—	$—	$—	$226,942
Quarter ended March 28, 2010	2,000	$68,674	$34.34	$158,268
Quarter ended June 27, 2010	697	$27,575	$39.56	$130,693

In addition to shares repurchased under Board authorized repurchase programs shown above, during the twelve months ended June 27, 2010 the Company withheld 285,000 shares through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity compensation plans.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 27, 2010 and June 28, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Notes to the Consolidated Financial Statements, under the heading Income Taxes, Lam Research Corporation changed its method of accounting for income tax uncertainties in fiscal year 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 20, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited Lam Research Corporation’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 27, 2010 of Lam Research Corporation and our report dated August 20, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 20, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By	/s/ Stephen G. Newberry
Stephen G. Newberry,
President and Chief Executive Officer

Dated: August 20, 2010

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

Signatures	Title	Date
Principal Executive Officer /s/ Stephen G. Newberry Stephen G. Newberry	President and Chief Executive Officer, Director	August 20, 2010

Principal Financial Officer and Principal Accounting Officer /s/ Ernest E. Maddock Ernest E. Maddock	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	August 20, 2010

Other Directors /s/ James W. Bagley James W. Bagley	Executive Chairman	August 20, 2010

/s/ David G. Arscott David G. Arscott	Director	August 20, 2010

/s/ Robert M. Berdahl Robert M. Berdahl	Director	August 20, 2010

/s/ Richard J. Elkus, Jr. Richard J. Elkus, Jr.	Director	August 20, 2010

/s/ Grant M. Inman Grant M. Inman	Director	August 20, 2010

/s/ Catherine P. Lego Catherine P. Lego	Director	August 20, 2010

LAM RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions		Deductions (Describe) (1)	Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses
	(in thousands)
YEAR ENDED JUNE 27, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$10,719,000	$45,000	$155,000	$10,609,000
YEAR ENDED JUNE 28, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$4,102,000	$6,794,000	$177,000	$10,719,000
YEAR ENDED JUNE 29, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$3,851,000	$255,000	$4,000	$4,102,000

(1)	$0.2 million of specific customer accounts were written-off in each of fiscal years 2010 and 2009, and less than $0.1 million was written-off in fiscal 2008.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 27, 2010

EXHIBIT INDEX

Exhibit	Description

3.1(4)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as of March 7, 2000; and the Certificate of Amendment effective as of November 5, 2009.

3.2(19)	Bylaws of the Registrant, as amended, dated November 5, 2009.

3.3(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.4(2)*	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.8(7)*	Amended and restated 1997 Stock Incentive Plan.

4.11(3)*	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(6)*	Amended and restated 1999 Stock Option Plan.

4.13*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.15(9)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

10.3(1)*	Form of Indemnification Agreement.

10.99(5)*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.102(8)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.103(8)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.106(11)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.107(12)	Form of Restricted Stock Unit Award Agreement — Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.108(12)	Form of Restricted Stock Unit Award Agreement — Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.111(13)	Credit Agreement dated as of March 3, 2008 among Lam Research Corporation, as the Borrower, ABN Amro Bank N.V., as Administrative Agent, and the other Lenders Party thereto.

10.112(13)	Unconditional Guaranty dated as of March 3, 2008 by Bullen Semiconductor Corporation to ABN AMRO Bank N.V.

10.113(13)	Security Agreement dated as of March 3, 2008 between Lam Research Corporation and ABN AMRO Bank N.V.

10.114(13)	Security Agreement dated as of March 3, 2008 between Bullen Semiconductor Corporation and ABN AMRO Bank N.V.

Exhibit	Description

10.115(13)	Pledge Agreement dated as of March 3, 2008 among Lam Research Corporation and ABN AMRO Bank N.V.

10.116(10)*	Employment Agreement between James W. Bagley and Lam Research Corporation, dated December 11, 2006.

10.117(14)	Lease Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.118(14)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.119(14)	Closing Certificate and Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.120(14)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.121(14)	Lease Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.122(14)	Pledge Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.123(14)	Closing Certificate and Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.124(14)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.125(14)	Lease Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.126(14)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.127(14)	Closing Certificate and Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.128(14)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.129(14)	Lease Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.130(14)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.131(14)	Closing Certificate and Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.132(14)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.133(14)	Lease Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.134(14)	Pledge Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.135(14)	Closing Certificate and Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

Exhibit	Description

10.136(14)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.137(14)	Construction Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.138(14)	Lease Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.139(14)	Pledge Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.140(14)	Closing Certificate and Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.141(14)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.142(14)	Construction Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.143(15)	First Modification Agreement (Fremont Buildings #1, #2, #3, #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.144(15)	First Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.145(15)	Second Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.146(15)	First Modification Agreement (Livermore Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.147(16)	First Amendment to Credit Agreement between Lam Research Corporation, ABN AMRO B.V. and the Lenders party thereto, dated September 29, 2008.

10.148(17)*	Form of Indemnification Agreement.

10.149(17)*	Reformation of Stock Option Agreement.

10.150(18)*	Stock Option Amendment and Special Bonus Agreement.

10.151(20)*	Employment Agreement with Stephen G. Newberry, dated July 1, 2009.

10.152(20)*	Employment Agreement with Martin B. Anstice, dated July 1, 2009.

10.153(20)*	Form of Change in Control Agreement.

10.154(20)*	Employment Agreement with Ernest Maddock, dated July 1, 2009.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(4)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000, and Registrant’s Current Report on Form 8-K dated November 5, 2009.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 33-127936) filed with the Securities and Exchange Commission on August 28, 2005.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 8, 2005.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 6, 2006.

(9)	Incorporated by reference to Registrant’s Registration Statement of Form S-8 (No. 333-138545) filed with the Securities and Exchange Commission on November 9, 2006.

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 15, 2006. This exhibit was originally filed with the 8-K as Exhibit Number 10.1.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated March 7, 2008.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 13, 2008.

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 8, 2008.

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 5, 2009.

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 31, 200

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.