Form 10-Q
period 2010-09-26
LAM RESEARCH CORP
filed 2010-11-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2010, there were 122,978,708 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 26, 2010	June 27, 2010
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$628,281	$545,767
Short-term investments	304,992	280,690
Accounts receivable, less allowance for doubtful accounts of $10,223 as of September 26, 2010 and $10,609 as of June 27, 2010	526,904	499,890
Inventories	338,335	318,479
Deferred income taxes	46,191	46,158
Prepaid expenses and other current assets	74,728	65,677

Total current assets	1,919,431	1,756,661
Property and equipment, net	206,238	200,336
Restricted cash and investments	165,244	165,234
Deferred income taxes	26,968	26,218
Goodwill	169,182	169,182
Intangible assets, net	62,506	67,724
Other assets	102,727	102,037

Total assets	$2,652,296	$2,487,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$143,454	$121,099
Accrued expenses and other current liabilities	331,456	309,397
Deferred profit	132,261	123,194
Current portion of long-term debt and capital leases	5,226	4,967

Total current liabilities	612,397	558,657
Long-term debt and capital leases	15,077	17,645
Income taxes payable	114,946	110,462
Other long-term liabilities	23,248	32,493

Total liabilities	765,668	719,257
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 122,869 shares at September 26, 2010 and 125,946 shares at June 27, 2010	123	126
Additional paid-in capital	1,472,760	1,452,939
Treasury stock, at cost; 40,058 shares at September 26, 2010 and 36,884 shares at June 27, 2010	(1,706,449)	(1,581,417)
Accumulated other comprehensive loss	(39,866)	(69,849)
Retained earnings	2,160,060	1,966,336

Total stockholders’ equity	1,886,628	1,768,135

Total liabilities and stockholders’ equity	$2,652,296	$2,487,392

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
Revenue	$805,874	$318,548
Cost of goods sold	428,548	187,233
Cost of goods sold — 409A expense	—	(3,120)

Total costs of goods sold	428,548	184,113

Gross margin	377,326	134,435
Research and development	86,353	71,199
Selling, general and administrative	72,142	52,119
Restructuring and asset impairments	(5,163)	2,093
409A expense	—	(20,228)

Total operating expenses	153,332	105,183

Operating income	223,994	29,252
Other expense, net	(979)	(368)

Income before income taxes	223,015	28,884
Income tax expense	29,291	12,087

Net income	$193,724	$16,797

Net income per share:
Basic net income per share	$1.57	$0.13

Diluted net income per share	$1.55	$0.13

Number of shares used in per share calculations:
Basic	123,665	126,774

Diluted	125,202	127,890

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,724	$16,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,948	17,681
Deferred income taxes	(783)	12,482
Restructuring charges	(5,163)	2,093
Equity-based compensation expense	13,009	13,958
Income tax benefit on equity-based compensation plans	5,083	(89)
Excess tax benefit on equity-based compensation plans	(3,939)	(368)
Other, net	(1,964)	1,159
Changes in operating assets and liabilities	37,829	(61,009)

Net cash provided by operating activities	255,744	2,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(19,130)	(5,832)
Purchases of available-for-sale securities	(50,958)	(29,638)
Sales and maturities of available-for-sale securities	26,452	19,863
Purchase of other investments	—	(961)
Transfer of restricted cash and investments	(10)	(6,571)

Net cash used for investing activities	(43,646)	(23,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(3,333)	(1,915)
Net proceeds from issuance of long-term debt	—	284
Excess tax benefit on equity-based compensation plans	3,939	368
Treasury stock purchases	(144,795)	(2,356)
Reissuances of treasury stock	7,155	5,761
Proceeds from issuance of common stock	835	2,256

Net cash provided by (used for) financing activities	(136,199)	4,398

Effect of exchange rate changes on cash	6,615	3,033
Net increase (decrease) in cash and cash equivalents	82,514	(13,004)
Cash and cash equivalents at beginning of period	545,767	374,167

Cash and cash equivalents at end of period	$628,281	$361,163

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2010

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 27, 2010, which are included in the Annual Report on Form 10-K as of and for the year ended June 27, 2010 (the “2010 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com.

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2011 and includes 52 weeks. The quarters ended September 26, 2010 (the “September 2010 quarter”) and September 27, 2009 (the “September 2009 quarter”) each included 13 weeks.

Certain amounts presented in the comparative financial statements for the prior year have been reclassified to conform to the fiscal year 2011 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The Company adopted this guidance on June 28, 2010, on a prospective basis, and the adoption did not have a significant impact on its results of operations or financial condition.

In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. The Company adopted this guidance on June 28, 2010, on a prospective basis, and the adoption did not have a significant impact on its results of operations or financial condition.

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the consolidated statements of operations:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in millions)
Equity-based compensation expense	$13.0	$14.0
Income tax benefit related to equity-based compensation expense	$2.2	$1.5

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis.

Stock Options and Restricted Stock Units

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of September 26, 2010, there were a total of 3,581,018 shares reserved to cover options and restricted stock units issued and outstanding under the Plans. As of September 26, 2010, there were an additional 9,477,009 shares reserved and available for future equity-based awards under the 2007 Stock Incentive Plan.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

A summary of stock option activity under the Plans as of September 26, 2010 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of September 26, 2010 (in thousands)
Outstanding at June 27, 2010	885	$21.61	2.76
Exercised	(38)	$22.08
Forfeited or expired	(2)	$23.86

Outstanding at September 26, 2010	845	$21.59	2.60	$16,876

Exercisable at September 26, 2010	369	$23.36	1.55	$6,716

The total intrinsic value of options exercised during the three months ended September 26, 2010 and September 27, 2009 was $0.7 million and $2.2 million respectively.

As of September 26, 2010, there was approximately $0.8 million of total unrecognized compensation expense related to unvested stock options granted and outstanding; that expense is expected to be recognized over a remaining period of 0.4 years.

A summary of the Company’s restricted stock units as of September 26, 2010 and changes during the three months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 27, 2010	2,741	$30.50
Granted	62	$39.19
Vested	(53)	$36.08
Forfeited	(14)	$30.69

Unvested as of September 26, 2010	2,736	$30.59

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 26, 2010, there was $51.6 million of total unrecognized compensation expense related to unvested restricted stock units granted; that expense is expected to be recognized over a weighted average remaining period of 1.5 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of September 26, 2010, there were a total of 8,265,932 shares available for issuance under the 1999 ESPP.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three months ended September 26, 2010:

Three Months Ended September 26, 2010
Expected term (years)	0.68
Expected stock price volatility	41.94%
Risk-free interest rate	0.61%

As of September 26, 2010, there was $7.1 million of unrecognized compensation expense related to the 1999 ESPP which is expected to be recognized over the next 0.9 years.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in the Consolidated Statement of Operations. All of the Company’s other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Fair Value

Pursuant to the accounting guidance for fair value measurement, the Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

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

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2010:

	Total	Fair Value Measurement at September 26, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Fixed Income
Money Market Funds	$534,179	$534,179	$—	$—
Municipal Notes and Bonds	103,805	—	103,805	—
US Treasury & Agencies	53	53	—	—
Government-Sponsored Enterprises	9,274	—	9,274	—
Foreign Government Bond	1,004	—	1,004	—
Corporate Notes and Bonds	311,802	168,854	142,948	—
Mortgage Backed Securities—Residential	5,156	—	5,156	—
Mortgage Backed Securities—Commercial	42,752	—	42,752	—

Total Fixed Income	$1,008,025	$703,086	$304,939	$—
Equities	6,369	6,369	—	—
Mutual Funds	18,441	18,441	—	—
Derivatives Assets	78	—	78	—

Total	$1,032,913	$727,896	$305,017	$—

Liabilities
Derivative Liabilities	$1,969	$—	$1,969	$—

The amounts in the table above are reported in the consolidated balance sheet as of September 26, 2010 as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Reported As:
Cash Equivalents	$538,148	$538,148	$—	$—
Short-Term Investments	304,992	53	304,939	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	78	—	78	—
Other Assets	24,810	24,810	—	—

	$1,032,913	$727,896	$305,017	$—

Accrued Expenses and Other Current Liabilities	$1,969	$—	$1,969	$—

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2010.

	Total	Fair Value Measurement at June 27, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Fixed Income
Money Market Funds	$470,936	$470,936	$—	$—
Municipal Notes and Bonds	103,903	—	103,903	—
US Treasury & Agencies	3,447	—	3,447	—
Government-Sponsored Enterprises	6,060	6,060	—	—
Foreign Government Bond	1,008	—	1,008	—
Corporate Notes and Bonds	289,437	169,723	119,636	78
Mortgage Backed Securities — Residential	6,106	—	6,106	—
Mortgage Backed Securities — Commercial	42,964	—	42,964	—

Total Fixed Income	$923,861	$646,719	$277,064	$78
Equities	7,636	7,636	—	—
Mutual Funds	18,124	18,124	—	—
Derivatives Assets	2,063	—	2,063	—

Total	$951,684	$672,479	$279,127	$78

Liabilities
Derivative Liabilities	$470	$—	$470	$—

The amounts in the table above are reported in the consolidated balance sheet as of June 27, 2010 as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Reported As:
Cash Equivalents	$478,286	$477,279	$1,007	$—
Short-Term Investments	280,690	4,555	276,057	78
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	2,063	—	2,063	—
Other Assets	25,760	25,760	—	—

	$951,684	$672,479	$279,127	$78

Accrued Expenses and Other Current Liabilities	$470	$—	$470	$—

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

Investments

The following tables summarize the Company’s investments (in thousands):

	September 26, 2010				June 27, 2010
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$90,492	$—	$—	$90,492	$67,830	$—	$—	$67,830
Fixed Income Money Market Funds	534,179	—	—	534,179	470,936	—	—	470,936
Municipal Notes and Bonds	101,946	1,889	(30)	103,805	102,130	1,784	(11)	103,903
US Treasury & Agencies	52	1	—	53	3,437	10	—	3,447
Government-Sponsored Enterprises	9,144	130	—	9,274	5,976	84	—	6,060
Foreign Government Bond	1,006	—	(2)	1,004	1,007	1	—	1,008
Corporate Notes and Bonds	309,594	2,219	(11)	311,802	287,922	1,608	(93)	289,437
Mortgage Backed Securities — Residential	4,900	286	(30)	5,156	5,825	323	(42)	6,106
Mortgage Backed Securities — Commercial	42,407	391	(46)	42,752	42,765	275	(76)	42,964

Total Cash and Short-Term Investments	$1,093,720	$4,916	$(119)	$1,098,517	$987,828	$4,085	$(222)	$991,691

Publicly Traded Equity Securities	$9,471	$—	$(3,102)	$6,369	$9,471	$—	$(1,835)	$7,636
Mutual Funds	18,530	404	(493)	18,441	19,043	—	(919)	18,124

Total Financial Instruments	$1,121,721	$5,320	$(3,714)	$1,123,327	$1,016,342	$4,085	$(2,976)	$1,017,451

As Reported
Cash and Cash Equivalents	$628,281	$—	$—	$628,281	$545,766	$1	$—	$545,767
Short-Term Investments	300,195	4,916	(119)	304,992	276,828	4,084	(222)	280,690
Restricted Cash and Investments	165,244	—	—	165,244	165,234	—	—	165,234
Other Assets	28,001	404	(3,595)	24,810	28,514	—	(2,754)	25,760

Total	$1,121,721	$5,320	$(3,714)	$1,123,327	$1,016,342	$4,085	$(2,976)	$1,017,451

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any realized losses on investments due to other-than-temporary impairment charges during the three months ended September 26, 2010 and September 27, 2009. The Company realized losses from sales of investments of less than $0.1 million in each of the three months ended September 26, 2010 and September 27, 2009.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of September 26, 2010 (in thousands):

	September 26, 2010
	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Income Securities
Municipal Notes and Bonds	$6,087	$(30)	$—	$—	$6,087	$(30)
Foreign Government Bond	1,004	(2)	—	—	1,004	(2)
Corporate Notes and Bonds	9,380	(11)	—	—	9,380	(11)
Mortgage Backed Securities — Residential	—	—	372	(30)	372	(30)
Mortgage Backed Securities — Commercial	10,906	(46)	—	—	10,906	(46)

Total Fixed Income	$27,377	$(89)	$372	$(30)	$27,749	$(119)

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	September 26, 2010		June 27, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$791,031	$791,621	$723,143	$723,707
Due in more than one year	212,198	216,404	196,855	200,154

	$1,003,229	$1,008,025	$919,998	$923,861

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

Cash Flow Hedges

The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of forecasted Japanese yen-denominated revenues and forecasted Euro denominated operating expenses, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue and operating expenses in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during either the three months ended September 26, 2010 or September 27, 2009 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At September 26, 2010, the Company expects to reclassify the entire amount associated with the $1.4 million of losses accumulated in other comprehensive income to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

As of September 26, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$38,439	$—
Sell JPY	—	109,775
Buy CHF	—	209,204
Buy TWD	—	69,427
Buy EUR	9,017	—
Buy EUR	—	42,913

	$47,456	$431,319

The fair value of derivatives instruments in the Company’s condensed consolidated balance sheets as of September 26, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$68	Accrued liabilities	($1,517)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$10	Accrued liabilities	($452)

Total derivatives		$78		($1,969)

The fair value of derivatives instruments in the Company’s condensed consolidated balance sheets as of June 27, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$30	Accrued liabilities	($52)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$2,033	Accrued liabilities	($418)

Total derivatives		$2,063		($470)

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

The effect of derivative instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations for the three months ended September 26, 2010 and September 27, 2009 were as follows:

Three Months Ended September 26, 2010
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$ (5,094)	$ (3,610)	$ —	$ 114

Three Months Ended September 27, 2009
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$ (707)	$ 5	$—	$ 36

(1)	Amount recognized in other comprehensive income (effective portion).

(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue and operating expenses.

(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.

(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s condensed consolidated statement of operations for the three months ended September 26, 2010 and September 27, 2009 were as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
	(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts	$8,380	$7,253

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

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

The Company’s available-for-sale securities, which are invested in taxable financial instruments, must have a minimum rating of A2 / A at the time of original purchase, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch. Available-for-sale securities that are invested in tax-exempt financial instruments must have a minimum rating of A2 / A, as rated by any one of the same three rating agencies. The Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate changes. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	September 26, 2010	June 27, 2010
	(in thousands)
Raw materials	$164,759	$159,574
Work-in-process	77,527	67,114
Finished goods	96,049	91,791

	$338,335	$318,479

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 26, 2010	June 27, 2010
	(in thousands)
Manufacturing, engineering and office equipment	$269,194	$253,925
Computer equipment and software	81,246	77,249
Land	15,574	15,574
Buildings	61,233	61,145
Leasehold improvements	50,310	55,300
Furniture and fixtures	14,226	14,095

	491,783	477,288
Less: accumulated depreciation and amortization	(285,545)	(276,952)

	$206,238	$200,336

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of September 26, 2010 and June 27, 2010. Goodwill attributable to the SEZ acquisition of approximately $104 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of September 26, 2010 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(19,751)	$15,475	6.90
Existing technology	61,941	(29,138)	32,803	6.68
Other intangible assets	35,216	(29,687)	5,529	4.10
Patents	20,670	(11,971)	8,699	6.11

	$153,053	$(90,547)	$62,506	6.06

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

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

The Company recognized $6.0 million and $5.9 million in intangible asset amortization expense during the three months ended September 26, 2010 and September 27, 2009, respectively.

The estimated future amortization expense of purchased intangible assets as of September 26, 2010 is as follows (in thousands):

Fiscal Year	Amount
2011 (9 months)	15,084
2012	17,997
2013	16,350
2014	10,377
2015	2,154
Thereafter	544

$62,506

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 26, 2010	June 27, 2010
	(in thousands)
Accrued compensation	$173,807	$164,579
Warranty reserves	35,612	31,756
Income and other taxes payable	60,783	54,874
Other	61,254	58,188

	$331,456	$309,397

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
Interest income	$3,076	$2,048
Interest expense	(101)	(189)
Foreign exchange gains (losses)	(3,179)	(1,794)
Other, net	(775)	(433)

	$(979)	$(368)

NOTE 10 — INCOME TAX EXPENSE

        The Company’s effective tax rate for the quarter ended September 26, 2010 is approximately 13.1%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to the geographical mix of income partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rate recorded during the quarter includes the tax impact of discrete items, which are recorded during the quarter in which they occur. During the September 2010 quarter, discrete items primarily consisted of: (1) a tax expense of $2.1 million related to the reversal of accrued restructuring expenses and (2) a tax expense of $1.0 million of interest related to uncertain tax positions.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

The total gross unrecognized tax benefits as of each date noted below were as follows:

	September 26, 2010	June 27, 2010
	(in millions)
Total gross unrecognized tax benefits	$196.9	$190.5

As of September 26, 2010, the total gross unrecognized tax benefits were $196.9 million compared to $190.5 million as of June 27, 2010, representing an increase of approximately $6.4 million for the quarter. If the gross unrecognized tax benefits were recognized in a future period, it would result in a net tax benefit of $160.2 million and a reduction of the effective tax rate. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the expiration of statutes of limitations in the next 12 months.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of September 26, 2010, the Company had accrued approximately $19.6 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $18.5 million as of June 27, 2010.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of September 26, 2010, tax years 2001-2010 remain subject to examination in certain jurisdictions where the Company operates.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal year 2007. The California Franchise Tax Board (“FTB”) is examining the Company’s tax returns for fiscal years 2005 and 2006. As of September 26, 2010, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of these audits will have no material adverse effects on its results of operations or financial condition. It is reasonably possible that certain examinations may be concluded in the next twelve months. Until these examinations are effectively settled, the Company cannot estimate if there will be a material change to the total unrecognized tax benefits within the next twelve months.

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $37.0 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of September 26, 2010, approximately $37.0 million would be credited to the statement of operations.

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

NOTE 11 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed, using the treasury stock method, for dilutive stock options and restricted stock units. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands, except per share data)
Numerator:
Net income	$193,724	$16,797

Denominator:
Basic average shares outstanding	123,665	126,774
Effect of potential dilutive securities:
Employee stock plans	1,537	1,116

Diluted average shares outstanding	125,202	127,890

Net income per share — basic	$1.57	$0.13

Net income per share — diluted	$1.55	$0.13

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
Number of potential dilutive securities excluded	30	136

NOTE 12 — COMPREHENSIVE INCOME

The components of comprehensive income, on an after-tax basis where applicable, are as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
Net income	$193,724	$16,797
Foreign currency translation adjustment	30,673	13,800
Unrealized gain (loss) on fair value of derivative financial instruments, net	2,161	(715)
Unrealized gain (loss) on financial instruments, net	(77)	1,280
Reclassification adjustment for gain included in earnings	(3,769)	(72)
Postretirement benefit plan adjustment	995	51

Comprehensive income	$223,707	$31,141

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	September 26, 2010	June 27, 2010
	(in thousands)
Accumulated foreign currency translation adjustment	$(35,170)	$(65,843)
Accumulated unrealized gain on derivative financial instruments	(1,485)	(1)
Accumulated unrealized gain on financial instruments	1,024	1,225
Postretirement benefit plan adjustment	(4,235)	(5,230)

Accumulated other comprehensive loss	$(39,866)	$(69,849)

NOTE 13 — LONG-TERM DEBT AND GUARANTEES

The Company’s contractual cash obligations relating to its existing capital leases and debt as of September 26, 2010 are as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,742	$3,792	$5,534
Two years	1,752	134	1,886
Three years	1,649	—	1,649
Four years	1,443	—	1,443
Five years	1,445	—	1,445
Over 5 years	9,651	—	9,651

Total	17,682	3,926	21,608
Interest on capital leases	1,305	—	1,305

Total less interest on capital leases	16,377	3,926	20,303
Current portion of long-term debt and capital leases	1,434	3,792	5,226

Long-term debt and capital leases	$14,943	$134	$15,077

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Long-Term Debt

The Company’s total long-term debt of $3.9 million as of September 26, 2010 consists of various bank loans and government subsidized technology loans supporting operating needs.

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

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. As of September 26, 2010, the Company had $164.9 million recorded as restricted cash in its consolidated balance sheet as collateral required under the Operating Leases related to the amounts currently outstanding on the facilities.

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

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of September 26, 2010, the Company has not recorded any liability on its consolidated financial statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of September 26, 2010, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

Warranties

The Company offers standard warranties on its systems that generally run for a period of 12 months from system acceptance. The liability amount is based on actual historical warranty spending by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
Balance at beginning of period	$31,756	$21,185
Warranties issued during the period	11,416	4,943
Settlements made during the period	(7,694)	(4,626)
Expirations and change in liability for pre-existing warranties during the period	(242)	(1,777)
Changes in foreign currency exchange rates	376	425

Balance at end of period	$35,612	$20,150

NOTE 14 — RESTRUCTURING AND ASSET IMPAIRMENTS

Prior to incurring charges under the restructuring plans discussed below, management approved and announced the specific actions to be taken under each plan. Severance packages were communicated to affected employees in sufficient detail that the employees could determine

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as these items will have no future economic benefit to the Company and have been abandoned.

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

The following table summarizes restructuring and asset impairment charges and reversals during the three months ended September 26, 2010 and September 27, 2009 for each restructuring Plan. These amounts were recorded in operating expenses within the consolidated statements of operations for the respective periods.

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
December 2008 Plan	$—	$105
March 2009 Plan	(5,163)	1,988

Total restructuring and asset impairment charges	$(5,163)	$2,093

December 2008 Plan

During the December 2008 quarter the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). There were no restructuring and asset impairment charges incurred under the December 2008 Plan during the three months ended September 26, 2010. During the three months ended September 27, 2009 there were $0.1 million of expenses incurred under the December 2008 Plan relating to severance and benefits. The remaining liabilities balance under the December 2008 Plan were $0.3 million as of both September 26, 2010 and June 27, 2010 and relates to severance and benefits.

Total charges incurred through September 26, 2010 under the December 2008 Plan were $17.9 million.

March 2009 Plan

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). During the September 2010 quarter, the Company reversed certain restructuring and asset impairment charges as a result of a decision to occupy previously restructured facilities. Restructuring and asset impairment charges (reversal) during the three months ended September 26, 2010 and September 27, 2009 were as follows:

	Three Months Ended
	September 26, 2010	September 27, 2009
	(in thousands)
Severance and benefits	$—	$478
Facilities	(5,163)	1,510

Total restructuring and asset impairment charges	$(5,163)	$1,988

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 26, 2010

(Unaudited)

Below is a table summarizing activity relating to the March 2009 Plan during the three months ended September 26, 2010:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 27, 2010	$265	$16,852	$17,117
Fiscal year 2011 expense (reversal)	—	(5,163)	(5,163)
Cash payments	(79)	(496)	(575)

Balance at September 26, 2010	$186	$11,193	$11,379

Total charges incurred through September 26, 2010 under the March 2009 Plan were $44.3 million.

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2011. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTE 15 — STOCK REPURCHASE PROGRAM

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases, using the Company’s available cash. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time. The Company temporarily suspended repurchases under the program during the December 2008 quarter. On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. The Company completed the repurchase of all amounts available under this share repurchase authorizations during the quarter ended September 26, 2010.

On September 10, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $250 million of Company common stock using the Company’s available cash. These repurchases could be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. The repurchase program does not have a defined termination date, and it may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2010				$130,693
Authorization of up to $250 million — September 2010				$380,693
Quarter ended September 26, 2010	3,389	$130,693	$38.56	$250,000

During the three months ended September 26, 2010, the Company withheld approximately 18,000 shares through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

NOTE 16 — LEGAL PROCEEDINGS

From time to time, the Company has received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by the Company’s products. In such cases, it is the Company’s policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position or operating results.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development(“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual reports on Form 10-K and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended September 26, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the condensed consolidated financial statements and notes presented in this Form 10-Q and the financial statements and notes in our 2010 Form 10-K.

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

Adverse conditions in the global economy during 2008 and 2009 severely reduced customer demand for our products, resulting in reduced revenue and profits throughout fiscal 2009. Our shipments, revenue and net income increased significantly in the September 2010 quarter compared to the June 2010 quarter, in response to improved customer demand. We expect the same to be true for calendar year 2010 versus calendar year 2009 given our current view of wafer fabrication equipment spending.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
Revenue	$805,874	$695,289	$318,548
Gross margin	$377,326	$321,442	$134,435
Gross margin as a percent of total revenue	46.8%	46.2%	42.2%
Total operating expenses	$153,332	$165,725	$105,183
Net income	$193,724	$139,997	$16,797
Diluted net income per share	$1.55	$1.10	$0.13

Our results for the September 2010 quarter reflect continued improvement in the global business environment and in the semiconductor industry, improved foundry fabrication utilization and an increase in the rate of next-generation DRAM and NAND technology conversions by leading memory companies.

Throughout calendar year 2010, we have maintained our investments in new product R&D to defend our market share and win new application share. Our activities also focused on improving customer productivity in our installed base by delivering continuously improved performance and lower cost of ownership. We continued to develop the operational capability to rapidly respond to short lead-time customer orders. We believe that these activities will allow us to maintain and grow our cash position over time.

We continue to believe that the total market for wafer-fabrication equipment will increase substantially in calendar year 2010 as compared to 2009 and currently anticipate year-on-year growth in our customer shipments as a result of both expansion of the market as a whole and increases in our market share.

Conditions in our industry have clearly improved and we continue to anticipate industry and market share growth for calendar year 2010 as compared to calendar year 2009. However, we cannot predict the robustness or pace of any macroeconomic recovery; at present, customer input suggests that shipments may flatten or decline slightly in the first half of calendar year 2011. The electronics and semiconductor industries remain significantly linked to worldwide GDP and consumer spending.

In the quarter ended September 26, 2010, revenue increased by 16%, as compared to the quarter ended June 27, 2010, primarily reflecting increased system shipments driven by growth in customer demand. Gross margin as a percent of revenues for the September 2010 quarter was 46.8% as compared to 46.2% in the June 2010 quarter. Included in cost of goods sold during the June 2010 quarter were approximately $3 million of restructuring and asset impairment charges.

Operating expenses in the September 2010 quarter decreased $12 million as compared to the quarter ended June 27, 2010. This decrease was primarily due to a decrease in restructuring charges from a charge of approximately $13 million in the June 2010 quarter to a reversal of approximately $5 million in the September 2010 quarter. This decrease was partially offset by higher variable compensation associated with our higher revenue and profit levels, as well as increased R&D investments to support and grow our etch and clean market share.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $1.1 billion as of September 26, 2010 compared to $992 million as of June 27, 2010. Cash generated by operations was approximately $256 million during the September 2010 quarter. We used cash to repurchase approximately $145 million of our shares, to repay $3 million of outstanding loan amounts, and to purchase $19 million of property, plant, and equipment. Employee headcount increased to approximately 3,300 as of September 26, 2010, from approximately 3,150 in the June 2010 quarter.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
Shipments (in millions)	$808	$694	$355
North America	5%	8%	10%
Europe	11%	10%	6%
Japan	12%	22%	18%
Korea	29%	29%	24%
Taiwan	28%	23%	31%
Asia Pacific	15%	8%	11%

Shipments for the September 2010 quarter increased 16% compared to the June 2010 quarter and 128% year over year. During the September 2010 quarter, applications at or below the 65 nanometer technology node were 89% of total systems shipments. The memory market segment was approximately 57% of shipments, with foundry at 33%, and integrated device manufacturers and logic at 10%.

Revenue

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
Revenue (in thousands)	$805,874	$695,289	$318,548
North America	5%	8%	9%
Europe	10%	7%	7%
Japan	12%	17%	18%
Korea	36%	27%	23%
Taiwan	21%	33%	29%
Asia Pacific	16%	8%	14%

Revenue for the September 2010 quarter increased 16% compared to the June 2010 quarter and 153% year over year. Revenue increased in all product lines. Our revenue levels are generally correlated to our shipment, installation and acceptance timelines. The overall Asia region continues to account for a predominant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $217.3 million as of September 26, 2010 compared to $207.4 million as of June 27, 2010. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $50 million as of September 26, 2010 compared to $52 million as of June 27, 2010.

Gross Margin

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
	(in thousands, except percentages)
Gross margin	$377,326	$321,442	$134,435
Percent of total revenue	46.8%	46.2%	42.2%

Gross margin during the September 2010 quarter increased slightly compared to the June 2010 quarter, which included $3 million in restructuring and asset impairment charges.

The increase in gross margin during the September 2010 quarter as compared to the same period in the prior year was due primarily to increased revenues, favorable product mix and increased factory and field utilization.

Research and Development

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
	(in thousands, except percentages)
Research and development	$86,353	$85,644	$71,199
Percent of total revenue	10.7%	12.3%	22.4%

We continue to make significant R&D investments focused on plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the September 2010 quarter compared to the June 2010 quarter is primarily due to higher variable compensation associated with higher revenue and profit levels.

The increase in R&D expenses during the September 2010 quarter compared to the same period in the prior year is due to $7 million of higher variable compensation associated with higher revenue and profit levels, $3 million of higher salaries and benefits related to annual merit increases and higher headcount, and $2 million of increased costs for supplies and outside services.

Selling, General and Administrative

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$72,142	$66,779	$52,119
Percent of total revenue	9.0%	9.6%	16.4%

The sequential increase in SG&A expenses in the September 2010 quarter was primarily due to $4 million of variable compensation associated with higher revenue and profit levels and $2 million of increased costs for supplies and outside services.

The increase in SG&A expenses for the September 2010 quarter compared to the same period in the prior year was primarily due to $13 million of higher variable compensation associated with higher revenue and profit levels, $4 million of higher salaries and benefits related to annual merit increases and higher headcount, and $1 million of increased costs for supplies and outside services.

Restructuring and Asset Impairments

The following table summarizes charges (recoveries/reversals) under each of the plans described below for the periods indicated:

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
	(in thousands)
June 2008 Plan	$—	$(2,217)	$—
December 2008 Plan	—	(13)	105
March 2009 Plan	(5,163)	12,984	1,988

Total restructuring and asset impairment charges incurred under restructuring plans	$(5,163)	$10,754	$2,093

During fiscal years 2008 and 2009, we incurred restructuring and asset impairment charges related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). These charges included severance and related benefits costs, excess facilities-related costs and certain asset impairments associated with our initial product line integration road maps. During the quarter ended June 27, 2010, we recorded a recovery of $2.2 million related primarily to inventory previously restructured in connection with our initial product line integration road maps.

During fiscal years 2009 and 2010, we incurred restructuring and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). These charges consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

During fiscal years 2009 and 2010, we also incurred restructuring and asset impairment charges designed to align our cost structure with our outlook for the economic environment and future business opportunities at that time (“March 2009 Plan”). These charges consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. During the quarter ended June 27, 2010, the Company recognized a restructuring charge of $13.0 million related to the residual value guarantee for previously restructured leases. During the quarter ended September 26, 2010, the Company recorded a reversal of $5.2 million as a result of a decision to occupy certain previously restructured facilities.

In addition to charges incurred under the specific restructuring plans, during the quarter ended June 27, 2010, we incurred $6.0 million of asset impairment charges related to production efficiencies and shifts in product demands.

For further details related to restructuring and asset impairment, see Note 14 of the Notes to Consolidated Financial Statements.

409A Expense

Following the voluntary independent review of our historical employee stock option grant process in 2007, we considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock on the date of grant, it may be subject to penalty taxes under Section 409A and similar provisions of state law. Under those circumstances, taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, our Board of Directors authorized us to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain other executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. Those liabilities totaled $50.9 million; $44.5 million was recorded in operating expenses and $6.4 million in cost of goods sold in our consolidated statements of operations for fiscal year 2008. We incurred $3.2 million of expense during fiscal year 2009 consisting of interest and legal fees.

During fiscal year 2010, we reached final settlement of matters associated with our Section 409A expenses with the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) resulting in a credit of $44.4 million due to the reversal of Section 409A liabilities. Of this credit, $23.3 million was recorded in the three months ended September 27, 2009. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.

There were no expenses related to Section 409A in the September 2010 quarter.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended
	September 26, 2010	June 27, 2010	September 27, 2009
	(in thousands)
Interest income	$3,076	$1,679	$2,048
Interest expense	(101)	(126)	(189)
Foreign exchange gain (loss)	(3,179)	1,236	(1,794)
Other, net	(775)	752	(433)

	$(979)	$3,541	$(368)

Interest income increased in the three months ended September 26, 2010 compared with the three months ending June 27, 2010 and September 27, 2009 primarily due to increases in our average cash and investment balances.

Foreign exchange losses increased during the three months ending September 26, 2010 as compared to the three months ending June 27, 2010 and September 27, 2009, as a result of changes in the value of our foreign currency denominated liabilities with non-U.S. dollar functional subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Euro and Singapore dollar. Included in foreign exchange gain during the three months ended June 27, 2010 was $1.2 million of gains associated with our foreign currency denominated liabilities with non U.S. dollar functional currency subsidiaries where the U.S. dollar strengthened against certain currencies, primarily the Euro and, to a lesser extent, the Korean Won. Included in foreign exchange loss during the three months ended September 27, 2009 was $1.7 million of losses associated with our foreign currency denominated liabilities with non U.S. dollar functional currency subsidiaries where the U.S. dollar weakened against certain currencies, primarily the Swiss franc and, to a lesser extent, the Euro.

Income Tax Expense

Our effective tax rate for the three months ended September 26, 2010 was 13.1%. Our effective tax rate for the three months ended September 27, 2009 was 41.8%. The change in the effective tax rate for the three months ended September 26, 2010 compared to the three months ended September 27, 2009 was primarily due to the level of income and its geographical mix in higher and lower tax jurisdictions. The effective tax rate of 13.1% for the three months ended September 26, 2010 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $2.1 million related to the reversal of accrued restructuring expenses and (2) a tax expense of $1.0 million of interest related to uncertain tax positions. The effective tax rate of 41.8% for the three months ended September 27, 2009 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $9.3 million related to a settlement of 409A liabilities, (2) a tax expense of $1.5 million related to a change in valuation allowance with respect to a California R&D credit, (3) a tax expense of $1.0 million for interest related to uncertain tax positions, and (4) a tax benefit of $1.0 million for adjustments related to the filing of prior year foreign tax returns.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $138.2 million and $137.4 million as of September 26, 2010, and June 27, 2010, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $36.3 million and a valuation allowance of $37.0 million as of September 26, 2010. The gross deferred tax assets were offset by deferred tax liabilities of $36.3 million and a valuation allowance of $37.0 million as of June 27, 2010.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $37.0 million relates to certain California and foreign deferred tax assets.

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

Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have completed our system installation obligations, received customer acceptance or are otherwise released from our installation or customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements based on their relative selling prices, provided the arrangement does not include a general right of return relative to the delivered item and delivery, or performance of the undelivered item(s) is considered probable and substantially in our control. The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services upon completion of the services requested by a customer order. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract.

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs which generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. Unless specified in the terms of sale, title generally transfers when we complete physical transfer of the products to the freight carrier. Transfer of title for shipments to Japanese customers generally occurs at the time of customer acceptance.

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

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 10 of these Notes to the Consolidated Financial Statements for additional information.

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

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined.

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

Recent Accounting Pronouncements

In September 2009, the FASB ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. We adopted this guidance on June 28, 2010, on a prospective basis, and the adoption did not have a significant impact on our results of operations or financial condition.

In September 2009, the FASB also ratified guidance from the EITF regarding certain revenue arrangements that include software elements. This guidance modifies the scope of the software revenue recognition rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. We adopted this guidance on June 28, 2010, on a prospective basis, and the adoption did not have a significant impact on our results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 26, 2010, we had $1.1 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $992 million as of June 27, 2010.

Cash Flows from Operating Activities

Net cash provided by operating activities of $255.7 million during the three months ended September 26, 2010 consisted of (in millions):

Net income	$193.7
Non-cash charges:
Depreciation and amortization	17.9
Equity-based compensation	13.0
Restructuring charges, net	(5.2)
Net tax benefit on equity-based compensation plans	1.1
Deferred income taxes	(0.8)
Changes in operating asset and liability accounts	37.8
Other	(1.8)

$255.7

Changes in operating asset and liability accounts of $37.8 million included the following sources of cash: decreases in prepaid and other assets of $20.0 million, increases in accounts payable of $22.2 million, increases in deferred profit of $9.1 million, and increases in accrued expenses and other liabilities of $35.2 million. These sources of cash were partially offset by the following uses of cash: increases in accounts receivable of $22.2 million and inventory of $19.8 million, and a $6.6 million effect of foreign exchange rate changes on cash balances. These changes in overall cash were all consistent with increased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the three months ended September 26, 2010 was $43.6 million, primarily consisting of capital expenditures of $19.1 million and net purchases of available-for-sale securities of $24.5 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the three months ended September 26, 2010 was $136.2 million, which included $144.8 million in treasury stock purchases under a stock repurchase program authorized by our Board of Directors (see Note 15 of Notes to Consolidated Financial Statements) and $3.3 million in principal payments on long-term debt and capital leases, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $8.0 million and the effect of excess tax benefits on equity based compensation of $3.9 million.

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at September 26, 2010 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of September 26, 2010, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $114.9 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$9,945	$1,742	$143,819	$3,861	$159,367
1-3 years	15,552	3,402	72,376	148	91,478
3-5 years	150,326	2,888	32,946	—	186,160
Over 5 years	1,011	9,650	5,853	—	16,514

Total	$176,834	$17,682	$254,994	$4,009	$453,519

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at September 26, 2010 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Long-Term Debt

Our remaining total long-term debt, excluding interest, of $3.9 million as of September 26, 2010 consisted of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of September 26, 2010, we had not recorded any liability on our consolidated financial statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

Generally, we indemnify, under pre-determined conditions and limitations, our customers for infringement of third-party intellectual property rights by our products or services. We seek to limit our liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. We do not believe, based on information available, that it is probable that we will pay any material amounts under these guarantees.

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

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2010 Form 10-K.

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

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at September 26, 2010 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of September 26, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

The Semiconductor Equipment Industry is Subject to Major Fluctuations and, as a Result, We Face Risks Related to Our Strategic Resource Allocation Decisions

The business cycle in the semiconductor equipment industry has historically been characterized by frequent periods of rapid change in demand that challenge our management to adjust spending and other resources allocated to operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, procedures for training, managing, and appropriately sizing our supply chain, our work force, and other components of our business on a timely basis.

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

During fiscal year 2010 we transitioned into a period of demand growth, although the duration and intensity of the growth in fiscal 2011 is still uncertain. This demand growth has been fueled in large part by increased investment by customers who, during the downturn, reduced or eliminated their spending on our products.

We continuously reassess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during this period of growth, or we may expand our capacity too rapidly and/or beyond what is appropriate for the actual demand environment.

Especially during transitional periods, resource allocation decisions can have a significant impact on our future performance, particularly if we have not accurately anticipated industry changes. Our success will depend, to a significant extent, on the ability of our executive officers and other members of our senior management to identify and respond to these challenges effectively.

Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which it is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty, some of our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns can cause material adverse changes to our results of operations and financial condition including, but not limited to:

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

Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues and operating results. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in R&D and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our profitability and other financial results.

Our Quarterly Revenues and Operating Results Are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the equipment industry;

•	the size and timing of orders from customers;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities, and natural disasters;

•	natural, physical, logistical or other events or disruptions affecting our principal facilities (including labor disruptions, facility relocations or expansions, earthquakes, and power failures)

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate; and

•	foreign currency exchange rate fluctuations.

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

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments and profitability. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in increased costs and/or lower margins for us. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

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

Our Future Success Depends on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 95% of total revenue in the September 2010 quarter, 91% of total revenue in fiscal year 2010, 85% of total revenue in fiscal year 2009, and 83% in fiscal year 2008. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

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

Certain international sales depend on our ability to obtain export licenses from the U.S. government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships among China, Taiwan, Japan, and the United States, that political and diplomatic influences might lead to trade disruptions; this would adversely affect our business with China and/or Taiwan and perhaps the entire Asia Pacific region. A significant trade disruption in these areas could have a materially adverse impact on our future revenue and profits.

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

We currently enter into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary assets and liabilities, Euro-denominated operating expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, monetary assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign exchange forward contracts to hedge these other foreign currency exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

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

(c) On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. While the repurchase program does not have a defined termination date, it may be suspended or discontinued at any time and will be funded using the Company’s available cash. The Company temporarily suspended repurchases under the program during the December 2008 quarter. On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. The Company completed the repurchase of all amounts available under this share repurchase authorizations during the quarter ended September 26, 2010.

On September 10, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $250 million of Company common stock using the Company’s available cash. These repurchases could be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. The repurchase program does not have a defined termination date, and it may be suspended or discontinued at any time.

Repurchases under the repurchase program and net share settlements were as follows during the periods indicated:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 27, 2010				$130,693
June 28, 2010 — August 4, 2010	1,823	$38.66	1,821	$60,278
August 5, 2010 — August 22, 2010	1,569	$38.45	1,568	$—
Authorization of up to $250 million — September 2010				$250,000
August 23, 2010 — September 26, 2010	16	$36.82	—	$250,000

Total	3,408	$38.56	3,389

(1)	In addition to shares repurchased under Board authorized repurchase program and included in this column are 18,000 shares which the Company withheld through net share settlements during the three months ended September 26, 2010 to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2010

LAM RESEARCH CORPORATION (Registrant)

/s/ ERNEST E. MADDOCK
Ernest E. Maddock
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document