Form 10-Q
period 2010-12-26
LAM RESEARCH CORP
filed 2011-02-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

or

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

As of January 28, 2011, there were 123,549,931 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 26, 2010	June 27, 2010
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$729,060	$545,767
Short-term investments	303,038	280,690
Accounts receivable, less allowance for doubtful accounts of $7,325 as of December 26, 2010 and $10,609 as of June 27, 2010	689,400	499,890
Inventories	333,874	318,479
Deferred income taxes	47,380	46,158
Prepaid expenses and other current assets	76,993	65,677

Total current assets	2,179,745	1,756,661
Property and equipment, net	229,769	200,336
Restricted cash and investments	165,244	165,234
Deferred income taxes	28,030	26,218
Goodwill	169,182	169,182
Intangible assets, net	56,489	67,724
Other assets	104,758	102,037

Total assets	$2,933,217	$2,487,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$168,753	$121,099
Accrued expenses and other current liabilities	381,915	309,397
Deferred profit	135,090	123,194
Current portion of long-term debt and capital leases	4,113	4,967

Total current liabilities	689,871	558,657
Long-term debt and capital leases	16,524	17,645
Income taxes payable	118,323	110,462
Other long-term liabilities	23,720	32,493

Total liabilities	848,438	719,257
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 123,254 shares as of December 26, 2010 and 125,946 shares as of June 27, 2010	123	126
Additional paid-in capital	1,438,008	1,452,939
Treasury stock, at cost; 40,150 shares as of December 26, 2010 and 36,884 shares as of June 27, 2010	(1,710,600)	(1,581,417)
Accumulated other comprehensive loss	(24,668)	(69,849)
Retained earnings	2,381,916	1,966,336

Total stockholders’ equity	2,084,779	1,768,135

Total liabilities and stockholders’ equity	$2,933,217	$2,487,392

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Revenue	$870,714	$487,176	$1,676,588	$805,724
Cost of goods sold	463,281	268,685	891,829	455,918
Cost of goods sold - 409A expense	—	(2,696)	—	(5,816)

Total costs of goods sold	463,281	265,989	891,829	450,102

Gross margin	407,433	221,187	784,759	355,622
Research and development	90,477	82,171	176,830	153,370
Selling, general and administrative	75,852	60,111	147,994	112,230
Restructuring and asset impairments	—	5,919	(5,163)	8,012
409A expense	—	(18,362)	—	(38,590)

Total operating expenses	166,329	129,839	319,661	235,022

Operating income	241,104	91,348	465,098	120,600
Other income (expense), net	1,038	(58)	59	(426)

Income before income taxes	242,142	91,290	465,157	120,174
Income tax expense	20,286	21,716	49,577	33,803

Net income	$221,856	$69,574	$415,580	$86,371

Net income per share:
Basic net income per share	$1.80	$0.55	$3.37	$0.68

Diluted net income per share	$1.78	$0.54	$3.32	$0.67

Number of shares used in per share calculations:
Basic	123,101	127,296	123,384	127,035

Diluted	124,786	128,829	124,999	128,389

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 26, 2010	December 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$415,580	$86,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,611	35,865
Deferred income taxes	(3,822)	21,711
Restructuring charges	(5,163)	8,012
Equity-based compensation expense	25,768	27,217
Income tax benefit on equity-based compensation plans	4,165	214
Excess tax benefit on equity-based compensation plans	(3,228)	(603)
Other, net	(3,564)	1,332
Changes in operating assets and liabilities	(25,020)	(104,105)

Net cash provided by operating activities	441,327	76,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(57,155)	(12,725)
Purchases of available-for-sale securities	(80,916)	(46,410)
Sales and maturities of available-for-sale securities	55,250	35,619
Purchase of other investments	—	(961)
Proceeds from sale of assets	1,544	—
Transfer of restricted cash and investments	(10)	(6,474)

Net cash used for investing activities	(81,287)	(30,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(3,411)	(2,604)
Net proceeds from issuance of long-term debt	—	336
Excess tax benefit on equity-based compensation plans	3,228	603
Cash paid in advance for stock repurchase contracts	(50,000)	—
Treasury stock purchases	(148,946)	(2,932)
Reissuances of treasury stock	7,155	5,761
Proceeds from issuance of common stock	4,242	6,382

Net cash provided by (used for) financing activities	(187,732)	7,546

Effect of exchange rate changes on cash	10,985	3,390
Net increase in cash and cash equivalents	183,293	55,999
Cash and cash equivalents at beginning of period	545,767	374,167

Cash and cash equivalents at end of period	$729,060	$430,166

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 26, 2010

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

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2011 and includes 52 weeks. The quarters ended December 26, 2010 (the “December 2010 quarter”) and December 27, 2009 (the “December 2009 quarter”) each included 13 weeks.

Certain amounts presented in the comparative financial statements for the prior year have been reclassified to conform to the fiscal year 2011 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance addresses criteria for separating the consideration in multiple-element arrangements and requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The Company adopted this guidance on June 28, 2010, on a prospective basis, and the adoption did not have a significant impact on its results of operations or financial condition.

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

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSU”), of Lam Research common stock (“Common Stock”). An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of two years or less. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
		(in millions)
Equity-based compensation expense	$12.8	$13.3	$25.8	$27.2
Income tax benefit related to equity-based compensation expense	$2.2	$2.8	$4.3	$4.3

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of December 26, 2010, there were a total of 3,188,872 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of December 26, 2010, there were an additional 9,391,981 shares reserved and available for future equity-based awards under the 2007 Stock Incentive Plan.

A summary of stock option activity under the Plans as of December 26, 2010 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of December 26, 2010 (in thousands)
Outstanding at June 27, 2010	885	$21.61	2.76
Exercised	(200)	$21.28
Forfeited or expired	(3)	$20.35

Outstanding at December 26, 2010	682	$21.72	2.80	$20,743

Exercisable at December 26, 2010	206	$25.19	1.95	$5,555

The total intrinsic value of options exercised during the three and six months ended December 26, 2010 was $4.0 million and $4.8 million, respectively. The total intrinsic value of options exercised during the three and six months ended December 27, 2009 was $3.9 million and $6.1 million, respectively.

As of December 26, 2010, there was approximately $0.3 million of total unrecognized compensation expense related to unvested stock options granted and outstanding; that expense is expected to be recognized over a remaining period of 0.2 years.

A summary of the Company’s RSUs as of December 26, 2010 and changes during the six months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 27, 2010	2,741	$30.50
Granted	169	$44.49
Vested	(365)	$28.41
Forfeited	(39)	$31.53

Unvested as of December 26, 2010	2,506	$31.70

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 26, 2010, there was $45.7 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 1.3 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of December 26, 2010, there were a total of 8,265,932 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three and six months ended December 26, 2010:

Expected term (years)	0.68
Expected stock price volatility	41.94%
Risk-free interest rate	0.61%

As of December 26, 2010, there was $3.7 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over the next 0.7 years.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are correlated to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in the Consolidated Statements of Operations. All of the Company’s other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

FASB has established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The level of an asset or liability in the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2010:

		Fair Value Measurement at December 26, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Fixed Income
Money Market Funds	$640,843	$640,843	$—	$—
Municipal Notes and Bonds	102,940	—	102,940	—
US Treasury & Agencies	3,503	3,503	—	—
Government-Sponsored Enterprises	6,468	—	6,468	—
Foreign Government Bonds	1,003	—	1,003	—
Corporate Notes and Bonds	314,528	168,936	145,592	—
Mortgage Backed Securities - Residential	4,501	—	4,501	—
Mortgage Backed Securities - Commercial	39,031	—	39,031	—

Total Fixed Income	$1,112,817	$813,282	$299,535	$—
Equities	6,946	6,946	—	—
Mutual Funds	20,465	20,465	—	—
Derivatives Assets	1,812	—	1,812	—

Total	$1,142,040	$840,693	$301,347	$—

Liabilities
Derivative liabilities	$4,146	$—	$4,146	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of December 26, 2010 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Cash Equivalents	$644,894	$644,894	$—	$—
Short-Term Investments	303,038	3,503	299,535	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	27,411	27,411	—	—
Other Assets	1,812	—	1,812	—

Total	$1,142,040	$840,693	$301,347	$—

Accrued expenses and other current liabilities	$4,146	$—	$4,146	$—

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2010.

		Fair Value Measurement at June 27, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Fixed Income
Money Market Funds	$470,936	$470,936	$—	$—
Municipal Notes and Bonds	103,903	—	103,903	—
US Treasury & Agencies	3,447	—	3,447	—
Government-Sponsored Enterprises	6,060	6,060	—	—
Foreign Government Bond	1,008	—	1,008	—
Corporate Notes and Bonds	289,437	169,723	119,636	78
Mortgage Backed Securities - Residential	6,106	—	6,106	—
Mortgage Backed Securities - Commercial	42,964	—	42,964	—

Total Fixed Income	$923,861	$646,719	$277,064	$78
Equities	7,636	7,636	—	—
Mutual Funds	18,124	18,124	—	—
Derivatives Assets	2,063	—	2,063	—

Total	$951,684	$672,479	$279,127	$78

Liabilities
Derivative Liabilities	$470	$—	$470	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 27, 2010 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Cash Equivalents	$478,286	$477,279	$1,007	$—
Short-Term Investments	280,690	4,555	276,057	78
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	2,063	—	2,063	—
Other Assets	25,760	25,760	—	—

Total	$951,684	$672,479	$279,127	$78

Accrued Expenses and Other Current Liabilities	$470	$—	$470	$—

Investments

The following tables summarize the Company’s investments (in thousands):

	December 26, 2010				June 27, 2010
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$84,525	$—	$—	$84,525	$67,830	$—	$—	$67,830
Fixed Income Money Market Funds	640,843	—	—	640,843	470,936	—	—	470,936
Municipal Notes and Bonds	101,913	1,205	(178)	102,940	102,130	1,784	(11)	103,903
US Treasury & Agencies	3,519	1	(17)	3,503	3,437	10	—	3,447
Government-Sponsored Enterprises	6,478	2	(12)	6,468	5,976	84	—	6,060
Foreign Government Bonds	1,005	—	(2)	1,003	1,007	1	—	1,008
Corporate Notes and Bonds	313,246	1,470	(188)	314,528	287,922	1,608	(93)	289,437
Mortgage Backed Securities - Residential	4,284	236	(19)	4,501	5,825	323	(42)	6,106
Mortgage Backed Securities - Commercial	38,932	244	(145)	39,031	42,765	275	(76)	42,964

Total Cash and Short -Term Investments	$1,194,745	$3,158	$(561)	$1,197,342	$987,828	$4,085	$(222)	$991,691

Publicly traded equity securities	$9,320	$—	$(2,374)	$6,946	$9,471	$—	$(1,835)	$7,636
Mutual Funds	19,664	810	(9)	20,465	19,043	—	(919)	18,124

Total Financial Instruments	$1,223,729	$3,968	$(2,944)	$1,224,753	$1,016,342	$4,085	$(2,976)	$1,017,451

As Reported
Cash and Cash Equivalents	$729,060	$—	$—	$729,060	$545,766	$1	$—	$545,767
Short-Term Investments	300,441	3,158	(561)	303,038	276,828	4,084	(222)	280,690
Restricted cash and investments	165,244	—	—	165,244	165,234	—	—	165,234
Other Assets	28,984	810	(2,383)	27,411	28,514	—	(2,754)	25,760

Total	$1,223,729	$3,968	$(2,944)	$1,224,753	$1,016,342	$4,085	$(2,976)	$1,017,451

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any realized losses on investments due to other-than-temporary impairment charges or due to sales of investments during the three and six months ended December 26, 2010 and December 27, 2009.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of December 26, 2010 (in thousands):

	December 26, 2010
	Unrealized Losses		Unrealized Losses
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Income Securities
Municipal Notes and Bonds	$25,653	$(178)	$—	$—	$25,653	$(178)
US Treasury & Agencies	3,450	(17)	—	—	3,450	(17)
Government-Sponsored Enterprises	4,456	(12)	—	—	4,456	(12)
Foreign Government Bonds	1,003	(2)	—	—	1,003	(2)
Corporate Notes and Bonds	28,151	(188)	—	—	28,151	(188)
Mortgage Backed Securities - Residential	—	—	350	(19)	350	(19)
Mortgage Backed Securities - Commercial	14,311	(145)	—	—	14,311	(145)

Total Fixed Income	$77,024	$(542)	$350	$(19)	$77,374	$(561)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	December 26, 2010		June 27, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
		(in thousands)
Due in less than one year	$908,085	$908,684	$723,143	$723,707
Due in more than one year	202,135	204,133	196,855	200,154

	$1,110,220	$1,112,817	$919,998	$923,861

Management has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

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

Cash Flow Hedges

The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of forecasted Japanese yen-denominated revenues and forecasted Euro denominated expenses, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue and operating expenses in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during either the three or six months ended December 26, 2010 or December 27, 2009 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At December 26, 2010, the Company expects to reclassify the entire amount associated with the $1.0 million of gains accumulated in other comprehensive income (loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

As of December 26, 2010, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$97,399	$—
Sell JPY	—	41,553
Buy CHF	—	222,536
Buy TWD	—	87,155
Buy EUR	36,732	—
Buy EUR	—	50,939

	$134,131	$402,183

The fair value of derivatives instruments in the Company’s condensed Consolidated Balance Sheets as of December 26, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,810	Accrued liabilities	$(726)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$2	Accrued liabilities	$(3,420)

Total derivatives		$1,812		$(4,146)

The fair value of derivatives instruments in the Company’s condensed Consolidated Balance Sheets as of June 27, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$30	Accrued liabilities	($52)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$2,033	Accrued liabilities	($418)

Total derivatives		$2,063		($470)

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 26, 2010 and December 27, 2009 were as follows:

	Three Months Ended December 26, 2010				Six Months Ended December 26, 2010
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
				(in thousands)
Foreign exchange forwar dcontracts	$317	$(2,192)	$—	$73	$(4,777)	$(5,802)	$—	$187

	Three Months Ended December 27, 2009				Six Months Ended December 27, 2009
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
				(in thousands)
Foreign exchange forward contracts	$147	$(655)	$—	$19	$(560)	$(650)	$—	$55

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue and operating expenses.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended December 26, 2010 and December 27, 2009 were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)

(in thousands)
Foreign exchange forward contracts	$5,798	$(3,005)	$14,177	$4,248

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

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

The Company’s available-for-sale securities, which are invested in taxable financial instruments, must have a minimum rating of A2 / A at the time of original purchase, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch. Available-for-sale securities that are invested in tax-exempt financial instruments must have a minimum rating of A2 / A at the time of investment, as rated by any one of the same three rating agencies. The Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	December 26, 2010	June 27, 2010
	(in thousands)
Raw materials	$175,447	$159,574
Work-in-process	59,971	67,114
Finished goods	98,456	91,791

	$333,874	$318,479

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 26, 2010	June 27, 2010
	(in thousands)
Manufacturing, engineering and office equipment	$298,036	$253,925
Computer equipment and software	87,704	77,249
Land	14,757	15,574
Buildings	60,831	61,145
Leasehold improvements	51,854	55,300
Furniture and fixtures	14,375	14,095

	527,557	477,288
Less: accumulated depreciation and amortization	(297,788)	(276,952)

	$229,769	$200,336

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of December 26, 2010 and June 27, 2010. Goodwill attributable to the SEZ acquisition of approximately $104 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of December 26, 2010 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(20,990)	$14,236	6.90
Existing technology	61,941	(31,228)	30,713	6.68
Other intangible assets	35,216	(31,591)	3,625	4.10
Patents	20,670	(12,755)	7,915	6.11

	$153,053	$(96,564)	$56,489	6.06

The following table provides details of the Company’s intangible assets subject to amortization as of June 27, 2010 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(18,512)	$16,714	6.90
Existing technology	61,598	(27,084)	34,514	6.70
Other intangible assets	35,216	(27,783)	7,433	4.10
Patents	20,270	(11,207)	9,063	6.13

	$152,310	$(84,586)	$67,724	6.07

The Company recognized $6.0 million and $5.9 million in intangible asset amortization expense during the three months ended December 26, 2010 and December 27, 2009, respectively. The Company recognized $12.0 million and $11.8 million in intangible asset amortization expense during the six months ended December 26, 2010 and December 27, 2009, respectively.

The estimated future amortization expense of purchased intangible assets as of December 26, 2010 is as follows (in thousands):

Fiscal Year	Amount
2011 (6 months)	$9,067
2012	17,997
2013	16,350
2014	10,377
2015	2,154
Thereafter	544

$56,489

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 26, 2010	June 27, 2010
	(in thousands)
Accrued compensation	$214,796	$164,579
Warranty reserves	42,520	31,756
Income and other taxes payable	57,289	54,874
Other	67,310	58,188

	$381,915	$309,397

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
Interest income	$4,548	$2,008	$7,624	$4,056
Interest expense	(110)	(245)	(211)	(434)
Foreign exchange gains (losses)	(3,108)	(195)	(6,287)	(1,989)
Other, net	(292)	(1,626)	(1,067)	(2,059)

	$1,038	$(58)	$59	$(426)

NOTE 10 — INCOME TAX EXPENSE

The Company’s effective tax rate for the three and six months ended December 26, 2010 was approximately 8.4% and 10.7%, respectively.

The differences between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three and six months ended December 26, 2010 were primarily due to the geographic mix of income and research and development tax credits partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rates recorded during the three and six months ended December 26, 2010 included the tax impact of discrete items, which were recorded during the quarter in which they occurred. During three and six months ended December 26, 2010, discrete items primarily consisted of: (1) a tax expense of $1.0 million and $2.0 million, respectively, of interest related to uncertain tax positions, (2) a tax benefit of $4.8 million in both periods related to the retroactive extension of the U.S. federal research and development credit for part of fiscal year 2010, (3) a tax benefit of $3.0 million and $3.2 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign uncertain tax positions, and (4) a tax expense of zero and $2.1 million, respectively, related to the reversal of accrued restructuring expenses.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	December 26, 2010	June 27, 2010
	(in millions)
Total gross unrecognized tax benefits	$202.9	190.5

If the gross unrecognized tax benefits as of December 26, 2010 were recognized in a future period, it would result in a net tax benefit of $170.2 million and a reduction of the effective tax rate. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the expiration of statutes of limitations in the next 12 months.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of December 26, 2010, the Company had accrued approximately $19.2 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $18.5 million as of June 27, 2010.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of December 26, 2010, tax years 2001-2010 remain subject to examination in certain jurisdictions where the Company operates.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal year 2007. The California Franchise Tax Board (“FTB”) is examining the Company’s tax returns for fiscal years 2005 and 2006. As of December 26, 2010, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

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

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized, with the exception of $37.0 million related to certain California and foreign deferred tax assets. However, realization of the assets could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of December 26, 2010, approximately $37.0 million would be credited to the Consolidated Statement of Operations.

NOTE 11 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options and RSUs. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands, except per share data)
Numerator:
Net income	$221,856	$69,574	$415,580	$86,371

Denominator:
Basic average shares outstanding	123,101	127,296	123,384	127,035
Effect of potential dilutive securities:
Employee stock plans	1,685	1,533	1,615	1,354

Diluted average shares outstanding	124,786	128,829	124,999	128,389

Net income per share - basic	$1.80	$0.55	$3.37	$0.68

Net income per share - diluted	$1.78	$0.54	$3.32	$0.67

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
Number of potential dilutive securities excluded	54	91	76	118

NOTE 12 — COMPREHENSIVE INCOME

The components of comprehensive income, on an after-tax basis where applicable, are as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
Net income	$221,856	$69,574	$ 415,580	$86,371
Foreign currency translation adjustment	13,422	(5,951)	44,095	7,848
Unrealized gain on fair value of derivative financial instruments, net	4,700	1,461	6,861	746
Unrealized gain (loss) on financial instruments, net	(485)	(309)	(562)	971
Reclassification adjustment for gain included in earnings	(2,596)	(796)	(6,365)	(868)
Postretirement benefit plan adjustment	157	(66)	1,152	(15)

Comprehensive income	$237,054	$63,913	$ 460,761	$95,053

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	December 26, 2010	June 27, 2010
	(in thousands)
Accumulated foreign currency translation adjustment	$(21,748)	$(65,843)
Accumulated unrealized gain (loss) on derivative financial instruments	1,023	(1)
Accumulated unrealized gain on financial instruments	135	1,225
Postretirement benefit plan adjustment	(4,078)	(5,230)

Accumulated other comprehensive loss	$(24,668)	$(69,849)

NOTE 13 — LONG-TERM DEBT AND GUARANTEES

The Company’s contractual cash obligations relating to its existing capital leases and debt as of December 26, 2010 were as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,776	$2,640	$4,416
Two years	1,778	1,370	3,148
Three years	1,597	—	1,597
Four years	2,083	—	2,083
Five years	856	—	856
Over 5 years	9,785	—	9,785

Total	17,875	4,010	21,885
Interest on capital leases	1,248	—	1,248

Total less interest on capital leases	16,627	4,010	20,637
Current portion of long-term debt and capital leases	1,473	2,640	4,113

Long-term debt and capital leases	$15,154	$1,370	$16,524

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Long-Term Debt

The Company’s total long-term debt as of December 26, 2010 consisted of various bank loans and government subsidized technology loans supporting operating needs.

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

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. The $164.9 million is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of December 26, 2010.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of December 26, 2010, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts which may limit its exposure to such indemnifications. As of December 26, 2010, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
Balance at beginning of period	$35,612	$20,150	$31,756	$21,185
Warranties issued during the period	14,914	9,089	26,330	14,032
Settlements made during the period	(8,326)	(3,438)	(16,020)	(8,064)
Expirations and change in liability for pre-existing warranties during the period	8	(3,042)	(234)	(4,819)
Changes in foreign currency exchange rates	312	—	688	425

Balance at end of period	$42,520	$22,759	$42,520	$22,759

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

The following table summarizes restructuring and asset impairment charges and reversals during the three and six months ended December 26, 2010 and December 27, 2009 for all restructuring Plans. These amounts were recorded in operating expenses within the Consolidated Statements of Operations for the respective periods.

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
December 2008 Plan	$—	$—	$—	$105
March 2009 Plan	—	5,919	(5,163)	7,907

Total restructuring and asset impairment charges	$—	$5,919	$(5,163)	$8,012

December 2008 Plan

During the December 2008 quarter the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). There were no restructuring and asset impairment charges incurred under the December 2008 Plan during the three or six months ended December 26, 2010 or the three months ended December 27, 2009. During the six months ended December 27, 2009 there were $0.1 million of expenses incurred under the December 2008 Plan relating to severance and benefits. The remaining liability balance under the December 2008 Plan was $0.3 million as of both December 26, 2010 and June 27, 2010 and relates to severance and benefits.

Total charges incurred through December 26, 2010 under the December 2008 Plan were $17.9 million.

March 2009 Plan

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). During the September 2010 quarter, the Company reversed certain restructuring and asset impairment charges as a result of a decision to occupy previously restructured facilities. Restructuring and asset impairment charges (reversal) during the three and six months ended December 26, 2010 and December 27, 2009 were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
Severance and benefits	$—	$—	$—	$472
Facilities	—	5,332	(5,163)	6,848
Asset Impairment	—	587	—	587

Total restructuring and asset impairment charges	$—	$5,919	$(5,163)	$7,907

Below is a table summarizing activity relating to the March 2009 Plan during the six months ended December 26, 2010:

	Severance and Benefits	Facilities	Total

	(in thousands)
Balance at June 27, 2010	$265	$16,852	$17,117
Fiscal year 2011 expense (reversal)	—	(5,163)	(5,163)
Cash payments	(222)	(524)	(746)

Balance at December 26, 2010	$43	$11,165	$11,208

Total charges incurred through December 26, 2010 under the March 2009 Plan were $44.3 million.

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

On September 10, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $250 million of Company common stock using the Company’s available cash. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. The repurchase program does not have a defined termination date, and it may be suspended or discontinued at any time. On December 6, 2010 the Company entered into a structured stock repurchase arrangement using general corporate funds. This arrangement includes terms that required the Company to make an up-front cash payment to the counterparty and will result in the receipt of either 1.5 million shares of Company stock or $50.4 million in cash at the maturity of the agreement, at the option of the Company. As of December 26, 2010, the Company prepaid $50.0 million under its structured stock repurchase arrangement, which expires on April 6, 2011. The Company recorded this payment as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of December 26, 2010.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
		(in thousands, except per share data)
Available balance as of June 27, 2010				$130,693
Authorization of up to $250 million - September 2010				$380,693
Quarter ended September 26, 2010	3,389	$130,693	$38.56	$250,000
Quarter ended December 26, 2010	—	$—	$—	$250,000

During the six months ended December 26, 2010, the Company withheld approximately 110,000 shares at a total cost of $4.8 million through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 27, 2010, our quarterly report on Form 10-Q for the quarter ended September 26, 2010, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and six months ended December 26, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2010 Form 10-K.

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

Our shipments, revenue and net income increased in the December 2010 quarter compared to the September 2010 quarter, in response to improved customer demand. We expect industry conditions to be relatively stable in calendar year 2011 versus 2010.

We believe that, over the long term, demand for our products will continue to increase as customers’ capital expenditures increase to meet growing demand for semiconductor devices. However, historically, changes in demand for semiconductor manufacturing equipment have been irregular and unpredictable. Accordingly, any forecasts about demand for wafer fabrication equipment in the near term are subject to uncertainty, and we could experience significant volatility in our quarterly results of operations over the next several quarters. In calendar year 2011 we believe that the opportunity exists for expansion in the wafer fab equipment market as compared to calendar year 2010. This expansion is dependent on, among other things, world-wide GDP growth and customer adoption rates for new products such as tablet devices and high end smart phones. Ultimately we cannot precisely predict the robustness or pace of any macroeconomic recovery. At present, customer input suggests that shipments in the first half of calendar year 2011 will be at comparable levels versus the latter half of 2010, even though we expect shipments to decline to some extent in the March 2011 quarter.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009

Revenue	$870,714	$805,874	$487,176
Gross margin	$407,433	$377,326	$221,187
Gross margin as a percent of total revenue	46.8%	46.8%	45.4%
Total operating expenses	$166,329	$153,332	$129,839
Net income	$221,856	$193,724	$69,574
Diluted net income per share	$1.78	$1.55	$0.54

Our results for the December 2010 quarter reflect continued improvement in the global business environment and in the semiconductor industry with improved foundry fab utilization and high levels of production of next-generation DRAM and NAND devices by leading memory companies.

Throughout calendar year 2010, we maintained our investments in new product R&D to defend our market share and win new application share. Our activities also focused on improving our customers’ installed base productivity through improved performance and lower cost of ownership. We improved our operational capability relative to cycle time for material procurement and manufacturing. We believe that these activities and others will allow us to maintain and improve our market share and cash generation capabilities.

In the quarter ended December 26, 2010, revenue increased, as compared to the quarter ended September 26, 2010, primarily reflecting increased system shipments driven by growth in customer demand. Gross margin as a percent of revenues was consistent in both the December and September 2010 quarters.

Operating expenses in the December 2010 quarter increased as compared to the quarter ended September 26, 2010. This change is primarily due to increased research and development activities and enhanced levels of sales and marketing expense associated with customer projects, and we expect that this trend may continue into calendar year 2011. In addition, the September 2010 quarter included a reversal of restructuring charges which did not reoccur in the December 2010 quarter.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $1.2 billion as of December 26, 2010 compared to $1.1 billion as of September 26, 2010. Cash generated by operations was approximately $186 million during the December 2010 quarter. We used cash to prepay $50 million under a structured stock purchase agreement (see Note 15 to the Consolidated Financial Statements) and to purchase $38 million of property, plant, and equipment. Employee headcount increased to approximately 3,400 as of December 26, 2010, from approximately 3,300 as of September 26, 2010.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009
Shipments (in millions)	$892	$808	$519
North America	11%	5%	7%
Europe	13%	11%	6%
Japan	10%	12%	12%
Korea	18%	29%	26%
Taiwan	29%	28%	37%
Asia Pacific	19%	15%	12%

Shipments for the December 2010 quarter increased 10% compared to the September 2010 quarter and 72% year over year. During the December 2010 quarter, applications at or below the 65 nanometer technology node were 88% of total systems shipments. The memory market segment, foundry, and integrated device manufacturers were approximately 40%, 38% and 22% of shipments, respectively.

Revenue

	Three Months Ended			Six Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Revenue (in thousands)	$870,714	$805,874	$487,176	$1,676,588	$805,724
North America	6%	5%	8%	6%	8%
Europe	13%	10%	6%	12%	6%
Japan	11%	12%	15%	11%	16%
Korea	18%	36%	25%	27%	25%
Taiwan	38%	21%	35%	30%	33%
Asia Pacific	14%	16%	11%	14%	12%

Revenue for the December 2010 quarter increased 8% compared to the September 2010 quarter and 79% year over year. Revenue increased in all product lines. Our revenue levels are generally correlated to our shipment, installation and acceptance timelines. The overall Asia region continues to account for a predominant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $223 million as of December 26, 2010 compared to $217 million as of September 26, 2010. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $48 million as of December 26, 2010 compared to $50 million as of September 26, 2010.

Gross Margin

	Three Months Ended			Six Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands, except percentages)
Gross margin	$407,433	$377,326	$221,187	$784,759	$355,622
Percent of total revenue	46.8%	46.8%	45.4%	46.8%	44.1%

Gross margin as a percentage of revenue remained unchanged at 46.8% during both the December and September 2010 quarters.

The increase in gross margin as a percentage of revenue during the three and six months ended December 26, 2010 as compared to the same periods in the prior year was due primarily to increased factory and field utilization.

Research and Development

	Three Months Ended			Six Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands, except percentages)
Research and development	$90,477	$86,353	$82,171	$176,830	$153,370
Percent of total revenue	10.4%	10.7%	16.9%	10.5%	19.0%

We continue to make significant R&D investments focused on plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the December 2010 quarter compared to the September 2010 quarter was primarily due to approximately $3 million of increased salary, benefit, and travel costs related to higher headcount and $2 million of increased costs for supplies and outside services.

The increase in R&D expenses during the three months ended December 26, 2010 as compared to the same period in the prior year was due to approximately $5 million of increased salary, benefit, and travel costs related to higher headcount and $1 million of higher variable compensation associated with higher revenue and profit levels. The increase in R&D expenses during the six months ended December 26, 2010 as compared to the same period in the prior year was due to approximately $10 million of increased salary, benefit, and travel costs related to higher headcount, $8 million of higher variable compensation associated with higher revenue and profit levels, and $3 million of increased costs for supplies and outside services.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$75,852	$72,142	$60,111	$147,994	$112,230
Percent of total revenue	8.7%	9.0%	12.3%	8.8%	13.9%

The sequential increase in SG&A expenses in the December 2010 quarter was primarily due to approximately $3 million of increased costs for supplies and outside services and $2 million of increased salary, benefit, and travel costs related to higher headcount.

The increase in SG&A expenses for the December 2010 quarter compared to the same period in the prior year was primarily due to $9 million of higher variable compensation associated with higher revenue and profit levels, $5 million of increased costs for supplies and outside services, and $4 million of increased salary, benefit, and travel costs related to higher headcount. The increase in SG&A expenses for the six months ended December 26, 2010 compared to the same period in the prior year was primarily due to $21 million of higher variable compensation associated with higher revenue and profit levels, $9 million of increased salary, benefit, and travel costs related to higher headcount, and $6 million of increased costs for supplies and outside services.

Restructuring and Asset Impairments

The following table summarizes charges (recoveries/reversals) under each of the plans described below for the periods indicated:

	Three Months Ended			Six Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
December 2008 Plan	—	—	—	—	105
March 2009 Plan	—	(5,163)	5,919	(5,163)	7,907

Total restructuring and asset impairment charges incurred under restructuring plans	$—	$(5,163)	$5,919	$(5,163)	$8,012

During fiscal years 2009 and 2010, we incurred restructuring and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). These charges consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments.

During fiscal years 2009 and 2010, we also incurred restructuring and asset impairment charges designed to align our cost structure with our outlook for the economic environment and future business opportunities at that time (“March 2009 Plan”). These charges consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. During fiscal year 2011, we recorded a reversal of $5.2 million as a result of a decision to occupy certain previously restructured facilities.

For further details related to restructuring and asset impairment, see Note 14 of the Notes to Consolidated Financial Statements.

409A Expense

Following the voluntary independent review of our historical employee stock option grant process in 2007, we considered whether Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (“IRC”) and similar provisions of state law would apply to certain stock option grants that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock on the date of grant, it may be subject to penalty taxes under Section 409A and similar provisions of state law. Under those circumstances, taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, our Board of Directors authorized us to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain other executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. Those liabilities totaled $51 million; $45 million was recorded in operating expenses and $6 million in cost of goods sold in our Consolidated Statements of Operations for fiscal year 2008. We incurred $3 million of expense during fiscal year 2009 consisting of interest and legal fees.

During fiscal year 2010, we reached final settlement of matters associated with our Section 409A expenses with the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) resulting in a credit of $44 million due to the reversal of Section 409A liabilities. This credit was recorded in the six months ended December 27, 2009. The determinations from the voluntary independent stock option review are more fully described in Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our 2007 Form 10-K.

There were no expenses related to Section 409A in the three or six months ended December, 26 2010.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended			Six Months Ended
	December 26, 2010	September 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(in thousands)
Interest income	$4,548	$3,076	$2,008	$7,624	$4,056
Interest expense	(110)	(101)	(245)	(211)	(434)
Foreign exchange gain (loss)	(3,108)	(3,179)	(195)	(6,287)	(1,989)
Other, net	(292)	(775)	(1,626)	(1,067)	(2,059)

	$1,038	$(979)	$(58)	$59	$(426)

Interest income increased in the three and six months ended December 26, 2010 compared with the three months ending September 27, 2010, and three and six months December 27, 2009 primarily due to increases in our average cash and investment balances.

Foreign exchange losses during the three and six months ending December 26, 2010 as compared to the three and six months ending December 27, 2009, were a result of changes in the value of our foreign currency denominated liabilities net of hedging activities.

Income Tax Expense

Our effective tax rates for the three and six months ended December 26, 2010 were 8.4% and 10.7%, respectively. Our effective tax rate for the three and six months ended December 27, 2009 were approximately 23.8% and 28.1%, respectively. The decrease in the effective tax rate for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 was primarily due to the geographical mix of income and non-recurring tax expense related to 409A settlement from the California Franchise Tax Board (“FTB”) audit recorded in the three months ended December 27, 2009. The decrease in the effective tax rate for the six months ended December 26, 2010 compared to the six months ended December 27, 2009 was primarily due to the geographical mix of income and non-recurring tax expense related to 409A settlements from the Internal Revenue Service (“IRS”) and California FTB audits recorded in the six months ended December 27, 2009.

The effective tax rates of 8.4% and 10.7% for the three and six months ended December 26, 2010, respectively, included the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $1.0 million and $2.0 million, respectively, of interest related to uncertain tax positions, (2) a tax benefit of $4.8 million in both periods related to the retroactive extension of the U.S. federal research and development credit for part of fiscal year 2010, (3) a tax benefit of $3.0 million and $3.2 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign tax positions, and (4) a tax expense of zero and $2.1 million, respectively, related to the reversal of accrued restructuring expenses. The effective tax rates of 23.8% and 28.1% for the three and six months ended December 27, 2009 were impacted by the following discrete events: (1) a tax expense of $8.4 million and $17.7 million, respectively, related to the 409A settlement from the IRS and California FTB audits, (2) a tax expense of $0.9 million and $1.8 million, respectively, of interest related to uncertain tax positions, (3) a tax benefit of $2.8 million and

$3.5 million, respectively, related to the accrual of restructuring expenses,(4) a tax benefit of $2.6 million and $2.6 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign uncertain tax positions, and (5) a tax expense of approximately zero and $2.2 million, respectively, related to a change in valuation allowance on California R&D credits.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $134.4 million and $137.4 million as of December 26, 2010, and June 27, 2010, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $36.3 million and a valuation allowance of $37.0 million as of December 26, 2010. The gross deferred tax assets were offset by deferred tax liabilities of $36.3 million and a valuation allowance of $37.0 million as of June 27, 2010.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: GAAP requires us to recognize the fair value of equity-based compensation in net income. We determine the fair value of our restricted stock units (“RSUs”) based upon the fair market value of Company stock at the date of grant. We estimate the fair value of our stock options and ESPP awards using the Black-Scholes option valuation model. This model requires us to input highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the awards, and we have elected to use the straight-line method of amortization.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 26, 2010, we had $1.2 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $992 million as of June 27, 2010.

Cash Flows from Operating Activities

Net cash provided by operating activities of $441.3 million during the six months ended December 26, 2010 consisted of (in millions):

Net income	$415.6
Non-cash charges:
Depreciation and amortization	36.6
Equity-based compensation	25.8
Restructuring charges, net	(5.2)
Net tax benefit on equity-based compensation plans	1.0
Deferred income taxes	(3.8)
Changes in operating asset and liability accounts	(25.0)
Other	(3.7)

$441.3

Changes in operating asset and liability accounts, net of foreign exchange impact, of $25.0 million included the following uses of cash: increases in accounts receivable of $189.7 million and inventories of $14.9 million, partially offset by the following sources of cash: increases in accrued expenses and other liabilities of $107.7 million, accounts payable of $47.7 million, and deferred profit of $11.9 million, and decreases in prepaid and others assets of $21.3 million. These changes in overall cash were all consistent with increased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the six months ended December 26, 2010 was $81.3 million, primarily consisting of capital expenditures of $57.2 million and net purchases of available-for-sale securities of $25.7 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the six months ended December 26, 2010 was $187.7 million, which included $148.9 million in treasury stock repurchases, a $50 million prepayment for the potential purchase of treasury stock under the structured stock repurchase arrangement (see Note 15 of Notes to Consolidated Financial Statements), and $3.4 million in principal payments on long-term debt and capital leases, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $11.4 million and the effect of excess tax benefits on equity based compensation of $3.2 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at December 26, 2010 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of December 26, 2010, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $118.3 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
			(in thousands)
Payments due by period:
Less than 1 year	$10,840	$1,777	$152,714	$2,696	$168,027
1-3 years	16,744	3,375	67,924	1,377	89,420
3-5 years	149,728	2,938	33,361	—	186,027
Over 5 years	697	9,785	2,826	—	13,308

Total	$178,009	$17,875	$256,825	$4,073	$456,782

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at December 26, 2010 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Long-Term Debt

Our remaining total long-term debt as of December 26, 2010 consisted of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of December 26, 2010, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio, long-term debt, and operating leases. We maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at December 26, 2010 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of December 26, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

]ITEM 1A.	Risk Factors

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 94% of total revenue in the December 2010 quarter, 91% of total revenue in fiscal year 2010, 85% of total revenue in fiscal year 2009, and 83% in fiscal year 2008. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

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

We currently enter into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary assets and liabilities, Euro-denominated expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, in the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, monetary assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign exchange forward contracts to hedge these other foreign currency exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

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

Repurchases of Company Shares

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

On September 10, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $250 million of Company common stock using the Company’s available cash. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. The repurchase program does not have a defined termination date, and it may be suspended or discontinued at any time. On December 6, 2010 the Company entered into a structured stock repurchase arrangement using general corporate funds. This arrangement includes terms that required the Company to make an up-front cash payment to the counterparty and will result in the receipt of either 1.5 million shares of Company stock or $50.4 million in cash at the maturity of the agreement, at the option of the Company. As of December 26, 2010, the Company prepaid $50.0 million under its structured stock repurchase arrangement, which expires on April 6, 2011. The Company recorded this payment as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of December 26, 2010.

Repurchases under the repurchase program and net share settlements were as follows during the periods indicated:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
		(in thousands, except per share data)
Amount available at June 27, 2010				$130,693
Quarter Ending September 26, 2010	3,408	$38.56	3,389	$—
Authorization of up to $250 million - September 2010				$250,000
September 27, 2010 - October 24, 2010	4	$41.93	—	$250,000
October 25, 2010 - November 21, 2010	84	$45.11	—	$250,000
November 22, 2010 - December 26, 2010	3	$51.16	—	$250,000

Total	3,499	$38.73	3,389

(1)	In addition to shares repurchased under Board authorized repurchase program and included in this column are 110,000 shares at a total cost of $4.8 million which the Company withheld through net share settlements during the six months ended December 26, 2010 to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

LAM RESEARCH CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2011

LAM RESEARCH CORPORATION (Registrant)

/s/ ERNEST E. MADDOCK
Ernest E. Maddock
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.151	Amendment to Employment Agreement between Stephen G. Newberry and Lam Research Corporation, dated December 7, 2010.

*10.152	Amendment to Employment Agreement between Martin B. Anstice and Lam Research Corporation, dated December 7, 2010.

*10.155	Amended and Restated Employment Agreement between James W. Bagley and Lam Research Corporation, dated November 5, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.