Form 10-Q
period 2011-03-27
LAM RESEARCH CORP
filed 2011-05-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

or

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

As of April 29, 2011, there were 124,490,743 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

		Page No.
	PART I. Financial Information	3

Item 1.	Financial Statements (Unaudited):	3

	Consolidated Balance Sheets as of March 27, 2011 and June 27, 2010	3

	Condensed Consolidated Statements of Operations for the three and nine months ended March 27, 2011 and March 28, 2010	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 27, 2011 and March 28, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

	PART II. Other Information	35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Removed and Reserved	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		43

Exhibit Index		44
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2
	EX-101.INS
	EX-101.SCH
	EX-101.CAL
	EX-101.LAB
	EX-101.PRE

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 27, 2011	June 27, 2010
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$942,710	$545,767
Short-term investments	312,879	280,690
Accounts receivable, less allowance for doubtful accounts of $7,331 as of March 27, 2011 and $10,609 as of June 27, 2010	637,795	499,890
Inventories	355,734	318,479
Deferred income taxes	45,934	46,158
Prepaid expenses and other current assets	77,722	65,677

Total current assets	2,372,774	1,756,661
Property and equipment, net	251,954	200,336
Restricted cash and investments	165,248	165,234
Deferred income taxes	29,578	26,218
Goodwill	169,182	169,182
Intangible assets, net	51,964	67,724
Other assets	107,795	102,037

Total assets	$3,148,495	$2,487,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$184,119	$121,099
Accrued expenses and other current liabilities	328,695	309,397
Deferred profit	150,335	123,194
Current portion of long-term debt and capital leases	4,242	4,967

Total current liabilities	667,391	558,657
Long-term debt and capital leases	15,949	17,645
Income taxes payable	116,911	110,462
Other long-term liabilities	25,088	32,493

Total liabilities	825,339	719,257

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 124,037 shares as of March 27, 2011 and 125,946 shares as of June 27, 2010	124	126
Additional paid-in capital	1,472,969	1,452,939
Treasury stock, at cost; 40,101 shares as of March 27, 2011 and 36,884 shares as of June 27, 2010	(1,713,895)	(1,581,417)
Accumulated other comprehensive loss	(198)	(69,849)
Retained earnings	2,564,156	1,966,336

Total stockholders’ equity	2,323,156	1,768,135

Total liabilities and stockholders’ equity	$3,148,495	$2,487,392

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Revenue	$809,087	$632,763	$2,485,675	$1,438,487

Cost of goods sold	435,068	339,892	1,326,897	795,810
Cost of goods sold — 409A expense	—	—	—	(5,816)

Total costs of goods sold	435,068	339,892	1,326,897	789,994

Gross margin	374,019	292,871	1,158,778	648,493
Research and development	96,880	81,845	273,710	235,215
Selling, general and administrative	80,143	61,933	228,137	174,163
Restructuring and asset impairments	—	—	(5,163)	8,012
409A expense	—	—	—	(38,590)

Total operating expenses	177,023	143,778	496,684	378,800

Operating income	196,996	149,093	662,094	269,693
Other income, net	1,663	1,616	1,722	1,190

Income before income taxes	198,659	150,709	663,816	270,883
Income tax expense	16,419	30,408	65,996	64,211

Net income	$182,240	$120,301	$597,820	$206,672

Net income per share:
Basic net income per share	$1.47	$0.94	$4.84	$1.63

Diluted net income per share	$1.45	$0.94	$4.78	$1.61

Number of shares used in per share calculations:
Basic	123,674	127,307	123,482	127,127

Diluted	125,293	128,587	125,097	128,368

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 27, 2011	March 28, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$597,820	$206,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,787	53,737
Deferred income taxes	(4,555)	22,351
Restructuring charges	(5,163)	8,012
Equity-based compensation expense	38,224	38,134
Income tax benefit on equity-based compensation plans	19,492	691
Excess tax benefit on equity-based compensation plans	(15,106)	(973)
Other, net	(2,818)	2,542
Changes in operating assets and liabilities	239	(145,886)

Net cash provided by operating activities	682,920	185,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(92,924)	(23,548)
Purchases of available-for-sale securities	(132,662)	(92,868)
Sales and maturities of available-for-sale securities	95,928	78,839
Purchase of other investments	(417)	(961)
Proceeds from sale of assets	1,544	—
Transfer of restricted cash and investments	(14)	13,155

Net cash used for investing activities	(128,545)	(25,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(4,449)	(20,424)
Net proceeds from issuance of long-term debt	—	336
Excess tax benefit on equity-based compensation plans	15,106	973
Cash paid in advance for stock repurchase contracts	(50,000)	—
Treasury stock purchases	(157,563)	(75,172)
Reissuances of treasury stock	13,676	11,279
Proceeds from issuance of common stock	10,222	7,823

Net cash used for financing activities	(173,008)	(75,185)

Effect of exchange rate changes on cash	15,576	2,490
Net increase in cash and cash equivalents	396,943	87,202
Cash and cash equivalents at beginning of period	545,767	374,167

Cash and cash equivalents at end of period	$942,710	$461,369

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 27, 2011

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

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2011 and includes 52 weeks. The quarters ended March 27, 2011 (the “March 2011 quarter”) and March 28, 2010 (the “March 2010 quarter”) each included 13 weeks.

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

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSUs”), of Lam Research common stock (“Common Stock”). An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of two years or less. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in millions)
Equity-based compensation expense	$12.5	$10.9	$38.2	$38.1
Income tax benefit related to equity-based compensation expense	$2.1	$1.7	$6.4	$6.1

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of March 27, 2011, there were a total of 2,672,205 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of March 27, 2011, there were an additional 9,174,207 shares reserved and available for future equity-based awards under the 2007 Stock Incentive Plan.

A summary of stock option activity under the Plans as of March 27, 2011 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of March 27, 2011 (in thousands)
Outstanding at June 27, 2010	885	$21.61	2.76
Exercised	(474)	$21.58
Forfeited or expired	(3)	$20.35

Outstanding at March 27, 2011	408	$21.66	2.52	$13,456

Exercisable at March 27, 2011	408	$21.66	2.52	$13,456

The total intrinsic value of options exercised during the three and nine months ended March 27, 2011 was $9.2 million and $14.0 million, respectively. The total intrinsic value of options exercised during the three and nine months ended March 28, 2010 was $0.9 million and $7.0 million, respectively.

As of March 27, 2011, all stock options outstanding were fully vested and all related compensation expense has been recognized.

A summary of the Company’s RSUs as of March 27, 2011 and changes during the nine months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 27, 2010	2,741	$30.50
Granted	487	$51.49
Vested	(825)	$26.24
Forfeited	(139)	$31.45

Unvested as of March 27, 2011	2,264	$36.51

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 27, 2011, there was $50.8 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 1.3 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of March 27, 2011, there were a total of 9,909,611 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three and nine months ended March 27, 2011:

	Three Months Ended March 27, 2011	Nine Months Ended March 27, 2011
Expected term (years)	0.82	0.68
Expected stock price volatility	43.37%	41.89%
Risk-free interest rate	0.81%	0.61%

As of March 27, 2011, there was $2.7 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over the next 0.4 years.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2011:

	Total	Fair Value Measurement at March 27, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$842,012	$842,012	$—	$—
Municipal Notes and Bonds	104,840	—	104,840	—
US Treasury & Agencies	973	973	—	—
Government-Sponsored Enterprises	7,268	—	7,268	—
Foreign Government Bonds	1,005	—	1,005	—
Corporate Notes and Bonds	321,371	164,885	156,486	—
Mortgage Backed Securities — Residential	3,978	—	3,978	—
Mortgage Backed Securities — Commercial	39,844	—	39,844	—

Total Short-Term Investments	$1,321,291	$1,007,870	$313,421	$—
Equities	9,266	9,266	—	—
Mutual Funds	21,565	21,565	—	—
Derivatives Assets	1,558	—	1,558	—

Total	$1,353,680	$1,038,701	$314,979	$—

Liabilities
Derivative Liabilities	$3,043	$—	$3,043	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of March 27, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$843,527	$842,012	$1,515	$—
Short-Term Investments	312,879	973	311,906	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	30,831	30,831	—	—
Other Assets	1,558	—	1,558	—

Total	$1,353,680	$1,038,701	$314,979	$—

Accrued expenses and other current liabilities	$3,043	$—	$3,043	$—

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2010.

		Fair Value Measurement at June 27, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$470,936	$470,936	$—	$—
Municipal Notes and Bonds	103,903	—	103,903	—
US Treasury & Agencies	3,447	—	3,447	—
Government-Sponsored Enterprises	6,060	6,060	—	—
Foreign Government Bond	1,008	—	1,008	—
Corporate Notes and Bonds	289,437	169,723	119,636	78
Mortgage Backed Securities — Residential	6,106	—	6,106	—
Mortgage Backed Securities — Commercial	42,964	—	42,964	—

Total Short-Term Investments	$923,861	$646,719	$277,064	$78
Equities	7,636	7,636	—	—
Mutual Funds	18,124	18,124	—	—
Derivatives Assets	2,063	—	2,063	—

Total	$951,684	$672,479	$279,127	$78

Liabilities
Derivative Liabilities	$470	$—	$470	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 27, 2010 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$478,286	$477,279	$1,007	$—
Short-Term Investments	280,690	4,555	276,057	78
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	2,063	—	2,063	—
Other Assets	25,760	25,760	—	—

Total	$951,684	$672,479	$279,127	$78

Accrued Expenses and Other Current Liabilities	$470	$—	$470	$—

Investments

The following tables summarize the Company’s investments (in thousands):

	March 27, 2011				June 27, 2010
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$99,546	$—	$—	$99,546	$67,830	$—	$—	$67,830
Fixed Income Money Market Funds	842,012	—	—	842,012	470,936	—	—	470,936
Municipal Notes and Bonds	103,832	1,125	(117)	104,840	102,130	1,784	(11)	103,903
US Treasury & Agencies	976	1	(4)	973	3,437	10	—	3,447
Government-Sponsored Enterprises	7,278	2	(12)	7,268	5,976	84	—	6,060
Foreign Government Bonds	1,004	1	—	1,005	1,007	1	—	1,008
Corporate Notes and Bonds	320,246	1,258	(133)	321,371	287,922	1,608	(93)	289,437
Mortgage Backed Securities — Residential	3,813	202	(37)	3,978	5,825	323	(42)	6,106
Mortgage Backed Securities — Commercial	39,800	205	(161)	39,844	42,765	275	(76)	42,964

Total Cash and Short — Term Investments	$1,418,507	$2,794	$(464)	$1,420,837	$987,828	$4,085	$(222)	$991,691

Publicly Traded Equity Securities	$9,452	$—	$(186)	$9,266	$9,471	$—	$(1,835)	$7,636
Mutual Funds	20,209	1,356	—	21,565	19,043	—	(919)	18,124

Total Financial Instruments	$1,448,168	$4,150	$(650)	$1,451,668	$1,016,342	$4,085	$(2,976)	$1,017,451

As Reported
Cash and Cash Equivalents	$942,713	$—	$(3)	$942,710	$545,766	$1	$—	$545,767
Short-Term Investments	310,546	2,794	(461)	312,879	276,828	4,084	(222)	280,690
Restricted Cash and Investments	165,248	—	—	165,248	165,234	—	—	165,234
Prepaid Expenses and Other Current Assets	29,661	1,356	(186)	30,831	28,514	—	(2,754)	25,760

Total	$1,448,168	$4,150	$(650)	$1,451,668	$1,016,342	$4,085	$(2,976)	$1,017,451

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 27, 2011. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended March 28, 2010; however, the Company did recognize $0.9 million of losses on investments due to other-than-temporary impairment during the nine months ended March 28, 2010. Additionally, the Company realized gains from sales of investments of $0.1 million and $0.4 million in the three and nine months ended March 27, 2011, respectively, and $0.5 million and $0.6 million in the three and nine months ended March 28, 2010, respectively.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of March 27, 2011 (in thousands):

	March 27, 2011
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$15,842	$(117)	$—	$—	$15,842	$(117)
US Treasury & Agencies	920	(4)	—	—	920	(4)
Government-Sponsored Enterprises	5,260	(12)	—	—	5,260	(12)
Corporate Notes and Bonds	31,984	(133)	—	—	31,984	(133)
Mortgage Backed Securities — Residential	—	—	300	(37)	300	(37)
Mortgage Backed Securities — Commercial	16,326	(161)	—	—	16,326	(161)

Total Short-Term Investments	$70,332	$(427)	$300	$(37)	$70,632	$(464)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	March 27, 2011		June 27, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$1,118,594	$1,119,260	$723,143	$723,707
Due in more than one year	200,367	202,031	196,855	200,154

	$1,318,961	$1,321,291	$919,998	$923,861

Management has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign exchange forward contracts are creditworthy multinational financial institutions.

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

At inception and at each quarter end, hedges are tested for effectiveness using regression testing. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue and operating expenses in the current period. The change in forward time value was not material for all reported periods. There were no gains or losses during either the three or nine months ended March 27, 2011 or March 28, 2010 associated with ineffectiveness or forecasted transactions that failed to occur. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings without the benefits of offsets or deferrals of changes in fair value arising from hedge accounting treatment. At March 27, 2011, the Company expects to reclassify the entire amount associated with the $2.3 million of losses accumulated in other comprehensive income (loss) to earnings during the next 12 months due to the recognition in earnings of the hedged forecasted transactions.

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

As of March 27, 2011, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$47,999	$—
Sell JPY	—	47,432
Buy CHF	—	239,880
Buy TWD	—	81,359
Buy EUR	94,587	—
Buy EUR	—	48,741

	$142,586	$417,412

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of March 27, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$22	Accrued liabilities	$(2,097)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,536	Accrued liabilities	$(946)

Total derivatives		$1,558		$(3,043)

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of June 27, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$30	Accrued liabilities	$(52)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$2,033	Accrued liabilities	$(418)

Total derivatives		$2,063		$(470)

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 27, 2011 and March 28, 2010 was as follows:

	Three Months Ended March 27, 2011				Nine Months Ended March 27, 2011
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(3,570)	$(279)	$—	$59	$(8,347)	$(6,081)	$—	$246

	Three Months Ended March 28, 2010				Nine Months Ended March 28, 2010
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$194	$89	$—	$5	$(366)	$(561)	$—	$60

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue and operating expenses.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended March 27, 2011 and March 28, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
(in thousands)
Foreign exchange forward contracts	$21,617	$(9,289)	$35,795	$(5,041)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	March 27, 2011	June 27, 2010
	(in thousands)
Raw materials	$223,347	$159,574
Work-in-process	55,425	67,114
Finished goods	76,962	91,791

	$355,734	$318,479

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 27, 2011	June 27, 2010
	(in thousands)
Manufacturing, engineering and office equipment	$323,953	$253,925
Computer equipment and software	90,077	77,249
Land	14,757	15,574
Buildings	62,939	61,145
Leasehold improvements	55,146	55,300
Furniture and fixtures	14,680	14,095

	561,552	477,288
Less: accumulated depreciation and amortization	(309,598)	(276,952)

	$251,954	$200,336

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of March 27, 2011 and June 27, 2010. Goodwill attributable to the SEZ acquisition of $104.2 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of $65.0 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of March 27, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(22,229)	$12,997	6.90
Existing technology	61,941	(33,316)	28,625	6.68
Other intangible assets	35,216	(32,005)	3,211	4.10
Patents	20,670	(13,539)	7,131	6.11

	$153,053	$(101,089)	$51,964	6.06

The following table provides details of the Company’s intangible assets subject to amortization as of June 27, 2010 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(18,512)	$16,714	6.90
Existing technology	61,598	(27,084)	34,514	6.70
Other intangible assets	35,216	(27,783)	7,433	4.10
Patents	20,270	(11,207)	9,063	6.13

	$152,310	$(84,586)	$67,724	6.07

The Company recognized $4.5 million and $6.0 million in intangible asset amortization expense during the three months ended March 27, 2011 and March 28, 2010, respectively. The Company recognized $16.5 million and $17.9 million in intangible asset amortization expense during the nine months ended March 27, 2011 and March 28, 2010, respectively.

The estimated future amortization expense of purchased intangible assets as of March 27, 2011 is as follows (in thousands):

Fiscal Year	Amount
2011 (3 months)	$4,536
2012	17,997
2013	16,350
2014	10,377
2015	2,154
Thereafter	550

$51,964

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 27, 2011	June 27, 2010
	(in thousands)
Accrued compensation	$174,197	$164,579
Warranty reserves	41,920	31,756
Income and other taxes payable	51,130	54,874
Other	61,448	58,188

	$328,695	$309,397

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands)
Interest income	$4,457	$2,863	$12,081	$6,919
Interest expense	(107)	(434)	(318)	(868)
Foreign exchange gains (losses)	(1,982)	650	(8,269)	(1,339)
Other, net	(705)	(1,463)	(1,772)	(3,522)

	$1,663	$1,616	$1,722	$1,190

NOTE 10 — INCOME TAX EXPENSE

The Company’s effective tax rate for the three and nine months ended March 27, 2011 was approximately 8.3% and 9.9%, respectively.

The differences between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three and nine months ended March 27, 2011 were primarily due to the geographic mix of income and research and development tax credits partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rates recorded during the three and nine months ended March 27, 2011 included the tax impact of discrete items, which were recorded during the quarter in which they occurred. During the three and nine months ended March 27, 2011, discrete items primarily consisted of: (1) a tax expense of $1.0 million and $3.0 million, respectively, of interest related to uncertain tax positions, (2) a tax benefit of $0 and $4.8 million related to the retroactive extension of the U.S. federal research and development credit for part of fiscal year 2010, (3) a tax benefit of $2.8 million and $6.0 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to resolution of certain foreign uncertain tax positions, (4) a tax benefit of $1.9 million and $2.5 million, respectively, related to the filing of prior year federal and foreign tax returns, and (5) a tax expense of $0 and $2.1 million, respectively, related to the reversal of accrued restructuring expenses.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	March 27, 2011	June 27, 2010
	(in millions)
Total gross unrecognized tax benefits	$204.4	$190.5

If the gross unrecognized tax benefits as of March 27, 2011 were recognized in a future period, it would result in a net tax benefit of $169.1 million and a reduction of the effective tax rate. The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the expiration of statutes of limitations in the next 12 months.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of March 27, 2011, the Company had accrued approximately $17.8 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $18.5 million as of June 27, 2010.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of March 27, 2011, tax years 2001-2010 remain subject to examination in certain jurisdictions where the Company operates.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal year 2007. The California Franchise Tax Board (“FTB”) is examining the Company’s state tax returns for fiscal years 2005 and 2006. The Company is unable to make a reasonable estimate as to when cash settlements, if any, will occur as a result of these examinations.

The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of U.S. federal, state, and foreign examinations will have no material adverse effects on its results of operations or financial condition. It is reasonably possible that certain examinations may be concluded in the next twelve months and that there could be a significant charge in the total unrecognized tax benefits due to the conclusion of these examinations. Until these examinations are effectively settled, the Company cannot estimate the amount of change to the total unrecognized tax benefits within the next twelve months.

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that these assets will be realized, with the exception of $37.0 million related to certain California and foreign deferred tax assets. However, realization of the assets could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of March 27, 2011, approximately $37.0 million would be credited to the Consolidated Statement of Operations.

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

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands, except per share data)
Numerator:
Net income	$182,240	$120,301	$597,820	$206,672

Denominator:
Basic average shares outstanding	123,674	127,307	123,482	127,127
Effect of potential dilutive securities:
Employee stock plans	1,619	1,280	1,615	1,241

Diluted average shares outstanding	125,293	128,587	125,097	128,368

Net income per share — basic	$1.47	$0.94	$4.84	$1.63

Net income per share — diluted	$1.45	$0.94	$4.78	$1.61

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands)
Number of potential dilutive securities excluded	107	676	96	311

NOTE 12 — COMPREHENSIVE INCOME

The components of comprehensive income, on an after-tax basis where applicable, are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands)
Net income	$182,240	$120,301	$597,820	$206,672
Foreign currency translation adjustment	26,629	(6,192)	70,724	1,656
Unrealized gain on fair value of derivative financial instruments, net	(3,012)	16	3,849	761
Unrealized gain (loss) on financial instruments, net	1,441	(371)	879	600
Reclassification adjustment for gain included in earnings	(558)	(253)	(6,924)	(1,121)
Postretirement benefit plan adjustment	(29)	51	1,123	36

Comprehensive income	$206,711	$113,552	$667,471	$208,604

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	March 27, 2011	June 27, 2010
	(in thousands)
Accumulated foreign currency translation adjustment	$4,881	$(65,843)
Accumulated unrealized gain (loss) on derivative financial instruments	(2,268)	(1)
Accumulated unrealized gain on financial instruments	1,296	1,225
Postretirement benefit plan adjustment	(4,107)	(5,230)

Accumulated other comprehensive loss	$(198)	$(69,849)

NOTE 13 — LONG-TERM DEBT AND GUARANTEES

The Company’s contractual cash obligations relating to its existing capital leases and debt as of March 27, 2011 were as follows:

	Capital Leases	Long-term Debt	Total
	(in thousands)
Payments due by period:
One year	$1,848	$2,722	$4,570
Two years	1,848	1,014	2,862
Three years	1,593	—	1,593
Four years	1,541	—	1,541
Five years	1,547	—	1,547
Over 5 years	9,398	—	9,398

Total	17,775	3,736	21,511
Interest on capital leases and long term debt	1,320	—	1,320

Total less interest on capital leases and long term debt	16,455	3,736	20,191
Current portion of long-term debt and capital leases	1,520	2,722	4,242

Long-term debt and capital leases	$14,935	$1,014	$15,949

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Long-Term Debt

The Company’s total long-term debt as of March 27, 2011 consisted of various bank loans and government subsidized technology loans supporting operating needs.

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

The Company is required, pursuant to the terms of the Operating Leases and associated documents, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. The $164.9 million is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of March 27, 2011.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of March 27, 2011, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of March 27, 2011, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands)
Balance at beginning of period	$42,520	$22,759	$31,756	$21,185
Warranties issued during the period	13,027	11,167	39,357	25,199
Settlements made during the period	(12,063)	(4,653)	(28,083)	(12,717)
Expirations and change in liability for pre-existing warranties during the period	(1,564)	(1,668)	(1,798)	(6,487)
Changes in foreign currency exchange rates	—	—	688	425

Balance at end of period	$41,920	$27,605	$41,920	$27,605

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

There were no restructuring and asset impairment charges or reversals during the three months ended March 27, 2011 and March 28, 2010. The following table summarizes restructuring and asset impairment charges and reversals during the nine months ended March 27, 2011 and March 28, 2010 for all restructuring Plans. These amounts were recorded in operating expenses within the Consolidated Statements of Operations for the respective periods.

	Nine Months Ended
	March 27, 2011	March 28, 2010
December 2008 Plan	$—	$105
March 2009 Plan	(5,163)	7,907

Total restructuring and asset impairment charges	$(5,163)	$8,012

December 2008 Plan

During the December 2008 quarter the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). There were no restructuring and asset impairment charges incurred under the December 2008 Plan during the three or nine months ended March 27, 2011 or the three months ended March 28, 2010. During the nine months ended March 28, 2010 there were $0.1 million of expenses incurred under the December 2008 Plan relating to severance and benefits. Below is a table summarizing activity relating to the December 2008 Plan during the nine months ended March 27, 2011:

Severance and Benefits
(in thousands)
Balance at June 27, 2010	$279
Fiscal year 2011 expense	—
Cash payments	(27)

Balance at March 27, 2011	$252

Total charges incurred through March 27, 2011 under the December 2008 Plan were $17.9 million.

March 2009 Plan

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). During the September 2010 quarter, the Company reversed certain restructuring and asset impairment charges as a result of a decision to occupy previously restructured facilities. There were no restructuring and asset impairment charges (reversals) during the three months ended March 27, 2011 or March 28, 2010. Restructuring and asset impairment charges (reversals) during the nine months ended March 27, 2011 and March 28, 2010 were as follows:

	Nine Months Ended
	March 27, 2011	March 28, 2010
Severance and benefits	$—	$472
Facilities	(5,163)	6,848
Asset Impairment	—	587

Total restructuring and asset impairment charges	$(5,163)	$7,907

Below is a table summarizing activity relating to the March 2009 Plan during the nine months ended March 27, 2011:

	Severance and Benefits	Facilities	Total
	(in thousands)
Balance at June 27, 2010	$265	$16,852	$17,117
Fiscal year 2011 expense (reversal)	—	(5,163)	(5,163)
Cash payments	(222)	(540)	(762)

Balance at March 27, 2011	$43	$11,149	$11,192

Total charges incurred through March 27, 2011 under the March 2009 Plan were $44.3 million.

The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2011. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTE 15 — STOCK REPURCHASE PROGRAM

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases, using the Company’s available cash. This repurchase program had no termination date and could have been suspended or discontinued at any time. The Company temporarily suspended repurchases under the program during the December 2008 quarter. On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. The Company completed the repurchase of all amounts available under this share repurchase authorization during the quarter ended September 26, 2010.

On September 10, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $250 million of Company common stock using the Company’s available cash. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. This repurchase program has no termination date and may be suspended or discontinued at any time. On December 6, 2010 the Company entered into a structured stock repurchase arrangement using general corporate funds. This arrangement included terms that required the Company to make an up-front cash payment to the counterparty and entitled the Company to receive 1.5 million shares of Company stock or $50.4 million in cash at the maturity of the agreement, at the option of the Company. During the quarter ended December 26, 2010, the Company prepaid $50.0 million under its structured stock repurchase arrangement. This prepayment is recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of March 27, 2011. The structured stock repurchase arrangement expired on April 6, 2011 and was settled for the maturity cash value.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2010				$130,693
Authorization of up to $250 million — September 2010				$380,693
Quarter ended September 26, 2010	3,389	$130,693	$38.56	$250,000
Quarter ended December 26, 2010	—	$—	$—	$250,000
Quarter ended March 27, 2011	—	$—	$—	$250,000

During the nine months ended March 27, 2011, the Company withheld approximately 270,000 shares at a total cost of $13.5 million through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 27, 2010, our quarterly report on Form 10-Q for the quarters ended September 26, 2010, and December 26, 2010, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 27, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2010 Form 10-K.

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

EXECUTIVE SUMMARY

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Our customers include semiconductor manufacturers that make DRAM, flash memory, and logic integrated circuits for a wide range of consumer and industrial electronics. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in the areas of etch and single-wafer clean to develop processing solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

The semiconductor capital equipment industry is cyclical in nature and has historically experienced periodic and pronounced downturns and upturns. Today’s leading indicators of change in customer investment patterns may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (both general and in the semiconductor and electronics industries), supply, demand, prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations during any particular fiscal period are not necessarily indicative of future operating results.

We believe that, over the long term, demand for our products will increase as customers’ capital expenditures increase to meet growing demand for semiconductor devices. In calendar year 2011, we believe that the opportunity exists for expansion in the wafer fab equipment market as compared to calendar year 2010 and that our shipments over the comparable periods may increase as a result. This expansion is dependent on, among other things, world-wide GDP growth and customer adoption rates for new products such as tablet devices and high-end smart phones. Our shipment performance may vary based on customer demand and related timing of deliveries from quarter to quarter, and as a result, we may not see linear growth throughout the year. Ultimately, we cannot precisely predict the scale or timing of any macroeconomic fluctuations.

Our shipments, revenue and net income decreased in the March 2011 quarter compared to the December 2010 quarter. The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	March 27, 2011	December 26, 2010	March 28, 2010
Revenue	$809,087	$870,714	$632,763
Gross margin	$374,019	$407,433	$292,871
Gross margin as a percent of total revenue	46.2%	46.8%	46.3%
Total operating expenses	$177,023	$166,329	$143,778
Net income	$182,240	$221,856	$120,301
Diluted net income per share	$1.45	$1.78	$0.94

Our results for the March 2011 quarter reflect continued investment by our customers due to ongoing demand for memory and logic chips resulting from proliferation of smartphones, tablet devices and other electronic devices.

In the quarter ended March 27, 2011, revenue, as expected, decreased as compared to the quarter ended December 26, 2010, primarily reflecting the timing of customers’ investments. Gross margin as a percent of revenues decreased in the March 2011 quarter as compared to the December 2010 quarter due to a change in customer mix and factory utilization declines.

Operating expenses in the March 2011 quarter increased as compared to the quarter ended December 26, 2010. This change is primarily due to increased research and development activities and enhanced levels of sales and marketing expense associated with customer projects, and we expect that this incremental trend may continue for one or two more quarters.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $1.4 billion as of March 27, 2011 compared to $1.2 billion as of December 26, 2010. Cash generated by operations was approximately $242 million during the March 2011 quarter. We used cash during the March 2011 quarter to purchase $36 million of property, plant, and equipment. Employee headcount increased to approximately 3,500 as of March 27, 2011, from approximately 3,400 as of December 26, 2010.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	March 27, 2011	December 26, 2010	March 28, 2010
Shipments (in millions)	$813	$892	$735

North America	23%	11%	8%
Europe	16%	13%	5%
Japan	11%	10%	11%
Korea	19%	18%	27%
Taiwan	18%	29%	37%
Asia Pacific	13%	19%	12%

Shipments for the March 2011 quarter decreased 9% compared to the December 2010 quarter and increased 11% year over year. During the March 2011 quarter, applications at or below the 65 nanometer technology node were 92% of total systems shipments and applications at or below the 45 nanometer technology node were 79% of total systems shipments. The memory market segment, foundry segment, and logic/integrated device manufacturing segment were approximately 42%, 25% and 33% of system shipments, respectively.

Revenue

	Three Months Ended			Nine Months Ended
	March 27, 2011	December 26, 2010	March 28, 2010	March 27, 2011	March 28, 2010
Revenue (in thousands)	$809,087	$870,714	$632,763	$2,485,675	$1,438,487

North America	23%	6%	10%	11%	9%
Europe	18%	13%	6%	14%	6%
Japan	13%	11%	11%	12%	14%
Korea	18%	18%	24%	24%	24%
Taiwan	14%	38%	33%	25%	33%
Asia Pacific	14%	14%	16%	14%	14%

Revenue for the March 2011 quarter decreased 7% compared to the December 2010 quarter. This decrease is related to the pace and timing of customer investments. Revenue for the three and nine months ended March 27, 2011 increased 28% and 73% year over year, respectively. These increases occurred in all product lines and were primarily due to improvement in the global business environment and in the semiconductor industry with improved leading edge foundry utilization and high levels of production of next-generation DRAM and NAND devices by our customers. Our revenue levels are generally correlated to our shipment, installation and acceptance timelines. The overall Asia region continues to account for a predominant portion of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $247 million as of March 27, 2011 compared to $223 million as of December 26, 2010. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $36 million as of March 27, 2011 compared to $48 million as of December 26, 2010.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 27, 2011	December 26, 2010	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands, except percentages)
Gross margin	$374,019	$407,433	$292,871	$1,158,778	$648,493
Percent of total revenue	46.2%	46.8%	46.3%	46.6%	45.1%

The decrease in gross margin as a percentage of revenue during the three months ended March 27, 2011 as compared to the three months ended December 26, 2010 and March 28, 2010 is attributable to customer mix and reduced factory utilization.

The increase in gross margin as a percentage of revenue during the nine months ended March 27, 2011 as compared to the same period in the prior year was primarily due to increased factory and field utilization resulting from higher overall volume.

Research and Development

	Three Months Ended			Nine Months Ended
	March 27, 2011	December 26, 2010	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands, except percentages)
Research and development	$96,880	$90,477	$81,845	$273,710	$235,215
Percent of total revenue	12.0%	10.4%	12.9%	11.0%	16.4%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the March 2011 quarter compared to the December 2010 quarter was primarily due to approximately $3 million of increased salary and benefit costs related to higher headcount and $5 million of increased costs for supplies.

The increase in R&D expenses during the three months ended March 27, 2011 as compared to the same period in the prior year was due to approximately $7 million of increased salary, benefit, and travel costs related to higher headcount and $8 million of increased costs for supplies and outside services. The increase in R&D expenses during the nine months ended March 27, 2011 as compared to the same period in the prior year was due to approximately $18 million of increased salary, benefit, employee-related other and travel costs related to higher headcount, $8 million of higher variable compensation associated with higher revenue and profit levels, and $11 million of increased costs for supplies and outside services.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 27, 2011	December 26, 2010	March 28, 2010	March 27, 2011	March 28, 2010
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$80,143	$75,852	$61,933	$228,137	$174,163
Percent of total revenue	9.9%	8.7%	9.8%	9.2%	12.1%

The sequential increase in SG&A expenses in the March 2011 quarter from the December 2010 quarter was primarily due to $3 million of increased salary and benefits related to higher headcount and $2 million of customer-focused projects.

The increase in SG&A expenses for the March 2011 quarter compared to the same period in the prior year was primarily due to $4 million of higher variable compensation associated with higher revenue and profit levels, $4 million of increased outside services, $6 million of increased salary, benefit, and employee-related other expense and travel costs related to higher headcount, and $5 million of customer-focused projects. The increase in SG&A expenses for the nine months ended March 27, 2011 compared to the same period in the prior year was primarily due to $25 million of higher variable compensation associated with higher revenue and profit levels, $16 million of increased salary, benefit, and employee-related other and travel costs related to higher headcount, $9 million of increased costs for outside services, and $7 million of customer-focused projects.

Restructuring and Asset Impairments

There were no restructuring and asset impairment charges or reversals during the three months ended March 27, 2011, December 26, 2010, and March 28, 2010. The following table summarizes charges and reversals under each of the plans described below for the nine-month periods indicated:

	Nine Months Ended
	March 27, 2011	March 28, 2010
December 2008 Plan	—	105
March 2009 Plan	(5,163)	7,907

Total restructuring and asset impairment charges (reversals) incurred under restructuring plans	$(5,163)	$8,012

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

During fiscal year 2010, we reached final settlement of matters associated with our Section 409A expenses with the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) resulting in a credit of $44 million due to the reversal of Section 409A liabilities. This credit was recorded in the nine months ended March 28, 2010.

There were no expenses or reversals related to Section 409A in the three or nine months ended March 27, 2011.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 27, 2011	December 26, 2010	March 28, 2010	March 27, 2011	March 28, 2010
		(in thousands)
Interest income	$4,457	$4,548	$2,863	$12,081	$6,919
Interest expense	(107)	(110)	(434)	(318)	(868)
Foreign exchange gain (loss)	(1,982)	(3,108)	650	(8,269)	(1,339)
Other, net	(705)	(292)	(1,463)	(1,772)	(3,522)

	$1,663	$1,038	$1,616	$1,722	$1,190

Interest income increased in the three and nine months ended March 27, 2011 compared with the three months ended December 26, 2010, and three and nine months ended March 28, 2010 primarily due to increases in our average cash and investment balances.

The foreign exchange losses during the three and nine months ended March 27, 2011 and the foreign exchange losses for the three and nine months ended March 28, 2010, were a result of changes in the value of our foreign currency denominated liabilities net of hedging activities.

Income Tax Expense

Our effective tax rates for the three and nine months ended March 27, 2011 were 8.3% and 9.9%, respectively. Our effective tax rates for the three and nine months ended March 28, 2010 were 20.2% and 23.7%, respectively. The decrease in the effective tax rate for the three months ended March 27, 2011 compared to the three months ended March 28, 2010 was primarily due to the geographical mix of income. The decrease in the effective tax rate for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010 was primarily due to the geographical mix of income and non-recurring tax expense related to Section 409A settlements from the IRS and California FTB audits recorded in the nine months ended March 28, 2010.

The effective tax rates of 8.3% and 9.9% for the three and nine months ended March 27, 2011, respectively, included the tax impact of the following discrete items that are recorded in the period in which they occur: (1) a tax expense of $1.0 million and $3.0 million, respectively, of interest related to uncertain tax positions, (2) a tax benefit of $0 and $4.8 million related to the retroactive extension of the U.S. federal research and development credit for part of fiscal year 2010, (3) a tax benefit of $2.8 million and $6.0 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to resolution of certain foreign uncertain tax positions, (4) a tax benefit of $1.9 million and $2.5 million, respectively, related to the filing of prior year federal and foreign tax returns, and (5) a tax expense of $0 and $2.1 million, respectively, related to the reversal of accrued restructuring expenses.

The effective tax rates of 20.2% and 23.7% for the three and nine months ended March 28, 2010 were impacted by the following discrete events that are recorded in the period in which they occur: (1) a tax expense of $0 and $17.7 million, respectively, related to the Section 409A settlements from the IRS and FTB audits, (2) a tax expense of $0 and $2.2 million, respectively, related to a change in valuation allowance on California R&D credits, (3) a tax expense of $1.1 million and $1.1 million, respectively, due to the unrecognized tax benefits related to research and development tax credits, (4) a tax expense of $0.9 million and $2.7 million, respectively, related to interest on uncertain tax positions, (5) a tax benefit of $0 and $3.5 million, respectively, related to the accrual of restructuring expenses, (6) a tax benefit of $2.6 million and $2.8 million, respectively, related to the filing of prior year federal and foreign tax returns, and (7) a tax benefit of $0.4 million and $3.0 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to the finalization of certain foreign tax positions.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $140.5 million and $137.4 million as of March 27, 2011, and June 27, 2010, respectively. The gross deferred tax assets as of March 27, 2011 were offset by deferred tax liabilities of $37.3 million and a valuation allowance of $37.0 million. The gross deferred tax assets as of June 27, 2010 were offset by deferred tax liabilities of $36.3 million and a valuation allowance of $37.0 million.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that these assets will be realized; however, realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period the determination is made. Likewise, if we later determine that it is more likely than not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our current valuation allowance of $37.0 million as of March 27, 2011 relates to certain California and foreign deferred tax assets.

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

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs that generally approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Generally, title transfer is documented in the terms of sale. Unless specified in the terms of sale, title generally transfers when we complete physical transfer of the products to the freight carrier. Transfer of title for shipments to Japanese customers generally occurs at the time of customer acceptance.

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

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We provide standard warranties for our systems that generally run for a period of 12 months from system acceptance. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system when we recognize revenue. We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. The amount recorded is based on an analysis of historical activity that uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

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

Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more-likely-than-not that these assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at the time. If we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the applicable guidance. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate these amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period the determination is made.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 2011, we had $1.4 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $992 million as of June 27, 2010.

Cash Flows from Operating Activities

Net cash provided by operating activities of $682.9 million during the nine months ended March 27, 2011 consisted of (in millions):

Net income	$597.8
Non-cash charges:
Depreciation and amortization	54.8
Equity-based compensation	38.2
Restructuring charges, net	(5.2)
Net tax benefit on equity-based compensation plans	4.4
Deferred income taxes	(4.5)
Changes in operating asset and liability accounts	0.2
Other	(2.8)

$682.9

Changes in operating asset and liability accounts, net of foreign exchange impact, of $0.2 million included the following sources of cash: increases in accrued expenses and other liabilities of $76.8 million, accounts payable of $62.9 million, and deferred profit of $27.1 million, and decreases in prepaid and other assets of $16.4 million, partially offset by the following uses of cash: increases in accounts receivable of $135.1 million and inventories of $36.7 million. These changes in overall cash were all consistent with increased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the nine months ended March 27, 2011 was $128.5 million, primarily consisting of capital expenditures of $92.9 million and net purchases of available-for-sale securities of $36.7 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the nine months ended March 27, 2011 was $173.0 million, which included $157.6 million in treasury stock repurchases, a $50.0 million prepayment for the potential purchase of treasury stock under the structured stock repurchase arrangement (see Note 15 of Notes to Consolidated Financial Statements), and $4.4 million in principal payments on long-term debt and capital leases, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $23.9 million and the effect of excess tax benefits on equity based compensation of $15.1 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at March 27, 2011 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While the company has substantial cash balances in the United States and offshore, we may require additional funding and need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of March 27, 2011, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $116.9 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$10,517	$1,848	$172,123	$2,767	$187,255
1-3 years	16,483	3,441	65,128	1,017	86,069
3-5 years	149,155	3,088	30,855	—	183,098
Over 5 years	851	9,398	1,548	—	11,797

Total	$177,006	$17,775	$269,654	$3,784	$468,219

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at March 27, 2011 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Long-Term Debt

Our remaining total long-term debt as of March 27, 2011 consisted of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of March 27, 2011, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at March 27, 2011 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of March 27, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

During 2010 we transitioned into a period of demand growth, although the duration and intensity of the growth through the reminder of 2011 is still uncertain. This demand growth has been fueled in large part by increased investment by customers who, during the downturn, reduced or eliminated their spending on our products.

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

•	a decline in demand for our products;

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	valuation allowances on deferred tax assets;

•	restructuring charges;

•	asset impairments including the potential impairment of goodwill and other intangible assets;

•	a decline in the value of our investments;

•	exposure to claims from our suppliers for payment on inventory that is ordered in anticipation of customer purchases that do not come to fruition;

•	a decline in the value of certain facilities we lease to less than our residual value guarantee with the lessor; and

•	challenges maintaining reliable and uninterrupted sources of supply.

Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues and operating results. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in research and development (“R&D”) and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our profitability and other financial results.

Our Quarterly Revenues and Operating Results Are Unpredictable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;

•	the size and timing of orders from customers;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•

transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as acts of God, wars, terrorist activities, and natural disasters, including the current situation in Japan caused by the recent earthquake, tsunami, and nuclear disaster;

•	natural, physical, logistical or other events or disruptions affecting our principal facilities (including labor disruptions, facility relocations or expansions, earthquakes, and power failures);

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate; and

•	foreign currency exchange rate fluctuations.

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

We are Dependent On a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers have sold us products for a substantial period of time, and we expect that we and they will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, certain of our suppliers are relatively new providers to us so that our experience with them and their performance is limited. Where practical, we intend to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage to our customer relationships.

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

Once a Semiconductor Manufacturer Commits to Purchase a Competitor’s Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor’s Equipment, Making it More Difficult for Us to Sell Our Equipment to that Customer

Semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time. Accordingly, we expect it to be more difficult to sell our products to a given customer if that customer initially selects a competitor’s equipment for the same product line application.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 89% of total revenue for the nine months ended March 27, 2011, 91% of total revenue in fiscal year 2010, 85% of total revenue in fiscal year 2009, and 83% in fiscal year 2008. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	trade balance issues;

•	global economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer demands for locally sourced systems, spare parts and services and develop the necessary relationships with local suppliers;

•	compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. export restrictions;

•	fluctuations in interest and foreign currency exchange rates;

•	the need for technical support resources in different locations;

•	our ability to secure and retain qualified people in all necessary locations for the successful operation of our business; and

•	risks to the sales of our products and services and supply chain operations caused by the recent earthquake, tsunami, and nuclear disaster in Japan.

Certain international sales depend on our ability to obtain export licenses from the U.S. government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships among China, Taiwan, Japan, South Korea, and the United States, that political and diplomatic influences might lead to trade disruptions; this would adversely affect our business with China and/or Taiwan and perhaps the entire Asia Pacific region. A significant trade disruption in these areas could have a materially adverse impact on our future revenue and profits.

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

We currently enter into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary assets and liabilities, Euro-denominated expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs and Taiwanese dollars. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of customer acceptances and our forecasts of those acceptances may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, monetary assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign exchange forward contracts to hedge these other foreign currency exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

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

We Rely Upon Certain Critical Information Systems for the Operation of Our Business

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned and maintained by us, our outsource providers or third parties such as vendors and contractors. These information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. Confidential information stored on these information systems could be compromised. To the extent that these information systems are under our control, we have implemented security procedures, such as virus protection software and emergency recovery processes, to mitigate the outlined risks. However, security procedures for information systems cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time, or unauthorized releases of confidential information, could unfavorably impact the timely and efficient operation of our business.

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

A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results

We are subject to a variety of governmental regulations related to the handling, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals. We believe that we are generally in compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing the need for) all environmental permits necessary to conduct our business. These permits generally relate to the handling and disposal of hazardous wastes. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, require us to suspend production, or cease operations or cause our customers to not accept our products. These regulations could require us to alter our current operations, to acquire significant additional equipment or to incur substantial other expenses to comply with environmental regulations. Any failure to comply with regulations governing the use, handling, sale, transport or disposal of hazardous substances could subject us to future liabilities.

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property issues. We also face risks of claims arising from commercial and other relationships. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.

We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business

Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights and trade secret protection. Protecting our key proprietary technology helps us to achieve our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology we currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue patents for pending applications. Additionally, even when patents are issued, the legal systems in certain of the countries in which we do business do not enforce patents and other intellectual property rights as rigorously as the United States. The rights granted or anticipated under any of our patents or pending patent applications may be narrower than we expect or, in fact, provide no competitive advantages. Any of these circumstances could have a material adverse impact on our business.

Compliance with Federal Securities Laws, Rules and Regulations, as well as NASDAQ Requirements, has Become Increasingly Complex, and the Significant Attention and Expense We Must Devote to those Areas May Have an Adverse Impact on Our Business

Federal securities laws, rules and regulations, as well as NASDAQ rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. In addition, certain provisions of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on certain designated “conflict minerals” that we use in our products and establish a due diligence plan to track whether those metals originate from the Democratic Republic of Congo. These laws, rules and regulations have increased, and in the future are expected to continue to increase, the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. A failure to comply with these regulations could also have a material adverse effect on our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Company Shares

On September 8, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. This repurchase program had no termination date and could have been be suspended or discontinued at any time and was funded using the Company’s available cash. The Company temporarily suspended repurchases under the program during the December 2008 quarter. On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. The Company completed the repurchase of all amounts available under this share repurchase authorization during the quarter ended September 26, 2010.

On September 10, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $250 million of Company common stock using the Company’s available cash. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. This repurchase program has no termination date and may be suspended or discontinued at any time. On December 6, 2010 the Company entered into a structured stock repurchase arrangement using general corporate funds. This arrangement included terms that required the Company to make an up-front cash payment to the counterparty and entitled the Company to receive 1.5 million shares of Company stock or $50.4 million in cash at the maturity of the agreement, at the option of the Company. During the quarter ended December 26, 2010, the Company prepaid $50.0 million under its structured stock repurchase arrangement. This prepayment is recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of March 27, 2011. The structured stock repurchase arrangement expired on April 6, 2011 and was settled for the maturity cash value. Repurchases under the repurchase program and net share settlements were as follows during the periods indicated:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 27, 2010				$130,693
Quarter Ending September 26, 2010	3,408	$38.56	3,389	$—
Authorization of up to $250 million — September 2010			—	$250,000
Quarter Ending December 26, 2010	91	$45.20	—	$250,000
December 27, 2010 — January 23, 2011	32	$51.98	—	$250,000
January 24, 2011 — February 20, 2011	2	$52.84	—	$250,000
February 21, 2011 — March 27, 2011	126	$54.46	—	$250,000

Total	3,659	$39.39	3,389

(1)	In addition to shares repurchased under Board authorized repurchase program and included in this column are 270,000 shares at a total cost of $13.5 million which the Company withheld through net share settlements during the nine months ended March 27, 2011 to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: May 3, 2011

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