Form 10-K
period 2011-06-26
LAM RESEARCH CORP
filed 2011-08-19
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 26, 2010, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $5,116,431,866. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 12, 2011, the Registrant had 123,785,429 outstanding shares of Common Stock.

Documents Incorporated by Reference

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 3, 2011 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2011 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, costs, earnings, income, and margins, product development, demand, acceptance and market share, competitiveness, market opportunities, levels of research and development (R&D), the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed in this report and in ways we cannot readily foresee. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Item 1.	Business

Incorporated in 1980, Lam Research Corporation (“Lam Research,” “Lam,” “we,” or the “Company”) is headquartered in Fremont, California, and maintains a network of facilities throughout Asia, Europe, and North America in order to meet the needs of its global customer base.

Additional information about Lam Research is available on our website at www.lamresearch.com.

Our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K, and any amendments to those reports are available on our website as soon as reasonably practical after we file them with or furnish them to the SEC and are also available online at the SEC’s website at http://www.sec.gov.

The Lam Research logo, Lam Research, and all product and service names used in this report are either registered trademarks or trademarks of Lam Research Corporation in the United States and/or other countries. All other marks mentioned herein are the property of their respective holders.

All references to fiscal years apply to our fiscal years, which ended June 26, 2011, June 27, 2010, and June 28, 2009.

Lam Research is a leading supplier of wafer fabrication equipment and services to the worldwide semiconductor industry. For more than thirty years, we have contributed to the advancement of semiconductor manufacturing processes that have led to the proliferation of a variety of electronic products that impact our everyday lives, including cell phones, computers, memory, and networking equipment. The Company’s customer base includes leading semiconductor memory, foundry, and integrated device manufacturers (“IDMs”) that make DRAM, NAND, and logic devices for these products.

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in the areas of etch and single-wafer clean processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost. Many of the technical advances that we introduce in our newest products are also available as upgrades to our installed base of equipment; this is a benefit that can provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines.

Our innovative etch and clean technologies enable customers to build some of the world’s highest-performing integrated circuits. Our etch systems shape the microscopic conductive and dielectric layers into circuits that define a chip’s final use and function. Our broad portfolio of single-wafer clean technologies allows our customers to implement customized yield-enhancing solutions. With each successive technology node, additional requirements and challenges drive the need for advanced manufacturing solutions. We strive to consistently deliver these advanced capabilities with cost-effective production performance. Lam Research understands the close relationship between customer trust and the timely delivery of new solutions that leads to shared success with our customers.

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

Etch Process

Etch processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device produced today. Our etch products selectively remove portions of various films from the wafer in the creation of semiconductor devices. These products use various plasma-based technologies to create the desired critical device features at current and future technology nodes. Plasma consists of charged and neutral particles that react with exposed portions of the wafer surface to remove dielectric or conductive materials and produce the finely defined features and patterns of an integrated circuit. Etch products are required to remove only the desired films and do so in a uniform fashion across the entire surface of the wafer. This process is becoming increasingly challenging as device feature sizes shrink, the complexity of the films being removed increases, and the tolerance for variability between devices and wafers becomes smaller.

Dielectric Etch

Dielectric etch often requires etching multi-layer film stacks. Smaller technology node sizes increase the complexity of the structures being etched, and repeatable on-wafer performance remains critical. In addition to the challenges introduced by new materials and scaling, device manufacturers’ focus on reducing overall cost per wafer has placed an increased emphasis on the ability to etch multiple films in the same chamber (in situ).

DFC Technology

Production-proven in high-volume manufacturing for the more than 15 years, our patented Dual Frequency Confined™ technology has been extended to incorporate multi-frequency power with physically confined plasma. The application of power at different frequencies provides enhanced process flexibility and allows different materials to be etched in the same chamber. Physical confinement of the plasma to an area directly above the wafer minimizes chemical interaction with the chamber walls, eliminating potential polymer build-up that could lead to defects on the wafer. Confinement also enables our proprietary in situ Waferless Autoclean™ (“WAC”) technology to clean chamber components after each wafer has been etched. Used together, multi-frequency and WAC technologies provide a consistent process environment for every wafer, preventing process drift and ensuring repeatable process results wafer-to-wafer and chamber-to-chamber.

2300® Exelan® Flex™, 2300® Exelan® Flex45™, 2300® Flex™ D, 2300® Flex™ E Series Dielectric Etch Systems

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

Conductor Etch

As the semiconductor industry continues to shrink critical feature sizes and improve device performance, a variety of new etch challenges have emerged. For conductor etch, these challenges include processing smaller features, new materials, and new 3-dimensional transistor structures on the wafer. Due to decreasing feature sizes, the etch process can now require atomic-level control across a 300 mm wafer. The incorporation of new metal gates and high-k dielectric materials in the device stack requires advanced multi-film etching capability. Furthermore, the adoption of double patterning techniques to address lithography challenges starting with the 3x technology node and beyond is driving the etch process to define the feature on the wafer as well as to transfer the pattern into the film. All of these challenges require today’s conductor etch systems to provide advanced capabilities, while still providing high productivity.

TCP Technology

Introduced in 1992, our Transformer Coupled Plasma™ (“TCP”) technology continues to provide leading-edge capability for advanced conductor etch applications at the 32 nm node and beyond. By efficiently coupling radio frequency (“RF”) power into plasma at low pressures, the TCP technology provides capability to etch nanoscale features into silicon and metal films. The advanced TCP source design ensures a uniform, high-density plasma across the wafer, without requiring magnetic enhancements that could cause device damage. With a wide process window over a range of power, chemistry, and pressure combinations, TCP technology provides the flexibility required to perform multiple etch steps in the same chamber.

2300® Versys® Kiyo® , 2300® Versys® Kiyo45™, 2300® Kiyo® C Series, 2300® Kiyo® E Series, 2300® Versys® Metal, 2300® Versys® Metal45™, 2300® Versys® Metal L Conductor Etch Systems

Now in its fourth generation, the 2300 Kiyo product family combines iterative advances in technology to provide critical dimension (“CD”) uniformity and productivity for a wide range of conductor etch applications. The 2300 Versys Metal product family leverages Lam’s proprietary TCP technology to provide a flexible platform for back-end-of-line metal etch processes. Our etch products perform production-proven in situ etches of complex features. In addition, proprietary pre-coat and post-etch chamber clean techniques provide the same environment for superior repeatability, as well as high uptime and yield wafer after wafer.

Three-Dimensional Integrated Circuit Etch

The semiconductor industry is developing advanced, three-dimensional integrated circuits (“3DICs”) using through-silicon vias (“TSVs”) to provide interconnect capability for die-to-die and wafer-to-wafer stacking. In addition to a reduced form factor, 3D ICs can enhance device performance through increased speed and decreased power consumption. Manufacturers are currently considering a wide variety of 3D integration schemes that present an equally broad range of TSV etch requirements. Plasma etch technology, which has been used extensively for deep silicon etching in memory devices and micro-electromechanical systems (“MEMS”) production, is well suited for TSV creation.

2300® Syndion® Through-Silicon Via Etch System

The 2300 Syndion etch system is based on our patented TCP technology and the production-proven 2300 Versys Kiyo conductor etch system. The Syndion system can etch multiple film stacks in the same chamber, including silicon, dielectric, and conducting materials, thereby addressing multiple TSV etch requirements.

MEMS and Deep Silicon Etch

Deep silicon etch is an enabling process for several emerging technologies, including MEMS devices, CMOS image sensors, and power devices. Many of these technologies are increasingly being used in consumer applications, such as ink jet printer heads, accelerometers, and inertial sensors. This is driving a number of deep silicon etch applications to transition into high-volume manufacturing, which requires the high levels of cost-effective production typically seen in commodity semiconductor memory devices. To achieve high yield in mass production, the deep silicon etch process requires wafer-to-wafer repeatability.

TCP® 9400DSiE™ Deep Silicon Etch System

The TCP 9400DSiE system is based on our production-proven TCP 9400 silicon etch series. The system’s patented high-density TCP plasma source provides a configuration to meet the challenges of silicon deep reactive ion etch. This offers broad process capability and flexibility for a wide range of MEMS, advanced packaging, power semiconductor applications, and TSV applications on 150 mm and 200 mm wafers. In addition, incorporation of our proprietary in situ chamber cleaning technology provides etch rate stability.

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

As device manufacturers transition to the 32 nm and 28 nm technology nodes, it becomes increasingly more challenging to efficiently remove particles and residues while at the same time minimizing substrate material loss, protecting structures with fragile new materials and smaller feature sizes, and efficient drying. Similarly, as manufacturers transition to smaller technology nodes, managing particle build-up on the back-side of the wafer surface is becoming more critical. Single-wafer wet processing provides an advantage over batch cleaning by preventing particles from migrating from the back-side of a wafer to the front-side during the cleaning steps. In addition, management of potential defect sources at the wafer edge becomes increasingly challenging as new materials are introduced in the process flow.

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

Over the past decade, a transition from batch to single-wafer processing has occurred for back-end-of-line wet clean applications. More recently the migration for front-end-of-line wet clean applications has started to accelerate as the need for higher particle removal efficiency without device structure damage becomes more critical. Single-wafer wet processing is particularly advantageous for those applications where improved defect performance (removing particles without damaging the wafer pattern) or enhanced selectivity and CD control can improve yield.

Spin Clean Products: SP Series, Da Vinci® , DV-Prime®

Introduced over 20 years ago, our spin technology for cleaning and removing films has assisted the industry transition from batch to single-wafer wet processing. This proven technology provides the productivity and flexibility needed for both high-volume manufacturing and leading-edge development across multiple technology nodes and for all device types. By offering advanced dilute chemistry and solvent solutions in our systems, our spin wet clean systems address certain defectivity and material integrity requirements. In addition, our unique wafer chuck design provides the ability to effectively clean the back-side of the wafer without damaging the devices on the front-side of the wafer surface.

Linear Clean Product: 2300® Serene®

To meet the challenges of smaller critical dimensions, increasing aspect ratios, and new materials integration, our 2300 Serene wet clean system is targeted at applications requiring high-selectivity residue removal without damaging sensitive device structures. The system’s C3® (Confined Chemical Cleaning) technology combines linear wafer motion with chemically-driven single-wafer cleaning to remove residues with chemical exposure times as short as a few seconds. The cleaning exposure time is optimized for efficient removal of the target materials, while limiting the impact on critical materials. This technology addresses applications that require high-selectivity cleaning, such as high-k metal gate post-etch clean.

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

Our R&D expenses during fiscal years 2011, 2010, and 2009 were $373.3 million, $320.9 million, and $288.3 million, respectively. The majority of R&D spending over the past three years has been targeted at etch and other plasma-based technologies, single-wafer clean, and other semiconductor manufacturing products. We believe current challenges for customers at various points in the semiconductor manufacturing process present opportunities for us.

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

We provide standard warranties for our systems. The warranty provides that systems shall be free from defects in material and workmanship and conform to agreed-upon specifications. The warranty is limited to repair of the defect or replacement with new or like-new equivalent goods and is valid when the buyer provides prompt notification within the warranty period of the claimed defect or non-conformity and also makes the items available for inspection and repair. We also offer extended warranty packages to our customers to purchase as desired.

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

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Revenue:
United States	$393,004	$186,036	$171,359
Europe	423,148	133,685	121,178
Japan	405,371	318,641	234,070
Korea	756,660	539,312	239,911
Taiwan	766,910	703,854	208,053
Asia Pacific	492,600	252,248	141,375

Total revenue	$3,237,693	$2,133,776	$1,115,946

Customers

Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. In fiscal year 2011, revenues from Samsung Electronics Company, Ltd. accounted for approximately 24% of total revenues. In fiscal year 2010, revenues from Samsung Electronics Company, Ltd., Taiwan Semiconductor Manufacturing Company, Ltd., and Toshiba Corporation accounted for approximately 24%, 15%, and 11%, respectively, of total revenues. In fiscal year 2009, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 11%, respectively, of total revenues.

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

Backlog

In general, we schedule production of our systems based upon our customers’ delivery requirements. In order for a system to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted, 2) we have an agreement on prices and product specifications, and 3) there is a scheduled shipment within the next 12 months. The spares and services backlog includes customer orders where written customer requests have been accepted and the delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not exceeding 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. At June 26, 2011 and June 27, 2010, our backlog was approximately $641 million and $667 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

Manufacturing

Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.

We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a timely and cost effective manner, enabling us to respond to the cyclical nature of our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 14 of our Consolidated Financial Statements, included in Item 15 of this report, for further information concerning our outsourcing commitments.

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

Employees

As of August 12, 2011, we had approximately 3,700 regular employees. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information.

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

EXECUTIVE OFFICERS OF THE COMPANY

As of August 19, 2011, the executive officers of Lam Research were as follows:

Name	Age	Title
Stephen G. Newberry	57	Chief Executive Officer and Vice Chairman
Martin B. Anstice	44	President and Chief Operating Officer
Ernest E. Maddock	53	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Richard A. Gottscho	59	Senior Vice President, Global Products and General Manager, Etch Product Group
Mike Morita	62	Vice President, Business Development
Mukund Srinivasan	42	Vice President and General Manager, Clean Product Group
Sarah A. O’Dowd	61	Group Vice President, Human Resources and Chief Legal Officer

Stephen G. Newberry is Lam’s Chief Executive Officer and was named vice chairman of the Company’s Board of Directors in December 2010. He joined Lam Research in August 1997 as Executive Vice President and

Chief Operating Officer and was promoted to the position of President and Chief Operating Officer in July 1998. In June 2005, he was named President and Chief Executive Officer. Mr. Newberry currently serves as a director of Lam Research, Nanometrics Inc., and Semiconductor Equipment and Materials International (SEMI), the industry’s trade association. He also serves as a member of the Haas Advisory Board, Haas School of Business, University of California at Berkeley and as a member of the Dean’s Advisory Council, University of California at Davis Graduate School of Management. Prior to joining Lam Research, Mr. Newberry was Group Vice President of Global Operations and Planning at Applied Materials, Inc. Mr. Newberry served five years in naval aviation prior to joining Applied Materials. He is a graduate of the U.S. Naval Academy and the Harvard Graduate School of Business Program for Management Development.

Martin Anstice serves as the Company’s Chief Operating Officer and was promoted to President in December 2010. He joined Lam Research in April 2001 as Senior Director, Operations Controller, was promoted to the position of Managing Director and Corporate Controller in May 2002, and was promoted to Group Vice President, Chief Financial Officer, and Chief Accounting Officer in June 2004, was named Senior Vice President, Chief Financial Officer and Chief Accounting Officer in March 2007, and was promoted to Executive Vice President, Chief Operating Officer, in September 2008. Mr. Anstice began his career at Raychem Corporation where, during his 13-year tenure, he held numerous finance roles of increasing responsibility in Europe and North America. Subsequent to Tyco International’s acquisition of Raychem in 1999, he assumed responsibilities supporting mergers and acquisition activities of Tyco Electronics. Mr. Anstice is an associate member of the Chartered Institute of Management Accountants in the United Kingdom.

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

Richard A. Gottscho, Senior Vice President of Global Products and General Manager, Etch Product Group since March 2007, joined the Company in January 1996 and has served at various Director and Vice Presidential levels in support of etch products, CVD products, and corporate research. Prior to joining Lam Research, Dr. Gottscho was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. Dr. Gottscho is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and is a fellow of the American Physical and American Vacuum Societies, has served on numerous editorial boards of refereed technical publications, program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and the Pennsylvania State University, respectively.

Mike Morita was appointed Vice-President of Business Development and Chairman of Lam Research Japan in January 2011. Mr. Morita joined Lam Research in January 2004 as Regional Vice President for Lam Research Japan. Prior to joining Lam Research, he spent 20 years at Applied Materials where he held numerous positions such as Group Vice President of Etch Product Group, President of Applied Materials, Japan, General Manager of Metal Etch and Director of PVD/CVD/EP I Product Group. Mr. Morita began his career at Komatsu International Manufacturing Company where during his 10-year tenure, he held roles in planning, marketing and business management. Mr. Morita holds a Bachelor of Science in Mechanical Engineering degree from the Science University of Tokyo.

Mukund Srinivasan joined Lam Research in 1996 after completing his Ph.D. in Mechanical Engineering from the University of California at Berkeley. Over the past 14 years he held various positions in the Dielectric Etch organization in product and process engineering, managing customer technology groups, and eventually as the product line head for three years. After a brief stint as the head of the Business Development organization, he assumed the role of General Manager, Clean Product Group in August 2010.

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

In addition to the other information in this 2011 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

The Semiconductor Equipment Industry is Subject to Major Fluctuations and, as a Result, We Face Risks Related to Our Strategic Resource Allocation Decisions

The business cycle in the semiconductor equipment industry has historically been characterized by frequent periods of rapid change in demand that challenge our management to adjust spending and other resources allocated to operating activities. During periods of rapid growth or decline in demand for our products and services, we face significant challenges in maintaining adequate financial and business controls, management processes, information systems, procedures for training and managing our work force, and in appropriately sizing our supply chain infrastructure, work force, and other components of our business on a timely basis. If we do not adequately meet these challenges during periods of demand decline, our gross margins and earnings may be negatively impacted. In late 2008 and throughout 2009, the semiconductor industry experienced a general decline in demand, leading to a steep decline in demand for our products and services. In response to that industry demand decline and in an effort to minimize the disruptive effects of the deteriorating economic conditions on our business operating results, we made difficult resource allocation decisions, including layoffs and restructurings.

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

•

transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as strikes, acts of God, wars, terrorist activities, and natural disasters;

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate;

•	foreign currency exchange rate fluctuations; and

•	the dilutive impact of our convertible notes and related warrants on our earnings per share.

Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share

As a result of the sale of our convertible notes (“Notes”), we have a greater amount of debt than we have maintained in the past. Our maintenance of higher levels of indebtedness could have adverse consequences including:

•	impacting our ability to satisfy our obligations;

•

increasing the portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

•	impairing our ability to obtain additional financing in the future.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to meet our expenses and service our debt. As a result, we may need to enter into new financing arrangements to obtain the necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.

Conversion of our Notes may cause dilution to our shareholders and to our earnings per share. Upon conversion of any Notes, we will deliver cash in the amount of the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the Notes. Prior to the maturity of the Notes, if the price of our common stock exceeds the conversion price, U.S. GAAP requires that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our common stock could also be affected by sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging activity that may develop involving our common stock by holders of the Notes.

We Derive Our Revenues Primarily from a Relatively Small Number of High-Priced Systems

System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $6 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter.

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments and profitability. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in increased costs and/or lower margins for us. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results. As of June 26, 2011, three customers accounted for approximately 17%, 14%, and 10 % of accounts receivable. As of June 27, 2010, two customers accounted for approximately 24% and 22 % of accounts receivable.

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

Strategic Alliances May Have Negative Effects on Our Business

Increasingly, semiconductor manufacturing companies are entering into strategic alliances with one another to expedite the development of processes and other manufacturing technologies. Often, one of the outcomes of such an alliance is the definition of a particular tool set for a certain function or a series of process steps that use a specific set of manufacturing equipment. While this could work to our advantage if our equipment becomes the basis for the function or process, it could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such function or process. In the latter case, even if our equipment was previously used by a customer, that equipment may be displaced in current and future applications by the tools standardized by the alliance.

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

In addition, our competitors may be able to develop products comparable or superior to those we offer or may adapt more quickly to new technologies or evolving customer requirements. In particular, while we continue to develop product enhancements that we believe will address future customer requirements, we may fail in a timely manner to complete the development or introduction of these additional product enhancements successfully, or these product enhancements may not achieve market acceptance or be competitive. Accordingly, competition may intensify, and we may be unable to continue to compete successfully in our markets, which could have a material adverse effect on our revenues, operating results, financial condition, and/or cash flows.

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 88% of total revenue in fiscal year 2011, 91% of total revenue in fiscal year 2010, and 85% of total revenue in fiscal year 2009. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	trade balance issues;

•	global economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts and services and develop the necessary relationships with local suppliers;

•	compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. export restrictions;

•	fluctuations in interest and foreign currency exchange rates;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people in all necessary locations for the successful operation of our business.

Certain international sales depend on our ability to obtain export licenses from the U.S. government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships among China, Taiwan, Japan, South Korea, and the United States, that political and diplomatic influences might lead to trade disruptions. This would adversely affect our business with China, Taiwan, Japan, and/or South Korea and perhaps the entire Asia Pacific region. A significant trade disruption in these areas could have a materially adverse impact on our future revenue and profits.

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

We currently enter into foreign exchange forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated (“JPY”) revenue and monetary assets and liabilities, Euro-denominated (“EUR”) expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs (“CHF”) and Taiwanese dollars (“TWD”). We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign exchange forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated (“USD”) assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign exchange forward contracts to hedge these other foreign currency exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

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

The Market for Our Common Stock is Volatile, Which May Affect Our Ability to Raise Capital, Make Acquisitions, or Subject Our Business to Additional Costs

The market price for our Common Stock is volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to a variety of factors, many of which are not within our control or influence. These factors include but are not limited to the following:

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events and trends occurring globally or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from forecasts by us or securities analysts, or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products;

•	disruptions of relationships with key customers or suppliers; or

•	dilutive impacts of our Notes and related warrants.

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property or other issues. We also face risks of claims arising from commercial and other relationships. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.

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

Our executive offices and principal operating and R&D facilities are located in Fremont, California, and Livermore, California, and are held under operating leases expiring from fiscal years 2012 to 2015. These leases generally include options to renew or purchase the facilities. In addition, we lease properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific and own manufacturing facilities located in Eaton, Ohio and Villach, Austria. Our fiscal years 2011, 2010, and 2009 rental expense for the space occupied during those periods aggregated approximately $9 million, $6 million, and $9 million respectively. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	Legal Proceedings

From time to time, we have received notices from third parties alleging infringement of their patent or other intellectual property rights. In such cases it is our policy to defend the claims, or negotiate licenses on commercially reasonable terms as appropriate. The Company does not believe that any of these matters will have a material adverse effect on its consolidated financial condition or results of operations. However, no assurance can be given that we will be able to negotiate necessary licenses on commercially reasonable terms, or at all. Any litigation resulting from such claims could have a materially adverse effect on our consolidated financial position, liquidity, operating results, or our consolidated financial statements taken as a whole.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. As of August 12, 2011 we had 339 stockholders of record. In fiscal years 2011 and 2010 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends. The table below sets forth the high and low prices of our common stock as reported by The NASDAQ Stock Market, Inc. for the period indicated:

	2011
	High	Low
First Quarter	$43.76	$35.39
Second Quarter	$52.91	$36.77
Third Quarter	$59.10	$46.27
Fourth Quarter	$57.41	$41.77

	2010
	High	Low
First Quarter	$35.44	$24.43
Second Quarter	$39.80	$32.17
Third Quarter	$41.56	$32.07
Fourth Quarter	$43.42	$35.33

On September 8, 2008, the Board of Directors authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. This repurchase program had no termination date, could have been suspended or discontinued at any time, and was funded using our available cash. We temporarily suspended repurchases under the program during the December 2008 quarter. On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. We completed the repurchase of all amounts available under this share repurchase authorization during the quarter ended September 26, 2010.

On September 10, 2010, the Board of Directors authorized the repurchase of up to an additional $250 million of Company common stock using our available cash. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. These arrangements generally require us to make an up-front cash payment in exchange for the right to receive shares of our common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the maturity date. During 2011 we entered into structured share repurchase arrangements which, in the aggregate, required up-front cash payments totaling $200 million. One of these arrangements, which required us to make an upfront cash payment of $50.0 million, settled during 2011 and based on the closing price of our common stock on the maturity date resulted in us receiving a $50.4 million cash payment, and therefore did not result in the repurchase of any shares of our common stock. As of June 26, 2011, aggregate prepayments of $150 million were outstanding under two such arrangements. These arrangements settle in October 2011 and will result in the receipt of either 1.4 million shares of our common stock or $51.0 million under the first arrangement, and 2.6 million shares of our common stock or $103.5 million under the second arrangement. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of additional paid in capital in our Consolidated Balance Sheet as of June 26, 2011.

On May 11, 2011 we used a portion of the net proceeds from our convertible note offering to repurchase 1,000,000 shares of Company common stock at a purchase price of $47.56 per share.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 27, 2010				$130,693
Quarter Ending September 26, 2010	3,408	$38.56	3,389	$—
Authorization of up to $250 million — September 2010				$250,000
Quarter Ending December 26, 2010	91	$45.20	—	$250,000
Quarter Ending March 27, 2011	160	$53.94	—	$250,000
March 28, 2011 — April 24, 2011	2	$54.15	—	$250,000
April 25, 2001 — May 22, 2011	1,087	$47.69	—	$250,000
May 23, 2011 — June 26, 2011	42	$43.04	18	$249,244

Total	4,790	$41.31	3,407

(1)	In addition to shares repurchased under Board authorized repurchase programs, included in this column are (i) 1,000,000 shares repurchased at a total cost of $47.6 million in connection with the convertible note offering and authorized by the Board independent of the publicly announced repurchase program and (ii) 383,000 shares acquired at a total cost of $18.9 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

The graph below compares Lam Research Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Research Data Group, Incorporated (“RDG”) Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2006 to June 30, 2011.

	6/06	6/07	6/08	6/09	6/10	6/11
Lam Research Corporation	100.00	110.02	77.38	55.65	81.46	94.78
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
RDG Semiconductor Composite	100.00	118.52	100.60	74.75	90.03	113.23

Item 6.	Selected Financial Data (derived from audited financial statements)

	Year Ended
	June 26, 2011 (1)	June 27, 2010 (1)	June 28, 2009 (1)	June 29, 2008 (1)	June 24, 2007
	(in thousands, except per share data)
OPERATIONS:
Revenue	$3,237,693	$2,133,776	$1,115,946	$2,474,911	$2,566,576
Gross margin	1,497,232	969,935	388,734	1,173,406	1,305,054
Goodwill impairment (2)	—	—	96,255	—	—
Restructuring charges and asset impairments, net (3)	11,579	21,314	44,513	6,366	—
409A expense (4)	—	(38,590)	3,232	44,494	—
Legal judgment	—	—	4,647	—	—
In-process research and development	—	—	—	2,074	—
Operating income (loss)	804,285	425,410	(281,243)	509,431	778,660
Net income (loss)	723,748	346,669	(302,148)	439,349	685,816
Net income (loss) per share:
Basic	$5.86	$2.73	$(2.41)	$3.52	$4.94
Diluted	$5.79	$2.71	$(2.41)	$3.47	$4.85
BALANCE SHEET:
Working capital	$2,592,506	$1,198,004	$855,064	$1,280,028	$743,563
Total assets	4,057,394	2,487,392	1,993,184	2,806,755	2,101,605
Long-term obligations, less current portion	903,263	160,600	158,019	385,132	252,487

(1)	Fiscal year 2011, 2010, 2009 and 2008 amounts include the operating results of SEZ from the acquisition date of March 11, 2008. The acquisition was accounted for as a business combination in accordance with the applicable accounting guidance.

(2)	During fiscal year 2009, a combination of factors, including the economic environment, a sustained decline in our market valuation and a decline in our operating results indicated possible impairment of our goodwill. We conducted an analysis and concluded that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009.

(3)	Restructuring charges and asset impairments, net exclude restructuring charges included in cost of goods sold and reflected in gross margin of $3.4 million, $21.0 million, and $12.6 million for fiscal years 2010, 2009, and 2008, respectively. Restructuring and asset impairment amounts included in cost of goods sold and reflected in gross margin during fiscal year 2010 primarily related to asset impairments for production efficiencies and shifts in product demands partially offset by the recovery of expenses related to previously impaired inventory. Restructuring amounts included in cost of goods sold and reflected in gross margin during fiscal year 2009 primarily relate to the Company’s alignment of its cost structure with the outlook for the current economic environment and future business opportunities. The restructuring amounts in fiscal year 2008 primarily related to the integration of SEZ.

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

UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Three Months Ended (1)
	June 26, 2011	March 27, 2011	December 26, 2010	September 26, 2010
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2011:
Revenue	$752,018	$809,087	$870,714	$805,874
Gross margin	338,454	374,019	407,433	377,326
Restructuring and asset impairments — operating expenses	16,742	—	—	(5,163)
Operating income	142,191	196,996	241,104	223,994
Net income	125,928	182,240	221,856	193,724
Net income per share
Basic	$1.02	$1.47	$1.80	$1.57
Diluted	$1.01	$1.45	$1.78	$1.55
Number of shares used in per share calculations:
Basic	123,863	123,674	123,101	123,665
Diluted	125,086	125,293	124,786	125,202

	Three Months Ended (1)
	June 27, 2010	March 28, 2010	December 27, 2009	September 27, 2009
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2010:
Revenue	$695,289	$632,763	$487,176	$318,548
Restructuring and asset impairments — cost of goods sold	3,438	—	—	—
409A expense — cost of goods sold	—	—	(2,696)	(3,120)
Gross margin	321,442	292,871	221,187	134,435
Restructuring and asset impairments — operating expenses	13,302	—	5,919	2,093
409A expense — operating expenses	—	—	(18,362)	(20,228)
Operating income	155,717	149,093	91,348	29,252
Net income	139,997	120,301	69,574	16,797
Net income per share
Basic	$1.11	$0.94	$0.55	$0.13
Diluted	$1.10	$0.94	$0.54	$0.13
Number of shares used in per share calculations:
Basic	126,339	127,307	127,296	126,774
Diluted	127,786	128,587	128,829	127,890

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 26, 2011 and June 27, 2010 both included 52 weeks. All quarters presented above included 13 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2011 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2011 Form 10-K).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2011 Form 10-K. MD&A consists of the following sections:

Executive Summary provides a summary of the key highlights of our results of operations and our management’s assessment of material trends and uncertainties relevant to our business.

Results of Operations provides an analysis of operating results.

Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Liquidity and Capital Resources provides an analysis of cash flows, contractual obligations and financial position.

Executive Summary

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Our customers include semiconductor manufacturers that make DRAM, flash memory, and logic integrated circuits for a wide range of consumer and industrial electronics. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in the areas of etch and single-wafer clean processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

The semiconductor capital equipment industry is cyclical in nature and has historically experienced periodic and pronounced changes in customer demand resulting in industry downturns and upturns. Today’s leading indicators of change in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (both general and in the semiconductor and electronics industries), supply, demand, prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations during any particular fiscal period are not necessarily indicative of future operating results.

We believe that, over the long term, demand for our products will increase as customers’ capital expenditures rise to meet growing demand for semiconductor devices. We believe that the wafer fabrication equipment market in calendar year 2011 will be similar in size to calendar year 2010 dependent on, among other things, world-wide GDP growth, consumer adoption rates for new products such as tablet devices and high-end smart phones, and our customers’ transition to more advanced technology nodes. However, historically, any improvement in demand for semiconductor manufacturing equipment occurs at an uneven pace. Accordingly, any forecasts about demand for wafer fabrication equipment in the near term are subject to uncertainty, and we could experience significant volatility in our quarterly results of operations over the next several quarters.

The following summarizes certain key annual financial information for the periods indicated below:

	Year Ended
	June 26,	June 27,	June 28,
	2011	2010	2009	FY11 vs. FY10		FY10 vs. FY09
	(in thousands, except per share data and percentages)
Revenue	$3,237,693	$2,133,776	$1,115,946	$1,103,917	51.7%	$1,017,830	91.2%
Gross margin	1,497,232	969,935	388,734	$527,297	54.4%	$581,201	149.5%
Gross margin as a percent of total revenue	46.2%	45.5%	34.8%	0.7%		10.7%
Total operating expenses	692,947	544,525	669,977	$148,422	27.3%	$(125,452)	-18.7%
Net income (loss)	723,748	346,669	(302,148)	$377,079	108.8%	$648,817	214.7%
Diluted net income (loss) per share	$5.79	$2.71	$(2.41)	$3.08	113.7%	$5.12	212.4%

Fiscal year 2011 results compared with fiscal year 2010 reflect continued improvement in the global business environment and in the semiconductor industry, improved foundry fabrication utilization and an increase in the rate of next-generation DRAM and NAND technology conversions by leading memory companies.

Fiscal year 2011 revenues increased 52% compared to fiscal year 2010, primarily reflecting increased system shipments driven by growth in customer demand. The increase in gross margin as a percentage of revenue for the fiscal year 2011 compared to fiscal year 2010 was due primarily to increased revenue along with increased factory and field utilization resulting from higher overall volume.

Operating expenses in fiscal year 2011 increased as compared to fiscal year 2010. This change was primarily due to increased research and development activities and enhanced levels of sales and marketing expense associated with customer projects and a credit in fiscal year 2010 of approximately $39 million related to the reversal of accrued liabilities due to the final settlement of matters associated with our Internal Revenue Code Section 409A expenses from the 2007 voluntary independent stock option review.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.3 billion as of June 26, 2011 compared to $992 million as of June 27, 2010. We generated approximately $881 million in net cash provided by operating activities during fiscal year 2011, compared to net cash provided by operating activities of $351 million in fiscal year 2010. The increased operating cash flows in fiscal year 2011 versus fiscal year 2010 were mainly generated from higher revenue volumes during the fiscal year. Additionally, during fiscal year 2011, the Company completed a convertible note financing and generated $836 million in net cash, which includes proceeds from warrant sales, offset by issuance fees and purchase of convertible note hedges.

Results of Operations

Shipments and Backlog

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Shipments (in millions)	$3,306	$2,304	$976
North America	13%	8%	16%
Europe	13%	7%	11%
Japan	13%	15%	20%
Korea	21%	27%	21%
Taiwan	23%	32%	20%
Asia Pacific	17%	11%	12%

Shipments for fiscal year 2011 were approximately $3.3 billion and increased by 43% compared to fiscal year 2010. Shipments for fiscal year 2010 increased sequentially from fiscal year 2009 by 136%. The sequential growth for both fiscal years reflects improvements in the industry and economic environments as noted above.

During fiscal year 2011, applications at or below the 65 nanometer technology node were 90% of total systems shipments. During fiscal year 2010, applications at or below the 65 nanometer technology node were 96% of total systems shipments. During fiscal year 2011 the memory market segment, foundry segment, and logic/integrated device manufacturing segment were approximately 49%, 32% and 19% of system shipments, respectively. During fiscal year 2010, the memory market segment, foundry segment, and logic/integrated device manufacturing segment were approximately 61%, 29% and 10% of system shipments, respectively. In fiscal year 2011, we saw a broadening of customers, some of which added capacity above the 65 nanometer node.

Unshipped orders in backlog as of June 26, 2011 were approximately $641 million and decreased from approximately $667 million as of June 27, 2010. Our unshipped orders backlog includes orders for systems, spares, and services. Please refer to “Backlog” in Part I Item 1, “Business” of this report for a description of our policies for adding to and adjusting backlog.

Revenue

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Revenue (in millions)	$3,238	$2,134	$1,116
North America	12%	9%	15%
Europe	13%	6%	11%
Japan	13%	15%	21%
Korea	23%	25%	21%
Taiwan	24%	33%	19%
Asia Pacific	15%	12%	13%

The revenue increase during fiscal year 2011 compared to 2010 and fiscal year 2010 compared to 2009 reflected improvements in the industry and economic environments as noted above. Our revenue levels are generally correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $257.6 million as of June 26, 2011 compared to $207.4 million as of June 27, 2010, consistent with increased customer spending levels during fiscal year 2011. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $70 million as of June 26, 2011 compared to $52 million as of June 27, 2010.

Gross Margin

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009	FY11 vs. FY10		FY10 vs. FY09
	(in thousands, except percentages)
Gross margin	$1,497,232	$969,935	$388,734	$527,297	54.4%	$581,201	149.5%
Percent of total revenue	46.2%	45.5%	34.8%	0.7%		10.7%

The increase in gross margin as a percentage of revenue for fiscal year 2011 compared to fiscal year 2010 was due primarily to increased factory and field utilization as a result of higher volume.

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

Research and Development

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009	FY11 vs. FY10		FY10 vs. FY09
	(in thousands, except percentages)
Research & development (“R&D”)	$373,293	$320,859	$288,269	$52,434	16.3%	$32,590	11.3%
Percent of total revenue	11.5%	15.0%	25.8%	-3.5%		-10.8%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D spending during fiscal year 2011 compared to fiscal year 2010 was due primarily to higher employee compensation and benefits of $27 million, mainly as a result of increased headcount and stronger company profitability, and higher outside services and supplies of $19 million related to new product development.

The increase in R&D spending during fiscal year 2010 compared to fiscal year 2009 was due primarily to higher employee compensation and benefits of $25 million, mainly as a result of stronger company profitability, and higher outside services and supplies of $5 million.

Approximately 30% and 24% of fiscal years 2011 and 2010 systems revenues, respectively, were derived from products introduced over the previous two years, which is reflective of our continued investment in new products and technologies.

Selling, General and Administrative

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009	FY11 vs. FY10		FY10 vs. FY09
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$308,075	$240,942	$233,061	$67,133	27.9%	$7,881	3.4%
Percent of total revenue	9.5%	11.3%	20.9%	-1.8%		-9.6%

The growth in SG&A expense during fiscal year 2011 compared to fiscal year 2010 was due primarily to higher employee compensation and benefits of $44 million, mainly as a result of increased headcount and stronger company profitability, and higher outside services and supplies of $18 million for customer penetration activities. Rent and depreciation-related expenses increased in fiscal year 2011 from fiscal year 2010 by approximately $13 million. The increases in SG&A expenses during fiscal year 2011 were offset by the release of approximately $4 million of previously reserved allowance for doubtful accounts as the result of cash collections from customers.

The growth in SG&A expense during fiscal year 2010 compared to fiscal year 2009 was driven by increases of approximately $26 million in employee compensation as a result of increased company profitability offset by a $9 million decline in depreciation, rent and utilities expenses primarily as a result of restructuring activities, and $7 million due to a non-recurring accounts receivable reserve recorded for specific distressed customers in fiscal year 2009.

Goodwill Impairment

During fiscal year 2009, a combination of factors, including the economic environment, a sustained decline in our market valuation, and a decline in our operating results indicated possible impairment of our goodwill. We performed an impairment analysis and concluded that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009. We concluded that there were no indicators of impairment as a result of our fiscal 2010 and 2011 assessments.

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

Restructuring and Asset Impairments

During fiscal year 2008, we incurred expenses for restructuring and asset impairment charges of $19.0 million related to the integration of SEZ and overall streamlining of our combined Clean Product Group (“June 2008 Plan”). We incurred additional expenses of $19.0 million under the June 2008 Plan during fiscal year 2009. The charges during fiscal year 2008 and 2009 primarily included severance and related benefits costs and certain asset impairments associated with our product line integration road maps. During fiscal year 2010, we recorded a recovery of $2.2 million related primarily to inventory previously restructured in connection with our initial product line integration road maps.

During fiscal year 2009, we incurred expenses of $17.8 million for restructuring and asset impairment charges designed to better align our cost structure with our business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). The charges consisted of severance and related benefits costs as well as certain facilities related costs and asset impairments.

During fiscal year 2009, we also incurred expenses of $28.6 million for restructuring and asset impairment charges designed to align our cost structure with our outlook for the current economic environment and future business opportunities (“March 2009 Plan”). The charges during fiscal year 2009 consisted primarily of severance and related benefits costs as well as certain facilities related costs and asset impairments. The Company incurred additional expenses of $20.9 million during fiscal 2010 under the March 2009 Plan consisting primarily of certain facilities charges related to the reassessment of future obligations for previously restructured leases, severance and related benefits costs, and asset impairments. During fiscal year 2011 the Company incurred additional expenses of $11.8 million under the March 2009 Plan consisting primarily of certain facilities charges related to the reassessment of future obligations for previously restructured leases.

In addition to charges incurred under specific restructuring plans, during fiscal year 2010 we incurred $6.0 million of asset impairment charges related to production efficiencies and shifts in product demands.

For further details related to restructuring and asset impairment, see Note 18 of the Notes to Consolidated Financial Statements.

409A Expense

Following the voluntary independent review of our historical option grant process, we considered whether Section 409A of the Internal Revenue Code and similar provisions of state law would apply to stock options that were found, under applicable accounting guidance, to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, our Board of Directors authorized us to assume potential tax liabilities of certain employees, including our Chief Executive Officer and certain executive officers, relating to options that might be subject to Section 409A and similar provisions of state law. Those liabilities totaled $50.9 million; $44.5 million was recorded in operating expenses and $6.4 million in cost of goods sold in our consolidated statements of operations for fiscal year 2008. We incurred $3.2 million of expense during fiscal year 2009 consisting of interest and legal fees. During fiscal year 2010, we reached final settlement of matters associated with our 409A expenses with the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) resulting in a credit of $44.4 million due to the reversal of 409A liabilities. There were no expenses or reversals related to Section 409A during fiscal year 2011.

Legal Judgment

Aspect Systems, Inc. (“Aspect”) sued us for breach of contract and various business torts arising out of a transaction in which we licensed Aspect to sell certain of our legacy Autoetch and Drytek products. The case went to trial in the United States District Court for the District of Arizona in December of 2008, resulting in a jury verdict in favor of Aspect. We recorded the amount of the legal judgment of $4.6 million in our consolidated statement of operations for the year ended June 28, 2009 and final judgment was reached in fiscal year 2011.

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Interest income	$15,572	$8,598	$24,283
Interest expense	(5,380)	(994)	(6,497)
Foreign exchange gain (loss)	(11,085)	(103)	922
Other, net	(2,516)	(2,770)	(558)

	$(3,409)	$4,731	$18,150

The increase in interest income during fiscal year 2011 compared with fiscal year 2010 was primarily due to increases in our average cash and investment balances from cash provided by operations and proceeds from convertible note financing, which was partially offset by treasury stock transactions and the decrease in interest rate yields. The decrease in interest income during fiscal year 2010 compared with fiscal year 2009 was primarily due to decreases in our average cash and investment balances and decreases in interest rate yields.

The increase in interest expense during fiscal year 2011 as compared with fiscal year 2010 was due to the issuance of the $900 million convertible notes during fiscal year 2011. The decrease in interest expense during fiscal year 2010 as compared with the prior year was due to our $250.0 million loan payment to ABN AMRO during fiscal year 2009, principal payments on long-term debt and capital leases, and to a lesser extent, decreases in interest rate yields.

Foreign exchange losses in fiscal year 2011 were related to un-hedged portions of the balance sheet exposures, primarily in the Euro, Korean Won, and Singapore dollar. Foreign exchange gains in fiscal year 2009 were related to un-hedged portions of the balance sheet exposures, primarily in the Japanese yen, Taiwanese dollar and Euro and were partially offset by $4.0 million of deferred net losses associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring.

Other expenses during fiscal year 2011 included increases in charitable contributions and banking fees primarily related to increased business transactions. Other expenses increased during fiscal year 2010 as compared with 2009 due to increased charitable contributions and the recognition of a $0.9 million realized loss on investments due to an other-than-temporary impairment charge.

Income Tax Expense

Our annual income tax expense was $77.1 million, $83.5 million, and $39.1 million in fiscal years 2011, 2010, and 2009, respectively. Our effective tax rate for fiscal years 2011, 2010, and 2009 was 9.6%, 19.4%, and (14.8) %, respectively. The decrease in the effective tax rate in fiscal year 2011 was primarily due to the change in geographical mix of income between higher and lower tax jurisdictions, tax benefits related to the recognition of previously unrecognized tax benefits due to the settlement of audits, and tax benefit due to the extension of the second half of fiscal year 2010 federal R&D credit.

The fiscal year 2010 effective tax rate was 19.4%, compared to the fiscal year 2009 effective tax rate of (14.8)%. The increase in the effective tax rate in fiscal year 2010 was primarily due to the increase in the Company’s income, the change in geographical mix of income between higher and lower tax jurisdictions, adjustments for previously estimated tax liabilities upon the filing of our U.S. tax return and decrease in Federal R&D credit due to the expiration of the credit on December 31, 2009.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets, composed primarily of reserves and accruals that are not currently deductible and tax credit carryforwards, were $147.2 million and $137.4 million at the end of fiscal years 2011 and 2010, respectively. These gross deferred tax assets were offset by deferred tax liabilities of

$31.7 million and $36.3 million at the end of fiscal years 2011 and 2010, respectively, and a valuation allowance of $46.2 million and $37.0 million at the end of fiscal years 2011 and 2010, respectively.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our fiscal years 2011 and 2010 valuation allowance of $46.2 million and $37.0 million relate to California and certain foreign deferred tax assets.

At our fiscal year end of June 26, 2011 we recorded a valuation allowance to offset the entire California deferred tax asset balance reflecting the impact of a California law repealing the cost of performance sales factor sourcing rule and the single sales factor apportionment election, effective for subsequent fiscal years. We also recorded a reduction of valuation allowance against certain foreign deferred tax assets due to an increase in the forecasted income for certain foreign entities and an increase in the current year deferred tax liabilities.

We evaluate the realizability of the deferred tax assets quarterly and will continue to assess the need for changes in valuation allowances, if any.

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

Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have received customer acceptance, completed our system installation obligations, or are otherwise released from our installation or customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements based on their relative selling prices, provided the elements have value on a stand-alone basis. Our sales arrangements do not include a general right of return. The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services upon completion of the services requested by a customer order. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer but all conditions for revenue recognition have not been met, we record deferred revenue and/or deferred costs of sales in deferred profit on our Consolidated Balance Sheet.

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

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. We provide standard warranties for our systems. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system when we recognize revenue. We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. The amount recorded is based on an analysis of historical activity that uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

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

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 15 of the Notes to the Consolidated Financial Statements for additional information.

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

Goodwill and Intangible Assets: Goodwill represents the amount by which the purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. We allocate the carrying value of goodwill to our reporting units. We test goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. We amortize intangible assets with estimable useful lives over their respective estimated useful lives, and we review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

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

In June 2011, the FASB issued new authoritative guidance that increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income in the financial statements where the components of net income and the components of OCI are presented. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of our financial statements. We will adopt this authoritative guidance retrospectively in the first quarter of our fiscal year 2013.

Liquidity and Capital Resources

Total gross cash, cash equivalents, short-term investments, and restricted cash and investments balances were $2.3 billion at the end of fiscal year 2011 compared to $991.7 million at the end of fiscal year 2010. This increase was primarily due to cash provided by operations and net proceeds from our convertible note financing, which was partially offset by treasury stock transactions.

Cash Flows from Operating Activities

Net cash provided by operating activities of $881 million during fiscal year 2011 consisted of (in millions):

Net income	$723.7
Non-cash charges:
Depreciation and amortization	74.8
Equity-based compensation	53.0
Restructuring charges, net	11.6
Amortization of convertible note discount	3.6
Net tax benefit on equity-based compensation plans	5.5
Deferred income taxes	(10.7)
Changes in operating asset and liability accounts	21.8
Other	(2.3)

$881.0

Significant changes in operating asset and liability accounts included the following sources of cash: increases in accrued expenses and other liabilities of $138.1 million, accounts payable of $42.3 million, and deferred profit of $34.0 million, partially offset by the following uses of cash: increases in accounts receivable of $89.7 million, inventories of $77.5 million, and prepaid and other assets of $25.3 million. These changes in overall cash were all consistent with increased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during fiscal year 2011 was $479.9 million which was primarily due to net purchases of available-for-sale securities of $353.5 million and capital expenditures of $127.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during fiscal year 2011 was $527.0 million which was primarily due to net proceeds from our convertible note financing of $835.5, which includes proceeds from convertible notes and warrant sales, offset by issuance fees and purchase of convertible note hedges. Additional sources of cash provided by financing activities include net proceeds related to issuance of common stock and reissuance of treasury stock under employee equity-based plans of $33.6 million and the effect of excess tax benefits on equity based compensation of $23.3 million. This was partially offset by $211.3 million in treasury stock repurchases, $149.6 million of net prepayments for the potential purchase of treasury stock under the structured stock repurchase arrangement (see Note 19 of Notes to Consolidated Financial Statements), and $4.5 million in principal payments on long-term debt and capital leases.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at June 26, 2011 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances in the United States and offshore, we may require additional funding and need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of June 26, 2011, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $113.6 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 15 of Notes to the Consolidated Financial Statements for further discussion.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$11,081	$1,900	$192,766	$10,219	$215,966
1-3 years	16,238	3,466	66,724	16,415	102,843
3-5 years	5,852	3,944	29,755	465,750	505,301
Over 5 years	830	8,931	1,040	462,234	473,035

Total	$34,001	$18,241	$290,285	$954,618	$1,297,145

Operating Leases

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located at our Fremont, California headquarters, Livermore facilities, and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $164.9 million. See Note 14 of Notes to the Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at June 26, 2011 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

Long-Term Debt

On May 11, 2011, we issued and sold $450.0 million in aggregate principal amount of 0.5% convertible notes due 2016 (the “2016 Notes”) and $450.0 million in aggregate principal amount of 1.25% convertible notes due 2018 (the “2018 Notes,” and collectively with the “2016 Notes”, the “Notes”). The 2016 Notes were issued at par and pay interest at a rate of 0.5% per annum and the 2018 Notes were issued at par and pay interest at rate of 1.25% per annum. The Notes may be converted into our common stock, under certain circumstances, based on an initial conversion rate of 15.8687 shares of our common stock per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $63.02 per share of our common stock. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Concurrently with the issuance of the Notes, we purchased convertible note hedges for $181.1 million and sold warrants for $133.8 million. The separate convertible note hedges and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

The net proceeds from the offering of the Notes were approximately $835.5 million, which includes proceeds from convertible notes and warrant sales, offset by issuance fees and purchase of convertible note hedges. We used a portion of the net proceeds from the offering of the Notes to repurchase 1,000,000 shares of our common stock at a purchase price of $47.56 per share. The balance of the net proceeds of the offering is intended to be used for general corporate purposes, including working capital and capital expenditures. We may also use a portion of the net proceeds to acquire other businesses, products or technologies, or to repurchase shares of our common stock under our share repurchase program.

During fiscal year 2011 and fiscal year 2010 we made $4.5 million and $21.0 million in principal payments on long-term debt and capital leases, respectively. During fiscal year 2009, we paid the outstanding principal balance of $250.0 million of our existing long-term debt with ABN AMRO using existing cash balances. There were no penalties associated with the payment. In connection with the payment, the parties agreed to terminate the ABN AMRO Credit Agreement and related Collateral Documents.

In addition to the convertible notes, our remaining total long-term debt, excluding interest, of $3.9 million as of June 26, 2011 consists of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 26, 2011, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

Warranties

We offer standard warranties on our systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of June 26, 2011, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Interest Rate Risk

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, reinvestment risk, and the amount of credit exposure to any one issuer. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 26, 2011 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 26, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$328,288	$325,971	$323,655	$321,339	$319,022	$316,706	$314,390
US Treasury & Agencies	8,726	8,650	8,573	8,496	8,419	8,342	8,265
Government-Sponsored Enterprises	20,058	19,994	19,931	19,868	19,805	19,742	19,679
Foreign Government Bond	1,007	1,006	1,005	1,005	1,004	1,003	1,002
Corporate Notes and Bonds	386,126	384,894	383,663	382,432	381,200	379,969	378,737
Mortgage Backed Securities — Residential	2,676	2,661	2,647	2,633	2,619	2,605	2,591
Mortgage Backed Securities — Commercial	61,924	61,526	61,127	60,729	60,330	59,931	59,533

Total	$808,805	$804,702	$800,601	$796,502	$792,399	$788,298	$784,197

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Long-Term Debt

As of June 26, 2011, we had $900 million in principal amount of fixed-rate long-term debt outstanding, with a carrying amount of $722 million. The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes. As of June 26, 2011 the carrying value of the Notes approximates fair value as interest rates on comparable debt have not changed significantly since issuance of the Notes.

Our long-term debt includes $1.2 million of variable rate debt based on LIBOR plus a spread of 0.875% and is subject to adverse as well as beneficial changes in interest expense due to fluctuation in interest rates.

Equity Price Risk

Publicly Traded Securities

The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from selected potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 26, 2011 were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of June 26, 2011	Valuation of Securities Given an X% Increase in Stock Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Mutual Funds	$14,601	$16,547	$17,521	$19,467	$21,414	$22,388	$24,334
Publicly traded equity securities	$5,582	$6,327	$6,699	$7,443	$8,188	$8,560	$9,304

Total	$20,183	$22,874	$24,220	$26,910	$29,602	$30,948	$33,638

Foreign Currency Exchange (“FX”) Risk

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars except for certain revenues denominated in Japanese yen, certain revenues and expenses denominated in the Euro, certain spares and service contracts denominated in various currencies, and expenses related to our non-U.S. sales and support offices denominated in the related countries’ local currency. We currently enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary asset and liability exposure, Euro-denominated expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs and Taiwanese dollars. We currently believe these are our primary exposures to currency rate fluctuation.

To protect against the reduction in value of forecasted Japanese yen-denominated revenue and Euro-denominated expenses, we enter into foreign currency forward exchange rate contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward exchange rate contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen, Euros, Swiss franc and Taiwanese dollar-denominated monetary assets and liabilities against the U.S. dollar. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances.

The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of June 26, 2011 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain/(Loss) June 26, 2011	Valuation of Fx Contracts Given an X% Increase (+)/ Decrease(-) in Each Fx Rate
				+ /-(10%)	+ /-(15%)
		(in $ Millions)
Cash Flow Hedge
Sell	JPY	$109.0	($1.2)	$10.9	$16.3
Buy	EUR	$105.9	$1.7	$10.6	$15.9

		$214.9	$0.5	$21.5	$32.2

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 26, 2011 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain/(Loss) June 26, 2011	Valuation of Fx Contracts Given an X% Increase (+)/ Decrease(-) in Each Fx Rate
				+ /-(10%)	+ /-(15%)
		(in $ Millions)
Balance Sheet Hedge
Sell	JPY	$61.9	$0.1	$6.2	$9.3
Buy	CHF	$257.5	$0.0	$25.8	$38.6
Buy	TWD	$82.6	($0.7)	$8.3	$12.4
Buy	EUR	$41.8	$0.1	$4.2	$6.3

		$443.8	($0.5)	$44.5	$66.6

Item 8.	Financial Statements and Supplementary Data

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 26, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 26, 2011 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2011 Form 10-K.

Effectiveness of Controls

While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause controls and procedures or internal control over financial reporting. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that a control system cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Item 9B.	Other Information

None.

PART III

We have omitted from this 2011 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 3, 2011 (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference into this report.)

Item 10.	Directors, Executive Officers, and Corporate Governance

For information regarding our executive officers, see Part I, Item 1 of this 2011 Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated into Part III by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1. Index to Financial Statements

2. Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	92

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (c) of this Item 15, which is incorporated herein by reference.

(c)	The list of Exhibits follows page 92 of this 2011 Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 26, 2011	June 27, 2010
ASSETS
Cash and cash equivalents	$1,492,132	$545,767
Short-term investments	630,115	280,690
Accounts receivable, less allowance for doubtful accounts of $4,720 as of June 26, 2011 and $10,609 as of June 27, 2010	590,568	499,890
Inventories	396,607	318,479
Deferred income taxes	78,435	46,158
Prepaid expenses and other current assets	88,935	65,677

Total current assets	3,276,792	1,756,661
Property and equipment, net	270,458	200,336
Restricted cash and investments	165,256	165,234
Deferred income taxes	3,892	26,218
Goodwill	169,182	169,182
Intangible assets, net	47,434	67,724
Other assets	124,380	102,037

Total assets	$4,057,394	$2,487,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$163,541	$121,099
Accrued expenses and other current liabilities	358,756	309,397
Deferred profit	157,207	123,194
Current portion of long-term debt, convertible notes, and capital leases	4,782	4,967

Total current liabilities	684,286	558,657
Long-term debt, convertible notes, and capital leases	738,488	17,645
Income taxes payable	113,582	110,462
Other long-term liabilities	51,193	32,493

Total liabilities	1,587,549	719,257
Commitments and contingencies
Stockholders’ equity: Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 123,579 shares at June 26, 2011 and 125,946 shares at June 27, 2010	124	126
Additional paid-in capital	1,531,465	1,452,939
Treasury stock, at cost, 40,995 shares at June 26, 2011 and 36,884 shares at June 27, 2010	(1,761,591)	(1,581,417)
Accumulated other comprehensive income (loss)	9,761	(69,849)
Retained earnings	2,690,086	1,966,336

Total stockholders’ equity	2,469,845	1,768,135

Total liabilities and stockholders’ equity	$4,057,394	$2,487,392

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Revenue	$3,237,693	$2,133,776	$1,115,946
Cost of goods sold	1,740,461	1,166,219	706,219
Cost of goods sold — restructuring and impairments	—	3,438	20,993
Cost of goods sold — 409A expense	—	(5,816)	—

Total costs of goods sold	1,740,461	1,163,841	727,212

Gross margin	1,497,232	969,935	388,734
Research and development	373,293	320,859	288,269
Selling, general and administrative	308,075	240,942	233,061
Goodwill impairment	—	—	96,255
Restructuring and impairments	11,579	21,314	44,513
409A expense	—	(38,590)	3,232
Legal judgment	—	—	4,647

Total operating expenses	692,947	544,525	669,977

Operating income (loss)	804,285	425,410	(281,243)
Other income (expense), net:
Interest income	15,572	8,598	24,283
Interest expense	(5,380)	(994)	(6,497)
Foreign exchange gains (losses)	(11,085)	(103)	922
Other, net	(2,516)	(2,770)	(558)

Income (loss) before income taxes	800,876	430,141	(263,093)
Income tax expense	77,128	83,472	39,055

Net income (loss)	$723,748	$346,669	$(302,148)

Net income (loss) per share:
Basic net income (loss) per share	$5.86	$2.73	$(2.41)

Diluted net income (loss) per share	$5.79	$2.71	$(2.41)

Number of shares used in per share calculations:
Basic	123,529	126,933	125,595

Diluted	125,019	128,126	125,595

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$723,748	$346,669	$(302,148)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	74,759	71,401	72,417
Deferred income taxes	(10,721)	13,718	30,545
Restructuring charges, net	11,579	24,752	65,506
Equity-based compensation expense	53,012	50,463	53,042
Income tax benefit on equity-based compensation plans	28,775	10,635	(14,294)
Excess tax benefit on equity-based compensation plans	(23,290)	(10,234)	6,273
Amortization of convertible note discount	3,554	—	—
Goodwill impairment	—	—	96,255
Other, net	(2,341)	3,190	9,353
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(89,716)	(246,653)	152,086
Inventories	(77,461)	(79,701)	46,052
Prepaid expenses and other assets	(25,282)	(23,647)	5,888
Trade accounts payable	42,320	71,600	(39,381)
Deferred profit	34,012	77,407	(82,464)
Accrued expenses and other liabilities	138,080	41,113	(177,259)

Net cash provided by (used for) operating activities	881,028	350,713	(78,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(127,495)	(35,590)	(44,282)
Acquisitions of business, net of cash acquired	—	—	(19,457)
Purchases of available-for-sale securities	(564,485)	(192,755)	(209,298)
Sales and maturities of available-for-sale securities	210,962	114,768	383,062
Purchase of other investments	(417)	(2,184)	(3,439)
Loans made	—	(800)	(8,375)
Proceeds from sale of assets	1,544	—	—
Transfer of restricted cash and investments	(22)	13,205	(92,206)

Net cash provided by (used for) investing activities	(479,913)	(103,356)	6,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(4,530)	(21,040)	(256,047)
Net proceeds from issuance of long-term debt & convertible notes	882,831	336	625
Proceeds from sale of warrants	133,830	—	—
Purchase of convertible note hedge	(181,125)	—	—
Excess tax benefit on equity-based compensation plans	23,290	10,234	(6,273)
Treasury stock purchases	(211,316)	(93,032)	(30,946)
Net cash received in settlement of (paid in advance for) stock repurchase contracts	(149,589)	—	—
Reissuances of treasury stock	21,194	17,452	19,797
Proceeds from issuance of common stock	12,401	13,386	12,014

Net cash provided by (used for) financing activities	526,986	(72,664)	(260,830)

Effect of exchange rate changes on cash	18,264	(3,093)	(25,416)
Net increase (decrease) in cash and cash equivalents	946,365	171,600	(358,370)
Cash and cash equivalents at beginning of year	545,767	374,167	732,537

Cash and cash equivalents at end of year	$1,492,132	$545,767	$374,167

Schedule of noncash transactions
Acquisition of leased equipment	$—	$—	$454

Accrued payables for stock repurchases	$—	$13,500	$—

Supplemental disclosures:
Cash payments for interest	$232	$878	$7,808

Cash payments for income taxes	$70,774	$16,261	$33,583

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 29, 2008	125,187	125	1,332,159	(1,490,701)	10,620	1,926,394	1,778,597

Sale of common stock	1,806	2	12,012	—	—	—	12,014
Purchase of treasury stock	(1,367)	(1)	—	(30,945)	—	—	(30,946)
Income tax benefit on equity-based compensation plans	—	—	(14,294)	—	—	—	(14,294)
Reissuance of treasury stock	906	1	(6,157)	25,953	—	—	19,797
Equity-based compensation expense	—	—	53,511	—	—	—	53,511
Components of comprehensive loss:
Net loss	—	—	—	—	—	(302,148)	(302,148)
Foreign currency translation adjustment	—	—	—	—	(58,587)	—	(58,587)
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	(6,633)	—	(6,633)
Unrealized gain on financial instruments, net	—	—	—	—	1,192	—	1,192
Less: Reclassification adjustment for losses included in earnings	—	—	—	—	501	—	501
Change in retiree medical benefit	—	—	—	—	85	—	85

Total comprehensive loss	—	—	—	—	—	—	(365,590)

Balance at June 28, 2009	126,532	$127	$1,377,231	$(1,495,693)	$(52,822)	$1,624,246	$1,453,089

Sale of common stock	1,619	1	13,386	—	—	—	13,387
Purchase of treasury stock	(2,982)	(3)	—	(106,531)	—	—	(106,534)
Income tax benefit on equity-based compensation plans	—	—	10,635	—	—	—	10,635
Reissuance of treasury stock	777	1	1,224	20,807	—	(4,579)	17,453
Equity-based compensation expense	—	—	50,463	—	—	—	50,463
Components of comprehensive income:
Net income	—	—	—	—	—	346,669	346,669
Foreign currency translation adjustment	—	—	—	—	(13,868)	—	(13,868)
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	(414)	—	(414)
Unrealized gain on financial instruments, net	—	—	—	—	2,062	—	2,062
Less: Reclassification adjustment for gains included in earnings	—	—	—	—	(645)	—	(645)
Change in retiree medical benefit	—	—	—	—	(4,162)	—	(4,162)

Total comprehensive income	—	—	—	—	—	—	329,642

Balance at June 27, 2010	125,946	$126	$1,452,939	$(1,581,417)	$(69,849)	$1,966,336	$1,768,135

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at June 27, 2010	125,946	$126	$1,452,939	$(1,581,417)	$(69,849)	$1,966,336	$1,768,135
Sale of common stock	1,744	2	12,404	—	—	—	12,406
Purchase of treasury stock	(4,790)	(5)	(149,589)	(197,840)	—	—	(347,434)
Income tax benefit on equity-based compensation plans	—	—	28,775	—	—	—	28,775
Reissuance of treasury stock	679	1	3,549	17,666	—	2	21,218
Equity-based compensation expense	—	—	53,012	—	—	—	53,012
Issuance of convertible notes	—	—	110,655	—	—	—	110,655
Sale of warrants			133,830				133,830
Purhcase of convertible note hedge			(114,110)				(114,110)
Components of comprehensive income:
Net income	—	—	—	—	—	723,748	723,748
Foreign currency translation adjustment	—	—	—	—	80,695	—	80,695
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	6,994	—	6,994
Unrealized gain on financial instruments, net	—	—	—	—	621	—	621
Less: Reclassification adjustment for gains included in earnings	—	—	—	—	(7,514)	—	(7,514)
Change in retiree medical benefit	—	—	—	—	(1,186)	—	(1,186)

Total comprehensive income							803,358

Balance at June 26, 2011	123,579	$124	$1,531,465	$(1,761,591)	$9,761	$2,690,086	$2,469,845

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 26, 2011

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

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2011, 2010, and 2009 may not necessarily be indicative of future operating results.

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

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and the Company has received customer acceptance, completed its system installation obligations, or is otherwise released from its installation or customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. Revenue from multiple-element arrangements is allocated among the separate elements based on their relative selling prices, provided the elements have value on a stand-alone basis. Our sales arrangements do not include a general right of return. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer but all conditions for revenue recognition have not been met, the Company defers revenue recognition until customer acceptance and records the deferred revenue and/or deferred costs of sales in deferred profit on the Consolidated Balance Sheet.

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs which generally approximate actual costs on a first-in, first-out basis. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

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

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranty to customers as part of the overall price of the system. The Company provides standard warranties for its systems. The Company records a provision for estimated warranty expenses to cost of sales for each system upon revenue recognition. The amount recorded is based on an analysis of historical activity which uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: The Company recognizes the fair value of equity-based awards as employee compensation expense. The fair value of the Company’s restricted stock units was calculated based upon the fair market value of Company stock at the date of grant. The fair value of the Company’s stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method of amortization.

The Company makes quarterly assessments of the adequacy of its tax credit pool related to equity-based compensation to determine if there are any deficiencies that require recognition in its consolidated statements of operations. The Company will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

addition, the Company has elected to account for the indirect benefits of stock-based compensation on the research tax credit through the income statement rather than through paid-in-capital. The Company has also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits. The Company tracks these stock award attributes separately and recognizes these attributes through paid-in-capital.

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

In addition, the calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on tax audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more-likely-than-not to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

Goodwill and Intangible Assets: Goodwill represents the amount by which purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. The carrying value of goodwill is allocated to our reporting units. Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

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

Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 26, 2011 and included 52 weeks. The fiscal years ended June 27, 2010 and June 28, 2009 also included 52 weeks. The Company’s next fiscal year, ending on June 24, 2012 will include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Cash Equivalents and Short-Term Investments: Investments purchased with an original final maturity of three months or less are considered to be cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and temporary difference between the cost and fair value of available-for-sale securities is presented as a separate component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against “Other income (expense)” when a decline in fair value is determined to be other-than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more-likely-than-not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. The specific identification method is used to determine the realized gains and losses on investments.

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

Impairment of Long-Lived Assets (Excluding Goodwill and Intangibles): The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Derivative Financial Instruments: The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate risks using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company has a policy that allows the use of derivative financial instruments, specifically foreign currency forward exchange rate contracts, to hedge foreign currency exchange rate fluctuations on forecasted revenue and expenses transactions denominated in Japanese yen and Euros, and net monetary assets or liabilities denominated in various foreign currencies. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are established and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, Swiss francs, Euros, and Taiwanese dollars), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates and interest rates observed in the market.

The Company considers its most current outlook in determining the level of foreign currency denominated intercompany revenue to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue and expenses are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense) on the consolidated statement of operations at that time.

Guarantees: The Company has certain operating leases that contain provisions whereby the properties subject to the operating leases may be remarketed at lease expiration. The Company has guaranteed to the lessor an amount approximating the lessor’s investment in the property. The Company has recorded a liability for certain guaranteed residual values related to these specific operating lease agreements. Also, the Company’s guarantees generally include certain indemnifications to its lessors under operating lease agreements for environmental matters, potential overdraft protection obligations to financial institutions related to one of the Company’s subsidiaries, indemnifications to the Company’s customers for certain infringement of third-party intellectual property rights by its products and services, and the Company’s warranty obligations under sales of its products.

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

Note 3: Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified guidance from the Emerging Issues Task Force (“EITF”) regarding revenue arrangements with multiple deliverables. This guidance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

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

In June 2011, the FASB issued new authoritative guidance that increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income in the financial statements where the components of net income and the components of OCI are presented. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of the Company’s financial statements. The Company will adopt this authoritative guidance retrospectively in the first quarter of its fiscal year 2013.

Note 4: Financial Instruments

Fair Value

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

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level in the hierarchy is based on the lowest level of input that is significant to the fair value measurement. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 26, 2011:

	Total	Fair Value Measurement at June 26, 2011
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,300,098	$1,300,098	$—	$—
Municipal Notes and Bonds	321,339	—	321,339	—
US Treasury and Agencies	8,496	8,496	—	—
Government-Sponsored Enterprises	19,868	—	19,868	—
Foreign Government Bonds	1,005	—	1,005	—
Corporate Notes and Bonds	382,432	164,885	217,547	—
Mortgage Backed Securities — Residential	2,633	—	2,633	—
Mortgage Backed Securities — Commercial	60,729	—	60,729	—

Total Short-Term Investments	$2,096,600	$1,473,479	$623,121	$—
Equities	7,443	7,443	—	—
Mutual Funds	19,467	19,467	—	—
Derivatives Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Liabilities
Derivative liabilities	$1,924	$—	$1,924	$—

The amounts in the table above are reported in the consolidated balance sheet as of June 26, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,301,600	$1,300,098	$1,502	$—
Short-Term Investments	630,115	8,496	621,619	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	26,910	26,910	—	—
Other Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Accrued Expenses and Other Current Liabilities	$1,924	$—	$1,924	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2010:

	Total	Fair Value Measurement at June 27, 2010
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Assets
Short-Term Investments
Money Market Funds	$470,936	$470,936	$—	$—
Municipal Notes and Bonds	103,903	—	103,903	—
US Treasury and Agencies	3,447	—	3,447	—
Government-Sponsored Enterprises	6,060	6,060	—	—
Foreign Government Bonds	1,008	—	1,008	—
Corporate Notes and Bonds	289,437	169,723	119,636	78
Mortgage Backed Securities — Residential	6,106	—	6,106	—
Mortgage Backed Securities — Commercial	42,964	—	42,964	—

Total Short-Term Investments	$923,861	$646,719	$277,064	$78
Equities	7,636	7,636	—	—
Mutual Funds	18,124	18,124	—	—
Derivatives Assets	2,063	—	2,063	—

Total	$951,684	$672,479	$279,127	$78

Liabilities
Derivative liabilities	$470	$—	$470	$—

The amounts in the table above are reported in the consolidated balance sheet as of June 27, 2010 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$478,286	$477,279	$1,007	$—
Short-Term Investments	280,690	4,555	276,057	78
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	2,063	—	2,063	—
Other Assets	25,760	25,760	—	—

Total	$951,684	$672,479	$279,127	$78

Accrued Expenses and Other Current Liabilities	$470	$—	$470	$—

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of long-term debt, excluding convertible notes, and capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. The estimated fair value of convertible notes approximates their carrying value as interest rates on comparable debt have not changed significantly since issuance of the notes. The fair value of cash equivalents, short-term investments, restricted cash and investments, long-term investments, and foreign currency related derivatives are based on quotes from brokers using market prices for similar instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Investments

The following tables summarize the Company’s investments (in thousands):

	June 26, 2011				June 27, 2010
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$190,903	$—	$—	$190,903	$67,830	$—	$—	$67,830
Fixed Income Money Market Funds	1,300,098	—	—	1,300,098	470,936	—	—	470,936
Municipal Notes and Bonds	319,913	1,510	(84)	321,339	102,130	1,784	(11)	103,903
US Treasury and Agencies	8,462	34	—	8,496	3,437	10	—	3,447
Government-Sponsored Enterprises	19,864	6	(2)	19,868	5,976	84	—	6,060
Foreign Government Bonds	1,004	1	—	1,005	1,007	1	—	1,008
Corporate Notes and Bonds	380,992	1,498	(58)	382,432	287,922	1,608	(93)	289,437
Mortgage Backed Securities — Residential	2,521	144	(32)	2,633	5,825	323	(42)	6,106
Mortgage Backed Securities — Commercial	60,639	277	(187)	60,729	42,765	275	(76)	42,964

Total Cash and Short-Term Investments	$2,284,396	$3,470	$(363)	$2,287,503	$987,828	$4,085	$(222)	$991,691

Publicly Traded Equity Securities	$9,320	$—	$(1,877)	$7,443	$9,471	$—	$(1,835)	$7,636
Mutual Funds	17,975	1,492	—	19,467	19,043	—	(919)	18,124

Total Financial Instruments	$2,311,691	$4,962	$(2,240)	$2,314,413	$1,016,342	$4,085	$(2,976)	$1,017,451

As Reported
Cash and Cash Equivalents	$1,492,132	$—	$—	$1,492,132	$545,766	$1	$—	$545,767
Short-Term Investments	627,008	3,470	(363)	630,115	276,828	4,084	(222)	280,690
Restricted Cash and Investments	165,256	—	—	165,256	165,234	—	—	165,234
Prepaid Expenses Other Assets	27,295	1,492	(1,877)	26,910	28,514	—	(2,754)	25,760

Total	$2,311,691	$4,962	$(2,240)	$2,314,413	$1,016,342	$4,085	$(2,976)	$1,017,451

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Net realized gains (losses) on investments included other-than-temporary impairment charges of $0 million, $0.9 million and $0.3 million in fiscal years 2011, 2010 and 2009, respectively. Additionally, realized gains/(losses) from sales of investments were approximately $0.7 million and $(0.3) million in fiscal year 2011, $0.8 million and $(0.2) million in fiscal year 2010, $2.2 million and $(1.9) million in fiscal year 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of June 26, 2011 (in thousands):

	June 26, 2011
	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Fixed Income Securities
Municipal Notes and Bonds	$60,311	$(84)	$—	$—	$60,311	$(84)
Government-Sponsored Enterprises	9,995	(2)	—	—	9,995	(2)
Corporate Notes and Bonds	43,383	(58)	—	—	43,383	(58)
Mortgage Backed Securities — Residential	—	—	273	(32)	273	(32)
Mortgage Backed Securities — Commercial	32,539	(187)	—	—	32,539	(187)

Total Fixed Income	$146,228	$(331)	$273	$(32)	$146,501	$(363)

The amortized cost and fair value of cash equivalents and short-term investments and restricted cash and investments with contractual maturities are as follows:

	June 26, 2011		June 27, 2010
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$1,606,390	$1,606,925	$723,143	$723,707
Due in more than one year	487,103	489,675	196,855	200,154

	$2,093,493	$2,096,600	$919,998	$923,861

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

Cash Flow Hedges

The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of Japanese yen-denominated revenues and Euro-denominated expenses, the Company has instituted a foreign currency cash flow hedging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

program. The Company enters into foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the twelve months ended June 26, 2011 or June 27, 2010 associated with ineffectiveness or forecasted transactions that failed to occur. There were $4.0 million of deferred net losses associated with ineffectiveness related to forecasted transactions that were no longer considered probable of occurring and were recognized in “Other income (expense), net” in the Company’s consolidated statements of operations during twelve months ended June 28, 2009.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other comprehensive income” would be reclassified to income immediately. At June 26, 2011, the Company had gains of $0.6 million accumulated in Other Comprehensive Income, which it expects to reclassify from Other Comprehensive Income into earnings over the next 12 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

As of June 26, 2011, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$107,912	$62,012
Buy CHF	—	257,588
Buy EUR	103,590	41,802
Buy TWD	—	83,368

	$211,502	$444,770

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 26, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,881	Accrued liabilities	$(1,142)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	113	Accrued liabilities	(782)

Total derivatives		$1,994		$(1,924)

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 27, 2010 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$30	Accrued liabilities	$(52)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	2,033	Accrued liabilities	(418)

Total derivatives		$2,063		$(470)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The effect of derivative instruments designated as cash flow hedges on the Company’s consolidated statements of operations for the twelve months ended June 26, 2011 and June 27, 2010 was as follows:

	Twelve Months Ended June 26, 2011
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$(5,134)	$(5,716)	$—	$516

	Twelve Months Ended June 27, 2010
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$388	$404	$—	$59

(1)	Amount recognized in other comprehensive income (loss) (effective portion).

(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (loss) (effective portion) located in revenue.

(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.

(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s consolidated statement of operations for the twelve months ended June 26, 2011 and June 27, 2010 was as follows:

	Twelve Months Ended
	June 26, 2011	June 27, 2010
	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
	(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts	$55,362	$(17,367)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

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

The Company’s available-for-sale securities must have a minimum rating of A2 / A at the time of original purchase, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch. The Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate changes and on contracts related to structured share repurchase agreements. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company.

As of June 26, 2011, three customers accounted for approximately 17%, 14%, and 10% of accounts receivable. As of June 27, 2010, two customers accounted for approximately 24% and 22 % of accounts receivable.

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

Note 5: Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	June 26, 2011	June 27, 2010
	(in thousands)
Raw materials	$212,979	$159,574
Work-in-process	69,013	67,114
Finished goods	114,615	91,791

	$396,607	$318,479

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Note 6: Property and Equipment

Property and equipment, net, consist of the following:

	June 26, 2011	June 27, 2010
	(in thousands)
Manufacturing, engineering and office equipment	$345,684	$253,925
Computer equipment and software	95,770	77,249
Land	14,758	15,574
Buildings	65,429	61,145
Leasehold improvements	55,833	55,300
Furniture and fixtures	15,258	14,095

	592,732	477,288
Less: accumulated depreciation and amortization	(322,274)	(276,952)

	$270,458	$200,336

Depreciation expense, including amortization of capital leases, during fiscal years 2011, 2010, and 2009 was $54.0 million, $47.8 million, $48.4 million, respectively.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 26, 2011	June 27, 2010
	(in thousands)
Accrued compensation	$206,313	$164,579
Warranty reserves	40,951	31,756
Income and other taxes payable	51,183	54,874
Other	60,309	58,188

	$358,756	$309,397

Note 8: Other Income (Expense), Net

The significant components of other income (expense), net, are as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Interest income	$15,572	$8,598	$24,283
Interest expense	(5,380)	(994)	(6,497)
Foreign exchange gains (losses)	(11,085)	(103)	922
Other, net	(2,516)	(2,770)	(558)

	$(3,409)	$4,731	$18,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

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

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands, except per share data)
Numerator:
Net income (loss)	$723,748	$346,669	$(302,148)

Denominator:
Basic average shares outstanding	123,529	126,933	125,595
Effect of potential dilutive securities:
Employee stock plans	1,490	1,193	—

Diluted average shares outstanding	125,019	128,126	125,595

Net income (loss) per share — basic	$5.86	$2.73	$(2.41)

Net income (loss) per share — diluted	$5.79	$2.71	$(2.41)

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Number of options and RSUs excluded	241	577	2,699

Diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the Notes, or note hedges (as described in Note 13) as their impact would have been anti-dilutive.

Note 10: Comprehensive Income (Loss)

The components of comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Net income (loss)	$723,748	$346,669	$(302,148)
Foreign currency translation adjustment	80,695	(13,868)	(58,587)
Unrealized gain (loss) on fair value of derivative financial instruments, net	6,994	(414)	(6,633)
Unrealized gain on financial instruments, net	621	2,062	1,192
Reclassification adjustment for loss (gain) included in earnings	(7,514)	(645)	501
Postretirement benefit plan adjustment	(1,186)	(4,162)	85

Comprehensive income (loss)	$803,358	$329,642	$(365,590)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The balance of accumulated other comprehensive income (loss), on an after-tax basis where applicable, is as follows:

	June 26, 2011	June 27, 2010
	(in thousands)
Accumulated foreign currency translation adjustment	$14,852	$(65,843)
Accumulated unrealized gain (loss) on derivative financial instruments	581	(1)
Accumulated unrealized gain on financial instruments	744	1,225
Postretirement benefit plan adjustment	(6,416)	(5,230)

Accumulated other comprehensive income (loss)	$9,761	$(69,849)

Note 11: Equity-Based Compensation Plans

The Company has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and restricted stock units (“RSUs”), of Lam Research Common Stock. In addition, these plans permit the grant of nonstatutory equity-based awards to consultants and outside directors. An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. Pursuant to the plans, the equity-based award price is determined by the Board of Directors or its designee, the plan administrator, but in no event will the exercise price for any option be less than the fair market value of the Company’s Common Stock on the date of grant. Equity-based awards granted under the plans vest over a period determined by the Board of Directors or the plan administrator, typically over a period of two years or less. The Company also has an ESPP that allows employees to purchase shares of its Common Stock through payroll deduction at a discounted price. A summary of stock plan transactions is as follows:

		Options Outstanding		Restricted Stock Units Outstanding
	Available For Grant	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average FMV at Grant
June 29, 2008	15,839,806	2,606,694	$21.60	1,696,224	$46.51
Granted	(2,592,679)	476,094	$20.21	2,116,585	$27.29
Exercised		(731,934)	$16.42
Canceled	981,297	(760,538)	$24.97	(220,759)	$43.98
Expired	(3,516,323)
Vested restricted stock				(1,071,987)	$47.26

June 28, 2009	10,712,101	1,590,316	$22.10	2,520,063	$30.32
Granted	(1,383,941)	—	$—	1,383,941	$34.71
Exercised		(642,861)	$20.91
Canceled	259,579	(62,030)	$41.36	(197,549)	$33.23
Vested restricted stock				(965,693)	$35.29

June 27, 2010	9,587,739	885,425	$21.61	2,740,762	$30.50
Granted	(922,210)	—	$—	922,210	$50.11
Exercised		(572,182)	$21.68
Canceled	157,495	(3,310)	$20.35	(154,185)	$32.20
Expired	(68,869)
Vested restricted stock				(1,177,447)	$27.03

June 26, 2011	8,754,155	309,933	$21.50	2,331,340	$39.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Outstanding and exercisable options presented by price range at June 26, 2011 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$16.14-$19.25	10,315	0.18	$16.52	10,315	$16.52
$20.21-$22.79	220,258	2.63	$20.23	220,258	$20.23
$23.61-$24.69	51,200	0.18	$24.00	51,200	$24.00
$25.98-$26.19	3,060	0.23	$26.02	3,060	$26.02
$27.79-$29.06	25,100	3.45	$29.05	25,100	$29.05

$16.14-$29.06	309,933	2.26	$21.50	309,933	$21.50

The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan. As of June 26, 2011 there were a total of 2,641,273 shares subject to options and restricted stock units issued and outstanding under the Company’s Stock Plans. As of June 26, 2011, there were a total of 8,754,155 shares available for future issuance under the 2007 Stock Incentive Plan.

The ESPP allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. Key provisions of the ESPP include (i) an annual increase in the number of shares available for issuance under the plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company repurchases for such purpose and (ii) authorization of the Plan Administrator (the Compensation Committee of the Board) to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. The automatic annual increase provides that the number of shares in the plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company repurchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of Common Stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal years 2011, 2010, and 2009, the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.9 million each year.

During fiscal year 2011, a total of 679,406 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. At June 26, 2011, 9,672,531 shares were available for purchase under the 1999 ESPP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The Company recognized or realized the following equity-based compensation expenses and benefits during the fiscal years noted:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in millions)
Equity-based compensation expense	$53.0	$50.5	$53.0
Income tax benefit recognized in the Consolidated Statement of Operations related to equity-based compensation	$8.6	$8.3	$9.1
Tax benefit realized from the exercise and vesting of options and RSUs	$16.3	$11.1	$8.1

Stock Options and Restricted Stock Units

Stock Options

The Company did not grant any stock options during fiscal years 2011 or 2010. The fair value of the Company’s stock options granted during fiscal year 2009 was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The Company assumed no expected dividends and the following assumptions were used to value these stock options:

Expected term	4.0	years
Expected volatility	46.9%
Risk-free interest rate	2.07%

The year-end intrinsic value relating to stock options for fiscal years 2011, 2010, and 2009 is presented below:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(millions)
Intrinsic value — options outstanding	$6.73	$16.50	$6.70
Intrinsic value — options exercisable	$6.73	$6.96	$4.50
Intrinsic value — options exercised	$16.70	$9.98	$7.20

As of June 26, 2011, all stock options outstanding are fully vested and all related compensation expense has been recognized. Cash received from stock option exercises was $12.4 million, $13.4 million, and $12.0 million during fiscal years 2011, 2010, and 2009, respectively.

Restricted Stock Units

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 26, 2011, there was $58.7 million of total unrecognized compensation cost related to unvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining vesting period of 1.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

ESPP

ESPP rights were valued using the Black-Scholes model. During fiscal years 2011, 2010, and 2009 ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Expected life (years)	0.68	0.78	0.68
Expected stock price volatility	42.25%	59.07%	74.00%
Risk-free interest rate	0.61%	0.61%	0.41%

As of June 26, 2011, there was $1.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of 2 months.

Note 12: Retirement and Deferred Compensation Plans

Employee Savings and Retirement Plan

The Company maintains a 401(k) retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 1% to 75% of his or her annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of approximately $5.1 million, $4.3 million, and $4.7 million in fiscal years 2011, 2010, and 2009, respectively.

Deferred Compensation Arrangements

The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral subaccount or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 26, 2011 and June 27, 2010 the liability of the Company to the plan participants was $62.5 million and $55.1 million, respectively, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of June 26, 2011 and June 27, 2010 the Company had investments in the aggregate amount of $64.7 million and $53.0 million respectively that correlate to the deferred compensation obligations, which were recorded in other assets on the consolidated balance sheets.

Postretirement Healthcare Plan

The Company maintains a postretirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $13.6 million and $8.9 million as of June 26, 2011 and June 27, 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Note 13: Long Term Debt

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of June 26, 2011:

	June 26, 2011	June 27, 2010
	(in millions)
0.50% Notes due 2016	$450.0	$—
Less: Unamortized interest discount	$(74.4)	—

Net carrying amount of 0.50% Notes 2016	$375.6	—

1.25% Notes due 2018	450.0	—
Less: Unamortized interest discount	(103.2)	—

Net carrying amount of 1.25% Notes 2018	346.8	—

Other long-term debt	3.9	7.0

Total long-term debt	$726.3	$7.0

Convertible Senior Notes

In May 2011, the Company issued and sold $450 million in aggregate principal amount of 0.5% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”, and collectively with the 2016 Notes the “Notes”) at par. The Notes may be converted, under certain circumstances, based on an initial conversion rate of 15.8687 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $63.02 per share of common stock).

The net proceeds to the Company from the sale of the Notes were $835.5 million. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 and 2018 Notes, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2011. Debt issuance costs were approximately $17.2 million, of which $3.5 million was allocated to capital in excess of par value and $13.7 million was allocated to deferred issuance costs and is amortized to interest expense over the term of the Notes.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 and 2018 Notes were valued at $373.8 million and $345.1 million, respectively, based on the present value of the future cash flows using discount rates of 4.29% and 5.27%, respectively, the Company’s borrowing rate at the date of the issuance for similar debt instruments without the conversion feature. The carrying value of the equity components were $74.4 million and $103.2 million, respectively, as of June 26, 2011. The effective interest rates on the liability components of the 2016 Notes and 2018 Notes for the year ended June 26, 2011 were 4.29% and 5.27%, respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the year ended June 26, 2011.

June 26, 2011
(in millions)
Contractual interest coupon	$1.1
Amortization of interest discount	3.6

Total interest cost recognized	$4.7

The remaining bond discount of the 2016 Notes and 2018 Notes of $74.4 million and $103.2 million, respectively, as of June 26, 2011 will be amortized over the respective remaining lives of the Notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The 2016 Notes may be converted at any time prior to the close of business on the business day immediately preceding February 15, 2016, at the option of the holder, only under the following circumstances: 1) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2016 notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; 2) during any fiscal quarter commencing after the fiscal quarter ending September 25, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; or 3) upon the occurrence of specified corporate events. On and after February 15, 2016 until the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2016, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the 2016 Notes to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 2016 Note will be paid in: 1) cash equal to the principal amount of the note, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 2016 Notes in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

Concurrently with the issuance of the 2016 Notes, the Company purchased a convertible note hedge and sold warrants. The separate convertible note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and to increase the initial conversion price to $71.34 per share. Each of these components is discussed separately below:

Convertible Note Hedge. Counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2016 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes. Should there be an early unwind of the convertible note hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible note hedge. The convertible note hedge transaction cost of $76.2 million has been accounted for as an equity transaction. The Company initially recorded approximately $28.2 million in stockholders’ equity from the net deferred tax liability related to the convertible note hedge at inception of the transaction.

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. As of June 26, 2011, the warrants had an expected life of 4.9 years and expire between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 26, 2011, the warrants had not been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

The 2018 Notes may be converted at any time prior to the close of business on the business day immediately preceding February 15, 2018, at the option of the holder only under the following circumstances: 1) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per 1,000 principal amount of 2018 notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; 2) during any fiscal quarter commencing after the fiscal quarter ending September 25, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; or 3) upon the occurrence of specified corporate events. On and after February 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2018, holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, a holder will receive the conversion value of the 2018 Notes to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 2018 Notes will be paid in: 1) cash equal to the principal amount of the note, and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 2018 Notes in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

Concurrently with the issuance of the 2018 Notes, the Company purchased a convertible note hedge and sold warrants. The separate convertible note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the 2018 Notes and to increase the initial conversion price to $76.10 per share. Each of these components is discussed separately below:

Convertible Note Hedge. Counterparties agreed to sell to the Company up to approximately $7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2018 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes. Should there be an early unwind of the convertible note hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible note hedge. The convertible note hedge transaction cost of $104.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $38.8 million in stockholders’ equity from the net deferred tax liability related to the convertible note hedge at inception of the transaction.

Sold Warrants. The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. As of June 26, 2011, the warrants had an expected life of 6.9 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

and expire between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 26, 2011, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

Other Long-term Debt

The Company’s remaining total long-term debt, excluding convertible notes, of $3.9 million as of June 26, 2011 consists of various bank loans and government subsidized technology loans supporting operating needs.

The Company’s contractual cash obligations relating to its convertible notes and other long-term debt June 26, 2011 were as follows:

Long-term Debt
(in thousands)
Payments due by period:
One year	$3,211
Two years	664
Three years	—
Four years	—
Five years	450,000
Over 5 years	450,000

Total	903,875
Current portion of long-term debt	3,211

Long-term debt	$900,664

Note 14: Commitments

The Company has certain obligations to make future payments under various contracts. Consistent with GAAP, some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s capital lease obligations. The Company’s off-balance sheet arrangements include contractual relationships for operating leases, purchase obligations, and certain guarantees. The Company’s commitments relating to capital leases off-balance sheet agreements are included in the table below. These amounts exclude $113.6 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 15, of Notes to Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building lease obligations assumed from the Company’s acquisition of SEZ and an office equipment lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of June 26, 2011 were as follows:

Capital Leases
(in thousands)
Payments due by period:
One year	$1,900
Two years	1,873
Three years	1,593
Four years	1,592
Five years	2,352
Over 5 years	8,931

Total	18,241
Interest on capital leases	1,275

Current portion of capital leases	1,571

Capital leases	$15,395

Operating Leases and Related Guarantees

The Company leases most of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2011, 2010, and 2009 was approximately $ 9 million, $6 million, and $9 million, respectively.

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

The Operating Leases have a term of approximately seven years ending on the first business day in January 2015. The Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Lease for an amount approximating the sum required to pay the amount of the lessor’s investment in the property and any accrued but unpaid rent.

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of June 26, 2011.

When the terms of the Operating Leases expire, the property subject to that Operating Lease may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than approximately $141.7 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $164.9 million, in the aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of June 26, 2011, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.3 million.

During fiscal years 2010 and 2011, the Company recognized restructuring charges of $13.0 million and $13.7 million, respectively, related to the reassessment of the residual value guarantee for such lease. Accordingly, an amount of $26.7 million has been recorded in other long-term liabilities.

The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantees discussed above, as of June 26, 2011 were as follows:

Operating Leases
(in thousands)
Payments due by period:
One year	$11,081
Two years	9,199
Three years	7,039
Four years	4,244
Five years	1,608
Over 5 years	830

Total	$34,001

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of June 26, 2011, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

functions. The contractual cash obligations and commitments table presented below contains the Company’s obligations at June 26, 2011 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties that could increase or decrease amounts actually paid.

The Company’s commitments related to these agreements as of June 26, 2011 are as follows:

Purchase Obligations
(in thousands)
Payments due by period:
One year	$192,766
Two years	42,406
Three years	24,318
Four years	16,712
Five years	13,043
Over 5 years	1,040

Total	$290,285

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 26, 2011	June 27, 2010
	(in thousands)
Balance at beginning of period	$31,756	$21,185
Warranties issued during the period	51,721	36,875
Settlements made during the period	(39,915)	(18,673)
Expirations and change in liability for pre-existing warranties during the period	(3,299)	(7,301)
Changes in foreign currency exchange rates	688	(330)

Balance at end of period	$40,951	$31,756

Note 15: Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
United States	$159,250	$140,309	$26,200
Foreign	641,626	289,832	(289,293)

	$800,876	$430,141	$(263,093)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Federal:
Current	$55,119	$38,221	$(6,523)
Deferred	(25,143)	11,438	11,668

	$29,976	$49,659	$5,145

State:
Current	$3,159	$6,126	$(487)
Deferred	26,589	5,009	8,047

	$29,748	$11,135	$7,560

Foreign:
Current	$22,556	$22,813	$15,017
Deferred	(5,152)	(135)	11,333

	$17,404	$22,678	$26,350

Total Provision for Income Taxes	$77,128	$83,472	$39,055

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets are as follows:

	June 26, 2011	June 27, 2010
	(in thousands)
Deferred tax assets:
Tax carryforwards	$33,152	$50,182
Allowances and reserves	85,751	63,143
Inventory valuation differences	8,861	7,764
Equity-based compensation	8,019	6,202
Capitalized R&D expenses	2,722	5,027
Other	8,743	5,088

Gross deferred tax assets	147,248	137,406
Valuation allowance	(46,201)	(36,957)

Net deferred tax assets	101,047	100,449
Deferred tax liabilities:
Fixed assets depreciation and intangibles amortization	(23,145)	(20,188)
State cumulative temporary differences	(802)	(10,118)
Amortization of goodwill	(7,768)	(6,026)

Gross deferred tax liabilities	(31,715)	(36,332)

Net deferred tax assets	$69,332	$64,117

Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

it is more-likely-than-not that such deferred tax assets will be realized with the exception of $46.2 million related to California and certain foreign deferred tax assets.

The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, the Company will only recognize an excess benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, the Company has elected to account for the indirect benefits of stock-based compensation such as the R&D tax credit through the consolidated statement of operations.

As of June 26, 2011, the Company had a California net operating loss carryforward of approximately $2.3 million. If not utilized, the net operating loss carryforward will begin to expire in the year 2030. In the event the tax benefits are realized, an immaterial amount would be credited to additional paid-in capital.

At June 26, 2011, the Company had federal and state tax credit carryforwards of approximately $145.4 million, of which approximately $30.2 million will expire in varying amounts between fiscal years 2030 and 2032. The remaining balance of $115.1 million of tax carryforwards may be carried forward indefinitely. The tax benefits relating to approximately $36.8 million of the tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 26, 2011, the Company had foreign net operating loss carryforwards of approximately $41.6 million, of which approximately $25.4 million may be carried forward indefinitely and $16.2 million will begin to expire in fiscal year 2012.

A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2011, 2010 and 2009) to actual income expense is as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Income tax expense computed at federal statutory rate	$280,306	$150,549	$(92,083)
State income taxes, net of federal tax benefit	9,322	4,754	(4,550)
Foreign income taxed at different rates	(217,982)	(84,081)	125,124
Tax credits	(16,503)	(4,410)	(9,273)
State valuation allowance, net of federal tax benefit	10,078	4,627	12,109
Equity-based compensation	12,244	11,847	10,985
Other, net	(337)	186	(3,257)

	$77,128	$83,472	$39,055

The Company’s effective tax rate on income before tax for the year was 9.6% which was lower than the United States federal statutory rate of 35% due to geographical mix of income between higher and lower foreign tax jurisdictions, favorable recognition of the U.S. federal research tax credit, and tax benefits related to the recognition of previously unrecognized tax benefits due to the settlement of audits and statute of limitations expiration.

Effective from fiscal year 2003 through June 2013, the Company has a tax holiday in Switzerland for one of its foreign subsidiaries, which is conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $119.5 million, $45.9 million, and $0 million for fiscal years 2011, 2010, and 2009, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $0.96 in fiscal year 2011, $0.36 in fiscal year 2010, and $0.00 in fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $1.54 billion at June 26, 2011. These earnings, which reflect full provisions for foreign income taxes, are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. and foreign withholding taxes of approximately $387.3 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.

As of June 26, 2011, the total gross unrecognized tax benefits were $181.5 million compared to $190.5 million as of June 27, 2010, and $178.4 million as of June 28, 2009. During fiscal year 2011, gross unrecognized tax benefits decreased by approximately $9.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $120.4 million, $153.8 million, and $125.5 million as of June 26, 2011, June 27, 2010, and June 28, 2009, respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in millions)
Balance as of June 29, 2008	$143.8
Settlements and effective settlements with tax authorities	—
Lapse of statute of limitations	(0.7)
Increases in balances related to tax positions taken during prior periods	13.9
Decreases in balances related to tax positions taken during prior periods	(2.5)
Increases in balances related to tax positions taken during current period	23.9

Balance as of June 28, 2009	$178.4
Settlements and effective settlements with tax authorities	(1.3)
Lapse of statute of limitations	(8.1)
Increases in balances related to tax positions taken during prior periods	5.5
Decreases in balances related to tax positions taken during prior periods	(2.0)
Increases in balances related to tax positions taken during current period	18.0

Balance as of June 27, 2010	190.5
Settlements and effective settlements with tax authorities	(24.2)
Lapse of statute of limitations	(5.2)
Increases in balances related to tax positions taken during prior periods	13.7
Decreases in balances related to tax positions taken during prior periods	(13.4)
Increases in balances related to tax positions taken during current period	20.1

Balance as of June 26, 2011	$181.5

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $16.9 million, $18.5 million, and $19.1 million, cumulatively, for gross interest and penalties as of June 26, 2011, June 27, 2010 and June 28, 2009, respectively.

The Company completed a number of income tax audits in the U.S. and other foreign jurisdictions in fiscal year 2011. As a result of the settlement of these audits, the Company reduced its unrecognized tax benefits by approximately $24.2 million in fiscal year 2011.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal year 2008 and 2009. The Company is also under audit by the California Franchise Tax Board (“FTB”) for fiscal years 2005 and 2006. As of June 26, 2011, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur. In addition, the Company is also subject to audits by foreign tax authorities.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 26, 2011, tax years 2003-2010 remain subject to examination in the jurisdictions where the Company operates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The Company is in various stages of the examinations in connection with all of its tax audits worldwide and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Note 16: Goodwill and Intangible Assets

Goodwill

There were no changes in goodwill or accumulated impairment during the twelve months ended June 26, 2011 or June 27, 2010. As of both June 26, 2011 and June 27, 2010 gross goodwill and accumulated impairment losses were $265.5 million and $96.3 million, respectively.

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

Goodwill, net attributable to the SEZ acquisition of approximately $104 million is not tax deductible due to foreign jurisdiction law. The remaining goodwill balance of approximately $65 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets as of June 26, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(23,468)	$11,758	6.90
Existing technology	61,941	(35,409)	26,532	6.68
Patents	20,670	(14,323)	6,347	6.11
Other intangible assets	35,216	(32,419)	2,797	4.10

	$153,053	$(105,619)	$47,434	6.06

The following table provides details of the Company’s intangible assets as of June 27, 2010 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(18,512)	$16,714	6.90
Existing technology	61,598	(27,084)	34,514	6.70
Patents	20,270	(11,207)	9,063	6.13
Other intangible assets	35,216	(27,783)	7,433	4.10

	$152,310	$(84,586)	$67,724	6.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

The Company recognized $21.0 million, $23.9 million, and $24.0 million, in intangible asset amortization expense during fiscal years 2011, 2010, and 2009, respectively.

The estimated future amortization expense of intangible assets as of June 26, 2011 was as follows (in thousands):

Fiscal Year	Amount
2012	$17,997
2013	16,350
2014	10,377
2015	2,154
2016	381
Thereafter	175

$47,434

Note 17: Segment, Geographic Information and Major Customers

The Company operates in one reportable business segment: manufacturing and servicing of front-end wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation due to their customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing and distribution.

The Company operates in six geographic regions: North America, Europe, Japan, Korea, Taiwan, and Asia Pacific. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
		(in thousands)
Revenue:
North America	$393,004	$186,036	$171,359
Europe	423,148	133,685	121,178
Japan	405,371	318,641	234,070
Korea	756,660	539,312	239,911
Taiwan	766,910	703,854	208,053
Asia Pacific	492,600	252,248	141,375

Total revenue	$3,237,693	$2,133,776	$1,115,946

	June 26, 2011	June 27, 2010	June 28, 2009
		(in thousands)
Long-lived assets:
North America	$278,316	$178,055	$183,372
Europe	90,063	77,839	90,608
Japan	1,877	1,377	1,776
Korea	14,050	12,379	11,478
Taiwan	4,170	2,627	2,687
Asia Pacific	4,368	4,335	4,077

Total long-lived assets	$392,844	$276,612	$293,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

In fiscal year 2011, revenues from Samsung Electronics Company, Ltd. accounted for approximately 24% of total revenues. In fiscal year 2010, revenues from Samsung Electronics Company, Ltd., Taiwan Semiconductor Manufacturing Company, Ltd., and Toshiba Corporation accounted for approximately 24%, 15%, and 11%, respectively, of total revenues. In fiscal year 2009, revenues from Samsung Electronics Company, Ltd. and Toshiba Corporation accounted for approximately 19% and 11%, respectively, of total revenues.

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

The following table summarizes restructuring and asset impairment charges (recoveries) during fiscal years 2011, 2010, and 2009 for each restructuring Plan:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
June 2008 Plan	$—	$(2,217)	$19,016
December 2008 Plan	(230)	92	17,849
March 2009 Plan	11,809	20,891	28,641

Total restructuring and asset impairment charges incurred under restructuring plans	11,579	18,766	65,506

Asset impairments outside of specific restructuring plans	—	5,986	—

Total restructuring and assset impairment charges	$11,579	$24,752	$65,506

The amounts in the table above were reported in the Company’s consolidated statement of operations for fiscal years ended 2011, 2010, and 2009 as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Cost of goods sold	$—	$3,438	$20,993
Operating expense	11,579	21,314	44,513

Total restructuring and assset impairments	$11,579	$24,752	$65,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). There were no restructuring and asset impairment charges under the June 2008 Plan during fiscal year 2011. Charges during fiscal years 2010 and 2009 were as follows:

	Year Ended
	June 27, 2010	June 28, 2009
	(in thousands)
Severance and benefits	$(42)	$12,554
Facilities	—	—
Abandoned assets	—	3,395
Inventory	(2,175)	3,067

Total restructuring and asset impairment charges	$(2,217)	$19,016

Below is a table summarizing activity relating to the June 2008 Plan. There was no additional activity under this plan during fiscal year 2011 as all liabilities were paid in prior years.

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Balance at June 29, 2008	4,586	899	—	—	5,485
Fiscal year 2009 expense	12,554	—	3,395	3,067	19,016
Cash payments	(13,155)	(873)	—	—	(14,028)
Non-cash charges	(3,418)	—	(3,395)	(3,067)	(9,880)

Balance at June 28, 2009	567	26	—	—	593
Fiscal year 2010 expense	(42)	—	—	(2,175)	(2,217)
Cash payments	(525)	(26)	—	—	(551)
Non-cash charges	—	—	—	2,175	2,175

Balance at June 27, 2010	$—	$—	$—	$—	$—

Total charges incurred as of June 26, 2011 under the June 2008 Plan were $35.8 million.

December 2008 Plan

During the December 2008 quarter, the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). Charges during fiscal years 2011, 2010 and 2009 were as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
	(in thousands)
Severance and benefits	$(230)	$92	$16,412
Facilities	—	—	618
Inventory	—	—	819

Total restructuring and asset impairment charges	$(230)	$92	$17,849

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Below is a table summarizing activity relating to the December 2008 Plan:

	Severance and Benefits	Facilities	Inventory	Total
	(in thousands)
Fiscal year 2009 expense	$16,412	$618	$819	$17,849
Cash payments	(15,728)	—	—	(15,728)
Non-cash charges	—	(618)	(819)	(1,437)

Balance at June 28, 2009	684	—	—	684
Fiscal year 2010 expense	92	—	—	92
Cash payments	(497)	—	—	(497)

Balance at June 27, 2010	279	—	—	279
Cash payments	(27)	—	—	(27)
Fiscal year 2011 expense	(230)	—	—	(230)

Balance at June 26, 2011	$22	$—	$—	$22

Total charges incurred as of June 26, 2011 under the December 2008 Plan were $17.7 million. The severance and benefits-related balances are anticipated to be paid by the end of fiscal year 2012.

March 2009 Plan

During the March 2009 quarter, the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). Restructuring and asset impairment charges during fiscal years 2011, 2010 and 2009 under the March 2009 Plan were as follows:

	Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
		(in thousands)
Severance and benefits	$(43)	$472	$23,038
Facilities	11,852	19,832	2,265
Abandoned assets	—	587	3,008
Inventory	—	—	330

Total restructuring and asset impairment charges	$11,809	$20,891	$28,641

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Inventory	Total
	(in thousands)
Fiscal year 2009 expense	$23,038	$2,265	$3,008	$330	$28,641
Cash payments	(18,647)	(1,828)	—	—	(20,475)
Non-cash charges	(466)	—	(3,008)	(330)	(3,804)

Balance at June 28, 2009	3,925	437	—	—	4,362
Fiscal year 2010 expense	472	19,832	587	—	20,891
Cash payments	(4,132)	(3,417)	—	—	(7,549)
Non-cash charges	—	—	(587)	—	(587)

Balance at June 27, 2010	265	16,852	—	—	17,117
Fiscal year 2011 expense	(43)	11,852	—	—	11,809
Cash payments	(222)	(598)	—	—	(820)

Balance at June 26, 2011	$—	$28,106	$—	$—	$28,106

Total charges incurred as of June 26, 2011 under the March 2009 Plan were $61.3 million. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

Note 19: Stock Repurchase Program

On September 8, 2008, the Board of Directors authorized the repurchase of up to $250 million of Company common stock from the public market or in private purchases. This repurchase program had no termination date, could have been suspended or discontinued at any time and was funded using the Company’s available cash. The Company temporarily suspended repurchases under the program during the December 2008 quarter. On February 2, 2010, the Board of Directors authorized the resumption of the repurchase program. The Company completed the repurchase of all amounts available under this share repurchase authorization during the quarter ended September 26, 2010.

On September 10, 2010, the Board of Directors authorized the repurchase of up to an additional $250 million of Company common stock using the Company’s available cash. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. This repurchase program has no termination date and may be suspended or discontinued at any time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 26, 2011

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 27, 2010				$130,693
Authorization of up to $250 million — September 2010				$380,693
Quarter ended September 26, 2010	3,389	$130,693	$38.56	$250,000
Quarter ended December 26, 2010	—	$—	$—	$250,000
Quarter ended March 27, 2011	—	$—	$—	$250,000
Quarter ended June 26, 2011	18	$756	$42.00	$249,244

In addition to shares repurchased under Board authorized repurchase programs shown above are (i) 1,000,000 shares repurchased at a total cost of $47.6 million in connection with the convertible note offering and authorized by the Board independent of the publicly announced plans and (ii) 383,000 shares acquired at a total cost of $18.9 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans and. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. These arrangements generally require the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During 2011 the Company entered into structured share repurchase arrangements which, in the aggregate, required up-front cash payments totaling $200 million. One of these arrangements, which required the Company to make an upfront cash payment of $50.0 million, settled during 2011 and based on the closing price of the Company’s common stock on the maturity date, resulted in the Company receiving a $50.4 million cash payment, and therefore did not result in the repurchase of any shares of its common stock. As of June 26, 2011, aggregate prepayments of $150 million were outstanding under two such arrangements. These arrangements settle in October 2011 and will result in the receipt of either 1.4 million shares of the Company’s common stock or $51.0 million for the first arrangement and 2.6 million shares of the Company’s common stock or $103.5 million for the second arrangement. Under these arrangements, any prepayments or cash payments at settlement, are recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of June 26, 2011.

Note 20: Legal Proceedings

From time to time, the Company has received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by the Company’s products. In such cases it is the Company’s policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. The Company does not believe that any of these matters will have a material adverse effect on its consolidated financial condition or results of operations. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position or operating results.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 26, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 26, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 26, 2011 and June 27, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 19, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited Lam Research Corporation’s internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 26, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 26, 2011 of Lam Research Corporation and our report dated August 19, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 19, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By	/s/ Stephen G. Newberry
Stephen G. Newberry,
Chief Executive Officer and Vice Chairman

Dated: August 19, 2011

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

Signatures	Title	Date
Principal Executive Officer /s/ Stephen G. Newberry Stephen G. Newberry	Chief Executive Officer and Vice Chairman	August 19, 2011

Principal Financial Officer and Principal Accounting Officer /s/ Ernest E. Maddock Ernest E. Maddock	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	August 19, 2011

Other Directors /s/ James W. Bagley James W. Bagley	Executive Chairman	August 19, 2011

/s/ David G. Arscott David G. Arscott	Director	August 19, 2011

/s/ Robert M. Berdahl Robert M. Berdahl	Director	August 19, 2011

/s/ Eric K. Brandt Eric K. Brandt	Director	August 19, 2011

/s/ Michael R. Cannon Michael R. Cannon	Director	August 19, 2011

/s/ Christine Heckart Christine Heckart	Director	August 19, 2011

/s/ Grant M. Inman Grant M. Inman	Director	August 19, 2011

/s/ Catherine P. Lego Catherine P. Lego	Director	August 19, 2011

/s/ Kim Perdikou Kim Perdikou	Director	August 19, 2011

/s/ Abhi Talwalkar Abhi Talwalkar	Director	August 19, 2011

LAM RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions		Deductions (Describe) (1)	Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses
	(in thousands)
YEAR ENDED JUNE 26, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$10,609,000	$290,000	$(6,179,000)	$4,720,000
YEAR ENDED JUNE 27, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$10,719,000	$45,000	$(155,000)	$10,609,000
YEAR ENDED JUNE 28, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$4,102,000	$6,794,000	$(177,000)	$10,719,000

(1)	During fiscal year 2011, deductions represent $3.8 million release of reserve and $2.4 million write-off of customer specific accounts. During each of fiscal years 2010 and 2009 deductions represent $0.2 million of write-offs of specific customer accounts.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 26, 2011

EXHIBIT INDEX

Exhibit	Description

3.1(4)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as of March 7, 2000; and the Certificate of Amendment effective as of November 5, 2009.

3.2(18)	Bylaws of the Registrant, as amended, dated May 18, 2011.

3.3(4)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.1(21)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2016 Notes

4.2(21)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2018 Notes

4.4(2)*	Amended 1991 Stock Option Plan and Forms of Stock Option Agreements.

4.8(7)*	Amended and restated 1997 Stock Incentive Plan.

4.11(3)*	Amended and restated 1996 Performance-Based Restricted Stock Plan.

4.12(6)*	Amended and restated 1999 Stock Option Plan.

4.13(22)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(22)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.15(9)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

4.16*	Lam Research Corporation Elective Deferred Compensation Plan.

4.17*	Lam Research Corporation Elective Deferred Compensation Plan II.

10.3(1)*	Form of Indemnification Agreement.

10.99(5)*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.102(8)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.103(8)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.106(10)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.107(11)	Form of Restricted Stock Unit Award Agreement — Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.108(11)	Form of Restricted Stock Unit Award Agreement — Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.111(12)	Credit Agreement dated as of March 3, 2008 among Lam Research Corporation, as the Borrower, ABN Amro Bank N.V., as Administrative Agent, and the other Lenders Party thereto.

Exhibit	Description

10.112(12)	Unconditional Guaranty dated as of March 3, 2008 by Bullen Semiconductor Corporation to ABN AMRO Bank N.V.

10.113(12)	Security Agreement dated as of March 3, 2008 between Lam Research Corporation and ABN AMRO Bank N.V.

10.114(12)	Security Agreement dated as of March 3, 2008 between Bullen Semiconductor Corporation and ABN AMRO Bank N.V.

10.115(12)	Pledge Agreement dated as of March 3, 2008 among Lam Research Corporation and ABN AMRO Bank N.V.

10.117(13)	Lease Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.118(13)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.119(13)	Closing Certificate and Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.120(13)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.121(13)	Lease Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.122(13)	Pledge Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.123(13)	Closing Certificate and Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.124(13)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.125(13)	Lease Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.126(13)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.127(13)	Closing Certificate and Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.128(13)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.129(13)	Lease Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.130(13)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.131(13)	Closing Certificate and Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.132(13)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.133(13)	Lease Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

Exhibit	Description

10.134(13)	Pledge Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.135(13)	Closing Certificate and Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.136(13)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.137(13)	Construction Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.138(13)	Lease Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.139(13)	Pledge Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.140(13)	Closing Certificate and Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.141(13)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.142(13)	Construction Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.143(14)	First Modification Agreement (Fremont Buildings #1, #2, #3, #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.144(14)	First Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.145(14)	Second Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.146(14)	First Modification Agreement (Livermore Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.147(15)	First Amendment to Credit Agreement between Lam Research Corporation, ABN AMRO B.V. and the Lenders party thereto, dated September 29, 2008.

10.148(16)*	Form of Indemnification Agreement.

10.149(16)*	Reformation of Stock Option Agreement.

10.150(17)*	Stock Option Amendment and Special Bonus Agreement.

10.151(19)*	Employment Agreement with Stephen G. Newberry, dated July 1, 2009.

10.152(19)*	Employment Agreement with Martin B. Anstice, dated July 1, 2009.

10.153(19)*	Form of Change in Control Agreement.

10.154(19)*	Employment Agreement with Ernest Maddock, dated July 1, 2009.

10.155(20)*	Amended and Restated Employment Agreement between James W. Bagley and Lam Research Corporation, dated November 5, 2010.

10.156(20)*	Amendment to Employment Agreement with Stephen G. Newberry, dated December 7, 2010.

10.157(20)*	Amendment to Employment Agreement with Martin B. Anstice, dated December 7, 2010.

21	Subsidiaries of the Registrant.

Exhibit	Description

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 1999.

(4)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000, and Registrant’s Current Report on Form 8-K dated November 5, 2009.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 33-127936) filed with the Securities and Exchange Commission on August 28, 2005.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 8, 2005.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 6, 2006.

(9)	Incorporated by reference to Registrant’s Registration Statement of Form S-8 (No. 333-138545) filed with the Securities and Exchange Commission on November 9, 2006.

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated March 7, 2008.

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

(15)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 13, 2008.

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 8, 2008.

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 18, 2011.

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 31, 2009

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2010.

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 11, 2011

(22)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.