Form 10-Q
period 2011-09-25
LAM RESEARCH CORP
filed 2011-11-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

or

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

As of October 28, 2011, there were 119,550,124 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

		Page No.
	PART I. Financial Information	3

Item 1.	Financial Statements (Unaudited):	3

	Consolidated Balance Sheets as of September 25, 2011 and June 26, 2011	3

	Condensed Consolidated Statements of Operations for the three months ended September 25, 2011 and September 26, 2010	4

	Condensed Consolidated Statements of Cash Flows for the three months ended September 25, 2011 and September 26, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

	PART II. Other Information	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Removed and Reserved	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures		45

Exhibit Index		46
	EX-31.1
	EX-31.2
	EX-32.1
	EX-32.2
	EX-101.INS
	EX-101.SCH
	EX-101.CAL
	EX-101.DEF
	EX-101.LAB
	EX-101.PRE

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 25, 2011	June 26, 2011
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,339,318	$1,492,132
Short-term investments	713,087	630,115
Accounts receivable, less allowance for doubtful accounts of $4,685 as of September 25, 2011 and $4,720 as of June 26, 2011	523,240	590,568
Inventories	396,301	396,607
Deferred income taxes	78,330	78,435
Prepaid expenses and other current assets	84,353	88,935

Total current assets	3,134,629	3,276,792
Property and equipment, net	266,411	270,458
Restricted cash and investments	165,239	165,256
Deferred income taxes	4,718	3,892
Goodwill	169,182	169,182
Intangible assets, net	42,905	47,434
Other assets	117,870	124,380

Total assets	$3,900,954	$4,057,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$113,277	$163,541
Accrued expenses and other current liabilities	364,353	358,756
Deferred profit	112,518	157,207
Current portion of long-term debt, convertible notes, and capital leases	4,446	4,782

Total current liabilities	594,594	684,286
Long-term debt, convertible notes, and capital leases	743,252	738,488
Income taxes payable	116,509	113,582
Other long-term liabilities	56,717	51,193

Total liabilities	1,511,072	1,587,549

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 122,109 shares as of September 25, 2011 and 123,579 shares as of June 26, 2011	122	124
Additional paid-in capital	1,476,555	1,531,465
Treasury stock, at cost; 42,773 shares as of September 25, 2011 and 40,995 shares as of June 26, 2011	(1,832,285)	(1,761,591)
Accumulated other comprehensive income (loss)	(16,434)	9,761
Retained earnings	2,761,924	2,690,086

Total stockholders’ equity	2,389,882	2,469,845

Total liabilities and stockholders’ equity	$3,900,954	$4,057,394

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 25, 2011	September 26, 2010
Revenue	$680,436	$805,874
Cost of goods sold	396,553	428,548

Gross margin	283,883	377,326
Research and development	102,559	86,353
Selling, general and administrative	80,200	72,142
Restructuring and impairments	1,725	(5,163)

Total operating expenses	184,484	153,332

Operating income	99,399	223,994
Other expense, net	(12,073)	(979)

Income before income taxes	87,326	223,015
Income tax expense	15,488	29,291

Net income	$71,838	$193,724

Net income per share:
Basic net income per share	$0.58	$1.57

Diluted net income per share	$0.58	$1.55

Number of shares used in per share calculations:
Basic	123,130	123,665

Diluted	124,049	125,202

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 25, 2011	September 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,838	$193,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,360	17,948
Deferred income taxes	—	(783)
Restructuring and impairment charges	1,725	(5,163)
Impairment of investment	1,724	—
Equity-based compensation expense	17,744	13,009
Income tax benefit on equity-based compensation plans	659	5,083
Excess tax benefit on equity-based compensation plans	(1,951)	(3,939)
Amortization of convertible note discount	6,593	—
Other, net	1,423	(1,964)
Changes in operating assets and liabilities	(34,215)	37,829

Net cash provided by operating activities	86,900	255,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(15,732)	(19,130)
Purchases of available-for-sale securities	(158,050)	(50,958)
Sales and maturities of available-for-sale securities	72,791	26,452
Transfer of restricted cash and investments	17	(10)

Net cash used for investing activities	(100,974)	(43,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,564)	(3,333)
Excess tax benefit on equity-based compensation plans	1,951	3,939
Net cash received in settlement (paid in advance for) stock repurchase contracts	(75,000)	—
Treasury stock purchases	(72,053)	(144,795)
Reissuances of treasury stock related to employee stock purchase plan	8,858	7,155
Proceeds from issuance of common stock	164	835

Net cash used for financing activities	(137,644)	(136,199)

Effect of exchange rate changes on cash	(1,096)	6,615
Net increase (decrease) in cash and cash equivalents	(152,814)	82,514
Cash and cash equivalents at beginning of period	1,492,132	545,767

Cash and cash equivalents at end of period	$1,339,318	$628,281

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 25, 2011

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 26, 2011, which are included in the Annual Report on Form 10-K as of and for the year ended June 26, 2011 (the “2011 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com .

The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2012 and includes 52 weeks. The quarters ended September 25, 2011 (the “September 2011 quarter”) and September 26, 2010 (the “September 2010 quarter”) each included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance that increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income in the financial statements where the components of net income and the components of OCI are presented. This guidance does not affect the underlying accounting for components of OCI, but will change the presentation of the Company’s financial statements. The Company will adopt this authoritative guidance retrospectively in the first quarter of its fiscal year 2013.

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating this accounting standard update and does not expect it to have an impact on its Consolidated Financial Statements.

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 25, 2011	September 26, 2010
	(in millions)
Equity-based compensation expense	$17.7	$13.0
Income tax benefit related to equity-based compensation expense	$2.7	$2.2

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of September 25, 2011, there were a total of 3,115,568 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of September 25, 2011, there were an additional 7,972,648 shares reserved and available for future equity-based awards under the 2007 Stock Incentive Plan.

A summary of stock option activity under the Plans as of September 25, 2011 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of September 25, 2011 (in thousands)
Outstanding at June 26, 2011	310	$21.50	2.26
Exercised	(9)	$18.29

Outstanding at September 25, 2011	301	$21.59	1.96	$4,615

Exercisable at September 25, 2011	301	$21.59	1.96	$4,615

The total intrinsic value of options exercised during the three months ended September 25, 2011 and September 26, 2010 was $0.2 million and $0.7 million, respectively.

As of September 25, 2011, all stock options outstanding were fully vested and all related compensation expense has been recognized.

A summary of the Company’s RSUs as of September 25, 2011 and changes during the three months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 26, 2011	2,331	$39.90
Granted	806	$39.17
Vested	(299)	$35.75
Forfeited	(24)	$37.85

Unvested at September 25, 2011	2,814	$40.24

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 25, 2011, there was $73.3 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 1.5 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of September 25, 2011, there were a total of 9,389,557 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three months ended September 25, 2011:

Three Months Ended September 25, 2011
Expected term (years)	0.73
Expected stock price volatility	44.36%
Risk-free interest rate	0.72%

As of September 25, 2011, there was $8.6 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over the next 0.9 years.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are correlated to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statements of Operations. All of the Company’s other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 25, 2011:

		Fair Value Measurement at September 25, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,157,792	$1,157,792	$—	$—
Municipal Notes and Bonds	405,350	—	405,350	—
US Treasury and Agencies	4,197	4,197	—	—
Government-Sponsored Enterprises	28,425	—	28,425	—
Foreign Government Bonds	1,004	—	1,004	—
Corporate Notes and Bonds	378,781	164,885	213,896	—
Mortgage Backed Securities - Residential	1,623	—	1,623	—
Mortgage Backed Securities - Commercial	58,592	—	58,592	—

Total Short-Term Investments	$2,035,764	$1,326,874	$708,890	$—
Equities	5,693	5,693	—	—
Mutual Funds	18,419	18,419	—	—
Derivatives Assets	753	—	753	—

Total	$2,060,629	$1,350,986	$709,643	$—

Liabilities
Derivative Liabilities	$4,764	$—	$4,764	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of September 25, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,157,792	$1,157,792	$—	$—
Short-Term Investments	713,087	4,197	708,890	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	24,112	24,112	—	—
Other Assets	753	—	753	—

Total	$2,060,629	$1,350,986	$709,643	$—

Accrued Expenses and Other Current Liabilities	$4,764	$—	$4,764	$—

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 26, 2011.

		Fair Value Measurement at June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,300,098	$1,300,098	$—	$—
Municipal Notes and Bonds	321,339	—	321,339	—
US Treasury and Agencies	8,496	8,496	—	—
Government-Sponsored Enterprises	19,868	—	19,868	—
Foreign Government Bond	1,005	—	1,005	—
Corporate Notes and Bonds	382,432	164,885	217,547	—
Mortgage Backed Securities—Residential	2,633	—	2,633	—
Mortgage Backed Securities—Commercial	60,729	—	60,729	—

Total Short-Term Investments	$2,096,600	$1,473,479	$623,121	$—
Equities	7,443	7,443	—	—
Mutual Funds	19,467	19,467	—	—
Derivatives Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Liabilities
Derivative Liabilities	$1,924	$—	$1,924	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 26, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,301,600	$1,300,098	$1,502	$—
Short-Term Investments	630,115	8,496	621,619	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	26,910	26,910	—	—
Other Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Accrued Expenses and Other Current Liabilities	$1,924	$—	$1,924	$—

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of long-term debt, excluding convertible notes, and capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the fair value of the Company’s convertible notes. The fair value of cash equivalents, short-term investments, restricted cash and investments, long-term investments, and foreign currency related derivatives are based on quotes from brokers using market prices for similar instruments.

Investments

The following tables summarize the Company’s investments (in thousands):

	September 25, 2011				June 26, 2011
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$181,880	$—	$—	$181,880	$190,903	$—	$—	$190,903
Fixed Income Money Market Funds	1,157,792	—	—	1,157,792	1,300,098	—	—	1,300,098
Municipal Notes and Bonds	403,301	2,065	(16)	405,350	319,913	1,510	(84)	321,339
US Treasury and Agencies	4,165	33	(1)	4,197	8,462	34	—	8,496
Government-Sponsored Enterprises	28,376	54	(5)	28,425	19,864	6	(2)	19,868
Foreign Government Bonds	1,003	1	—	1,004	1,004	1	—	1,005
Corporate Notes and Bonds	378,094	1,172	(485)	378,781	380,992	1,498	(58)	382,432
Mortgage Backed Securities - Residential	1,517	106	—	1,623	2,521	144	(32)	2,633
Mortgage Backed Securities - Commercial	58,657	233	(298)	58,592	60,639	277	(187)	60,729

Total Cash and Short - Term Investments	$2,214,785	$3,664	$(805)	$2,217,644	$2,284,396	$3,470	$(363)	$2,287,503

Publicly Traded Equity Securities	$9,320	$—	$(3,627)	$5,693	$9,320	$—	$(1,877)	$7,443
Mutual Funds	18,021	428	(30)	18,419	17,975	1,492	—	19,467

Total Financial Instruments	$2,242,126	$4,092	$(4,462)	$2,241,756	$2,311,691	$4,962	$(2,240)	$2,314,413

As Reported
Cash and Cash Equivalents	$1,339,318	$—	$—	$1,339,318	$1,492,132	$—	$—	$1,492,132
Short-Term Investments	710,228	3,664	(805)	713,087	627,008	3,470	(363)	630,115
Restricted Cash and Investments	165,239	—	—	165,239	165,256	—	—	165,256
Prepaid Expenses and Other Current Assets	27,341	428	(3,657)	24,112	27,295	1,492	(1,877)	26,910

Total	$2,242,126	$4,092	$(4,462)	$2,241,756	$2,311,691	$4,962	$(2,240)	$2,314,413

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investments sold are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company recognized a $1.7 million other-than-temporary impairment of a strategic private equity investment during the three months ended September 25, 2011. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 26, 2010. Additionally, gross realized gains and losses from sales of investments were both less than $0.2 million, during the three months ended September 25, 2011 and September 26, 2010.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions as of September 25, 2011 (in thousands):

	September 25, 2011
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$22,029	$(12)	$1,310	$(4)	$23,339	$(16)
US Treasury and Agencies	1,455	(1)	—	—	1,455	(1)
Government-Sponsored Enterprises	11,499	(5)	—	—	11,499	(5)
Corporate Notes and Bonds	68,738	(485)	—	—	68,738	(485)
Mortgage Backed Securities—Commercial	36,308	(250)	1,035	(48)	37,343	(298)

Total Short-Term Investments	$140,029	$(753)	$2,345	$(52)	$142,374	$(805)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	September 25, 2011		June 26, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$1,496,844	$1,497,342	$1,606,390	$1,606,925
Due in more than one year	536,061	538,422	487,103	489,675

	$2,032,905	$2,035,764	$2,093,493	$2,096,600

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

Cash Flow Hedges

The Company’s policy is to attempt to minimize short-term business exposure to foreign currency exchange rate fluctuations using an effective and efficient method to eliminate or reduce such exposures. In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. To protect against a reduction in value of Japanese yen-denominated revenues and Euro-denominated expenses, the Company has instituted a foreign currency cash flow hedging program. The Company enters into foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three months ended September 25, 2011 or September 26, 2010 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other comprehensive income” would be reclassified to income immediately. At September 25, 2011, the Company had losses of $5.0 million accumulated in Other Comprehensive Income, which it expects to reclassify from Other Comprehensive Income into earnings over the next 12 months.

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

As of September 25, 2011, the Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and purchases:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$95,624	$87,570
Buy CHF	-	246,618
Buy TWD	-	85,376
Buy EUR	77,516	48,029

	$173,140	$467,593

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of September 25, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$177	Accrued liabilities	$(4,715)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$576	Accrued liabilities	$(49)

Total derivatives		$753		$(4,764)

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of June 26, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,881	Accrued liabilities	$(1,142)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$113	Accrued liabilities	$(782)

Total derivatives		$1,994		$(1,924)

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations for the three months ended September 25, 2011 and September 26, 2010 was as follows:

Three Months Ended September 25, 2011
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
(in thousands)
Foreign exchange forward contracts	$ (8,212)	$ (2,606)	$ (1)	$ 531

Three Months Ended September 26, 2010
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
(in thousands)
Foreign exchange forward contracts	$ (5,094)	$ (3,610)	$ —	$ 114

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue and operating expenses.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Operations for the three months ended September 25, 2011 and September 26, 2010 was as follows:

	Three Months Ended
	September 25, 2011	September 26, 2010
Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
	(in thousands)
Foreign exchange forward contracts	$(22,412)	$8,380

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	September 25, 2011	June 26, 2011
	(in thousands)
Raw materials	$217,223	$212,979
Work-in-process	83,579	69,013
Finished goods	95,499	114,615

	$396,301	$396,607

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 25, 2011	June 26, 2011
	(in thousands)
Manufacturing, engineering and office equipment	$353,818	$345,684
Computer equipment and software	97,528	95,770
Land	14,607	14,758
Buildings	66,674	65,429
Leasehold improvements	56,688	55,833
Furniture and fixtures	15,288	15,258

	604,603	592,732
Less: accumulated depreciation and amortization	(338,192)	(322,274)

	$266,411	$270,458

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of September 25, 2011 and June 26, 2011. Goodwill attributable to the SEZ acquisition of $104.2 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of $65.0 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of September 25, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(24,707)	$10,519	6.90
Existing technology	61,941	(37,515)	24,426	6.68
Patents	20,670	(15,107)	5,563	6.11
Other intangible assets	35,216	(32,819)	2,397	4.10

	$153,053	$(110,148)	$42,905	6.06

The following table provides details of the Company’s intangible assets subject to amortization as of June 26, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(23,468)	$11,758	6.90
Existing technology	61,941	(35,409)	26,532	6.68
Patents	20,670	(14,323)	6,347	6.11
Other intangible assets	35,216	(32,419)	2,797	4.10

	$153,053	$(105,619)	$47,434	6.06

The Company recognized $4.5 million and $6.0 million in intangible asset amortization expense during the three months ended September 25, 2011 and September 26, 2010, respectively.

The estimated future amortization expense of purchased intangible assets as of September 25, 2011 is as follows (in thousands):

Fiscal Year	Amount
2012 (9 months)	$13,480
2013	16,350
2014	10,377
2015	2,154
2016	381
Thereafter	163

$42,905

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 25, 2011	June 26, 2011
	(in thousands)
Accrued compensation	$191,987	$206,313
Warranty reserves	36,160	40,951
Income and other taxes payable	60,433	51,183
Other	75,773	60,309

	$364,353	$358,756

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended
	September 25,	September 26,
	2011	2010
	(in thousands)
Interest income	$2,589	$2,411
Interest expense	(9,260)	(101)
Gains (losses) on mutual funds	(1,865)	665
Foreign exchange gains (losses)	(1,090)	(3,179)
Other, net	(2,447)	(775)

	$(12,073)	$(979)

NOTE 10 — INCOME TAX EXPENSE

The Company’s effective tax rate for the quarter ended September 25, 2011 is approximately 17.7%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to the geographic mix of income and research and development tax credits partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rate recorded during the quarter includes the tax impact of discrete items, which are recorded during the quarter in which they occur. During the September 2011 quarter, discrete items primarily consisted of: (1) a tax expense of $1.6 million related to the filing of prior year foreign tax returns and state amended tax returns, which resulted in provision to return true-ups and (2) a tax expense of $0.9 million of interest related to uncertain tax positions.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	September 25, 2011	June 26, 2011
	(in millions)
Total gross unrecognized tax benefits	$185.1	$181.5

If the gross unrecognized tax benefits were recognized in a future period, it would result in a net tax benefit of $122.4 million and a reduction of the effective tax rate.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of September 25, 2011, the Company had accrued approximately $17.8 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $16.9 million as of June 26, 2011.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal years 2008 and 2009. The Company is also under audit by the California Franchise Tax Board (“FTB”) for fiscal years 2005 and 2006. As of September 25, 2011, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur. In addition, the Company is also subject to audits by foreign tax authorities.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of September 25, 2011, tax years 2003-2011 remain subject to examination in the jurisdictions where the Company operates.

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

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $46.2 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of September 25, 2011, approximately $46.2 million would be credited to the statement of operations.

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

	Three Months Ended
	September 25, 2011	September 26, 2010
	(in thousands, except per share data)
Numerator:
Net income	$71,838	$193,724

Denominator:
Basic average shares outstanding	123,130	123,665
Effect of potential dilutive securities:
Employee stock plans	919	1,537

Diluted average shares outstanding	124,049	125,202

Net income per share—basic	$0.58	$1.57

Net income per share—diluted	$0.58	$1.55

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 25, 2011	September 26, 2010
	(in thousands)
Number of potential dilutive securities excluded	1,066	30

Diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the Notes, or note hedges (as described in Note 13) as their impact would have been anti-dilutive.

NOTE 12 — COMPREHENSIVE INCOME

The components of comprehensive income, on an after-tax basis where applicable, are as follows:

	Three Months Ended
	September 25, 2011	September 26, 2010
	(in thousands)
Net income	$71,838	$193,724
Foreign currency translation adjustment	(14,910)	30,673
Unrealized gain (loss) on fair value of derivative financial instruments, net	(3,531)	2,161
Unrealized gain (loss) on financial instruments, net	(859)	(77)
Reclassification adjustment for gain included in earnings	(2,369)	(3,769)
Postretirement benefit plan adjustment	(4,526)	995

Comprehensive income	$45,643	$223,707

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	September 25, 2011	June 26, 2011
	(in thousands)
Accumulated foreign currency translation adjustment	$(58)	$14,852
Accumulated unrealized gain (loss) on derivative financial instruments	(5,025)	581
Accumulated unrealized gain (loss) on financial instruments	(409)	744
Postretirement benefit plan adjustment	(10,942)	(6,416)

Accumulated other comprehensive income (loss)	$(16,434)	$9,761

NOTE 13 — LONG TERM DEBT

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of September 25, 2011 and June 26, 2011:

	September 25, 2011	June 26, 2011
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(70.9)	(74.4)

Net carrying amount of 0.50% Notes 2016	379.1	375.6

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(100.1)	(103.2)

Net carrying amount of 1.25% Notes 2018	349.9	346.8

Other long-term debt	2.9	3.9

Total long-term debt	$731.9	$726.3

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 and 2018 Notes were valued at $373.8 million and $345.1 million, respectively, based on the present value of the future cash flows using discount rates of 4.29% and 5.27%, respectively, the Company’s borrowing rate at the date of the issuance for similar debt instruments without the conversion feature. The carrying value of the equity components of the 2016 and 2018 Notes were $76.2 million and $104.9 million, respectively, as of September 25, 2011. The effective interest rates on the liability components of the 2016 Notes and 2018 Notes for the three months ended September 25, 2011 were 4.29% and 5.27%, respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three months ended September 25, 2011.

September 25, 2011
(in millions)
Contractual interest coupon	$2.0
Amortization of interest discount	6.6

Total interest cost recognized	$8.6

The remaining bond discount of the 2016 Notes of $70.9 million as of September 25, 2011 will be amortized over their remaining life, which is approximately 4.6 years. The remaining bond discount of the 2018 Notes of $100.1 million as of September 25, 2011 will be amortized over their remaining life, which is approximately 6.6 years.

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

Concurrently with the issuance of the 2016 Notes, the Company purchased a convertible note hedge and sold warrants. The separate convertible note hedge and warrant transactions are collectively structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and to increase the effective initial conversion price to $71.34 per share. Each of these components is discussed separately below:

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

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 25, 2011, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

Concurrently with the issuance of the 2018 Notes, the Company purchased a convertible note hedge and sold warrants. The separate convertible note hedge and warrant transactions are collectively structured to reduce the potential future economic dilution associated with the conversion of the 2018 Notes and to increase the effective initial conversion price to $76.10 per share. Each of these components is discussed separately below:

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

Sold Warrants . The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 25, 2011, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

Fair Value of Notes

As of September 25, 2011, the face values of the 2016 Notes and 2018 Notes were $450.0 million and $450.0 million, respectively. As of September 25, 2011, the fair values of the 2016 Notes and 2018 Notes, which includes the debt and equity components, were approximately $426.0 million and $415.9 million, respectively, based on quoted market prices.

Other Long-term Debt

The Company’s remaining total long-term debt, excluding convertible notes, of $2.9 million as of September 25, 2011 consists of various bank loans and government subsidized technology loans supporting operating needs.

Contractual Obligations

The Company’s contractual cash obligations relating to its convertible notes and other long-term debt September 25, 2011 were as follows:

Long-term Debt
(in thousands)
Payments due by period:
One year	$2,912
Two years	—
Three years	—
Four years	—
Five years	450,000
Over 5 years	450,000

Total	902,912
Current portion of long-term debt	2,912

Long-term debt	$900,000

NOTE 14 — COMMITMENTS

Capital Leases

Capital leases reflect building and an office equipment leases. The amounts in the table below include the interest portion of payment obligations.

The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of September 25, 2011 were as follows:

Capital Leases
(in thousands)
Payments due by period:
One year	$1,843
Two years	1,746
Three years	1,548
Four years	1,557
Five years	10,227
Over 5 years	—

Total	16,921
Less: Interest on capital leases	1,156

Less: Current portion of capital leases	1,534

Capital leases	$14,231

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of September 25, 2011.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of September 25, 2011, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.2 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of September 25, 2011, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 25, 2011	September 26, 2010
	(in thousands)
Balance at beginning of period	$40,951	$31,756
Warranties issued during the period	7,932	11,416
Settlements made during the period	(11,221)	(7,694)
Expirations and change in liability for pre-existing warranties during the period	(1,502)	(242)
Changes in foreign currency exchange rates	—	376

Balance at end of period	$36,160	$35,612

NOTE 15 — RESTRUCTURING AND ASSET IMPAIRMENTS

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

The following table summarizes restructuring and asset impairment charges and reversals during the three months ended September 25, 2011 and September 26, 2010. In addition to charges incurred under specific restructuring plans, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities. These amounts were recorded in operating expenses within the Consolidated Statements of Operations for the respective periods.

	Three Months Ended
	September 25, 2011	September 26, 2010
March 2009 Plan	$—	$(5,163)
Asset impairments outside of specific restructuring plans	$1,725	$—

Total restructuring and assset impairment charges	$1,725	$(5,163)

March 2009 Plan

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). There were no charges incurred under the March 2009 Plan during the three months ended September 25, 2011. During the three months ended September 26, 2010 the Company reversed $5.2 million in restructuring and asset impairment charges as a result of a decision to occupy previously restructured facilities.

Below is a table summarizing activity relating to the March 2009 Plan during the three months ended September 25, 2011:

Facilities
(in thousands)
Balance at June 26, 2011	$28,106
Cash payments	(50)

Balance at September 25, 2011	$28,056

Total charges incurred through September 25, 2011 under the March 2009 Plan were $61.3 million. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTE 16 — STOCK REPURCHASE PROGRAM

On September 10, 2010, the Board of Directors authorized the repurchase of up to $250 million of Company common stock and on September 1, 2011 the Board of Directors authorized the repurchase of up to an additional $500 million of Company common stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. Repurchases will be funded using the Company’s available cash. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2011				$249,244
Authorization of additional $500 million—September 2011				$749,244
Quarter ended September 25, 2011	1,977	74,287	$37.57	$674,957

In addition to shares repurchased under Board authorized repurchase programs shown above, the Company acquired 86,000 shares at a total cost of $3.7 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. These arrangements generally require the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During the quarter ended September 25, 2011 the Company entered into a structured share repurchase arrangement which required up-front cash payment of $75.0 million. As of September 25, 2011, aggregate prepayments of $225.0 million were outstanding under three such arrangements. Two of these arrangements settled in October 2011, resulting in the receipt of 2.6 million shares at an aggregate price of $100.0 million under the first arrangement and $51.0 million under the second arrangement. The third arrangement will settle in January 2012 and will result in the receipt of either 2.5 million shares of the Company’s common stock or $79.2 million. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of September 25, 2011.

NOTE 17 — LEGAL PROCEEDINGS

From time to time, the Company has received notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by the Company’s products. In such cases, it is the Company’s policy to defend the claims, or if considered appropriate, negotiate licenses on commercially reasonable terms. The Company does not believe any of these matters will have a material adverse effect on its consolidated financial condition or results of operations. However, no assurance can be given that the Company will be able in the future to negotiate necessary licenses on commercially reasonable terms, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company’s consolidated financial position or operating results.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2011 and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended September 25, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2011 Form 10-K.

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

We believe that the wafer fabrication equipment market in calendar year 2011 will be moderately higher than calendar year 2010 based on our estimate of world-wide GDP growth, consumer adoption rates for new products such as tablet devices and high-end smart phones, and our customers’ transition to more advanced technology nodes. The proportion of total wafer fab equipment spending associated with etch and single-wafer clean tools varies from year to year and depends on customer specific development and manufacturing process flows, capacity requirements and related timing. At present we believe that the proportion of total wafer fab equipment spending associated with etch and single-wafer clean tools will likely decline in 2011 as compared to 2010. Over the longer term, we believe that as customers’ capital expenditures rise to meet growing demand for semiconductor devices, demand for wafer fab equipment will increase. When customers increase capacity to meet rising demand, we expect that the proportion of total wafer fab equipment spending associated with our products will increase. For this reason we remain committed to making the strategic investments necessary to position the Company to strengthen and grow our market share.

Historically, any change in demand for semiconductor manufacturing equipment occurs at an uneven pace and forecasts about demand for wafer fabrication equipment in the near term are subject to uncertainty. Additionally, today’s macroeconomic environment adds further overall levels of uncertainty. As a result, we could experience significant volatility in our quarterly results of operations during the next several quarters.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
Revenue	$680,436	$752,018	$805,874
Gross margin	$283,883	$338,454	$377,326
Gross margin as a percent of revenue	41.7%	45.0%	46.8%
Total operating expenses	$184,484	$196,263	$153,332
Net income	$71,838	$125,928	$193,724
Diluted net income per share	$0.58	$1.01	$1.55

As expected, in the quarter ended September 25, 2011, revenue decreased as compared to the quarter ended June 26, 2011, primarily reflecting the timing of customers’ investments for capacity at all nodes. Gross margin as a percent of revenues decreased in the September 2011 quarter as compared to the June 2011 quarter due to a less favorable product mix and lower factory utilization as a result of the decline in quarterly business volumes.

Operating expenses in the September 2011 quarter decreased as compared to the quarter ended June 2011. This change is primarily due to decreased restructuring charges, partially offset by a continued increase in research and development activities.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.2 billion as of September 25, 2011 compared to $2.3 billion as of June 26, 2011. Cash generated by operations was approximately $87 million during the September 2011 quarter. We used cash during the September 2011 quarter to prepay $75 million under a structured stock purchase agreement, repurchase $72 million of our shares and purchase $16 million of property and equipment. Employee headcount increased to approximately 3,750 as of September 25, 2011, from approximately 3,650 as of June 26, 2011.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
Shipments (in millions)	$580	$793	$808
North America	22%	15%	5%
Europe	10%	12%	11%
Japan	16%	19%	12%
Korea	27%	18%	29%
Taiwan	10%	17%	28%
Asia Pacific	15%	19%	15%

Shipments for the September 2011 quarter decreased 27% compared to the June 2011 quarter and 28% year over year. During the September 2011 quarter, applications at or below the 45 nanometer technology node were 90% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 58%, 24% and 18%, respectively.

Revenue

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
Revenue (in millions)	$680	$752	$806
North America	19%	15%	5%
Europe	11%	11%	10%
Japan	18%	15%	12%
Korea	25%	21%	36%
Taiwan	13%	21%	21%
Asia Pacific	14%	17%	16%

Revenue for the September 2011 quarter decreased 10% compared to the June 2011 quarter and 16% year over year. This decrease is related to the pace and timing of customer investments. Our revenue levels are generally correlated to our shipment, installation and acceptance timelines. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance decreased to $180 million as of September 25, 2011 compared to $258 million as of June 26, 2011. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $43 million as of September 25, 2011 compared to $70 million as of June 26, 2011.

Gross Margin

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
	(in thousands, except percentages)
Gross margin	$283,883	$338,454	$377,326
Percent of revenue	41.7%	45.0%	46.8%

The decrease in gross margin as a percentage of revenue during the September 2011 quarter as compared to the June 2011 and September 2010 quarters is attributable to less favorable product mix and reduced factory utilization as a result of the decline in business volume.

Research and Development

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
	(in thousands, except percentages)
Research and development (“R&D”)	$102,559	$99,583	$86,353
Percent of revenue	15.1%	13.2%	10.7%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the September 2011 quarter compared to the June 2011 quarter was primarily due to approximately $2 million of increased outside services and supplies related to new product development.

The increase in R&D expenses during the September 2011 quarter compared to the same period in the prior year was primarily due to approximately $11 million of higher outside services and supplies related to new product development, and $5 million of increased salary and benefit costs related to higher headcount.

Selling, General and Administrative

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$80,200	$79,938	$72,142
Percent of revenue	11.8%	10.6%	9.0%

The SG&A expenses in the September 2011 quarter were relatively flat from the June 2011 quarter. A slight increase in outside service expenses was offset by a decrease in employee benefits and variable compensation associated with lower profitability.

The increase in SG&A expenses in the September 2011 quarter compared to the same period in the prior year was primarily due to $5 million of increases in salary and benefits related to higher headcount, $4 million of customer-focused projects and $2 million depreciation and amortization offset by $4 million lower variable compensation on lower company profitability.

Restructuring and Asset Impairments

During the three months ended September 25, 2011, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities. During the three months ended June 26, 2011 the Company incurred restructuring and asset impairment charges of $16.7 million consisting primarily of certain facilities charges under the March 2009 Plan related to the reassessment of future obligations for previously restructured leases. During the three months ended September 26, 2010 the Company reversed $5.2 million in restructuring and asset impairment charges under the March 2009 Plan as a result of a decision to occupy previously restructured facilities.

The following table summarizes charges and reversals under each of the plans described below for the three-month periods indicated:

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
December 2008 Plan	$—	$(230)	$—
March 2009 Plan	—	16,972	(5,163)

Total restructuring and asset impairment charges incurred under restructuring plans	—	16,742	(5,163)

Asset impairments outside of specific restructuring plans	1,725	—	—

Total restructuring and asset impairment charges	$1,725	$16,742	$(5,163)

For further details related to restructuring and asset impairment, see Note 15 of the Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended
	September 25, 2011	June 26, 2011	September 26, 2010
	(in thousands)
Interest income	$2,589	$2,607	$2,411
Interest expense	(9,260)	(5,062)	(101)
Gains (losses) on mutual funds	(1,865)	885	665
Foreign exchange gain (loss)	(1,090)	(2,816)	(3,179)
Other, net	(2,447)	(745)	(775)

	$(12,073)	$(5,131)	$(979)

Interest expense increased in the three months ended September 25, 2011 as compared to the three months ended June 26, 2011 and September 26, 2010 primarily due to the incurrence of the first full quarter of interest expense related to the $900 million convertible notes issued May 2011.

We recognized losses on our mutual funds, which are correlated to obligations under our deferred compensation plan, in the three months ended September 25, 2011 as compared to gains recognized in the three months ended June 26, 2011 and September 26, 2010 due to changes in the market value of securities in this portfolio.

Other expenses, net increased in the three months ended September 25, 2011 as compared to the three months ended June 26, 2011 and September 26, 2010 primarily due to a $1.7 million other-than-temporary impairment of a strategic private equity investment recognized during the three months ended September 25, 2011.

Income Tax Expense

Our effective tax rate for the three months ended September 25, 2011 was 17.7%. Our effective tax rate for the three months ended September 26, 2010 was 13.1%. The increase in the effective tax rate for the three months ended September 25, 2011 compared to the three months ended September 26, 2010 was primarily due to the level of income and an increase in the percentage of profits in jurisdictions with higher tax rates. The effective tax rate of 17.7% for the three months ended September 25, 2011 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $1.6 million related to the filing of prior year foreign tax returns and state amended tax returns and (2) a tax expense of $0.9 million of interest related to uncertain tax positions. The effective tax rate of 13.1% for the three months ended September 26, 2010 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $2.1 million related to the reversal of accrued restructuring expenses and (2) a tax expense of $1.0 million of interest related to uncertain tax positions.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $148.0 million and $147.2 million as of September 25, 2011 and June 26, 2011, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $31.7 million and a valuation allowance of $46.2 million as of September 25, 2011 and June 26, 2011.

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

We calculate our current and deferred tax provision based on estimates and assumptions that can differ from the actual results reflected in income tax returns filed during the subsequent year. These estimates and assumptions occur in the calculation of tax credits, benefits, and deductions, and in the calculation and valuation of certain tax assets and liabilities, which arise from temporary differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Adjustments based on filed returns are recorded when identified.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 10 of the Notes to the Consolidated Financial Statements for additional information.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for us beginning in the first quarter of fiscal 2013 and early adoption is permitted. We are currently evaluating this accounting standard update and do not expect it to have an impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 2011, we had $2.2 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $2.3 billion as of June 26, 2011.

Cash Flows from Operating Activities

Net cash provided by operating activities of $86.9 million during the three months ended September 25, 2011 consisted of (in millions):

Net income	$71.8
Non-cash charges:
Depreciation and amortization	21.4
Equity-based compensation	17.7
Restructuring and impairment charges	1.7
Amortization of convertible note discount	6.6
Impairment of investment	1.7
Net tax benefit on equity-based compensation plans	(1.3)
Changes in operating asset and liability accounts	(34.2)
Other	1.5

$86.9

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: decreases in accounts payable of $50.2 million, deferred profit of $44.7 million, and accrued liabilities of $9.2 million, partially offset by the following sources of cash: decreases in accounts receivable of $67.8 million, prepaid and other assets of $3.6 million, and inventories of $0.2 million. These changes in overall cash were all consistent with decreased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the three months ended September 25, 2011 was $101.0 million, primarily consisting of net purchases of available-for-sale securities of $85.3 million and capital expenditures of $15.7 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the three months ended September 25, 2011 was $137.6 million, primarily consisting of a $75.0 million prepayment for the potential purchase of treasury stock under the structured stock repurchase arrangement (see Note 16 of Notes to Condensed Consolidated Financial Statements) and $72.1 million in treasury stock repurchases, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $9.0 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at September 25, 2011 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt and capital lease which are outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of September 25, 2011, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $116.5 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
			(in thousands)
Payments due by period:
Less than 1 year	$10,109	$1,843	$144,149	$10,805	$166,906
1-3 years	15,338	3,294	56,081	15,750	90,463
3-5 years	5,054	11,784	25,191	465,469	507,498
Over 5 years	768	—	700	460,547	462,015

Total	$31,269	$16,921	$226,121	$952,571	$1,226,882

Operating Leases

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located at our Fremont, California headquarters, Livermore facilities, and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $164.9 million. See Note 14 of Notes to the Condensed Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at September 25, 2011 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

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

In addition to the convertible notes, our remaining total long-term debt, excluding interest, of $2.9 million as of September 25, 2011 consists of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of September 25, 2011, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2011 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 26, 2011. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 25, 2011. Actual results may differ materially.

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

To protect against the reduction in value of forecasted Japanese yen-denominated revenue and Euro-denominated expenses, we enter into foreign currency forward exchange rate contracts. These foreign currency forward exchange rate contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of September 25, 2011 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss) September 25, 2011	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Cash Flow Hedge
Sell	JPY	$98.7	($3.2)	$9.9	$14.8
Buy	EUR	$76.1	($1.9)	$7.6	$11.4

		$174.8	($5.1)	$17.5	$26.2

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at September 25, 2011 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of September 25, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which it is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is cyclical in nature and historically experiences periodic downturns. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns can cause material adverse changes to our results of operations and financial condition including, but not limited to:

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

We Depend On a Limited Number of Key Suppliers

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 81% of total revenue during the three months ended September 25, 2011, 88% of total revenue in fiscal year 2011, 91% of total revenue in fiscal year 2010, and 85% of total revenue in fiscal year 2009. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

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

Our Financial Results May be Adversely Impacted by Higher than Expected Tax Rates or Exposure to Additional Tax Liabilities

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws, by material audit assessments, or changes in or expirations of agreements with tax authorities. These factors could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

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

Repurchases of Company Shares

On September 10, 2010, the Board of Directors authorized the repurchase of up to $250 million of Company common stock and on September 1, 2011 the Board of Directors authorized the repurchase of up to an additional $500 million of Company common stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions. Repurchases will be funded using the Company’s available cash. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. These arrangements generally require the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During the quarter ended September 25, 2011 the Company entered into a structured share repurchase agreement which required up-front cash payment of $75.0 million. As of September 25, 2011, aggregate prepayments of $225.0 million were outstanding under three such arrangements. Two of these arrangements settled in October 2011, resulting in the receipt of 2.6 million shares at an aggregate price of $100.0 million under the first arrangement and $51.0 million under the second arrangement. The third arrangement will settle in January 2012 and will result in the receipt of either 2.5 million shares of the Company’s common stock or $79.2 million. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of September 25, 2011.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 26, 2011				$249,244
Authorization of additional $500 million—September 2011				$749,244
June 27, 2011—July 26, 2011	131	$43.25	52	$747,057
July 27, 2011—August 26, 2011	1,282	$37.24	1,279	$699,433
August 27 , 2011—September 25, 2011	650	$37.89	646	$674,957

Total	2,063	$37.83	1,977

(1)	In addition to shares repurchased under Board authorized repurchase programs (as described above), included in this column are 86,000 shares acquired at a total cost of $3.7 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: November 3, 2011

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