Form 10-Q
period 2011-12-25
LAM RESEARCH CORP
filed 2012-02-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2011

or

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

As of January 30, 2012 there were 119,883,889 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 25, 2011	June 26, 2011
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,506,928	$1,492,132
Short-term investments	712,856	630,115
Accounts receivable, less allowance for doubtful accounts of $4,690 as of December 25, 2011 and $4,720 as of June 26, 2011	462,243	590,568
Inventories	373,130	396,607
Deferred income taxes	78,479	78,435
Prepaid expenses and other current assets	79,215	85,408

Total current assets	3,212,851	3,273,265
Property and equipment, net	272,409	270,458
Restricted cash and investments	165,217	165,256
Deferred income taxes	4,184	3,892
Goodwill	169,182	169,182
Intangible assets, net	38,386	47,434
Other assets	115,918	124,380

Total assets	$3,978,147	$4,053,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$108,118	$163,541
Accrued expenses and other current liabilities	365,405	358,756
Deferred profit	117,265	153,680
Current portion of long-term debt, convertible notes, and capital leases	2,817	4,782

Total current liabilities	593,605	680,759
Long-term debt, convertible notes, and capital leases	749,078	738,488
Income taxes payable	115,616	113,582
Other long-term liabilities	57,104	51,193

Total liabilities	1,515,403	1,584,022

Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 119,540 shares as of December 25, 2011 and 123,579 shares as of June 26, 2011	120	124
Additional paid-in capital	1,651,015	1,531,465
Treasury stock, at cost; 45,728 shares as of December 25, 2011 and 40,995 shares as of June 26, 2011	(1,950,397)	(1,761,591)
Accumulated other comprehensive income (loss)	(33,130)	9,761
Retained earnings	2,795,136	2,690,086

Total stockholders’ equity	2,462,744	2,469,845

Total liabilities and stockholders’ equity	$3,978,147	$4,053,867

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Revenue	$583,981	$870,714	$1,264,417	$1,676,588
Cost of goods sold	350,014	463,281	746,567	891,829
Cost of goods sold - restructuring and impairments	(859)	—	(859)	—

Total costs of goods sold	349,155	463,281	745,708	891,829

Gross margin	234,826	407,433	518,709	784,759
Research and development	104,024	90,477	206,583	176,830
Selling, general and administrative	83,256	75,852	163,456	147,994
Restructuring and impairments	—	—	1,725	(5,163)

Total operating expenses	187,280	166,329	371,764	319,661

Operating income	47,546	241,104	146,945	465,098
Other income (expense), net	(7,785)	1,038	(19,858)	59

Income before income taxes	39,761	242,142	127,087	465,157
Income tax expense	6,549	20,286	22,037	49,577

Net income	$33,212	$221,856	$105,050	$415,580

Net income per share:
Basic net income per share	$0.28	$1.80	$0.87	$3.37

Diluted net income per share	$0.27	$1.78	$0.86	$3.32

Number of shares used in per share calculations:
Basic	119,739	123,101	121,435	123,384

Diluted	120,873	124,786	122,382	124,999

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 25, 2011	December 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,050	$415,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,732	36,611
Deferred income taxes	(633)	(3,822)
Restructuring and impairment charges	866	(5,163)
Impairment of investment	1,724	—
Equity-based compensation expense	35,968	25,768
Income tax benefit on equity-based compensation plans	1,129	4,165
Excess tax benefit on equity-based compensation plans	(2,155)	(3,228)
Amortization of convertible note discount	13,264	—
Loss on equity method investment	202	—
Other, net	2,304	(3,564)
Changes in operating assets and liabilities	54,465	(25,020)

Net cash provided by operating activities	255,916	441,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(42,414)	(57,155)
Purchases of available-for-sale securities	(234,576)	(80,916)
Sales and maturities of available-for-sale securities	145,123	55,250
Purchase of equity method investment	(10,740)	—
Receipt of loan payments	8,375	—
Proceeds from sale of assets	2,677	1,544
Transfer of restricted cash and investments	20	(10)

Net cash used for investing activities	(131,535)	(81,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(3,140)	(3,411)
Excess tax benefit on equity-based compensation plans	2,155	3,228
Net cash received in settlement (paid in advance for) stock repurchase contracts	(23,995)	(50,000)
Treasury stock purchases	(92,695)	(148,946)
Reissuances of treasury stock related to employee stock purchase plan	8,858	7,155
Proceeds from issuance of common stock	1,475	4,242

Net cash used for financing activities	(107,342)	(187,732)

Effect of exchange rate changes on cash	(2,243)	10,985
Net increase (decrease) in cash and cash equivalents	14,796	183,293
Cash and cash equivalents at beginning of period	1,492,132	545,767

Cash and cash equivalents at end of period	$1,506,928	$729,060

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2011

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

The consolidated financial statements include the accounts of Lam Research Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2012 and includes 52 weeks. The quarters ended December 25, 2011 (the “December 2011 quarter”) and December 26, 2010 (the “December 2010 quarter”) each included 13 weeks.

Certain amounts presented in the comparative financial statements for prior years have been reclassified to conform to the fiscal year 2012 presentation.

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
	(in millions)
Equity-based compensation expense	$18.2	$12.8	$36.0	$25.8
Income tax benefit related to equity-based compensation expense	$2.1	$2.2	$4.8	$4.3

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of December 25, 2011, there were a total of 2,787,348 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of December 25, 2011, there were an additional 7,910,788 shares reserved and available for future equity-based awards under the 2007 Stock Incentive Plan.

A summary of stock option activity under the Plans as of December 25, 2011 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of December 25, 2011 (in thousands)
Outstanding at June 26, 2011	310	$21.50	2.26
Exercised	(64)	$22.87
Forfeited or expired	(3)	$20.00

Outstanding at December 25, 2011	243	$21.15	2.03	$3,838

Exercisable at December 25, 2011	243	$21.15	2.03	$3,838

The total intrinsic value of options exercised during the three months ended December 25, 2011 and December 26, 2010 was $0.9 million and $4.0 million, respectively. The total intrinsic value of options exercised during the six months ended December 25, 2011 and December 26, 2010 was $1.1 million and $4.8 million, respectively.

As of December 25, 2011, all stock options outstanding were fully vested and all related compensation expense has been recognized.

A summary of the Company’s RSUs as of December 25, 2011 and changes during the six months then ended is presented below:

	Shares	Average Grant-
Unvested Restricted Stock Units	(in thousands)	Date Fair Value
Unvested at June 26, 2011	2,331	$39.90
Granted	887	$39.60
Vested	(630)	$42.82
Forfeited	(44)	$39.18

Unvested at December 25, 2011	2,544	$41.66

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 25, 2011, there was $60.3 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 1.3 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of December 25, 2011, there were a total of 9,389,557 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three and six months ended December 25, 2011:

	Three Months Ended December 25, 2011	Six Months Ended December 25, 2011
Expected term (years)	0.68	0.73
Expected stock price volatility	44.45%	44.37%
Risk-free interest rate	0.10%	0.11%

As of December 25, 2011, there was $6.3 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over the next 0.7 years.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at December 25, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,364,760	$1,364,760	$—	$—
Municipal Notes and Bonds	400,290	—	400,290	—
US Treasury and Agencies	6,064	6,064	—	—
Government-Sponsored Enterprises	37,851	—	37,851	—
Foreign Government Bonds	1,002	—	1,002	—
Corporate Notes and Bonds	378,264	164,885	213,379	—
Mortgage Backed Securities - Residential	1,343	—	1,343	—
Mortgage Backed Securities - Commercial	53,684	—	53,684	—

Total Short-Term Investments	$2,243,258	$1,535,709	$707,549	$—
Equities	7,945	7,945	—	—
Mutual Funds	18,164	18,164	—	—
Derivatives Assets	1,002	—	1,002	—

Total	$2,270,369	$1,561,818	$708,551	$—

Liabilities
Derivative Liabilities	$5,785	$—	$5,785	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of December 25, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,365,517	$1,364,760	$757	$—
Short-Term Investments	712,856	6,064	706,792	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	26,109	26,109	—	—
Other Assets	1,002	—	1,002	—

Total	$2,270,369	$1,561,818	$708,551	$—

Accrued Expenses and Other Current Liabilities	$5,785	$—	$5,785	$—

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,300,098	$1,300,098	$—	$—
Municipal Notes and Bonds	321,339	—	321,339	—
US Treasury and Agencies	8,496	8,496	—	—
Government-Sponsored Enterprises	19,868	—	19,868	—
Foreign Government Bond	1,005	—	1,005	—
Corporate Notes and Bonds	382,432	164,885	217,547	—
Mortgage Backed Securities - Residential	2,633	—	2,633	—
Mortgage Backed Securities - Commercial	60,729	—	60,729	—

Total Short-Term Investments	$2,096,600	$1,473,479	$623,121	$—
Equities	7,443	7,443	—	—
Mutual Funds	19,467	19,467	—	—
Derivatives Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Liabilities
Derivative Liabilities	$1,924	$—	$1,924	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 26, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,301,600	$1,300,098	$1,502	$—
Short-Term Investments	630,115	8,496	621,619	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	26,910	26,910	—	—
Other Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Accrued Expenses and Other Current Liabilities	$1,924	$—	$1,924	$—

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

Investments

The following tables summarize the Company’s investments (in thousands):

	December 25, 2011				June 26, 2011
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$141,743	$—	$—	$141,743	$190,903	$—	$—	$190,903
Fixed Income Money Market Funds	1,364,760	—	—	1,364,760	1,300,098	—	—	1,300,098
Municipal Notes and Bonds	398,723	1,591	(24)	400,290	319,913	1,510	(84)	321,339
US Treasury and Agencies	6,036	28	—	6,064	8,462	34	—	8,496
Government-Sponsored Enterprises	37,846	39	(34)	37,851	19,864	6	(2)	19,868
Foreign Government Bonds	1,002	—	—	1,002	1,004	1	—	1,005
Corporate Notes and Bonds	378,021	827	(584)	378,264	380,992	1,498	(58)	382,432
Mortgage Backed Securities - Residential	1,257	86	—	1,343	2,521	144	(32)	2,633
Mortgage Backed Securities - Commercial	53,598	348	(262)	53,684	60,639	277	(187)	60,729

Total Cash and Short -Term Investments	$2,382,986	$2,919	$(904)	$2,385,001	$2,284,396	$3,470	$(363)	$2,287,503

Publicly Traded Equity Securities	$9,320	$—	$(1,375)	$7,945	$9,320	$—	$(1,877)	$7,443
Mutual Funds	18,051	277	(164)	18,164	17,975	1,492	—	19,467

Total Financial Instruments	$2,410,357	$3,196	$(2,443)	$2,411,110	$2,311,691	$4,962	$(2,240)	$2,314,413

As Reported
Cash and Cash Equivalents	$1,506,927	$1	$—	$1,506,928	$1,492,132	$—	$—	$1,492,132
Short-Term Investments	710,842	2,918	(904)	712,856	627,008	3,470	(363)	630,115
Restricted Cash and Investments	165,217	—	—	165,217	165,256	—	—	165,256
Other assets	27,371	277	(1,539)	26,109	27,295	1,492	(1,877)	26,910

Total	$2,410,357	$3,196	$(2,443)	$2,411,110	$2,311,691	$4,962	$(2,240)	$2,314,413

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales and pay-downs are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company recognized a $1.7 million other-than-temporary impairment of a strategic private equity investment during the six months ended December 25, 2011. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended December 25, 2011 or the three or six months ended December 26, 2010. Additionally, gross realized gains and losses from sales of investments were both less than $0.4 million during the three and six months ended December 25, 2011 and December 26, 2010.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	December 25, 2011
	Unrealized Losses		Unrealized Losses
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$26,581	$(24)	$—	$—	$26,581	$(24)
Government-Sponsored Enterprises	19,449	(34)	—	—	19,449	(34)
Corporate Notes and Bonds	86,980	(584)		—	86,980	(584)
Mortgage Backed Securities - Commercial	25,307	(216)	966	(46)	26,273	(262)

Total Short-Term Investments	$158,317	$(858)	$966	$(46)	$159,283	$(904)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	December 25, 2011		June 26, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
		(in thousands)
Due in less than one year	$1,726,678	$1,727,063	$1,606,390	$1,606,925
Due in more than one year	514,565	516,195	487,103	489,675

	$2,241,243	$2,243,258	$2,093,493	$2,096,600

Management has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into foreign exchange forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign exchange forward contracts are large international financial institutions that the Company believes are creditworthy, and therefore, we do not consider the risk of counterparty nonperformance to be material.

Cash Flow Hedges

In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and Euro-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-US dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using foreign exchange forward contracts that generally expire within 12 months and no later than 24 months. These foreign exchange forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign exchange forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three or six months ended December 25, 2011 or December 26, 2010 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company is able to defer effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other comprehensive income” would be reclassified to income immediately. At December 25, 2011, the Company had losses of $5.7 million accumulated in Other Comprehensive Income, which it expects to reclassify from Other Comprehensive Income into earnings over the next 12 months.

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

As of December 25, 2011, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$51,278	$37,179
Buy CHF	—	236,471
Buy TWD	—	69,394
Buy EUR	78,774	36,395

	$130,052	$379,439

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of December 25, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$88	Accrued liabilities	$(5,236)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$914	Accrued liabilities	$(549)

Total derivatives		$1,002		$(5,785)

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of June 26, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,881	Accrued liabilities	$(1,142)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$113	Accrued liabilities	$(782)

Total derivatives		$1,994		$(1,924)

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended December 25, 2011				Six Months Ended December 25, 2011
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(3,581)	$(2,906)	$(1)	$223	$(11,793)	$(5,512)	$(2)	$754

	Three Months Ended December 26, 2010				Six Months Ended December 26, 2010
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$317	$(2,192)	$—	$73	$(4,777)	$(5,802)	$—	$187

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue and operating expenses.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Operations was as follows:

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
(in thousands)
Foreign exchange forward contracts	$(20,411)	$5,798	$(42,823)	$14,177

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments, restricted cash and investments, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit in large international financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are credit worthy and, accordingly, minimal credit risk exists with respect to these balances.

The Company’s available-for-sale securities must have a minimum rating of A2 / A at the time of purchase, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate fluctuations and on contracts related to structured share repurchase agreements. These counterparties are large international financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	December 25, 2011	June 26, 2011
	(in thousands)
Raw materials	$221,745	$212,979
Work-in-process	68,407	69,013
Finished goods	82,978	114,615

	$373,130	$396,607

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 25, 2011	June 26, 2011
	(in thousands)
Manufacturing, engineering and office equipment	$366,339	$345,684
Computer equipment and software	101,191	95,770
Land	14,209	14,758
Buildings	66,524	65,429
Leasehold improvements	60,025	55,833
Furniture and fixtures	15,496	15,258

	623,784	592,732
Less: accumulated depreciation and amortization	(351,375)	(322,274)

	$272,409	$270,458

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of December 25, 2011 and June 26, 2011. Goodwill attributable to the SEZ acquisition of $104.2 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of $65.0 million is tax deductible.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of December 25, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(25,946)	$9,280	6.90
Existing technology	61,941	(39,617)	22,324	6.68
Patents	20,670	(15,891)	4,779	6.11
Other intangible assets	35,216	(33,213)	2,003	4.10

	$153,053	$(114,667)	$38,386	6.06

The following table provides details of the Company’s intangible assets subject to amortization as of June 26, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(23,468)	$11,758	6.90
Existing technology	61,941	(35,409)	26,532	6.68
Patents	20,670	(14,323)	6,347	6.11
Other intangible assets	35,216	(32,419)	2,797	4.10

	$153,053	$(105,619)	$47,434	6.06

The Company recognized $4.5 million and $6.0 million in intangible asset amortization expense during the three months ended December 25, 2011 and December 26, 2010, respectively. The Company recognized $9.0 million and $12.0 million in intangible asset amortization expense during the six months ended December 25, 2011 and December 26, 2010, respectively.

The estimated future amortization expense of purchased intangible assets as of December 25, 2011 is as follows (in thousands):

Fiscal Year	Amount
2012 (6 months)	$8,968
2013	16,350
2014	10,377
2015	2,154
2016	381
Thereafter	156

$38,386

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 25, 2011	June 26, 2011
	(in thousands)
Accrued compensation	$212,678	$206,313
Warranty reserves	32,734	40,951
Income and other taxes payable	48,932	51,183
Other	71,061	60,309

	$365,405	$358,756

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
		(in thousands)
Interest income	$2,472	$2,635	$5,061	$5,046
Interest expense	(9,346)	(110)	(18,606)	(211)
Gains (losses) on mutual funds	(348)	1,913	(2,213)	2,578
Foreign exchange gains (losses)	(142)	(3,108)	(1,232)	(6,287)
Other, net	(421)	(292)	(2,868)	(1,067)

	$(7,785)	$1,038	$(19,858)	$59

NOTE 10 — INCOME TAX EXPENSE

The Company’s effective tax rate for the three and six months ended December 25, 2011 was approximately 16.5% and 17.3%, respectively.

The differences between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and six months ended December 25, 2011 were primarily due to the geographic mix of income and research and development tax credits partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rates recorded during the three and six months ended December 25, 2011 included the tax impact of discrete items, which were recorded during the quarter in which they occurred. During the three and six months ended December 25, 2011, discrete items primarily consisted of: (1) a tax expense of $2.2 million and $3.8 million, respectively, related to the filing of prior year foreign tax returns, which resulted in provision to return true-ups, (2) a tax expense of $0.8 million and $1.7 million, respectively, of interest related to uncertain tax positions, (3) a tax benefit of $2.5 million and $3.7 million, respectively, related to the acquisition, restructuring and asset impairment related expenses, and (4) a tax benefit of $6.9 million and $7.1 million , respectively, related to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign uncertain tax positions. The total gross unrecognized tax benefits as of each date noted below were as follows:

	December 25, 2011	June 26, 2011
	(in millions)
Total gross unrecognized tax benefits	$182.0	$181.5

If the gross unrecognized tax benefits were recognized in a future period, it would result in a net tax benefit of $119.6 million and a reduction of the effective tax rate.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of December 25, 2011, the Company had accrued approximately $17.1 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $16.9 million as of June 26, 2011.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal years 2008 and 2009. The Company is also under audit by the California Franchise Tax Board (“FTB”) for fiscal years 2005 and 2006. As of December 25, 2011, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur. In addition, the Company is also subject to audits by foreign tax authorities.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of December 25, 2011, tax years 2003-2011 remain subject to examination in the jurisdictions where the Company operates.

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

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $46.2 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of December 25, 2011, approximately $46.2 million would be credited to the statement of operations.

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

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
	(in thousands, except per share data)
Numerator:
Net income	$33,212	$221,856	$105,050	$415,580

Denominator:
Basic average shares outstanding	119,739	123,101	121,435	123,384
Effect of potential dilutive securities:
Employee stock plans	1,134	1,685	947	1,615

Diluted average shares outstanding	120,873	124,786	122,382	124,999

Net income per share - basic	$0.28	$1.80	$0.87	$3.37

Net income per share - diluted	$0.27	$1.78	$0.86	$3.32

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
	(in thousands)
Number of potential dilutive securities excluded	90	54	841	76

Diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the Notes, or note hedges (as described in Note 13) as their impact would have been anti-dilutive.

NOTE 12 — COMPREHENSIVE INCOME

The components of comprehensive income, on an after-tax basis where applicable, are as follows:

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
	(in thousands)
Net income	$33,212	$221,856	$105,050	$415,580
Foreign currency translation adjustment	(16,979)	13,422	(31,889)	44,095
Unrealized gain (loss) on fair value of derivative financial instruments, net	2,068	4,700	(1,463)	6,861
Unrealized gain (loss) on financial instruments, net	898	(485)	39	(562)
Reclassification adjustment for gain included in earnings	(2,840)	(2,596)	(5,209)	(6,365)
Postretirement benefit plan adjustment	157	157	(4,369)	1,152

Comprehensive income	$16,516	$237,054	$62,159	$460,761

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	December 25, 2011	June 26, 2011
	(in thousands)
Accumulated foreign currency translation adjustment	$(17,037)	$14,852
Accumulated unrealized gain (loss) on derivative financial instruments	(5,700)	581
Accumulated unrealized gain (loss) on financial instruments	391	744
Postretirement benefit plan adjustment	(10,784)	(6,416)

Accumulated other comprehensive income (loss)	$(33,130)	$9,761

NOTE 13 — LONG TERM DEBT

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of December 25, 2011 and June 26, 2011:

	December 25, 2011	June 26, 2011
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(67.4)	(74.4)

Net carrying amount of 0.50% Notes 2016	382.6	375.6

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(96.9)	(103.2)

Net carrying amount of 1.25% Notes 2018	353.1	346.8

Other long-term debt	1.3	3.9
Total long-term debt	$737.0	$726.3

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 and 2018 Notes were valued at $373.8 million and $345.1 million, respectively, based on the present value of the future cash flows using discount rates of 4.29% and 5.27%, respectively, the Company’s borrowing rate at the date of the issuance for similar debt instruments without the conversion feature. The carrying value of the equity components of the 2016 and 2018 Notes were $76.2 million and $104.9 million, respectively, as of December 25, 2011. The effective interest rates on the liability components of the 2016 Notes and 2018 Notes for the three months ended December 25, 2011 were 4.29% and 5.27%, respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three and six months ended December 25, 2011.

	Three Months Ended December 25, 2011	Six Months Ended December 25, 2011
	(in millions)
Contractual interest coupon	$2.0	$4.0
Amortization of interest discount	6.6	13.2

Total interest cost recognized	$8.6	$17.2

The remaining bond discount of the 2016 Notes of $67.4 million as of December 25, 2011 will be amortized over their remaining life, which is approximately 4.4 years. The remaining bond discount of the 2018 Notes of $96.9 million as of December 25, 2011 will be amortized over their remaining life, which is approximately 6.4 years.

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

Upon conversion, a holder will receive the conversion value of the 2016 Notes to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 2016 Note will be paid in: 1) cash equal to the principal amount of the note and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 2016 Notes in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

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

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 25, 2011, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

Upon conversion, a holder will receive the conversion value of the 2018 Notes to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 2018 Notes will be paid in: 1) cash equal to the principal amount of the note and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 2018 Notes in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

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

Sold Warrants . The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 25, 2011, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

Fair Value of Notes

As of December 25, 2011, the face values of the 2016 Notes and 2018 Notes were $450.0 million and $450.0 million, respectively. As of December 25, 2011, the fair values of the 2016 Notes and 2018 Notes, which includes the debt and equity components, were approximately $423.8 million and $426.8 million, respectively, based on quoted market prices.

Other Long-term Debt

The Company’s remaining total long-term debt, excluding convertible notes, of $1.3 million as of December 25, 2011 consists of various bank loans and government subsidized technology loans supporting operating needs.

Contractual Obligations

The Company’s contractual cash obligations relating to its convertible notes and other long-term debt December 25, 2011 were as follows:

Long-term Debt

(in thousands)
Payments due by period:
One year	$1,342
Two years	—
Three years	—
Four years	—
Five years	450,000
Over 5 years	450,000

Total	901,342

Current portion of long-term debt	1,342

Long-term debt	$900,000

NOTE 14 — COMMITMENTS

Capital Leases

Capital leases reflect building and an office equipment leases. The amounts in the table below include the interest portion of payment obligations.

The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of December 25, 2011 were as follows:

Capital Leases

(in thousands)
Payments due by period:
One year	$1,755
Two years	1,581
Three years	1,459
Four years	1,468
Five years	9,616
Over 5 years	—

Total	15,879

Less: Interest on capital leases	1,017

Less: Current portion of capital leases	1,472

Capital leases	$13,390

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of December 25, 2011.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of December 25, 2011, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.2 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of December 25, 2011, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2011	2010	2011	2010
	(in thousands)
Balance at beginning of period	$36,160	$35,612	$40,951	$31,756
Warranties issued during the period	8,421	14,914	16,353	26,330
Settlements made during the period	(11,925)	(8,326)	(23,146)	(16,020)
Expirations and change in liability for pre-existing warranties during the period	78	8	(1,424)	(234)
Changes in foreign currency exchange rates	—	312	—	688

Balance at end of period	$32,734	$42,520	$32,734	$42,520

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

The following table summarizes restructuring and asset impairment charges and reversals during the three and six months ended December 25, 2011 and December 26, 2010. In addition to charges incurred under specific restructuring plans, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities.

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2011	2010	2011	2010
	(in thousands)
June 2008 Plan	$(859)	$—	$(859)	$—
March 2009 Plan	—	—	—	(5,163)
Asset impairments outside of specific restructuring plans	—	—	1,725	—

Total restructuring and assset impairment charges (recoveries)	$(859)	$—	$866	$(5,163)

The amounts in the table above were recorded in the Consolidated Statements of Operations for the respective periods as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2011	2010	2011	2010
	(in thousands)
Cost of goods sold	$(859)	$—	$(859)
Operating expense	—	—	1,725	(5,163)

Total restructuring and assset impairment charges (recoveries)	$(859)	$—	$866	$(5,163)

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). During the three months ended December 25, 2011 the Company released $0.9 million related to a recorded obligation not realized for a previously restructured product line. There were no restructuring and asset impairment charges (recoveries) under the June 2008 Plan during the three or six months ended December 26, 2010. There are no remaining liabilities related to the June 2008 Plan as of December 25, 2011.

March 2009 Plan

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). There were no charges incurred under the March 2009 Plan during the three or six months ended December 25, 2011 or the three months December 26, 2010. During the six months ended December 26, 2010 the Company reversed $5.2 million in restructuring and asset impairment charges as a result of a decision to occupy previously restructured facilities.

Below is a table summarizing activity relating to the March 2009 Plan during the six months ended December 25, 2011:

Facilities
(in thousands)
Balance at June 26, 2011	$28,106
Cash payments	(151)

Balance at December 25, 2011	$27,955

Total charges incurred through December 25, 2011 under the March 2009 Plan were $61.3 million. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTE 16 – BUSINESS COMBINATIONS

On December 14, 2011, Lam Research entered into and announced an Agreement and Plan of Merger with Novellus Systems, Inc. (“Novellus”), under which Novellus will become a wholly-owned subsidiary of Lam Research. The transaction is structured as an all stock deal that was estimated at the date of announcement to be valued at approximately $3.3 billion, based on Lam’s closing stock price on the date of announcement. The ultimate transaction value will be based on Lam’s stock price at the close of market on the date of the transaction close. Completion of the transaction is subject to certain closing conditions, including but not limited to approval of the transaction by the stockholders of Lam Research and Novellus, receipt of all required regulatory approvals, and other customary conditions.

In addition, on the date of announcement, the Board of Directors authorized, in conjunction with the transaction, the repurchase of up to $1.6 billion of Company common stock, which replaces the previous repurchase authorizations under the program.

NOTE 17 — STOCK REPURCHASE PROGRAM

On September 10, 2010, the Board of Directors authorized the repurchase of up to $250 million of Company common stock and on September 1, 2011 the Board of Directors authorized the repurchase of up to an additional $500 million of Company common stock. On December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of Company common stock, which replaces the previous repurchase authorizations under the program. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s available cash. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2011				$249,244
Authorization of additional $500 million - September 2011				$749,244
Quarter ended September 25, 2011	1,977	$74,287	$37.57	$674,957
Quarter ended December 25, 2011	2,860	$110,637	$38.69	$564,320
Authorization of new $1.6 billion - December 2011				$1,600,000

In addition to shares repurchased under Board authorized repurchase program shown above, the Company acquired 182,000 shares at a total cost of $7.8 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Historically, these arrangements have required the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During the quarter ended December 25, 2011 two of these arrangements settled, resulting in the receipt of 2.6 million shares at an aggregate price of $100.0 million under the first arrangement and $51.0 million under the second arrangement. As of December 25, 2011, a prepayment of $75.0 million was outstanding under one such arrangement. This arrangement settled in January 2012, resulting in the receipt of $79.2 million. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of December 25, 2011.

NOTE 18 — LEGAL PROCEEDINGS

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2011, our quarterly report on Form 10-Q for the quarter ended September 25, 2011, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and six months ended December 25, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2011 Form 10-K.

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

Demand for our products declined in the second half of calendar year 2011 as semiconductor device manufacturers slowed the pace of their capacity expansions in response to continued macroeconomic conditions. In spite of the slowing pace of capacity expansion, our customers continued to invest in leading edge technologies over this period. Our financial results in the December quarter were consistent with communicated expectations, supported by these leading edge capacity shipments across all market segments. Throughout calendar year 2011, we continued to execute on our long-term growth strategy by investing in the technology and productivity solutions that address our customers’ most critical needs. In addition, as announced in December, we plan to extend our product and services portfolio and leadership in wafer fabrication equipment via the acquisition of Novellus Systems, Inc. We believe that the complementary market positions, technologies, product capabilities and leadership of both companies will provide more comprehensive and faster solutions to our customers and provide improved financial performance for our shareholders.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010
Revenue	$583,981	$680,436	$870,714
Gross margin	$234,826	$283,883	$407,433
Gross margin as a percent of revenue	40.2%	41.7%	46.8%
Total operating expenses	$187,280	$184,484	$166,329
Net income	$33,212	$71,838	$221,856
Diluted net income per share	$0.27	$0.58	$1.78

In the quarter ended December 25, 2011, revenue decreased as compared to the quarter ended September 25, 2011, primarily reflecting the timing of customers’ investments for capacity. Gross margin as a percent of revenues decreased in the December 2011 quarter as compared to the September 2011 quarter due to lower factory and field utilization rates correlated to the lower revenue levels and product mix. Operating expenses in the December 2011 quarter increased as compared to the quarter ended September 2011. This change in operating expenses is related to outside service costs associated with the Novellus acquisition and R&D related activities and reflects our ongoing commitment to long-term R&D in existing businesses.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.4 billion as of December 25, 2011 compared to $2.2 billion as of September 25, 2011. Cash generated by operations was approximately $169 million during the December 2011 quarter. We used cash during the December 2011 quarter to purchase $27 million of property and equipment and repurchase $21 million of our shares including net share settlements, and we received cash of $51 million as the result of the cash settlement under a structured stock repurchase program. Employee headcount increased to approximately 3,850 as of December 25, 2011, from approximately 3,750 as of September 25, 2011.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010
Shipments (in millions)	$563	$580	$892

North America	19%	22%	11%
Europe	8%	10%	13%
Japan	10%	16%	10%
Korea	37%	27%	18%
Taiwan	18%	10%	29%
Asia Pacific	8%	15%	19%

Shipments for the December 2011 quarter decreased 3% compared to the September 2011 quarter and 37% year over year. During the December 2011 quarter, applications at or below the 45 nanometer technology node were 90% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 42%, 46% and 12%, respectively. Starting with the December 2011 quarter we have modified the foundry category to include manufacturers that have a majority of their logic capacity available for the foundry business. These shipments were previously reported in the logic/integrated device manufacturing category.

Revenue

	Three Months Ended			Six Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Revenue (in millions)	$584	$680	$871	$1,264	$1,677
North America	18%	19%	6%	19%	6%
Europe	9%	11%	13%	10%	12%
Japan	14%	18%	11%	16%	11%
Korea	34%	25%	18%	29%	27%
Taiwan	17%	13%	38%	15%	30%
Asia Pacific	8%	14%	14%	11%	14%

Revenue for the December 2011 quarter decreased 14% compared to the September 2011 quarter and 33% year over year. This decrease is related to the pace and timing of customer investments. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $192 million as of December 25, 2011 compared to $181 million as of September 25, 2011. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $16 million as of December 25, 2011 compared to $43 million as of September 25, 2011.

Gross Margin

	Three Months Ended			Six Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
	(in thousands, except percentages)
Gross margin	$234,826	$283,883	$407,433	$518,709	$784,759
Percent of revenue	40.2%	41.7%	46.8%	41.0%	46.8%

The decrease in gross margin as a percentage of revenue during the three and six months ended December 2011 quarter as compared to the September 2011 quarter and same periods in the prior year is attributable to reduced factory and field utilization as a result of the decline in business volume and product mix.

Research and Development

	Three Months Ended			Six Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
		(in thousands, except percentages)
Research and development (“R&D”)	$104,024	$102,559	$90,477	$206,583	$176,830
Percent of revenue	17.8%	15.1%	10.4%	16.3%	10.5%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the December 2011 quarter compared to the September 2011 quarter was primarily due to added headcount and increased outside services related to new product development, offset by a reduction in variable compensation due to a lower operating income level.

The increase in R&D expenses during the December 2011 quarter compared to the same period in the prior year was primarily due to $9 million of higher outside services and supplies related to new product development and $5 million of increased salary and benefit costs related to higher headcount.

The increase in R&D expense during the six months ended December 25, 2011 as compared to the same period prior year was due to approximately $20 million of higher outside services and supplies related to new product development. There was also $15 million of increased salary, benefit, and equity compensation costs related to higher headcount, offset by a $7 million reduction in variable compensation expense as a result of lower operating income levels.

.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
		(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$83,256	$80,200	$75,852	$163,456	$147,994
Percent of revenue	14.3%	11.8%	8.7%	12.9%	8.8%

The increase in SG&A expense during the December 2011 quarter as compared to the September 2011 quarter was due to $7 million of outside services related to the Novellus acquisition offset by $4 million of decreased variable compensation expense, resulting from a lower level of operating income.

The increase in SG&A expenses in the December 2011 quarter compared to the same period in the prior year was primarily due to a $7 million of increases in salary, benefits, and equity compensation related to higher headcount, $7 million of Novellus-related acquisition costs, and a $2 million increase in insurance and taxes, offset by $10 million lower variable compensation expense associated with lower company profitability.

The increase in SG&A expense during the six months ended December 25, 2011 as compared to the same period prior year was due to higher headcount and increased marketing investments, offset by a lower level of variable compensation in the 2012 fiscal year.

Restructuring and Asset Impairments

During the three months ended December 25, 2011 the Company released $0.9 million related to a recorded obligation not realized for a previously restructured product line. During the three months ended September 25, 2011, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities. During the six months ended December 26, 2010 the Company reversed $5.2 million in restructuring and asset impairment charges under the March 2009 Plan as a result of a decision to occupy previously restructured facilities.

The following table summarizes charges and reversals under each of the plans described below for the three-month periods indicated:

	Three Months Ended			Six Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
			(in thousands)
June 2008 Plan	$(859)	$—	$—	$(859)	$—
March 2009 Plan	—	—	—	—	(5,163)
Asset impairments outside of specific restructuring plans	—	1,725	—	1,725	—

Total restructuring and asset impairment charges	$(859)	$1,725	$—	$866	$(5,163)

For further details related to restructuring and asset impairment, see Note 15 of the Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended			Six Months Ended
	December 25, 2011	September 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
	(in thousands, except percentages)
Interest income	$2,472	$2,589	$2,635	$5,061	$5,046
Interest expense	(9,346)	(9,260)	(110)	(18,606)	(211)
Gains (losses) on mutual funds	(348)	(1,865)	1,913	(2,213)	2,578
Foreign exchange gain (loss)	(142)	(1,090)	(3,108)	(1,232)	(6,287)
Other, net	(421)	(2,447)	(292)	(2,868)	(1,067)

	$(7,785)	$(12,073)	$1,038	$(19,858)	$59

Interest expense increased in the three and six months ended December 25, 2011 as compared to the same periods in the prior year due interest expense related to the $900 million convertible notes issued May 2011.

We recognized losses on our mutual funds, which are correlated to obligations under our deferred compensation plan, in the three and six months ended December 25, 2011 as compared to gains recognized in the three and six months ended December 26, 2010 due to changes in the market value of securities in this portfolio.

We recognized smaller losses as a result of changes in the value of our foreign currency denominated assets and liabilities net of hedging activities in the three and six months ended December 25, 2011 as compared to the three and six months ended December 26, 2010.

Other expenses, net was higher during the three months ended September 25, 2011 as compared to the three months ended December 25, 2011 and December 26, 2010 primarily due to a $1.7 million other-than-temporary impairment of a strategic private equity investment recognized during the September 2011 quarter. The same impairment resulted in higher other expenses, net during the six months ended December 25, 2011 and compared to the same period prior year.

Income Tax Expense

Our effective tax rates for the three and six months ended December 25, 2011 were 16.5% and 17.3%, respectively. Our effective tax rate for the three and six months ended December 26, 2010 were approximately 8.4% and 10.7%, respectively. The increase in the effective tax rate for the three months ended December 25, 2011compared to the three months ended December 26, 2010 was primarily due to the level of income, a decrease in the percentage of profits in jurisdictions with lower tax rates, and an increase in the non-deductible stock-based compensation. The increase in the effective tax rate for the six months ended December 25, 2011 compared to the six months ended December 26, 2010 was primarily due to the level of income, geographical mix of income, and an increase in the non-deductible stock-based compensation.

The effective tax rate of 16.5% and 17.3% for the three and six months ended December 25, 2011 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $2.2 million and $3.8 million, respectively, related to the filing of prior year foreign tax returns, which resulted in provision to return true-ups, (2) a tax expense of $0.8 million and $1.7 million, respectively, of interest related to uncertain tax positions, (3) a tax benefit of $2.5 million and $3.7 million, respectively, related to the acquisition, restructuring and asset impairment related expenses, and (4) a tax benefit of $6.9 million and $7.1 million, respectively, related to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign uncertain tax positions. The effective tax rates of 8.4% and 10.7% for the three and six months ended December 26, 2010, respectively, included the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $1.0 million and $2.0 million, respectively, of interest related to uncertain tax positions, (2) a tax benefit of $4.8 million in both periods related to the retroactive extension of the U.S. federal research and development credit for part of fiscal year 2010, (3) a tax benefit of $3.0 million and $3.2 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign tax positions, and (4) a tax expense of zero and $2.1 million, respectively, related to the reversal of accrued restructuring expenses.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $147.6 million and $147.2 million as of December 25, 2011 and June 26, 2011, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $31.7 million and a valuation allowance of $46.2 million as of December 25, 2011 and June 26, 2011.

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

Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have received customer acceptance, completed our system installation obligations, or are otherwise released from our installation or customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements based on their relative selling prices, provided the elements have value on a stand-alone basis. Our sales arrangements do not include a general right of return. The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services as services are performed. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer but all conditions for revenue recognition have not been met, we record deferred revenue and/or deferred costs of sales in deferred profit on our Consolidated Balance Sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 25, 2011, we had $2.4 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $2.3 billion as of June 26, 2011.

Cash Flows from Operating Activities

Net cash provided by operating activities of $255.9 million during the six months ended December 25, 2011 consisted of (in millions):

Net income	$105.1
Non-cash charges:
Depreciation and amortization	43.7
Equity-based compensation	36.0
Restructuring and impairment charges	0.9
Amortization of convertible note discount	13.3
Impairment of investment	1.7
Loss on equity method investment	0.2
Net tax benefit on equity-based compensation plans	(1.0)
Deferred income taxes	(0.6)
Changes in operating asset and liability accounts	54.5
Other	2.1

$255.9

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $127.7 million, inventories of $23.3 million, and prepaid and other assets of $12.9 million, partially offset by the following uses of cash: decreases in accounts payable of $55.4 million, deferred profit of $36.4 million, and accrued liabilities of $17.6 million. These changes in overall cash were all consistent with decreased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the six months ended December 25, 2011 was $131.5 million, primarily consisting of net purchases of available-for-sale securities of $89.5 million, capital expenditures of $42.4 million, and the purchase of other investments of $10.7 million, partially offset by the receipt of an $8.4 million loan payment.

Cash Flows from Financing Activities

Net cash used for financing activities during the six months ended December 25, 2011 was $107.3 million, primarily consisting of $92.7 million in treasury stock repurchases and $24.0 million net prepayments for the potential purchase of treasury stock under the structured stock repurchase arrangement (see Note 17 of Notes to Condensed Consolidated Financial Statements), partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $10.0 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at December 25, 2011 will be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt and capital leases which are outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of December 25, 2011, relating to these agreements are included in the following table. The amounts in the table below exclude $115.6 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$11,035	$1,755	$170,735	$9,226	$192,751
1-3 years	14,415	3,040	59,690	15,750	92,895
3-5 years	3,420	11,083	28,840	464,906	508,249
Over 5 years	26	—	700	459,141	459,867

Total	$28,896	$15,878	$259,965	$949,023	$1,253,762

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at December 25, 2011 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

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

In addition to the convertible notes, our remaining total long-term debt, excluding interest, of $1.3 million as of December 25, 2011 consists of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of December 25, 2011, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2011 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 26, 2011. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 25, 2011. Actual results may differ materially.

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

To mitigate the impact of fluctuations in the value of forecasted Japanese yen-denominated revenue and Euro-denominated expenses, we enter into foreign currency forward exchange rate contracts. These foreign currency forward exchange rate contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of December 25, 2011 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss) December 25, 2011	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ /- (10%)	+ /- (15%)
		(in $ Millions)
Cash Flow Hedge
Sell	JPY	$51.9	($0.8)	$5.2	$7.8
Buy	EUR	$74.2	($4.9)	$7.4	$11.1

		$126.1	($5.7)	$12.6	$18.9

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at December 25, 2011 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of December 25, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We Depend On a Limited Number of Key Suppliers

We obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. We have established long-term contracts with many of these suppliers. These long-term contracts can take a variety of forms. We may renew these contracts periodically. In some cases, these suppliers have sold us products for a substantial period of time, and we expect that we and they will continue to renew these contracts in the future or that we will otherwise replace them with competent alternative suppliers. However, certain of our suppliers are relatively new providers to us so that our experience with them and their performance is limited. Where practical, we intend to establish alternative sources to mitigate the risk that the failure of any single supplier will adversely affect our business. Nevertheless, a prolonged inability to obtain certain components could impair our ability to ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 81% of total revenue during the six months ended December 25, 2011, 88% of total revenue in fiscal year 2011, 91% of total revenue in fiscal year 2010, and 85% of total revenue in fiscal year 2009. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	trade balance issues;

•	global economic and political conditions, including the ongoing macroeconomic challenges associated with debt levels in certain Euro-zone countries and the financial contagion to global markets;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts and services and develop the necessary relationships with local suppliers;

•	compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. export restrictions;

•	fluctuations in interest and foreign currency exchange rates;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people in all necessary locations for the successful operation of our business.

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

Risks Related to the Acquisition of Novellus Systems, Inc.

Our proposed acquisition of Novellus Systems, Inc. (“Novellus”) is subject to a number of risks, including those described in the section entitled “Risk Factors Relating to the Merger” in our Form S-4 filed with the SEC on January 31, 2012 (the “S-4”). Further, if the acquisition is completed, in addition to the risks described below, we may be subject to the risks and uncertainties associated with Novellus’ business, including those described in the section entitled “Risk Factors Relating to the Combined Company” in the S-4.

If We are Unable to Complete Our Contemplated Acquisition of Novellus, Our Expected Financial Results Could Be Adversely Affected

On December 14, 2011, we entered into an Agreement and Plan of Merger (the “merger agreement”) with Novellus to acquire all of Novellus’ issued and outstanding stock through a merger of Novellus with our subsidiary, BLMS Inc. (the “merger”). Consummation of the merger is subject to customary conditions to closing, including the receipt of required regulatory approvals, the approval of the issuance of our common stock to Novellus’ shareholders in the merger by our stockholders, and the approval of the merger by Novellus’ shareholders. If any condition to the merger is not satisfied or waived, the merger will not be completed. We and Novellus also may terminate the merger agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the merger on the already negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected.

Even if the Novellus Merger is Consummated, We May Experience Difficulties Integrating Novellus’ Businesses, Which Could Cause Us to Fail to Realize the Anticipated Benefits of the Merger

If the merger is consummated, achieving the anticipated benefits of the merger will depend in part upon whether we and Novellus integrate our businesses in an effective and efficient manner. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the merger will take time and will require the dedication of significant management resources, which may temporarily distract our management’s attention from the routine business of the combined company. Any delay or inability of our management to successfully integrate the operations of the two companies could compromise the combined entity’s potential to achieve the anticipated long-term strategic benefits of the merger and could have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of our stock after the merger.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Company Shares

On September 10, 2010, the Board of Directors authorized the repurchase of up to $250 million of Company common stock and on September 1, 2011 the Board of Directors authorized the repurchase of up to an additional $500 million of Company common stock. On December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of Company common stock in conjunction with the planned merger with Novellus, which replaces the previous repurchase authorizations under the program. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s available cash. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Historically, these arrangements have required the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During the quarter ended December 25, 2011 two of these arrangements settled, resulting in the receipt of 2.6 million shares at an aggregate price of $100.0 million under the first arrangement and $51.0 million under the second arrangement. As of December 25, 2011, a prepayment of $75.0 million was outstanding under one such arrangement. This arrangement settled in January 2012, resulting in the receipt of $79.2 million. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet as of December 25, 2011.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 26, 2011				$249,244
Authorization of additional $500 million - September 2011				$749,244
Quarter ending September 25, 2011	2,063	$37.83	1,977	$674,957
September 26, 2011 - October 25, 2011	2,838	$38.66	2,834	$565,405
October 26, 2011 - November 25, 2011	112	$42.10	26	$564,320
November 26, 2011 - December 25, 2011	5	$41.30	—	$564,320
Authorization of new $1.6 billion - December 2011				$1,600,000

Total	5,018	$38.40	4,837

(1)	In addition to shares repurchased under Board authorized repurchase program (as described above), included in this column are 182,000 shares acquired at a total cost of $7.8 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: February 3, 2012

LAM RESEARCH CORPORATION (Registrant)

/ S / ERNEST E. MADDOCK
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