Form 10-Q
period 2012-03-25
LAM RESEARCH CORP
filed 2012-05-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

or

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

As of April 27, 2012 there were 120,264,497 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 25, 2012	June 26, 2011
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,410,267	$1,492,132
Short-term investments	993,696	630,115
Accounts receivable, less allowance for doubtful accounts of $5,258 as of March 25, 2012 and $4,720 as of June 26, 2011	471,776	590,568
Inventories	376,126	396,607
Deferred income taxes	78,719	78,435
Prepaid expenses and other current assets	93,325	85,408

Total current assets	3,423,909	3,273,265
Property and equipment, net	279,955	270,458
Restricted cash and investments	165,220	165,256
Deferred income taxes	—	3,892
Goodwill	169,182	169,182
Intangible assets, net	34,094	47,434
Other assets	120,903	124,380

Total assets	$4,193,263	$4,053,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$179,445	$163,541
Accrued expenses and other current liabilities	330,103	358,756
Deferred profit	139,607	153,680
Current portion of long-term debt, convertible notes, and capital leases	2,500	4,782

Total current liabilities	651,655	680,759
Long-term debt, convertible notes, and capital leases	755,427	738,488
Income taxes payable	115,570	113,582
Other long-term liabilities	61,469	51,193

Total liabilities	1,584,121	1,584,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 119,775 shares as of March 25, 2012 and 123,579 shares as of June 26, 2011	120	124
Additional paid-in capital	1,747,025	1,531,465
Treasury stock, at cost; 45,926 shares as of March 25, 2012 and 40,995 shares as of June 26, 2011	(1,962,555)	(1,761,591)
Accumulated other comprehensive income (loss)	(16,188)	9,761
Retained earnings	2,840,740	2,690,086

Total stockholders’ equity	2,609,142	2,469,845

Total liabilities and stockholders’ equity	$4,193,263	$4,053,867

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Revenue	$658,961	$809,087	$1,923,378	$2,485,675
Cost of goods sold	391,814	435,068	1,138,381	1,326,897
Cost of goods sold - restructuring and impairments	—	—	(859)	—

Total costs of goods sold	391,814	435,068	1,137,522	1,326,897

Gross margin	267,147	374,019	785,856	1,158,778
Research and development	113,448	96,880	320,031	273,710
Selling, general and administrative	95,581	80,143	259,037	228,137
Restructuring and impairments	—	—	1,725	(5,163)

Total operating expenses	209,029	177,023	580,793	496,684

Operating income	58,118	196,996	205,063	662,094
Other income (expense), net	(3,568)	1,663	(23,426)	1,722

Income before income taxes	54,550	198,659	181,637	663,816
Income tax expense	8,946	16,419	30,983	65,996

Net income	$45,604	$182,240	$150,654	$597,820

Net income per share:
Basic net income per share	$0.38	$1.47	$1.25	$4.84

Diluted net income per share	$0.38	$1.45	$1.24	$4.78

Number of shares used in per share calculations:
Basic	119,841	123,674	120,904	123,482

Diluted	120,956	125,293	121,830	125,097

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 25, 2012	March 27, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,654	$597,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,249	54,787
Deferred income taxes	3,090	(4,555)
Restructuring and impairment charges	866	(5,163)
Impairment of investment	1,724	—
Equity-based compensation expense	52,385	38,224
Income tax benefit on equity-based compensation plans	81	19,492
Excess tax benefit on equity-based compensation plans	(2,292)	(15,106)
Amortization of convertible note discount	20,014	—
Other, net	3,671	(2,818)
Changes in operating assets and liabilities	105,871	239

Net cash provided by operating activities	402,313	682,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(70,392)	(92,924)
Purchases of available-for-sale securities	(638,637)	(132,662)
Sales and maturities of available-for-sale securities	266,959	95,928
Purchase of equity method investment	(10,740)	—
Receipt of loan payments	8,375	—
Proceeds from sale of assets	2,677	1,544
Purchase of other investments	—	(417)
Transfer of restricted cash and investments	23	(14)

Net cash used for investing activities	(441,735)	(128,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(4,164)	(4,449)
Excess tax benefit on equity-based compensation plans	2,292	15,106
Net cash received in settlement (paid in advance for) stock repurchase contracts	55,194	(50,000)
Treasury stock purchases	(111,604)	(157,563)
Reissuances of treasury stock related to employee stock purchase plan	16,760	13,676
Proceeds from issuance of common stock	1,776	10,222

Net cash used for financing activities	(39,746)	(173,008)

Effect of exchange rate changes on cash	(2,697)	15,576
Net increase (decrease) in cash and cash equivalents	(81,865)	396,943
Cash and cash equivalents at beginning of period	1,492,132	545,767

Cash and cash equivalents at end of period	$1,410,267	$942,710

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 25, 2012

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

The consolidated financial statements include the accounts of Lam Research Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 24, 2012 and includes 52 weeks. The quarters ended March 25, 2012 (the “March 2012 quarter”) and March 27, 2011 (the “March 2011 quarter”) each included 13 weeks.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating this accounting standard update and does not expect it to have an impact on its Consolidated Financial Statements.

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSUs”), of Lam Research common stock (“Common Stock”). An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of two years or less. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
	(in millions)
Equity-based compensation expense	$16.4	$12.5	$52.4	$38.2
Income tax benefit related to equity-based compensation expense	$2.2	$2.1	$7.1	$6.4

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. Additional shares are reserved for issuance under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan pursuant to awards previously granted under those plans (together with the 2007 Stock Incentive Plan, the “Plans”). As of March 25, 2012, there were a total of 2,593,779 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of March 25, 2012, there were an additional 7,670,108 shares reserved and available for future equity-based awards under the 2007 Stock Incentive Plan.

A summary of stock option activity under the Plans as of March 25, 2012 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of March 25, 2012 (in thousands)
Outstanding at June 26, 2011	310	$21.50	2.26
Exercised	(75)	$23.70
Forfeited or expired	(4)	$21.60

Outstanding at March 25, 2012	231	$20.78	1.98	$5,320

Exercisable at March 25, 2012	231	$20.78	1.98	$5,320

The total intrinsic value of options exercised during the three months ended March 25, 2012 and March 27, 2011 was $0.1 million and $9.2 million, respectively. The total intrinsic value of options exercised during the nine months ended March 25, 2012 and March 27, 2011 was $1.3 million and $14.0 million, respectively.

As of March 25, 2012, all stock options outstanding were fully vested and all related compensation expense has been recognized.

A summary of the Company’s RSUs as of March 25, 2012 and changes during the nine months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 26, 2011	2,331	$39.90
Granted	1,136	$40.46
Vested	(1,052)	$34.78
Forfeited	(52)	$39.78

Unvested at March 25, 2012	2,363	$42.55

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 25, 2012, there was $55.9 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 1.2 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of March 25, 2012, there were a total of 10,928,473 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three and nine months ended March 25, 2012:

	Three Months Ended March 25, 2012	Nine Months Ended March 25, 2012
Expected term (years)	0.68	0.73
Expected stock price volatility	44.39%	44.33%
Risk-free interest rate	0.10%	0.11%

As of March 25, 2012, there was $4.1 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over the next 0.4 years.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are related to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statements of Operations. All of the Company’s other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at March 25, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,285,652	$1,285,652	$—	$—
Municipal Notes and Bonds	360,464	—	360,464	—
US Treasury and Agencies	77,523	77,523	—	—
Government-Sponsored Enterprises	48,935	—	48,935	—
Foreign Government Bonds	2,544	—	2,544	—
Corporate Notes and Bonds	597,183	164,885	432,298	—
Mortgage Backed Securities - Residential	11,562	—	11,562	—
Mortgage Backed Securities - Commercial	60,371	—	60,371	—

Total Short-Term Investments	$2,444,234	$1,528,060	$916,174	$—
Equities	7,301	7,301	—	—
Mutual Funds	24,639	24,639	—	—
Derivative Assets	8,850	—	8,850	—

Total	$2,485,024	$1,560,000	$925,024	$—

Liabilities
Derivative Liabilities	$2,914	$—	$2,914	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of March 25, 2012 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,285,653	$1,285,653	$—	$—
Short-Term Investments	993,696	77,522	916,174	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	31,940	31,940	—	—
Other Assets	8,850	—	8,850	—

Total	$2,485,024	$1,560,000	$925,024	$—

Accrued Expenses and Other Current Liabilities	$2,914	$—	$2,914	$—

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,300,098	$1,300,098	$—	$—
Municipal Notes and Bonds	321,339	—	321,339	—
US Treasury and Agencies	8,496	8,496	—	—
Government-Sponsored Enterprises	19,868	—	19,868	—
Foreign Government Bond	1,005	—	1,005	—
Corporate Notes and Bonds	382,432	164,885	217,547	—
Mortgage Backed Securities - Residential	2,633	—	2,633	—
Mortgage Backed Securities - Commercial	60,729	—	60,729	—

Total Short-Term Investments	$2,096,600	$1,473,479	$623,121	$—
Equities	7,443	7,443	—	—
Mutual Funds	19,467	19,467	—	—
Derivative Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Liabilities
Derivative Liabilities	$1,924	$—	$1,924	$—

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 26, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,301,600	$1,300,098	$1,502	$—
Short-Term Investments	630,115	8,496	621,619	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	26,910	26,910	—	—
Other Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Accrued Expenses and Other Current Liabilities	$1,924	$—	$1,924	$—

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

Investments

The following tables summarize the Company’s investments (in thousands):

	March 25, 2012				June 26, 2011
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$124,949	$—	$—	$124,949	$190,903	$—	$—	$190,903
Fixed Income Money Market Funds	1,285,652	—	—	1,285,652	1,300,098	—	—	1,300,098
Municipal Notes and Bonds	358,776	1,710	(22)	360,464	319,913	1,510	(84)	321,339
US Treasury and Agencies	77,609	20	(106)	77,523	8,462	34	—	8,496
Government-Sponsored Enterprises	48,916	68	(49)	48,935	19,864	6	(2)	19,868
Foreign Government Bonds	2,549	—	(5)	2,544	1,004	1	—	1,005
Corporate Notes and Bonds	596,456	1,220	(493)	597,183	380,992	1,498	(58)	382,432
Mortgage Backed Securities - Residential	11,515	74	(27)	11,562	2,521	144	(32)	2,633
Mortgage Backed Securities - Commercial	59,857	694	(180)	60,371	60,639	277	(187)	60,729

Total Cash and Short -Term Investments	$2,566,279	$3,786	$(882)	$2,569,183	$2,284,396	$3,470	$(363)	$2,287,503

Publicly Traded Equity Securities	$9,320	$—	$(2,019)	$7,301	$9,320	$—	$(1,877)	$7,443
Mutual Funds	23,541	1,138	(40)	24,639	17,975	1,492	—	19,467

Total Financial Instruments	$2,599,140	$4,924	$(2,941)	$2,601,123	$2,311,691	$4,962	$(2,240)	$2,314,413

As Reported
Cash and Cash Equivalents	$1,410,267	$—	$—	$1,410,267	$1,492,132	$—	$—	$1,492,132
Short-Term Investments	990,792	3,786	(882)	993,696	627,008	3,470	(363)	630,115
Restricted Cash and Investments	165,220	—	—	165,220	165,256	—	—	165,256
Other assets	32,861	1,138	(2,059)	31,940	27,295	1,492	(1,877)	26,910

Total	$2,599,140	$4,924	$(2,941)	$2,601,123	$2,311,691	$4,962	$(2,240)	$2,314,413

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales and pay-downs are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company recognized a $1.7 million other-than-temporary impairment of a strategic private equity investment during the nine months ended March 25, 2012. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended March 25, 2012 or the three or nine months ended March 27, 2011. Additionally, gross realized gains and losses from sales of investments were both less than $0.6 million during the three and nine months ended March 25, 2012 and March 27, 2011.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	March 25, 2012
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$19,896	$(22)	$—	$—	$19,896	$(22)
US Treasury and Agencies	75,046	(106)	—	—	75,046	(106)
Government-Sponsored Enterprises	26,178	(49)	—	—	26,178	(49)
Foreign Government Bonds	1,543	(5)	—	—	1,543	(5)
Corporate Notes and Bonds	205,786	(493)	56	—	205,842	(493)
Mortgage Backed Securities - Residential	10,422	(27)	—	—	10,422	(27)
Mortgage Backed Securities - Commercial	19,131	(144)	896	(36)	20,027	(180)

Total Short-Term Investments	$358,002	$(846)	$952	$(36)	$358,954	$(882)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	March 25, 2012		June 26, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$1,686,799	$1,687,159	$1,606,390	$1,606,925
Due in more than one year	754,531	757,075	487,103	489,675

	$2,441,330	$2,444,234	$2,093,493	$2,096,600

Management has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into foreign currency forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign currency forward contracts are large international financial institutions that the Company believes are creditworthy, and therefore, we do not consider the risk of counterparty nonperformance to be material.

Cash Flow Hedges

In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and Euro-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-US dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using foreign currency forward contracts that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue in the same period the hedged revenue is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three or nine months ended March 25, 2012 or March 27, 2011 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other comprehensive income” would be reclassified to income immediately. At March 25, 2012, the Company had gains of $3.8 million accumulated in Other Comprehensive Income, which it expects to reclassify from Other Comprehensive Income into earnings over the next 12 months.

Balance Sheet Hedges

The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily intercompany receivables and payables. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, recorded in other income (expense).

As of March 25, 2012, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell JPY	$52,223	$4,183
Buy CHF	—	162,552
Buy TWD	—	84,855
Buy EUR	94,236	40,012

	$146,459	$291,602

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of March 25, 2012 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$4,863	Accrued liabilities	$(1,615)

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts	Prepaid expense and other assets	$3,987	Accrued liabilities	$(1,299)

Total derivatives		$8,850		$(2,914)

The fair value of derivatives instruments in the Company’s Condensed Consolidated Balance Sheets as of June 26, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,881	Accrued liabilities	$(1,142)

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts	Prepaid expense and other assets	$113	Accrued liabilities	$(782)

Total derivatives		$1,994		$(1,924)

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 25, 2012				Nine Months Ended March 25, 2012
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Inefective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$6,432	$(3,140)	$3	$—	$ (5,361)	$(8,652)	$1	$754

	Three Months Ended March 27, 2011					Nine Months Ended March 27, 2011

Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)		Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts		$(3,570)	$(279)	$—	$59	$ (8,347)	$(6,081)	$—	$246

(1)	Amount recognized in other comprehensive income (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion) located in revenue and operating expenses.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Operations was as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25 , 2012	March 27, 2011
Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
(in thousands)
Foreign exchange forward contracts	$(4,476)	$21,617	$(47,299)	$35,795

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	March 25,	June 26,
	2012	2011
	(in thousands)
Raw materials	$217,205	$212,979
Work-in-process	78,471	69,013
Finished goods	80,450	114,615

	$376,126	$396,607

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 25,	June 26,
	2012	2011
	(in thousands)
Manufacturing, engineering and office equipment	$383,816	$345,684
Computer equipment and software	104,111	95,770
Land	14,209	14,758
Buildings	69,453	65,429
Leasehold improvements	58,858	55,833
Furniture and fixtures	15,698	15,258

	646,145	592,732
Less: accumulated depreciation and amortization	(366,190)	(322,274)

	$279,955	$270,458

The Company’s long lived assets held for use, including property, plant, and equipment and intangible assets, are measured at fair value when an impairment exists. Long lived assets held for use are assessed for impairment when events occur that indicate a potential impairment. The Company did not record impairments of long lived assets held for use during the nine months ended March 25, 2012 or March 27, 2011.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $169.2 million as of March 25, 2012 and June 26, 2011. Of this balance, $104.2 million is not tax deductible due to applicable foreign law. The remaining goodwill balance of $65.0 million is tax deductible.

The Company’s goodwill is measured at fair value when an impairment exits. Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the nine months ended March 25, 2012 or March 27, 2011.

Intangible Assets

The following table provides details of the Company’s intangible assets subject to amortization as of March 25, 2012 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Useful Life (years)
Customer relationships	$35,226	$(27,185)	$8,041	6.90
Existing technology	61,941	(41,715)	20,226	6.68
Patents	20,870	(16,658)	4,212	6.08
Other intangible assets	35,216	(33,601)	1,615	4.10

	$153,253	$(119,159)	$34,094	6.06

The following table provides details of the Company’s intangible assets subject to amortization as of June 26, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Useful Life (years)
Customer relationships	$35,226	$(23,468)	$11,758	6.90
Existing technology	61,941	(35,409)	26,532	6.68
Patents	20,670	(14,323)	6,347	6.11
Other intangible assets	35,216	(32,419)	2,797	4.10

	$153,053	$(105,619)	$47,434	6.06

The Company recognized $4.5 million and $4.5 million in intangible asset amortization expense during the three months ended March 25, 2012 and March 27, 2011, respectively. The Company recognized $13.5 million and $16.5 million in intangible asset amortization expense during the nine months ended March 25, 2012 and March 27, 2011, respectively.

The estimated future amortization expense of purchased intangible assets as of March 25, 2012 is as follows (in thousands):

Fiscal Year	Amount
2012 (3 months)	$4,497
2013	16,417
2014	10,444
2015	2,204
2016	381
Thereafter	151

$34,094

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 25, 2012	June 26, 2011
	(in thousands)
Accrued compensation	$172,495	$206,313
Warranty reserves	32,266	40,951
Income and other taxes payable	47,138	51,183
Other	78,204	60,309

	$330,103	$358,756

NOTE 9 — OTHER INCOME (EXPENSE), NET

The significant components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands)
Interest income	$2,959	$2,237	$8,020	$7,283
Interest expense	(9,422)	(107)	(28,028)	(318)
Gains on deferred compensation plan related assets	2,717	2,220	504	4,798
Foreign exchange losses	(126)	(1,982)	(1,358)	(8,269)
Other, net	304	(705)	(2,564)	(1,772)

	$(3,568)	$1,663	$(23,426)	$1,722

NOTE 10 — INCOME TAX EXPENSE

The Company’s effective tax rate for the three and nine months ended March 25, 2012 was approximately 16.4% and 17.1%, respectively.

The differences between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three and nine months ended March 25, 2012 were primarily due to the geographic mix of income and research and development tax credits partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rates recorded during the three and nine months ended March 25, 2012 included the tax impact of discrete items, which were recorded during the quarter in which they occurred. During the three and nine months ended March 25, 2012, discrete items primarily consisted of: (1) a tax benefit of $1.0 million and a tax expense of $2.8 million, respectively, related to the filing of prior year U.S. federal and foreign tax returns and the associated provision to return adjustments, (2) a tax benefit of $0.2 million and $7.4 million respectively due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to resolution of certain foreign uncertain tax positions, (3) a tax benefit of $4.2 million and $7.9 million, respectively, related to acquisition, integration, restructuring and asset impairment related expenses, and (4) a tax expense of $0.9 million and $2.6 million, respectively, of interest related to uncertain tax positions.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	March 25, 2012	June 26, 2011
	(in millions)
Total gross unrecognized tax benefits	$186.4	$181.5

If the gross unrecognized tax benefits were recognized in a future period, it would result in a net tax benefit of $124.6 million and a reduction of the effective tax rate.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of March 25, 2012, the Company had accrued approximately $17.2 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $16.9 million as of June 26, 2011.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax return for fiscal years 2008 and 2009. The Company is also under audit by the California Franchise Tax Board (“FTB”) for fiscal years 2005 and 2006. As of March 25, 2012, no significant adjustments have been proposed by the IRS or FTB. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur. In addition, the Company is also subject to audits by foreign tax authorities.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of March 25, 2012, tax years 2003-2011 remain subject to examination in the jurisdictions where the Company operates.

The Company is in various stages of the examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $46.2 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of March 25, 2012, approximately $46.2 million would be credited to the statement of operations.

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

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands, except per share data)
Numerator:
Net income	$45,604	$182,240	$150,654	$597,820

Denominator:
Basic average shares outstanding	119,841	123,674	120,904	123,482
Effect of potential dilutive securities:
Employee stock plans	1,115	1,619	926	1,615

Diluted average shares outstanding	120,956	125,293	121,830	125,097

Net income per share—basic	$0.38	$1.47	$1.25	$4.84

Net income per share—diluted	$0.38	$1.45	$1.24	$4.78

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands)
Number of potential dilutive securities excluded	148	107	264	96

Diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the Notes, or note hedges (as described in Note 13) as their impact would have been anti-dilutive.

NOTE 12 — COMPREHENSIVE INCOME

The components of comprehensive income, on an after-tax basis where applicable, are as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands)
Net income	$45,604	$182,240	$150,654	$597,820
Foreign currency translation adjustment	7,118	26,629	(24,771)	70,724
Unrealized gain (loss) on fair value of derivative financial instruments, net	12,593	(3,012)	11,130	3,849
Unrealized gain on financial instruments, net	552	1,441	591	879
Reclassification adjustment for gain included in earnings	(3,479)	(558)	(8,688)	(6,924)
Postretirement benefit plan adjustment	158	(29)	(4,211)	1,123

Comprehensive income	$62,546	$206,711	$124,705	$667,471

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	March 25, 2012	June 26, 2011
	(in thousands)
Accumulated foreign currency translation adjustment	$(9,919)	$14,852
Accumulated unrealized gain on derivative financial instruments	3,813	581
Accumulated unrealized gain on financial instruments	545	744
Postretirement benefit plan adjustment	(10,627)	(6,416)

Accumulated other comprehensive income (loss)	$(16,188)	$9,761

NOTE 13 — LONG TERM DEBT

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of March 25, 2012 and June 26, 2011:

	March 25, 2012	June 26, 2011
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(63.9)	(74.4)

Net carrying amount of 0.50% Notes 2016	386.1	375.6

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(93.7)	(103.2)

Net carrying amount of 1.25% Notes 2018	356.3	346.8

Other long-term debt	1.0	3.9

Total long-term debt	$743.4	$726.3

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 and 2018 Notes were valued at $373.8 million and $345.1 million, respectively, based on the present value of the future cash flows using discount rates of 4.29% and 5.27%, respectively, the Company’s borrowing rate at the date of the issuance for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 and 2018 Notes were $76.2 million and $104.9 million, respectively, as of March 25, 2012. The effective interest rates on the liability components of the 2016 Notes and 2018 Notes for the three months ended March 25, 2012 were 4.29% and 5.27%, respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three and nine months ended March 25, 2012.

	Three Months Ended March 25, 2012	Nine Months Ended March 25, 2012
	(in millions)
Contractual interest coupon	$2.0	$5.9
Amortization of interest discount	6.7	20.0

Total interest cost recognized	$8.7	$25.9

The remaining bond discount of the 2016 Notes of $63.9 million as of March 25, 2012 will be amortized over their remaining life, which is approximately 4.1 years. The remaining bond discount of the 2018 Notes of $93.7 million as of March 25, 2012 will be amortized over their remaining life, which is approximately 6.1 years.

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

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 25, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

The 2018 Notes may be converted at any time prior to the close of business on the business day immediately preceding February 15, 2018, at the option of the holder only under the following circumstances: 1) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2018 notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; 2) during any fiscal quarter commencing after the fiscal quarter ending September 25, 2011, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; or 3) upon the occurrence of specified corporate events. On and after February 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2018, holders may convert their notes at any time, regardless of the foregoing circumstances.

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

Sold Warrants . The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 25, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

Fair Value of Notes

As of March 25, 2012, the face values of the 2016 Notes and 2018 Notes were $450.0 million and $450.0 million, respectively. As of March 25, 2012, the fair values of the 2016 Notes and 2018 Notes, which includes the debt and equity components, were approximately $461.4 million and $472.1 million, respectively, based on quoted market prices (level 1 inputs within the fair value hierarchy).

Other Long-term Debt

The Company’s remaining total long-term debt, excluding convertible notes, of $1.0 million as of March 25, 2012 consists of various bank loans and government subsidized technology loans supporting operating needs.

Contractual Obligations

The Company’s contractual cash obligations relating to its convertible notes and other long-term debt as of March 25, 2012 were as follows:

Long-term Debt
(in thousands)
Payments due by period:
One year	$983
Two years	—
Three years	—
Four years	—
Five years	450,000
Over 5 years	450,000

Total	900,983
Current portion of long-term debt	983

Long-term debt	$900,000

NOTE 14 — COMMITMENTS

Capital Leases

Capital leases reflect building and office equipment leases. The amounts in the table below include the interest portion of payment obligations.

The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of March 25, 2012 were as follows:

Capital Leases
(in thousands)
Payments due by period:
One year	$1,852
Two years	1,597
Three years	1,545
Four years	1,553
Five years	9,131
Over 5 years	—

Total	15,678
Less: Interest on capital leases	1,176

Less: Current portion of capital leases	1,517

Capital leases	$12,985

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of March 25, 2012.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of March 25, 2012, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.2 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of March 25, 2012, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands)
Balance at beginning of period	$32,734	$42,520	$40,951	$31,756
Warranties issued during the period	11,555	13,027	27,908	39,357
Settlements made during the period	(14,692)	(12,063)	(37,838)	(28,083)
Expirations and change in liability for pre-existing warranties during the period	2,669	(1,564)	1,245	(1,798)
Changes in foreign currency exchange rates	—	—	—	688

Balance at end of period	$32,266	$41,920	$32,266	$41,920

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

There were no restructuring and asset impairment charges and reversals during the three months ended March 25, 2012 or March 27, 2011. The following table summarizes restructuring and asset impairment charges and reversals during the nine months ended March 25, 2012 and March 27, 2011. In addition to charges incurred under specific restructuring plans, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities.

	Nine Months Ended
	March 25, 2012	March 27, 2011
	(in thousands)
June 2008 Plan	$(859)	$—
March 2009 Plan	—	(5,163)
Asset impairments outside of specific restructuring plans	1,725	—

Total restructuring and assset impairment charges (recoveries)	$866	$(5,163)

The amounts in the table above were recorded in the Consolidated Statements of Operations for the respective periods as follows:

	Nine Months Ended
	March 25, 2012	March 27, 2011
	(in thousands)
Cost of goods sold	$(859)	$—
Operating expense	1,725	(5,163)

Total restructuring and assset impairment charges (recoveries)	$866	$(5,163)

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). During the three months ended December 25, 2011 the Company released $0.9 million related to a recorded obligation not realized for a previously restructured product line. There were no restructuring and asset impairment charges (recoveries) under the June 2008 Plan during three months ended March 25, 2012 or the three or nine months ended March 27, 2011. There are no remaining liabilities related to the June 2008 Plan as of March 25, 2012.

March 2009 Plan

During the March 2009 quarter the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). There were no charges incurred under the March 2009 Plan during the three or nine months ended March 25, 2012 or the three months March 27, 2011. During the nine months ended March 27, 2011 the Company reversed $5.2 million in restructuring and asset impairment charges as a result of a decision to occupy previously restructured facilities.

Below is a table summarizing activity relating to the March 2009 Plan during the nine months ended March 25, 2012:

Facilities
(in thousands)
Balance at June 26, 2011	$28,106
Cash payments	(151)

Balance at March 25, 2012	$27,955

Total charges incurred through March 25, 2012 under the March 2009 Plan were $61.3 million. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

NOTE 16 – BUSINESS COMBINATIONS

On December 14, 2011, Lam Research entered into an Agreement and Plan of Merger with Novellus Systems, Inc. (“Novellus”), under which Novellus will become a wholly-owned subsidiary of Lam Research. The transaction is structured as an all stock deal that was estimated at the date of announcement to be valued at approximately $3.3 billion, based on Lam’s closing stock price on the date of the agreement. The ultimate transaction value will be based on Lam’s stock price at the close of market on the date of the transaction close. Completion of the transaction is subject to certain closing conditions, including but not limited to approval of the transaction by the stockholders of Lam Research and Novellus, required regulatory approvals, and other customary conditions.

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2011				$249,244
Authorization of additional $500 million - September 2011				$749,244
Quarter ended September 25, 2011	1,977	$74,287	$37.57	$674,957
Quarter ended December 25, 2011	2,860	$110,637	$38.69	$564,320
Authorization of new $1.6 billion plan - December 2011				$1,600,000
Quarter ended March 25, 2012	300	$12,513	$41.71	$1,587,487

In addition to shares repurchased under Board authorized repurchase program shown above, the Company acquired 152,000 shares at a total cost of $6.4 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Historically, these arrangements have required the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During the quarter ended March 25, 2012 one of these arrangements settled, resulting in the receipt of $79.2 million. As of March 25, 2012 there are no outstanding prepayments under such arrangement. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 26, 2011, our quarterly reports on Form 10-Q for the quarter ended September 25, 2011 and December 25, 2011, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 25, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2011 Form 10-K.

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

The semiconductor capital equipment industry is cyclical in nature and has historically experienced periodic and pronounced changes in customer demand resulting in industry downturns and upturns. Today’s leading indicators of change in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (both general and in the semiconductor and electronics industries), supply, demand, prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations during any particular fiscal period are not necessarily indicative of future operating results, and we could experience significant volatility from quarter to quarter.

We saw sequential growth from the December 2011 quarter in both shipments and revenues for the March 2012 quarter as foundry integrated circuit manufacturers increased their leading-edge production capacity. The leading-edge devices produced by foundry integrated circuit manufacturers offer low power, high performance capabilities required by the growing mobile markets and as a result, demand for our products continued to strengthen. Also, as announced in December 2011, we plan to extend our product and services portfolio and leadership in wafer fabrication equipment via the acquisition of Novellus Systems, Inc. Integration planning is in process and progressing as planned.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	March 25, 2012	December 25, 2011	March 27, 2011
Revenue	$658,961	$583,981	$809,087
Gross margin	$267,147	$234,826	$374,019
Gross margin as a percent of revenue	40.5%	40.2%	46.2%
Total operating expenses	$209,029	$187,280	$177,023
Net income	$45,604	$33,212	$182,240
Diluted net income per share	$0.38	$0.27	$1.45

In the quarter ended March 25, 2012, revenue increased as compared to the quarter ended December 25, 2011 primarily due to increased capacity investments by leading-edge foundry customers. Gross margin as a percent of revenues increased in the March 2012 quarter as compared to the December 2011 quarter due to improved factory utilization as a result of greater business volumes offset by less favorable customer mix. Operating expenses in the March 2012 quarter increased as compared to the quarter ended December 2011. This change in operating expenses is related to continued investments in next-generation research and development and the customer facing activities that surround and support it, higher variable compensation expenses associated with higher profit levels, costs associated with the anticipated Novellus acquisition and integration, as well as expenses related to market appreciation of deferred compensation plan obligations. The increased operating expenses related to deferred compensation plan obligations were substantively offset by income from the market appreciation of assets related to this plan, which were recorded in other income (expense).

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.6 billion as of March 25, 2012 compared to $2.4 billion as of December 25, 2011. Cash generated by operations was approximately $146 million during the March 2012 quarter. We used cash during the March 2012 quarter to purchase $28 million of property and equipment and repurchase $19 million of our shares. We received cash of $79 million as the result of a cash settlement under a structured stock repurchase program. Employee headcount increased to approximately 3,900 as of March 25, 2012, from approximately 3,850 as of December 25, 2011.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	March 25, 2012	December 25, 2011	March 27, 2011
Shipments (in millions)	$713	$563	$813
North America	12%	19%	23%
Europe	8%	8%	16%
Japan	7%	10%	11%
Korea	48%	37%	19%
Taiwan	14%	18%	18%
Asia Pacific	11%	8%	13%

Shipments for the March 2012 quarter increased 27% compared to the December 2011 quarter and decreased 12% year over year. During the March 2012 quarter, applications at or below the 4x nanometer technology node were 91% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 40%, 53% and 7%, respectively. Starting with the December 2011 quarter we have modified the foundry category to include manufacturers that have a majority of their logic capacity available for the foundry business. These shipments were previously reported in the logic/integrated device manufacturing category.

Revenue

	Three Months Ended			Nine Months Ended
	March 25, 2012	December 25, 2011	March 27, 2011	March 25, 2012	March 27, 2011
Revenue (in millions)	$659	$584	$809	$1,923	$2,486
North America	20%	18%	23%	19%	11%
Europe	9%	9%	18%	10%	14%
Japan	7%	14%	13%	13%	12%
Korea	37%	34%	18%	32%	24%
Taiwan	16%	17%	14%	15%	25%
Asia Pacific	11%	8%	14%	11%	14%

Revenue for the March 2012 quarter increased 13% compared to the December 2011 quarter primarily due to increased capacity investments by leading-edge foundry customers. Revenue for the three and nine months ended March 25, 2012 decreased 19% and 23% year over year, respectively. These trends reflect the impact of reduced overall macroeconomic activity on customer investments for the comparative periods. Regions other than North America and Europe continue to account for a majority of our revenues as a substantial amount of worldwide capacity additions for semiconductor manufacturing continue to occur in Asia and the Far East. Our deferred revenue balance increased to $246 million as of March 25, 2012 compared to $192 million as of December 25, 2011. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $19 million as of March 25, 2012 compared to $16 million as of December 25, 2011.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 25, 2012	December 25, 2011	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands, except percentages)
Gross margin	$267,147	$234,826	$374,019	$785,856	$1,158,778
Percent of revenue	40.5%	40.2%	46.2%	40.9%	46.6%

The increase in gross margin during the March 2012 quarter as compared to the December 2011 quarter is due to improvements in factory utilization from the increased levels of business, partially offset by customer mix. The decrease in gross margin as a percentage of revenue during the three and nine months ended March 2012 quarter as compared to the same periods in the prior year is attributable to reduced factory and field utilization as a result of the decline in business volume, customer and product mix. Additionally, gross margin during the March 2012 quarter was negatively impacted by expense of approximately $3 million related to a customer bankruptcy filing.

Research and Development

	Three Months Ended			Nine Months Ended
	March 25, 2012	December 25, 2011	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands, except percentages)
Research and development (“R&D”)	$113,448	$104,024	$96,880	$320,031	$273,710
Percent of revenue	17.2%	17.8%	12.0%	16.6%	11.0%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the March 2012 quarter compared to the December 2011 quarter was primarily due to increased salaries and benefits as well as a $5 million increase in supplies related to new product development.

The increase in R&D expenses during the March 2012 quarter compared to the same period in the prior year was primarily due to $12 million of higher outside services, supplies and depreciation related to new product development and $7 million of increased salary and benefit costs related to higher headcount.

The increase in R&D expenses during the nine months ended March 25, 2012 as compared to the same period prior year was primarily due to approximately $37 million of higher outside services, supplies, and depreciation related to new product development. There was also $17 million of increased salary and benefit costs related to higher headcount.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 25, 2012	December 25, 2011	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$95,581	$83,256	$80,143	$259,037	$228,137
Percent of revenue	14.5%	14.3%	9.9%	13.5%	9.2%

The increase in SG&A expenses during the March 2012 quarter as compared to the December 2011 quarter was due to $5 million of acquisition and integration costs related to the Novellus transaction, and $6 million due to higher salaries, benefits, and variable compensation levels.

The increase in SG&A expenses in the March 2012 quarter compared to the same period in the prior year was primarily due to $12 million of Novellus-related acquisition and integration costs.

The increase in SG&A expenses during the nine months ended March 25, 2012 as compared to the same period prior year was due to $18 million of Novellus-related acquisition and integration costs and $10 million related to depreciation, supplies, travel, and insurance expenses.

Restructuring and Asset Impairments

The Company did not incur any restructuring and asset impairment charges during the three months ended March 25, 2012 or March 27, 2011. During the nine months ended March 25, 2012 the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities and released $0.9 million related to a recorded obligation not realized for a previously restructured product line. During the nine months ended March 27, 2011 the Company reversed $5.2 million in restructuring and asset impairment charges under the March 2009 Plan as a result of a decision to occupy previously restructured facilities.

The following table summarizes charges and reversals under each of the plans described below for the nine-month periods indicated:

	Nine Months Ended
	March 25, 2012	March 27, 2011
	(in thousands)
June 2008 Plan	$(859)	$—
March 2009 Plan	—	(5,163)
Asset impairments outside of specific restructuring plans	1,725	—

Total restructuring and assset impairment charges (recoveries)	$866	$(5,163)

For further details related to restructuring and asset impairment, see Note 15 of the Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 25, 2012	December 25, 2011	March 27, 2011	March 25, 2012	March 27, 2011
	(in thousands)
Interest income	$2,959	$2,472	$2,237	$8,020	$7,283
Interest expense	(9,422)	(9,346)	(107)	(28,028)	(318)
Gains (losses) on deferred compensation plan related assets	2,717	(348)	2,220	504	4,798
Foreign exchange gain (loss)	(126)	(142)	(1,982)	(1,358)	(8,269)
Other, net	304	(421)	(705)	(2,564)	(1,772)

	$(3,568)	$(7,785)	$1,663	$(23,426)	$1,722

Interest expense increased in the three and nine months ended March 25, 2012 as compared to the same periods in the prior year due to interest expense related to the $900 million convertible notes issued May 2011.

We recognized gains on assets which are related to obligations under our deferred compensation plan, in the three months ended December 25, 2011 as compared to gains during the three and nine months ended March 25, 2012 and March 27, 2011 due to changes in the market value of securities in this portfolio.

We recognized smaller losses as a result of changes in the value of our foreign currency denominated assets and liabilities net of hedging activities in the three and nine months ended March 25, 2012 as compared to the three and nine months ended March 27, 2011.

Other expenses, net was higher during the nine months ended March 25, 2012 as compared to the same period prior year primarily due to a $1.7 million other-than-temporary impairment of a strategic private equity investment recognized during the September 2011 quarter.

Income Tax Expense

Our effective tax rates for the three and nine months ended March 25, 2012 were 16.4% and 17.1%, respectively. Our effective tax rate for the three and nine months ended March 27, 2011 were approximately 8.3% and 9.9%, respectively. The increase in the effective tax rate for the three months ended March 25, 2012 compared to the three months ended March 27, 2011 was primarily due to the level of income, a decrease in the percentage of profits in jurisdictions with lower tax rates, and an increase in the non-deductible stock-based compensation. The increase in the effective tax rate for the nine months ended March 25, 2012 compared to the nine months ended March 27, 2011 was primarily due to the level of income, a decrease in the percentage of profits in jurisdictions with lower tax rates, and an increase in the non-deductible stock-based compensation.

The effective tax rate of 16.4% and 17.1% for the three and nine months ended March 25, 2012 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax benefit of $1.0 million and a tax expense of $2.8 million, respectively, related to the filing of prior year U.S. federal and foreign tax returns and the associated provision to return adjustments, (2) a tax benefit of $0.2 million and $7.4 million respectively due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to resolution of certain foreign uncertain tax positions, (3) a tax benefit of $4.2 million and $7.9 million, respectively, related to acquisition, integration, restructuring and asset impairment related expenses, and (4) a tax expense of $0.9 million and $2.6 million, respectively, of interest related to uncertain tax positions.

The effective tax rates of 8.3% and 9.9% for the three and nine months ended March 27, 2011, respectively, included the tax impact of the following discrete items that are recorded in the period in which they occur: (1) a tax benefit of $0 and $4.8 million related to the retroactive extension of the U.S. federal research and development credit for part of fiscal year 2010, (2) a tax benefit of $2.8 million and $6.0 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to resolution of certain foreign uncertain tax positions, (3) a tax benefit of $1.9 million and $2.5 million, respectively, related to the filing of prior year U.S. federal and foreign tax returns, (4) a tax expense of $1.0 million and $3.0 million, respectively, of interest related to uncertain tax positions, and (5) a tax expense of $0 and $2.1 million, respectively, related to the reversal of accrued restructuring expenses.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $147.5 million and $147.2 million as of March 25, 2012 and June 26, 2011, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $39.6 million and a valuation allowance of $46.2 million as of March 25, 2012. The gross deferred tax assets were offset by deferred tax liabilities of $31.7 million and a valuation allowance of $46.2 million as of June 26, 2011.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the FASB interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. This accounting standard update will be effective for us beginning in the first quarter of fiscal 2013 and early adoption is permitted. We are currently evaluating this accounting standard update and do not expect it to have an impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 25, 2012, we had $2.6 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $2.3 billion as of June 26, 2011.

Cash Flows from Operating Activities

Net cash provided by operating activities of $402.3 million during the nine months ended March 25, 2012 consisted of (in millions):

Net income	$150.7
Non-cash charges:
Depreciation and amortization	66.2
Equity-based compensation	52.3
Restructuring and impairment charges	0.9
Amortization of convertible note discount	20.0
Impairment of investment	1.7
Net tax benefit on equity-based compensation plans	(2.2)
Deferred income taxes	3.0
Changes in operating asset and liability accounts	105.9
Other	3.8

$402.3

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $116.0 million, inventories of $20.4 million, and prepaid and other assets of $6.0 million and an increase in accounts payable of $16.0 million, partially offset by the following uses of cash: decreases in deferred profit of $14.1 million and accrued liabilities of $39.5 million. These changes in overall cash were all consistent with decreased business volumes.

Cash Flows from Investing Activities

Net cash used for investing activities during the nine months ended March 25, 2012 was $441.7 million, primarily consisting of net purchases of available-for-sale securities of $371.7 million, capital expenditures of $70.4 million, and the purchase of other investments of $10.7 million, partially offset by the receipt of an $8.4 million loan payment.

Cash Flows from Financing Activities

Net cash used for financing activities during the nine months ended March 25, 2012 was $39.7 million, primarily consisting of $111.6 million in treasury stock repurchases partially offset by $55.2 million net cash settlements under structured stock repurchase arrangement (see Note 17 of Notes to Condensed Consolidated Financial Statements) and net proceeds from issuance of common stock related to employee equity-based plans of $18.5 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at March 25, 2012 will be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt and capital leases which are outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of March 25, 2012, relating to these agreements are included in the following table. The amounts in the table below exclude $115.6 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement.

	Operating Leases	Capital Leases	Purchase Obligations	Long-term Debt and Interest Expense	Total
	(in thousands)
Payments due by period:
Less than 1 year	$10,817	$1,852	$164,729	$8,863	$186,261
1-3 years	13,564	3,142	55,047	15,750	87,503
3-5 years	4,409	10,684	22,612	464,344	502,049
Over 5 years	—	—	700	457,734	458,434

Total	$28,790	$15,678	$243,088	$946,691	$1,234,247

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our obligations at March 25, 2012 under these arrangements and others. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

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

In addition to the convertible notes, our remaining total long-term debt, excluding interest, of $1.0 million as of March 25, 2012 consists of various bank loans and government subsidized technology loans supporting operating needs.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of March 25, 2012, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2011 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 26, 2011. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 25, 2012. Actual results may differ materially.

Interest Rate Risk

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

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, reinvestment risk, and the amount of credit exposure to any one issuer. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 25, 2012 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 25, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$366,484	$364,477	$362,470	$360,464	$358,455	$356,448	$354,441
US Treasury & Agencies	79,850	79,074	78,298	77,523	76,746	75,970	75,194
Government-Sponsored Enterprises	50,193	49,774	49,354	48,935	48,515	48,096	47,677
Foreign Government Bond	2,649	2,614	2,579	2,544	2,509	2,474	2,440
Corporate Notes and Bonds	605,819	602,941	600,062	597,183	594,305	591,427	588,548
Mortgage Backed Securities - Residential	11,930	11,808	11,685	11,562	11,440	11,317	11,195
Mortgage Backed Securities - Commercial	61,595	61,187	60,779	60,371	59,963	59,555	59,147

Total	$1,178,520	$1,171,875	$1,165,227	$1,158,582	$1,151,933	$1,145,287	$1,138,642

Foreign Currency Exchange (“FX”) Risk

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. To mitigate the impact of fluctuations in the value of forecasted Japanese yen-denominated revenue and Euro-denominated expenses, we enter into foreign currency forward contracts. These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of March 25, 2012 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss) March 25, 2012	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Cash Flow Hedge
Sell	JPY	$47.8	$4.3	$4.8	$7.2
Buy	EUR	$93.1	$(1.3)	$9.3	$14.0

		$140.9	$3.0	$14.1	$21.2

We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen, Euros, Swiss franc and Taiwanese dollar-denominated monetary assets and liabilities against the U.S. dollar. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances. The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of March 25, 2012 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain / (Loss) March 25, 2012	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Balance Sheet Hedge
Sell	JPY	$4.2	$0.0	$0.4	$0.6
Buy	CHF	$245.9	$3.3	$24.6	$36.9
Buy	TWD	$83.6	$(1.3)	$8.4	$12.5
Buy	EUR	$40.7	$0.7	$4.1	$6.1

		$374.4	$2.7	$37.5	$56.1

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at March 25, 2012 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of March 25, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We continuously reassess our strategic resource allocation choices in response to the changing business environment. If we do not adequately adapt to the changing business environment, we may lack the infrastructure and resources to scale up our business to meet customer expectations and compete successfully during a period of growth, or we may expand our capacity too rapidly and/or beyond what is appropriate for the actual demand environment.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 81% of total revenue during the nine months ended March 25, 2012, 88% of total revenue in fiscal year 2011, 91% of total revenue in fiscal year 2010, and 85% of total revenue in fiscal year 2009. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	trade balance issues;

•

global economic and political conditions, including the ongoing macroeconomic challenges associated with sovereign debt levels in certain Euro-zone countries and the financial contagion to global markets;

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

We currently enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated (“JPY”) revenue and monetary assets and liabilities, Euro-denominated (“EUR”) expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs (“CHF”) and Taiwanese dollars (“TWD”). We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over- or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated (“USD”) assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency forward contracts to hedge these other foreign currency exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) in other currencies.

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

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Historically, these arrangements have required the Company to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During the quarter ended March 25, 2012 one of these arrangements settled, resulting in the receipt of $79.2 million. As of March 25, 2012 there are no outstanding prepayments under such arrangement. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of additional paid in capital in the Company’s Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 26, 2011				$249,244
Authorization of additional $500 million - September 2011				$749,244
Quarter ending September 25, 2011	2,063	$37.83	1,977	$674,957
Quarter ending December 25, 2011	2,955	$38.79	2,860	$564,320
Authorization of new $1.6 billion plan - December 2011				$1,600,000
December 26, 2011 - January 25, 2012	34	$37.45	—	$1,600,000
January 26, 2012 - February 25, 2012	292	$42.75	180	$1,592,397
February 26, 2012 - March 25, 2012	126	$40.97	120	$1,587,487

Total	5,470	$39.32	5,137

(1)	In addition to shares repurchased under Board authorized repurchase program (as described above), included in this column are 152,000 shares acquired at a total cost of $6.4 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: May 3, 2012

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