Form 10-K
period 2012-06-24
LAM RESEARCH CORP
filed 2012-08-22
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 25, 2011, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $3,659,876,227. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 14, 2012, the Registrant had 182,306,362 outstanding shares of Common Stock.

Documents Incorporated by Reference

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 1, 2012 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2012 ANNUAL REPORT ON FORM 10-K

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

Incorporated in 1980, Lam Research Corporation (“Lam Research,” “Lam,” “we,” or the “Company”) is a Delaware corporation, headquartered in Fremont, California, and maintains a network of facilities throughout Asia, Europe, and North America in order to meet the needs of its global customer base.

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

The Lam Research logo, Lam Research, and all product and service names used in this report are either registered trademarks or trademarks of Lam Research Corporation or its subsidiaries in the United States and/or other countries. All other marks mentioned herein are the property of their respective holders.

All references to fiscal years apply to our fiscal years, which ended June 24, 2012, June 26, 2011, and June 27, 2010.

Lam acquired Novellus Systems, Inc. (“Novellus”) on June 4, 2012. As a result of the Novellus acquisition, Lam has enhanced its role as a leading supplier of wafer fabrication equipment and services to the worldwide semiconductor industry. In addition, Lam is better positioned to serve our customer base by leveraging our technical expertise across a broader portfolio of product to address the increasingly complex business of manufacturing integrated circuits. Lam Research has been a leading supplier of wafer fabrication equipment and services for more than thirty years by contributing to the advancement of semiconductor manufacturing processes that have led to the proliferation of a variety of electronic products that impact our everyday lives, including cell phones, computers, memory, and networking equipment. The Company’s customer base includes leading semiconductor memory, foundry, and integrated device manufacturers (“IDMs”) that make integrated circuits for these products such as DRAM, NAND, and logic devices.

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. Our products are used by every major semiconductor device manufacturer for their leading edge devices. Today, foundry customers are manufacturing leading edge devices at the 28nm technology node.

We leverage our expertise in semiconductor device processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost. Many of the technical advances that we introduce in our newest products are also available as upgrades to our installed base of equipment; this is a benefit that can provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines.

We are the market leader in plasma etch, a highly critical process step which shapes the microscopic conductive and dielectric/insulating layers into circuits that define a chip’s final use and function. In addition, we offer a broad portfolio of single-wafer clean technologies, which allows our customers to implement customized yield-enhancing solutions. With the acquisition of Novellus, we have expanded into the areas of thin-film deposition and surface preparation which, like single-wafer clean, are process steps often adjacent to etch. During deposition, alternating thin-film conductive and dielectric layers are applied to create metal wiring and insulating structures. These technologies, together with other process steps, enable customers to build some of the world’s highest-performing integrated circuits. With each successive technology node, additional requirements and challenges drive the need for advanced manufacturing solutions. We strive to consistently deliver these advanced capabilities with cost-effective production performance. Lam Research understands the close relationship between customer trust and the timely delivery of new solutions that leads to shared success with our customers.

Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, refurbishment of our etch, deposition, photoresist strip, and clean products. While most semiconductor device manufacturers have transitioned to 300 mm wafer technology, there are still many who utilize 200 mm technology, requiring prior-generation equipment. To address this market and to meet customers’ needs for high-performance, low-risk equipment, our Reliant™ Systems Business offers a suite of new and refurbished Lam legacy equipment.

With the acquisition of Novellus, we entered into the business of developing, manufacturing, selling and supporting equipment used in grinding, lapping and polishing precision parts used in a broad spectrum of industrial applications. Our primary subsidiary in this area, Peter Wolters, is a leader in the design and manufacturing of high precision grinding, lapping, polishing, and deburring systems used to achieve a highly precise or smooth surface on a finished material. Peter Wolters’ products are used in the semiconductor and LED manufacturing industries, as well as in the automotive, aerospace, medical, and green energy industries.

Lam’s subsidiary, Silfex, is a leading provider of high purity custom silicon components and assemblies that serve high technology markets including the solar, optics, and semiconductor equipment markets. In addition to its silicon growing and fabrication services, Silfex also provides full vertical integration through the development of bonding, precision cleaning and clean room manufacturing necessary in the fabrication of critical components used by its customers.

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

Production-proven in high-volume manufacturing for the more than 15 years, our patented Dual Frequency Confined™ (“DFC”) technology has been extended to incorporate multi-frequency power with physically confined plasma. The application of power at different frequencies provides enhanced process flexibility and allows different materials to be etched in the same chamber. Physical confinement of the plasma to an area directly above the wafer minimizes chemical interaction with the chamber walls, eliminating potential polymer build-up that could lead to defects on the wafer. Confinement also enables our proprietary in situ Waferless Autoclean™ (“WAC”) technology to clean chamber components after each wafer has been etched. Used together, multi-frequency and WAC technologies provide a consistent process environment for every wafer, preventing process drift and ensuring repeatable process results wafer-to-wafer and chamber-to-chamber.

2300 Flex Product Family:

2300® Exelan® Flex™, 2300® Exelan® Flex45™, 2300® Flex™ D Series, 2300® Flex™ E Series

Our 2300 Flex dielectric etch product family represents a continuous evolution of the productivity and performance benefits of DFC technology. The 2300 Flex family allows a single chamber design to meet the requirements of a wide range of applications at multiple nodes. Advances in system design, such as multiple frequencies, higher power capabilities and tunable wafer temperature, meet the more demanding uniformity and profile requirements for applications at advanced technology nodes.

Conductor Etch

As the semiconductor industry continues to shrink critical feature sizes and improve device performance, a variety of new etch challenges have emerged. For conductor etch, these challenges include processing smaller features, new materials, and 3-dimensional transistor structures on the wafer. Due to decreasing feature sizes, the etch process can now require atomic-level control across a 300 mm wafer. The incorporation of new metal gates and high-k dielectric materials in the device stack requires advanced multi-film etching capability. Furthermore, the adoption of double patterning techniques to address lithography challenges, which began at sub-40nm technology nodes, expands etch processing by defining the feature on the wafer and also transferring the pattern into the film. All of these challenges require today’s conductor etch systems to provide advanced capabilities, while still providing high productivity.

Introduced in 1992, our Transformer Coupled Plasma™ (“TCP”) technology continues to provide leading-edge capability for advanced conductor etch applications at leading edge technology nodes. By efficiently coupling radio frequency (“RF”) power into plasma at low pressures, the TCP technology provides capability to etch nanoscale features into silicon and metal films. The advanced TCP source design ensures a uniform, high-density plasma across the wafer, without requiring magnetic enhancements that could cause device damage. With a wide process window over a range of power, chemistry, and pressure combinations, TCP technology provides the flexibility required to perform multiple etch steps in the same chamber.

2300 Kiyo Product Family:

2300® Versys® Kiyo®, 2300® Versys® Kiyo45™, 2300® Kiyo® C Series, 2300® Kiyo® E Series

2300 Versys Metal Product Family:

2300® Versys® Metal, 2300® Versys® Metal45™, 2300® Versys® Metal L, 2300® Versys® Metal M

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

Through-Silicon Via Etch

The semiconductor industry is developing advanced, three-dimensional integrated circuits (“3D ICs”) using through-silicon vias (“TSVs”) to provide interconnect capability for die-to-die and wafer-to-wafer stacking. In addition to a reduced form factor, 3D ICs can enhance device performance through increased speed and decreased power consumption. Manufacturers are currently considering a wide variety of 3D integration schemes that present an equally broad range of TSV etch requirements. Plasma etch technology, which has been used extensively for deep silicon etching in memory devices and micro-electromechanical systems (“MEMS”) production, is well suited for TSV creation.

2300 Syndion Product Family:

2300® Syndion®, 2300® Syndion® C

The 2300 Syndion etch system is based on our patented TCP technology and the production-proven 2300 Versys Kiyo conductor etch system. The Syndion system can etch multiple film stacks in the same chamber; including silicon, dielectric, and conducting materials, thereby addressing multiple TSV etch requirements.

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

TCP 9400DSiE Product Family:

TCP® 9400DSiE™, TCP® 9400DSiE™ II

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

Deposition Process

Our advanced deposition systems use chemical vapor deposition (“CVD”), physical vapor deposition (“PVD”), and electrochemical deposition (“ECD”) processes to form transistor, capacitor, and interconnect layers in an integrated circuit. Our high-density plasma CVD (“HDP-CVD”) and plasma-enhanced CVD (“PECVD”) systems employ a chemical plasma to deposit dielectric material within the gaps formed by the etching of aluminum or in a copper chip as a blanket film which can be etched with patterns for depositing conductive materials into the etched dielectric. Our CVD tungsten systems are used to deposit conductive contacts between transistors and interconnects or between layers of metal interconnect wiring. Our PVD systems deposit conductive aluminum and copper metal layers by sputtering metal atoms from the surface of a target source. Our ECD systems deposit copper to form the conductive wiring on integrated circuits using copper interconnects.

CVD Technologies

In the CVD process, manufacturers place wafers in a reaction chamber, introduce a variety of pure and precisely metered gases into the chamber, and then add a form of energy to activate a chemical reaction that deposits a film on the wafers. The CVD process is the traditional method used to deposit dielectric films on wafers. Manufacturers also use CVD to deposit conductive metal layers, particularly tungsten, as it is difficult to deposit such layers on devices with very small features when using conventional PVD or other deposition technologies.

ALTUS Product Family:

ALTUS®, ALTUS® Max, ALTUS® Max ExtremeFill™, ALTUS® DirectFill™

The ALTUS tungsten CVD deposition systems deliver leading productivity and technology for contact and local interconnect applications. The system delivers advanced contact and via fill technology using a Pulsed Nucleation Layer (PNL™) Lam’s advanced Atomic Layer Deposition (ALD) nucleation technology with chemical vapor deposition processes, and the ALTUS multi-station sequential deposition (“MSSD”) architecture allows the nucleation layer and CVD fill to be performed within the same ALTUS Max chamber. The latest advancement of the product, ALTUS Max ExtremeFill, has recently been introduced for challenging conventional applications and 3D fill applications requiring greater than 100% step coverage, and can be upgraded onto existing ALTUS or ALTUS Max systems. The ALTUS DirectFill barrier deposition system delivers a highly conformal tungsten nitride barrier film using PNL™ technology. The system is adapted from the ALTUS Max platform with the sequential deposition architecture providing maximum productivity and high reliability, resulting in low cost of ownership. ALTUS DirectFill technology extends contact metallization to future technology nodes, enabling superior electrical performance and low power consumption.

SPEED Product Family:

SPEED®, SPEED® NExT, SPEED® Max

For gapfill HDP-CVD applications, the SPEED Max 300 mm system offers significant flexibility and productivity benefits while extending HDP- CVD into leading edge technology nodes and beyond. SPEED Max’s ability to run multiple processes for various devices in one platform, without any hardware changes, improves customer development times and tool utilizations across product lines. The SPEED Max isothermal chamber design, combined with an enlarged remote plasma source, allows more wafers to be processed between plasma cleans and delivers superior throughput per system. In addition, the multi-port injection, together with isolated source technology, customizes the deposition and in situ etching profile for optimal thickness and gap fill uniformity across the wafer.

VECTOR Product Family:

VECTOR®, VECTOR® Express, VECTOR® Express AHM, VECTOR® Extreme, VECTOR® Extreme AHM, VECTOR® Extreme TEOS xT, VECTOR® Excel

The VECTOR PECVD products are used for depositing dielectric films on 300 mm wafers. With over 1,000 systems installed in logic fabs, memory fabs, and foundries around the world, VECTOR has the highest installed base of 300mm PECVD systems in the industry. The VECTOR multi-station sequential deposition architecture not only provides excellent wafer-to-wafer repeatability, but also allows independent temperature and RF control of each processing station, critical in meeting the integration needs for advanced technology nodes. VECTOR is available in a number of different models for different end applications. The VECTOR Express delivers capital productivity with high reliability. VECTOR Extreme is designed for memory megafabs, and the VECTOR Extreme TEOS xT version runs at industry leading throughputs. Both VECTOR Express and VECTOR Extreme can also be configured to deposit ashable hard mask (“AHM”) films. Finally, the VECTOR Excel is a modular system designed to address the needs of advanced technology nodes that require pre- or post-deposition treatment of the dielectric film.

SOLA Product Family:

SOLA®, SOLA® xT

SOLA is an innovative ultraviolet thermal processing (“UVTP”) system used for the post-deposition treatment of dielectric films. SOLA is based on multi-station sequential treatment architecture to improve film properties and resulting device yields. The SOLA architecture is both highly productive and flexible and allows the use of different lamps, light intensities, and temperatures at each processing station, resulting in superior post-treatment film performance and improved wafer to wafer uniformity. A variety of applications benefit from SOLA technology, including high-stress silicon nitrides and ultra-low-k dielectrics used to deliver increased device speeds and lower power consumption for advanced technology nodes.

PVD Technologies

PVD, also known as “sputtering,” is a process in which ions of an inert gas, such as argon, are electrically accelerated in a high vacuum toward a target of pure metal, such as tantalum or copper. Upon impact, the argon ions sputter off the target material, which is then deposited as a thin film on a silicon wafer. PVD processes are used to create the barrier and seed layers in copper damascene interconnect applications, as well as in front-end-of-line applications such as high-k/metal gate schemes for logic devices.

INOVA Product Family:

INOVA®, INOVA® xT, INOVA® NExT

The latest generation INOVA NExT is a 300 mm PVD system designed for both copper damascene and subtractive aluminum manufacturing processes. For copper applications, the INOVA NExT features the patented Hollow Cathode Magnetron (HCM™) source technology to provide ion-induced copper seed flow (IonFlow™) enabling the sidewall coverage, film quality, and scalable seed layers required for advanced technology nodes. Coupled with the HCM IONX™ tantalum or titanium barrier technology, the INOVA NExT system enables PVD copper barrier seed ensures extendibility. For aluminum applications, the INOVA NExT production-proven Q300 Planar Magnetron Source provides industry-leading system productivity with lowest cost of consumables and defects, our highest manufacturing throughput, and excellent process control for robust integration.

ECD Technologies

Lam’s Electrofill® products are used to build the copper primary conductive wires in advanced integrated circuits. Electrofill uses a copper electrolytic solution to create lines and vias in a dielectric layer which has been etched with the pattern of the circuitry, in a process called copper damascene.

SABRE Product Family:

SABRE®, SABRE® xT, SABRE® NExT, SABRE® Extreme, SABRE® Excel

The latest-generation SABRE Excel system features a deposition module that incorporates our patented IRISCell™ technology that enables the deposition of very thin seeds for advanced technology nodes. SABRE Excel’s Multiwave entry and low-corrosion electrolyte also dramatically improve on-wafer performance, reduce cost of consumables, and significantly reduce production halting defects.

Surface Preparation Process

Chip manufacturers use surface preparation products to remove photoresist from a wafer’s surface after the photolithographic circuitry patterning process to remove any film residues and particles before proceeding with the next deposition step in the manufacturing process. Both wet chemistry and dry chemistry strip processes may be used in semiconductor manufacturing. In dry strip, a combination of plasma energy and gaseous chemistries are combined to achieve the desired result.

Standalone Photoresist Strip Products:

GxT®, G400®

Our family of photoresist strip products are tailored to the specific needs of memory and logic customers. The GxT photoresist strip system is intended for critical logic device cleaning steps that demand low material loss, full temperature and chemistry flexibility, and ultra-low defect rates. The GxT’s MSSP architecture facilitates complex, multi-step ashing processes, while the ultra-low silicon loss (“ULSi”) H2-based process provides non-oxidizing chemistries for near-zero material loss. Our G400 system, the industry’s most productive photoresist system, is targeted for memory manufacturers and provides bulk strip and high-dose implant strip capabilities. Enhanced source technology combined with faster wafer heating provides the G400 with industry leading throughputs for bulk strip applications and implant strip.

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

As customers transition to smaller geometries, it becomes increasingly more challenging to efficiently remove particles and residues while at the same time minimizing substrate material loss, protecting structures with fragile new materials and smaller feature sizes, and efficient drying. Similarly, as manufacturers transition to smaller technology nodes, managing particle build-up on the back-side of the wafer surface is becoming more critical. Single-wafer wet processing provides an advantage over batch cleaning by preventing particles from migrating from the back-side of a wafer to the front-side during the cleaning steps. In addition, management of potential defect sources at the wafer edge becomes increasingly challenging as new materials are introduced in the process flow.

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

Single-wafer wet processing is particularly advantageous for those applications where improved defect performance (removing particles without damaging the wafer pattern) or enhanced selectivity and CD control can improve yield. Over the past decade, the transition from batch to single-wafer processing has occurred for back-end-of-line wet clean applications. More recently device manufacturers have transitioned to single-wafer processing for front-end-of-line wet clean applications as the need for higher particle removal efficiency without device structure damage has increased.

Spin Wet Clean Products:

SP Series, Da Vinci®, DV-Prime®

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

Plasma-Based Bevel Clean

Semiconductor manufacturers clean the wafer edge or bevel to properly remove yield limiting defects. New materials like porous low-k and organic films often do not adhere as well as traditional silicon or polymer-based films and have the potential to be significant defect sources. By including cleaning steps that target the bevel region, the number of good die at the wafer’s edge can be increased to maximize yield.

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

Advanced Wafer-Level Packaging or “Back End” Systems

3D wafer level packaging (“WLP”) is emerging as an alternative to traditional two dimensional packaging as the 3D approach offers a smaller form factor in the final chip package, increased interconnect speed and bandwidth, and lower power consumption, among other benefits. To address this emerging trend, we currently offer WLP versions of our ECD, PVD, PECVD and photoresist strip systems.

ECD: SABRE® 3D — Designed for advanced wafer-level packaging applications including through-silicon vias, redistribution layers, pillars, under-bump metallization, and bumping. The system’s innovative modular design maximizes footprint density, enables integrated multi-layer processing, and supports field extendibility, making capacity additions easy and cost effective. The SABRE 3D incorporates many of the same technologies found on the standard SABRE platform, including sealed dry contacts, innovative clamshell and cell design, and SmartDose™ plating bath control.

PVD: INOVA® 3D — Designed for depositing copper barrier/seed films for TSVs, the INOVA 3D uses our next-generation patented HCM sputtering source coupled with our IonFlow technology to provide superior copper sidewall coverage and ultra-low defects in high aspect ratio TSVs. The ion-induced copper flow process enables void-free fill to be achieved while using a much thinner seed layer compared to competitive PVD approaches, reducing the manufacturing cost of consumables for the TSV PVD process step by greater than 50%.

PECVD: VECTOR® 3D — Used to deposit high quality dielectric liners for TSV structures, as well as other low temperature films such as silicon nitride and silicon oxide that are compatible with bonded substrates. The system incorporates technology to tune the hermiticity and electrical performance of these low temperature films to match the film quality typically obtained with a higher temperature dielectric deposition. VECTOR 3D also uses the same patented MSSD technology that is incorporated into the more than 1,000 VECTOR PECVD systems that have been shipped worldwide.

Photoresist Strip: G3D™ — Introduced in 2010, the G3D is a version of the GxT platform designed for advanced WLP applications, including contact clean and TSV photoresist strip. The G3D photoresist strip system has been designed to quickly remove thick (20-100 micron) photoresists used in the manufacture of redistribution layers and pillars and to achieve residue-free strip and clean of high aspect ratio TSVs. G3D’s competitive edge comes from a unique combination of high productivity, low temperature processing, and a deep cleaning capability that is enabled by the system’s high ash rate inductively-coupled plasma source. With flexible RF power and gas distribution controls, and a low-temperature processing capability, the G3D affords a wide process window for residue-free removal at industry leading throughputs.

LED Manufacturing Systems

For the LED sub-segment of the general lighting marketplace, we offer a suite of highly productive deposition, strip, and polishing/grinding process equipment solutions for LED manufacturing. Our products for LED manufacturing include the L3510® line of photoresist strip systems for de-scum and dry strip cleaning processes, the INOVA and SABRE systems for LED metallization steps, the SEQUEL® and VECTOR systems for PECVD deposition, and the AC-1500-P3 double-side polishing system from Peter Wolters for polishing and backside grinding. Our LED manufacturing products are designed for substrates of sapphire, silicon carbide, silicon, gallium arsenide and gallium nitride, and can be used with wafers ranging from 2 inches (50 mm) to 12 inches (300 mm) in diameter. All systems are supported by our worldwide field service organization.

Fiscal Periods Presented

All references to fiscal years apply to our fiscal years, which ended June 24, 2012, June 26, 2011, and June 27, 2010. In all sections of this document, the fiscal 2012 information presented reflects 20 days of Novellus related activity.

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

Our R&D expenses during fiscal years 2012, 2011, and 2010 were $444.6 million, $373.3 million, and $320.9 million, respectively. The majority of R&D spending over the past three years has been targeted at etch and other plasma-based technologies, single-wafer clean, and other semiconductor manufacturing products. We believe current challenges for customers at various points in the semiconductor manufacturing process present opportunities for us.

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

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
	(in thousands)
Revenue:
Korea	$893,549	$756,660	$539,312
Taiwan	467,922	766,910	703,854
North America	458,531	393,004	186,036
Japan	308,189	405,371	318,641
Asia Pacific	292,963	492,600	252,248
Europe	244,038	423,148	133,685

Total revenue	$2,665,192	$3,237,693	$2,133,776

Customers

Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. In fiscal year 2012, three customers, Samsung Electronics Company, Ltd., SK Hynix Inc., and Taiwan Semiconductor Manufacturing Company, Ltd., combined represented approximately 50% of total revenues and each customer individually represented greater than 10% of total revenues. In fiscal year 2011, Samsung Electronics Company, Ltd. represented approximately 24% of total revenues. In fiscal year 2010, three customers, Samsung Electronics Company, Ltd., Taiwan Semiconductor Manufacturing Company, Ltd., and Toshiba Corporation, combined represented approximately 50% of total revenues and each customer individually represented greater than 10% of total revenues.

A material reduction in orders from our customers could adversely affect our results of operations and projected financial condition. Our business depends upon the expenditures of semiconductor manufacturers. Semiconductor manufacturers’ businesses, in turn, depend on many factors, including their economic capability, the current and anticipated market demand for integrated circuits and the availability of equipment capacity to support that demand.

Backlog

In general, we schedule production of our systems based upon our customers’ delivery requirements. In order for a system to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted, 2) we have an agreement on prices and product specifications, and 3) there is a scheduled shipment within the next 12 months. In order for spares and services to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted and (2) delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not to exceed 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. At June 24, 2012 and June 26, 2011, our backlog was approximately $870 million and $641 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

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

Employees

As of August 14, 2012, we had approximately 6,600 regular employees. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information.

In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends, to a significant extent, upon our continued ability to attract and retain qualified employees particularly in the R&D and customer support functions.

Competition

The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, customer support, defect control, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, and similar factors. Our ability to succeed in the marketplace depends upon our ability to maintain existing products and introduce product enhancements and new products that meet customer requirements on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of third-party spare parts provider competition.

We face significant competition with all of our products and services. Our primary competitors in the etch market are Tokyo Electron, Ltd. and Applied Materials, Inc. Our primary competitors in the single-wafer wet clean market are Dainippon Screen Manufacturing Co. Ltd. and Tokyo Electron, Ltd. In the tungsten CVD, PECVD, HDP-CVD, ECD and PVD markets, our primary competitor is Applied Materials, Inc. In the PECVD market, we also compete against ASM International. Our primary competitors in the surface preparation product arena are Mattson Technologies, Inc. and PSK, Inc.

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

EXECUTIVE OFFICERS OF THE COMPANY

As of August 22, 2012, the executive officers of Lam Research were as follows:

Name	Age	Title
Martin B. Anstice	45	President and Chief Executive Officer
Timothy M. Archer	45	Chief Operating Officer
Ernest E. Maddock	54	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
Richard A. Gottscho	60	Senior Vice President, Global Products
Sarah A. O’Dowd	62	Group Vice President, Chief Legal Officer

Martin B. Anstice is President and Chief Executive Officer of Lam Research. He joined Lam Research in April 2001 as Senior Director, Operations Controller, was promoted to the position of Managing Director and Corporate Controller in May 2002, was promoted to Group Vice President, Chief Financial Officer and Chief Accounting Officer in June 2004, was named Senior Vice President, Chief Financial Officer and Chief Accounting Officer in March 2007, was promoted to Executive Vice President, Chief Operating Officer, in September 2008, and promoted to President, Chief Operating Officer, in December 2010. In January 2012, Mr. Anstice was appointed President, Chief Executive Officer, and in February 2012, was appointed to the Lam Research Corporation Board of Directors. Mr. Anstice began his career at Raychem Corporation where, during his 13-year tenure, he held numerous finance roles of increasing responsibility in Europe and North America. Subsequent to Tyco International’s acquisition of Raychem in 1999, he assumed responsibilities supporting mergers and acquisition activities of Tyco Electronics. Mr. Anstice is an associate member of the Chartered Institute of Management Accountants in the United Kingdom.

Timothy M. Archer joined Lam Research in June 2012 as the Company’s Chief Operating Officer. Prior to Lam Research, Mr. Archer spent 18 years at Novellus Systems in various technology development and business leadership roles, including most recently as Chief Operating Officer from January 2011 to June 2012, Executive Vice President Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011, and Executive Vice President of the PECVD and Electrofill Business Units from November 2008 to September 2009. Mr. Archer’s tenure at Novellus Systems also included assignments as Senior Director of Technology for Novellus Systems Japan from 1999 to 2001 and Senior Director of Technology for the Electrofill Business Unit from April 2001 to April 2002. Mr. Archer started his career in 1989 at Tektronix where he was responsible for process development for high-speed bipolar integrated circuits. Mr. Archer completed the Program for Management Development at Harvard Graduate School of Business and holds a Bachelor of Science degree in Applied Physics from the California Institute of Technology.

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

Richard A. Gottscho is the Company’s Senior Vice President, Global Products Group, a position he has held since August 2010. Prior to that time, he had been Group Vice President and General Manager, Etch Businesses since March 2007. Dr. Gottscho joined the Company in January 1996 and has served at various Director and Vice President levels in support of etch products, CVD products, and corporate research. Prior to joining Lam Research, Dr. Gottscho was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. Dr. Gottscho is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and Plasma Science and Technology Division Prize, the Gaseous Electronics Conference Foundation Lecturer, the Dry Process Symposium Nishizawa Award, and the Tegal Thinker Award. He is a fellow of the American Physical and American Vacuum Societies and has served on numerous editorial boards of refereed technical publications, program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and the Pennsylvania State University, respectively.

Sarah A. O’Dowd joined Lam Research in September 2008 as Group Vice President and Chief Legal Officer, responsible for general legal matters, intellectual property and ethics & compliance. In addition to her Legal function, in April 2009 she was appointed Vice President of Human Resources and served in this dual capacity from April 2009 through May 2012. Prior to joining Lam Research, Ms. O’Dowd was Vice President and General Counsel for FibroGen, Inc. from February 2007 until September 2008. Until February 2007, Ms. O’Dowd was a shareholder in the law firm of Heller Ehrman LLP for more than twenty years, practicing in the areas of corporate securities, governance and mergers and acquisitions for a variety of clients, principally publicly traded high technology companies. She served in a variety of leadership and management roles at Heller Ehrman, including Managing Partner of the Silicon Valley and San Diego offices, member of the firm’s Policy Committee and, as head of the firm’s business practice groups, a member of the firm’s Executive Committee.

Item 1A.	Risk Factors

In addition to the other information in this 2012 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

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

Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which it is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits. The semiconductor industry is cyclical in nature and experiences periodic downturns. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns can cause material adverse changes to our results of operations and financial condition including, but not limited to:

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

Our Long-term Success, Results of Operations and the Value of Our Common Stock Depend on Our Ability to Successfully Combine the Novellus Business With Our Pre-existing Business, Which May Be More Difficult, Costly or Time-consuming Than Expected

On June 4, 2012, we acquired Novellus, and we are currently combining Novellus’ business with our pre-existing business. Our future success, results of operations and the value of our common stock depend, in part, on our ability to realize the anticipated benefits of the acquisition. To realize these anticipated benefits, we must successfully combine our businesses in an efficient and effective manner and communicate the impact that a business combination will have on our financial statements. If we are not able to achieve and clearly communicate these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer than expected to realize, and our results of operations and the value of our common stock may be adversely affected.

Specific issues that must be addressed in integrating the operations of Novellus into our pre-existing operations in order to realize the anticipated benefits of the acquisition include, among other things:

•

integrating and optimizing the utilization of the properties, equipment, suppliers, distribution channels, manufacturing, service, marketing, promotion and sales activities and information technologies of the combined company;

•	consolidating corporate and administrative infrastructures of the combined company;

•	coordinating geographically dispersed organizations of the combined company;

•	retaining and growing business at existing customers and attracting new customers to the combined company;

•	managing our contractual and business relationships with common suppliers and customers to reduce inconsistent or inefficient effects;

•	retaining key employees and utilizing their technical knowledge and business expertise;

•	communicating the inherently complex factors that a business combination will have on our financial position and results of operations; and

•	conforming standards, controls, procedures, policies, business cultures and compensation structures throughout the combined company.

In addition, integration efforts will also divert management attention and resources, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the combined company’s operations or to realize the anticipated benefits of the acquisition.

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

Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share

As a result of the sale of our 2016 and 2018 convertible notes and the assumption of the 2041 convertible notes in connection with the Novellus acquisition (collectively the “Notes”), we have a greater amount of debt than we have maintained in the past. Our maintenance of higher levels of indebtedness could have adverse consequences including:

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

Conversion of our Notes may cause dilution to our shareholders and to our earnings per share. Upon conversion of any Notes, we will deliver cash in the amount of the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes. Prior to the maturity of the Notes, if the price of our common stock exceeds the conversion price, U.S. GAAP requires that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our common stock could also be affected by sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging activity that may develop involving our common stock by holders of the Notes.

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

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments and profitability. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in increased costs and/or lower margins for us. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results. As of June 24, 2012, three customers accounted for approximately 24%, 17%, and 11 % of accounts receivable. As of June 26, 2011, three customers accounted for approximately 17%, 14%, and 10% of accounts receivable.

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

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability, quality, or design problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. The expected industry transition to a 450mm platform represents an emerging challenge for our business. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.

In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next generation devices. This shift may result in a reduction in the size of Lam’s addressable markets. For example, the adoption of extreme ultraviolet lithography may adversely impact Lam’s served available market.

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products, which we expect will continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is, therefore, critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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

In addition, the fact that we offer limited product lines creates the risk that our customers may view us as less important to their business than our competitors that offer additional products as well. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Our business is affected by our customers’ use of our products in certain steps in their wafer fabrication processes. Should technologies change so that the manufacture of semiconductor chips requires fewer steps using our products, this could have a larger impact on our business than it would on the business of our less concentrated competitors.

Strategic Alliances and Potential Customer Consolidation May Have Negative Effects on Our Business

Increasingly, semiconductor manufacturing companies are entering into strategic alliances or consolidating with one another to expedite the development of processes and other manufacturing technologies and/or achieve economies of scale. The outcomes of such an alliance can be the definition of a particular tool set for a certain function and/or the standardization of a series of process steps that use a specific set of manufacturing equipment; while the outcomes of consolidation can lead to an overall reduction in the market for semiconductor manufacturing equipment as customers’ operations achieve economies of scale and/or increased purchasing power based on their higher volumes. While in certain instances this could work to our advantage, if our equipment becomes the basis for the function or process as the tool of choice for the larger consolidated customer or alliance, it could also work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such functions or processes.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 83% of total revenue in fiscal year 2012, 88% of total revenue in fiscal year 2011, and 91% of total revenue in fiscal year 2010. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

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

We currently enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated (“JPY”) revenue and monetary assets and liabilities, Euro-denominated (“EUR”) expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs (“CHF”),Taiwanese dollars (“TWD”), and Great British pounds (“GBP”). We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated (“USD”) assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

Our Ability To Attract, Retain and Motivate Key Employees Is Critical To Our Success

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property or other issues. We also face risks of claims arising from commercial and other relationships. In addition, our Bylaws and indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.

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

Our executive offices and principal operating and R&D facilities are located in Fremont, California, Livermore, California, San Jose, California, Tualatin, Oregon, and Villach, Austria. The Fremont and Livermore facilities are held under operating leases expiring in 2015 and the San Jose and Tualatin facilities are owned by the Company. Our Fremont and Livermore operating leases generally include options to renew or purchase the facilities. In addition, we lease or own properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific and lease or own manufacturing facilities located in Eaton, Ohio, Rendsburg, Germany, Chandler, Arizona, and Des Plaines, Illinois. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	Legal Proceedings

The Company is either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company believes that the amount of any such additional loss would be immaterial to the Company’s business, financial condition, and results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol LRCX. As of August 14, 2012 we had 458 stockholders of record. In fiscal years 2012 and 2011 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends. The table below sets forth the high and low prices of our common stock as reported by The NASDAQ Stock Market, Inc. for the period indicated:

	2012
	High	Low
First Quarter	$46.27	$34.92
Second Quarter	$45.48	$34.81
Third Quarter	$45.04	$36.15
Fourth Quarter	$45.29	$35.84

	2011
	High	Low
First Quarter	$43.76	$35.39
Second Quarter	$52.91	$36.77
Third Quarter	$59.10	$46.27
Fourth Quarter	$57.41	$41.77

Repurchase of Company Shares

On September 10, 2010, the Board of Directors authorized the repurchase of up to $250 million of our common stock and on September 1, 2011 the Board of Directors authorized the repurchase of up to an additional $500 million of our common stock. On December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of our common stock in conjunction with the acquisition of Novellus, which replaces the previous repurchase authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our available cash. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. During fiscal year 2012 such arrangements included the following.

Cash Enhanced Share Repurchases

Under cash enhanced share repurchases, we are required to make an up-front cash payment in exchange for the right to receive shares of our common stock or cash at the expiration of the agreement, dependent upon the closing price of our common stock at the settlement date. During the year ended June 24, 2012, one such arrangement resulted in the receipt of 2.6 million shares upon settlement at an aggregate price of $100.0 million and two such arrangements were settled in cash for an aggregate of $130.2 million. All cash enhanced share repurchase agreements during fiscal year 2012 were executed prior to the December 2011 $1.6 billion buyback authorization. As of June 24, 2012 there are no outstanding prepayments under such arrangements. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of Additional paid in capital in our Consolidated Balance Sheet.

Collared Accelerated Share Repurchases

During the year ended June 24, 2012, we entered into two share repurchase transactions under one master repurchase arrangement. Under these collared accelerated share repurchase transactions (“ASRs”), we made up-front cash payments of $375 million and $200 million, respectively, three days after the respective trade date in exchange for an initial delivery of 6.6 million and 3.9 million shares of our common stock, respectively. The number of shares to ultimately be repurchased by us is based generally on the volume-weighted average price (“VWAP”) of our common stock during the term of the ASR minus a pre-determined, fixed discount set at inception of the ASR, subject to collar provisions that provide a minimum and maximum number of shares that we could repurchase under the agreements.

The minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for our common stock during an initial hedge period. We received incremental shares on top of the initial shares delivered such that the total number of shares received under the ASRs after the initial hedge period equaled 8.8 million and 4.8 million shares, representing the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before September 18, 2012 and October 9, 2012, respectively. However, each ASR is subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, we may receive additional shares based on the VWAP of our common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under the ASRs does not exceed the maximum of 10.8 and 6.6 million shares, respectively.

We accounted for each ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to our own common stock and classified in stockholders’ equity. As such, we accounted for the shares that we received under the ASRs as a repurchase of our common stock for the purpose of calculating earnings per common share. We have determined that the forward contracts indexed to our common stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC, and, therefore, the ASRs were not accounted for as derivative instruments. As of June 24, 2012, the aggregate repurchase price of $575.0 million is reflected as Treasury stock, at cost, in our condensed consolidated balance sheet.

The counterparty designated July 6, 2012 as the accelerated termination date, at which time we settled the $375 million ASR and received an additional 1.3 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.80 for the transaction period. The counterparty designated July 25, 2012 as the accelerated termination date, at which time we settled the $200 million ASR and received an additional 0.7 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.12 for the transaction period.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2011	—	$—	—	$249,244
Authorization of additional $500 million - September 2011	—	$—	—	$749,244
Quarter ended September 25, 2011	2,063	$37.83	1,977	$674,957
Quarter ended December 25, 2011	2,955	$38.79	2,860	$564,320
Authorization of replacement $1.6 billion plan - December 2011	—	$—	—	$1,600,000
Quarter ended March 25, 2012	452	$41.86	300	$1,587,487
March 26, 2012 - April 25, 2012	82	$44.49	—	$1,587,487
April 26, 2012 - May 25, 2012	6,754	$38.37	6,745	$1,301,967
May 26, 2012 - June 24, 2012	9,640	$37.51	9,578	$911,933

Total	21,946		21,460

*	Average price excludes accelerated share repurchases that had not settled as of June 24, 2012 as the final price per share for these repurchases was not known until each transactions’ settlement date in fiscal 2013.

(1)	In addition to shares repurchased under Board authorized repurchase programs, included in this column are 486,000 shares acquired at a total cost of $20.5 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

Cumulative 5-year Return

The graph below compares Lam Research Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Research Data Group, Incorporated (“RDG”) Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2007 to June 30, 2012.

	6/07	6/08	6/09	6/10	6/11	6/12
Lam Research Corporation (LRCX)	100.00	70.33	50.58	74.05	86.15	73.42
S&P 500	100.00	86.88	64.10	73.35	95.87	101.09
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
RDG Semiconductor Composite	100.00	82.09	61.89	76.16	94.82	92.46

Item 6.	Selected Financial Data (derived from audited financial statements)

	Year Ended
	June 24, 2012 (1)(2)	June 26, 2011 (1)	June 27, 2010 (1)	June 28, 2009 (1)	June 29, 2008 (1)
	(in thousands, except per share data)
OPERATIONS:
Revenue	$2,665,192	$3,237,693	$2,133,776	$1,115,946	$2,474,911
Gross margin	1,084,069	1,497,232	969,935	388,734	1,173,406
Goodwill impairment (3)	—	—	—	96,255	—
Restructuring charges and asset impairments, net (4)	1,725	11,579	21,314	44,513	6,366
409A expense (5)	—	—	(38,590)	3,232	44,494
Legal judgment	—	—	—	4,647	—
In-process research and development	—	—	—	—	2,074
Operating income (loss)	237,733	804,285	425,410	(281,243)	509,431
Net income (loss)	168,723	723,748	346,669	(302,148)	439,349
Net income (loss) per share:
Basic	$1.36	$5.86	$2.73	$(2.41)	$3.52
Diluted	$1.35	$5.79	$2.71	$(2.41)	$3.47
BALANCE SHEET:
Working capital	$2,988,181	$2,592,506	$1,198,004	$855,064	$1,280,028
Total assets	8,004,652	4,053,867	2,487,392	1,993,184	2,806,755
Long-term obligations, less current portion	1,255,600	903,263	160,600	158,019	385,132

(1)	Fiscal year 2012, 2011, 2010, 2009 and 2008 amounts include the operating results of SEZ from the acquisition date of March 11, 2008. The acquisition was accounted for as a business combination in accordance with the applicable accounting guidance.
(2)	Fiscal year 2012 amounts include the operating results of Novellus from the acquisition date of June 4, 2012. The acquisition was accounted for as a business combination in accordance with the applicable accounting guidance.
(3)	During fiscal year 2009, a combination of factors, including the economic environment, a sustained decline in our market valuation and a decline in our operating results indicated possible impairment of our goodwill. We conducted an analysis and concluded that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009.
(4)	Restructuring charges and asset impairments, net exclude restructuring charges (releases) included in cost of goods sold and reflected in gross margin of ($1.0) million, $3.4 million, $21.0 million, and $12.6 million for fiscal years 2012, 2010, 2009, and 2008, respectively. Restructuring and asset impairment amounts included in cost of goods sold and reflected in gross margin during fiscal year 2012 related to a recorded obligation not realized for a previously restructured product line. Restructuring and asset impairment amounts included in cost of goods sold and reflected in gross margin during fiscal year 2010 primarily related to asset impairments for production efficiencies and shifts in product demands partially offset by the recovery of expenses related to previously impaired inventory. Restructuring amounts included in cost of goods sold and reflected in gross margin during fiscal year 2009 primarily relate to the Company’s alignment of its cost structure with the outlook for the current economic environment and future business opportunities. Restructuring amounts included in cost of goods sold and reflected in gross margin during fiscal year 2008 primarily related to the integration of SEZ.
(5)	409A expense excludes a credit included in cost of goods sold and reflected in gross margin of $5.8 million in fiscal year 2010 related to a reversal of accrued liabilities due to final settlement of matters associated with our Internal Revenue Code Section 409A (“409A”) expenses from the 2007 voluntary independent stock option review. 409A expense excludes an expense included in cost of goods sold and reflected in gross margin of $6.4 million during fiscal year 2008. Following a voluntary independent review of its historical stock option granting process, the Company considered whether Section 409A of the Internal Revenue Code of 1986, as amended (“IRC”), and similar provisions of state law, applied to certain stock option grants as to which, under the applicable accounting guidance, intrinsic value was deemed to exist at the time of the options’ measurement dates. If, under applicable tax principles, an employee stock option is not considered as granted with an exercise price equal to the fair market value of the underlying stock on the grant date, then the optionee may be subject to federal and state penalty taxes under Section 409A (collectively, “Section 409A liabilities”). On March 30, 2008, the Board of Directors authorized the Company (i) to assume potential Section 409A Liabilities, inclusive of applicable penalties and interest, of current and past employees arising from the exercise in 2006 or 2007 of Company stock options that vested after 2004, and (ii) if necessary, to compensate such employees for additional tax liability associated with that assumption.

	Three Months Ended (1)
	June 24, 2012	March 25, 2012	December 25, 2011	September 25, 2011
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2012:
Revenue	$741,814	$658,961	$583,981	$680,436
Gross margin	298,213	267,147	234,826	283,883
Restructuring and asset impairments - operating expenses	—	—	—	1,725
Operating income	32,670	58,118	47,546	99,399
Net income	18,069	45,604	33,212	71,838
Net income per share
Basic	$0.13	$0.38	$0.28	$0.58
Diluted	$0.13	$0.38	$0.27	$0.58
Number of shares used in per share calculations:
Basic	133,997	119,841	119,739	123,130
Diluted	135,842	120,956	120,873	124,049

	Three Months Ended (1)
	June 26, 2011	March 27, 2011	December 26, 2010	September 26, 2010
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2011:
Revenue	$752,018	$809,087	$870,714	$805,874
Gross margin	338,454	374,019	407,433	377,326
Restructuring and asset impairments - operating expenses	16,742	—	—	(5,163)
Operating income	142,191	196,996	241,104	223,994
Net income	125,928	182,240	221,856	193,724
Net income per share
Basic	$1.02	$1.47	$1.80	$1.57
Diluted	$1.01	$1.45	$1.78	$1.55
Number of shares used in per share calculations:
Basic	123,863	123,674	123,101	123,665
Diluted	125,086	125,293	124,786	125,202

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 24, 2012 and June 26, 2011 both included 52 weeks. All quarters presented above included 13 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2012 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2012 Form 10-K).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2012 Form 10-K. MD&A consists of the following sections:

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

Executive Summary

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Our customers include semiconductor manufacturers that make DRAM, flash memory, microprocessors, and other logic integrated circuits for a wide range of consumer and industrial electronics. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in semiconductor processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

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

Demand for our products declined in fiscal year 2012 as semiconductor device manufacturers slowed the pace of their capacity expansions in response to weaker macroeconomic conditions impacting demand for certain semiconductor devices. In spite of the slowing pace of capacity expansion, particularly in the memory segment, our customers continued to invest in leading edge technologies over this period. We believe that, over the long term, demand for our products will increase as customers’ capital expenditures rise to meet growing demand for semiconductor devices, particularly in mobile markets, and address the increasing complexity of semiconductor manufacturing.

The following summarizes certain key annual financial information for the periods indicated below:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010	FY12 vs. FY11		FY11 vs. FY10
	(in thousands, except per share data and percentages)
Revenue	$2,665,192	$3,237,693	$2,133,776	$(572,501)	-17.7%	$1,103,917	51.7%
Gross margin	1,084,069	1,497,232	969,935	$(413,163)	-27.6%	$527,297	54.4%
Gross margin as a percent of total revenue	40.7%	46.2%	45.5%	-5.5%		0.7%
Total operating expenses	846,336	692,947	544,525	$153,389	22.1%	$148,422	27.3%
Net income	168,723	723,748	346,669	$(555,025)	-76.7%	$377,079	108.8%
Diluted net income per share	$1.35	$5.79	$2.71	$(4.44)	-76.7%	$3.08	113.7%

On June 4, 2012 we completed our acquisition of Novellus Systems, Inc (“Novellus”). Results for fiscal year 2012 include Novellus operations from the acquisition date through June 24, 2012. Lam’s primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for revenue and cost synergies.

Fiscal year 2012 revenues decreased 18% compared to fiscal year 2011, primarily reflecting the decrease in customer capacity investments as noted above. The decrease in gross margin as a percentage of revenue for the fiscal year 2012 compared to fiscal year 2011 was due primarily to decreased factory and field utilization as a result of lower volume, and less favorable customer and product mix. Operating expenses in fiscal year 2012 increased as compared to fiscal year 2011 primarily related to continued investments in next-generation research and development and the customer facing activities that surround and support it and costs associated with the Novellus acquisition and integration.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $3.0 billion as of June 24, 2012 compared to $2.3 billion as of June 26, 2011. This increase included the impact of $1.1 billion acquired in connection with the Novellus acquisition, offset by $773 million of share repurchases. We generated approximately $499 million in net cash provided by operating activities during fiscal year 2012, compared to net cash provided by operating activities of $881 million in fiscal year 2011. The decreased operating cash flows in fiscal year 2012 versus fiscal year 2011 were primarily a result of lower revenue, increased investments in research and development, and costs related to the Novellus acquisition.

Results of Operations

Shipments and Backlog

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Shipments (in millions)	$2,672	$3,306	$2,304

Korea	36%	21%	27%
Taiwan	18%	23%	32%
North America	17%	13%	8%
Asia Pacific	11%	17%	11%
Japan	10%	13%	15%
Europe	8%	13%	7%

Shipments for fiscal year 2012 were approximately $2.7 billion and decreased by 19% compared to fiscal year 2011. Shipments for fiscal year 2011 were approximately $3.3 billion and increased by 43% compared to fiscal year 2010. The decrease in shipments during fiscal year 2012 as compared to fiscal year 2011 related to change in demand for semiconductor equipment, especially in the first half of fiscal year 2012. The increase in shipments from fiscal year 2010 to 2011 reflects improvements in the industry and economic environments.

During fiscal year 2012, applications at or below the 45 nanometer technology node were 93% of total systems shipments. During fiscal year 2011, applications at or below the 65 nanometer technology node were 90% of total systems shipments. During fiscal year 2012 the memory market segment, foundry segment, and logic/integrated device manufacturing segment were approximately 45%, 46% and 9% of system shipments, respectively. During fiscal year 2011 the memory market segment, foundry segment, and logic/integrated device manufacturing segment were approximately 49%, 32% and 19% of system shipments, respectively. Starting with the December 2011 quarter we have modified the foundry category to include manufacturers that have a majority of their logic capacity available for the foundry business. These shipments were previously reported in the logic/integrated device manufacturing category.

Unshipped orders in backlog as of June 24, 2012 were approximately $870 million and increased from approximately $641 million as of June 26, 2011. Our unshipped orders backlog includes orders for systems, spares, and services. Please refer to “Backlog” in Part I Item 1, “Business” of this report for a description of our policies for adding to and adjusting backlog.

Revenue

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
Revenue (in millions)	$2,665	$3,238	$2,134

Korea	33%	23%	25%
Taiwan	18%	24%	33%
North America	17%	12%	9%
Japan	12%	13%	15%
Asia Pacific	11%	15%	12%
Europe	9%	13%	6%

The revenue decrease in fiscal year 2012 as compared to fiscal year 2011 was due to the decrease in customer capacity investments. The revenue increase during fiscal year 2011 compared to 2010 reflected improvements in the industry and economic environments. Our revenue levels are generally correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $335.4 million as of June 24, 2012 compared to $257.6 million as of June 26, 2011, due to the addition of Novellus-related activity and increased customer shipment levels in the second half of fiscal year 2012. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of customer acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $23 million as of June 24, 2012 compared to $70 million as of June 26, 2011.

Gross Margin

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010	FY12 vs. FY11		FY11 vs. FY10
	(in thousands, except percentages)
Gross margin	$1,084,069	$1,497,232	$969,935	$(413,163)	-27.6%	$527,297	54.4%
Percent of total revenue	40.7%	46.2%	45.5%	-5.5%		0.7%

The decrease in gross margin as a percentage of revenue for fiscal year 2012 compared to fiscal year 2011 was due primarily to decreased factory and field utilization as a result of lower volume, and less favorable customer and product mix.

The increase in gross margin as a percentage of revenue for fiscal year 2011 compared to fiscal year 2010 was due primarily to increased factory and field utilization as a result of higher volume.

Research and Development

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010	FY12 vs. FY11		FY11 vs. FY10
	(in thousands, except percentages)
Research & development (“R&D”)	$444,559	$373,293	$320,859	$71,266	19.1%	$52,434	16.3%
Percent of total revenue	16.7%	11.5%	15.0%	5.2%		-3.5%

We continued to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D spending during fiscal year 2012 compared to fiscal year 2011 was due primarily to an $18 million increase in salary and benefits as a result of higher headcount, a $21 million increase in supplies, and an $11 million increase in depreciation related to new product development. Also included in our results are $11 million of Novellus-related R&D expenses that were incurred in the June 2012 quarter from acquisition date through June 24, 2012.

The increase in R&D spending during fiscal year 2011 compared to fiscal year 2010 was due primarily to a $27 million increase in employee compensation and benefits, mainly as a result of higher headcount and stronger company profitability, and a $19 million increase in outside services and supplies related to new product development.

Approximately 30% of both fiscal years 2012 and 2011 systems revenues were derived from products introduced over the previous two years, which is reflective of our continued investment in new products and technologies.

Selling, General and Administrative

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010	FY12 vs. FY11		FY11 vs. FY10
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$400,052	$308,075	$240,942	$91,977	29.9%	$67,133	27.9%
Percent of total revenue	15.0%	9.5%	11.3%	5.5%		-1.8%

The increase in SG&A expense during fiscal year 2012 compared to fiscal year 2011 was due primarily to $63 million in expenses related to the Novellus acquisition and integration and $13 million of Novellus related SG&A expenses, including $4 million of intangible asset amortization, incurred in the June 2012 quarter from acquisition date through June 24, 2012.

The growth in SG&A expense during fiscal year 2011 compared to fiscal year 2010 was due primarily to a $44 million increase in employee compensation and benefits, mainly as a result of higher headcount and stronger company profitability, and an $18 million increase in outside services and supplies for customer penetration activities. Rent and depreciation-related expenses increased in fiscal year 2011 from fiscal year 2010 by approximately $13 million. The increases in SG&A expenses during fiscal year 2011 were offset by the release of approximately $4 million of previously reserved allowance for doubtful accounts as the result of cash collections from customers.

Restructuring and Asset Impairments

During fiscal year 2012 we incurred restructuring and asset impairment charges of $0.9 million, consisting of a $1.7 million expense related to a decline in the market value of certain facilities partially offset by the release of $0.8 million related to a recorded obligation not realized for a previously restructured product line. During fiscal year 2011 we incurred restructuring and asset impairment charges of $11.6 million consisting primarily of certain facilities charges related to the reassessment of future obligations for previously restructured leases. During fiscal year 2010 we incurred restructuring and asset impairment charges of $24.8 million, consisting primarily of $19.8 million of facilities charges related to the reassessment of future obligations for certain previously restructured leases and $6.0 million of asset impairment charges related to production efficiencies and shifts in product demands, partially offset by a recovery of $2.2 million related to inventory previously restructured in connection with our initial product line integration road maps.

For further details related to restructuring and asset impairment, see Note 19 of the Notes to Consolidated Financial Statements.

409A Expense

In fiscal year 2008, following the voluntary independent review of our historical option grant process, we considered whether Section 409A of the Internal Revenue Code and similar provisions of state law would apply to stock options that were found to have intrinsic value at the time of their respective measurement dates. If a stock option is not considered as issued with an exercise price of at least the fair market value of the underlying stock, it may be subject to penalty taxes under Section 409A and similar provisions of state law. In such a case, taxes may be assessed not only on the intrinsic value increase, but on the entire stock option gain as measured at various times. On March 30, 2008, our Board of Directors authorized us to assume potential tax liabilities of certain employees, relating to options that might be subject to Section 409A and similar provisions of state law. Those liabilities totaled $50.9 million for fiscal year 2008 and an incremental $3.2 million of expense during fiscal year 2009. During fiscal year 2010, we reached final settlement of matters associated with our 409A expenses with the Internal Revenue Service (“IRS”) and California Franchise Tax Board (“FTB”) resulting in a credit of $44.4 million due to the reversal of 409A liabilities. There were no expenses or reversals related to Section 409A during fiscal year 2011 or 2012.

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Interest income	$12,141	$9,890	$8,682
Interest expense	(38,962)	(5,380)	(994)
Gains (losses) on deferred compensation plan related assets	(914)	5,682	(84)
Foreign exchange gain (loss)	(397)	(11,085)	(103)
Other, net	(5,183)	(2,516)	(2,770)

	$(33,315)	$(3,409)	$4,731

The increase in interest income during fiscal year 2012 as compared with fiscal year 2011 and during fiscal year 2011 compared with fiscal year 2010 was primarily due to increases in our average cash and investment balances from cash provided by operations and proceeds from convertible note financing, which was partially offset by treasury stock transactions and the decrease in interest rate yields.

The increase in interest expense during fiscal year 2012 as compared with fiscal year 2011 and during fiscal year 2011 as compared with fiscal year 2010 was primarily due to the issuance of the $900 million convertible notes during May 2011.

Foreign exchange losses in fiscal year 2012 were related to un-hedged portions of the balance sheet exposures. Foreign exchange losses in fiscal year 2011 were related to un-hedged portions of the balance sheet exposures, primarily in the Euro, Korean Won, and Singapore dollar.

Other expenses during fiscal year 2012 increased as compared to fiscal year 2011 primarily due to increased charitable contributions.

Income Tax Expense

Our annual income tax expense was $35.7 million, $77.1 million, and $83.5 million in fiscal years 2012, 2011, and 2010, respectively. Our effective tax rate for fiscal years 2012, 2011, and 2010 was 17.5%, 9.6%, and 19.4%, respectively. The increase in the effective tax rate in fiscal year 2012 as compared to fiscal year 2011 was primarily due to the level of income, the change in geographical mix of income between higher and lower tax jurisdictions, decrease in federal R&D tax credit due to the expiration of the credit on December 31, 2011, increase in non-deductible stock based compensation, and non-deductible acquisition costs. The decrease in the effective tax rate in fiscal year 2011 as compared to fiscal year 2010 was primarily due to the change in geographical mix of income between higher and lower tax jurisdictions, tax benefits related to the recognition of previously unrecognized tax benefits due to the settlement of audits, and tax benefit due to the extension of the second half of fiscal year 2010 federal R&D tax credit.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets, composed primarily of reserves and accruals that are not currently deductible and tax credit carryforwards, were $253.7 million and $160.6 million at the end of fiscal years 2012 and 2011, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $285.6 million and $45.1 million at the end of fiscal years 2012 and 2011, respectively, and a valuation allowance of $55.2 million and $46.2 million at the end of fiscal years 2012 and 2011, respectively. The change in the gross deferred tax assets and deferred tax liabilities between fiscal year 2012 and 2011 is primarily as a result of our acquisition of Novellus.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our fiscal years 2012 and 2011 valuation allowance of $55.2 million and $46.2 million relate to California and certain foreign deferred tax assets.

At our fiscal year end of June 24, 2012 we continued to record a valuation allowance to offset the entire California deferred tax asset balance due to the impact of the cost of performance sales factor sourcing rule and the single sales factor apportionment election. Additionally, we recorded valuation allowance related to tax assets established in purchase price accounting. We released valuation allowance on certain foreign entities’ deferred tax assets due to an increase in the forecasted income and indefinite net operating loss carryforward period in those jurisdictions.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

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

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. Beginning with our fiscal year 2012 goodwill impairment analysis, we adopted new accounting guidance that allowed us to first assess qualitative factors to determine whether it was necessary to perform a quantitative analysis. Under the revised guidance, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount.

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

As a result, several factors could result in impairment of a material amount of our goodwill balance in future periods, including, but not limited to: (1) weakening of the global economy, weakness in the semiconductor equipment industry, or our failure to reach our internal forecasts, which could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units; and (2) a decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and indicates a reduction in the fair value of our reporting units below their carrying value. In addition, the value we assign to intangible assets, other than goodwill, is based on our estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from our estimates, we may be required to record an impairment charge to write down the asset to its realizable value.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. We adopted this guidance during fiscal year 2012 and it did not have a significant impact on the results of our annual goodwill impairment assessment.

Liquidity and Capital Resources

Total gross cash, cash equivalents, short-term investments, and restricted cash and investments balances were $3.0 billion at the end of fiscal year 2012 compared to $2.3 billion at the end of fiscal year 2011. This increase was primarily due to cash provided by operations and cash acquired in connection with the acquisition of Novellus, which was offset by $773 million of share repurchases.

Cash Flows from Operating Activities

Net cash provided by operating activities of $499 million during fiscal year 2012 consisted of (in millions):

Net income	$168.7
Non-cash charges:
Depreciation and amortization	100.8
Equity-based compensation	81.6
Restructuring charges, net	0.9
Net tax benefit on equity-based compensation plans	(1.2)
Deferred income taxes	42.4
Amortization of convertible note discount	27.0
Impairment of investment	1.7
Changes in operating asset and liability accounts	66.2
Other	10.9

$499.0

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in inventories of $74.0 million, accounts receivable of $66.1 million, and prepaid and other assets of $43.2 million and an increase in accounts payable of $12.1 million, partially offset by the following uses of cash: decreases in accrued liabilities of $120.0 million and deferred profit of $9.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during fiscal year 2012 was $269.7 million which was primarily due to $418.7 million cash acquired in connection with the acquisition of Novellus, partially offset by capital expenditures of $107.3 million and net purchases of available-for-sale securities and other investment of $52.7 million.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal year 2012 was $692.7 million which was primarily due to $772.7 million in treasury stock repurchases, partially offset by $55.2 million net cash settlements under structured stock repurchase arrangement (see Note 20 of Notes to Condensed Consolidated Financial Statements) and net proceeds from issuance of common stock related to employee equity-based plans of $27.3 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at June 24, 2012 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of June 24, 2012, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $274.2 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 15 of Notes to the Consolidated Financial Statements for further discussion.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Sublease Income
	(in thousands)
Operating Leases	$37,381	$15,620	$22,497	$10,663	$1,423	$(12,822)
Capital Leases	15,136	1,877	3,181	10,078	—	—
Purchase Obligations	142,138	125,403	13,037	3,698	—	—
Long-term Debt and Interest Expense	2,174,198	26,248	52,497	500,528	1,594,925	—

Total	$2,368,853	$169,148	$91,212	$524,967	$1,596,348	$(12,822)

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. We continue to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of our manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 24, 2012 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties which could increase or decrease amounts actually paid.

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

In June 2012, with the acquisition of Novellus, we assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes”). The 2041 Notes were issued at par and pay interest at a rate of 2.625% per annum. The 2041 Notes may be converted, under certain circumstances, into our common stock based on an initial conversion rate of 28.4781 shares of common stock per $1,000 principal amount of notes, which represents an initial conversion price of approximately $35.11 per share of common stock.

During fiscal year 2012, 2011, and 2010 we made $5.3 million, $4.5 million, and $21.0 million, respectively, in principal payments on long-term debt and capital leases, respectively.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 24, 2012, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 24, 2012, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $19.9 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

We offer standard warranties on our systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of June 24, 2012, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Interest Rate Risk

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our invested funds by limiting default risk, market risk, reinvestment risk, and the amount of credit exposure to any one issuer. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 24, 2012 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 24, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$327,596	$325,920	$324,244	$322,567	$320,891	$319,215	$317,539
US Treasury & Agencies	140,968	139,794	138,620	137,446	136,272	135,098	133,924
Government-Sponsored Enterprises	126,329	125,309	124,289	123,268	122,248	121,228	120,208
Foreign Government Bond	6,582	6,507	6,433	6,358	6,283	6,209	6,134
Corporate Notes and Bonds	781,039	776,993	772,947	768,901	764,856	760,811	756,765
Mortgage Backed Securities - Residential	26,797	26,522	26,247	25,972	25,697	25,422	25,147
Mortgage Backed Securities - Commercial	86,387	85,875	85,364	84,853	84,341	83,830	83,319

Total	$1,495,698	$1,486,920	$1,478,144	$1,469,365	$1,460,588	$1,451,813	$1,443,036

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Long-Term Debt

As of June 24, 2012, we had $1.6 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $1.7 billion. The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes.

Equity Price Risk

Publicly Traded Securities

The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from selected potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 24, 2012 were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of June 24, 2012	Valuation of Securities Given an X% Increase in Stock Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Mutual Funds	$13,316	$15,091	$15,979	$17,754	$19,529	$20,417	$22,193
Publicly traded equity securities	$4,435	$5,026	$5,322	$5,913	$6,504	$6,800	$7,391

Total	$17,751	$20,117	$21,301	$23,667	$26,033	$27,217	$29,584

Foreign Currency Exchange (“FX”) Risk

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars except for certain revenues denominated in Japanese yen, certain revenues and expenses denominated in the Euro, certain spares and service contracts denominated in various currencies, and expenses related to our non-U.S. sales and support offices denominated in the related countries’ local currency. We currently enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary asset and liability exposure, Euro-denominated expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs, Taiwanese dollars, and Great British pounds. We currently believe these are our primary exposures to currency rate fluctuation.

To protect against the reduction in value of forecasted Japanese yen-denominated revenue and Euro-denominated expenses, we enter into foreign currency forward contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen, Euros, Swiss franc, Taiwanese dollar, and Great British pound -denominated monetary assets and liabilities against the U.S. dollar. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances.

The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of June 24, 2012 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss) June 24, 2012	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Cash Flow Hedge
Sell	JPY	$98.8	$3.3	$9.9	$14.8
Buy	EUR	$64.4	$(3.5)	$6.4	$9.7

		$163.2	$(0.2)	$16.3	$24.5

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 24, 2012 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain / (Loss) June 24, 2012	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ /- (10%)	+ /- (15%)
		(in $ Millions)
Balance Sheet Hedge
Sell	JPY	$42.6	$0.0	$4.3	$6.4
Buy	CHF	$232.9	$0.0	$23.3	$34.9
Buy	TWD	$86.9	$0.0	$8.7	$13.0
Buy	EUR	$11.8	$0.0	$1.2	$1.8
Buy	GBP	$4.5	$0.0	$0.4	$0.7

		$378.7	$0.0	$37.9	$56.8

Item 8.	Financial Statements and Supplementary Data

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 24, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 24, 2012 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Novellus. The acquired business represented approximately 1 percent of consolidated revenues for the year ended June 24, 2012 and approximately 25 percent of consolidated total assets and approximately 23 percent of consolidated net assets, excluding acquisition method fair value adjustments as of June 24, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2012 Form 10-K.

Effectiveness of Controls

While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal controls over financial reporting. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that a control system cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Item 9B.	Other Information

None.

PART III

We have omitted from this 2012 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 1, 2012 (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference into this report.)

Item 10.	Directors, Executive Officers, and Corporate Governance

For information regarding our executive officers, see Part I, Item 1 of this 2012 Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated into Part III by reference.

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

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Relationship with Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1. Index to Financial Statements

Page

Consolidated Balance Sheets — June 24, 2012 and June 26, 2011	39
Consolidated Statements of Operations — Years Ended June 24, 2012, June 26, 2011, and June 27, 2010	40
Consolidated Statements of Cash Flows — Years Ended June 24, 2012, June 26, 2011, and June 27, 2010	41
Consolidated Statements of Stockholders’ Equity — Years Ended June 24, 2012, June 26, 2011, and June 27, 2010	42
Notes to Consolidated Financial Statements	44
Reports of Independent Registered Public Accounting Firm	79

2. Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	83

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (c) of this Item 15, which is incorporated herein by reference.

(c)	The list of Exhibits follows page 92 of this 2012 Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 24,	June 26,
	2012	2011
ASSETS
Cash and cash equivalents	$1,564,752	$1,492,132
Short-term investments	1,297,931	630,115
Accounts receivable, less allowance for doubtful accounts of $5,248 as of June 24, 2012 and $4,720 as of June 26, 2011	765,818	590,568
Inventories	632,853	396,607
Deferred income taxes	47,782	78,435
Prepaid expenses and other current assets	105,973	85,408

Total current assets	4,415,109	3,273,265
Property and equipment, net	584,596	270,458
Restricted cash and investments	166,335	165,256
Deferred income taxes	—	3,892
Goodwill	1,446,303	169,182
Intangible assets, net	1,240,427	47,434
Other assets	151,882	124,380

Total assets	$8,004,652	$4,053,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$258,778	$163,541
Accrued expenses and other current liabilities	492,178	358,756
Deferred profit	164,833	153,680
Current portion of long-term debt, convertible notes, and capital leases	511,139	4,782

Total current liabilities	1,426,928	680,759
Long-term debt, convertible notes, and capital leases	761,783	738,488
Income taxes payable	274,240	113,582
Other long-term liabilities	219,577	51,193

Total liabilities	2,682,528	1,584,022
Commitments and contingencies
Senior convertible notes (Note 13)	190,343	—
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 186,656 shares at June 24, 2012 and 123,579 shares at June 26, 2011	187	124
Additional paid-in capital	4,943,539	1,531,465
Treasury stock, at cost, 62,068 shares at June 24, 2012 and 40,995 shares at June 26, 2011	(2,636,936)	(1,761,591)
Accumulated other comprehensive income (loss)	(33,818)	9,761
Retained earnings	2,858,809	2,690,086

Total stockholders’ equity	5,131,781	2,469,845

Total liabilities and stockholders’ equity	$8,004,652	$4,053,867

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
Revenue	$2,665,192	$3,237,693	$2,133,776
Cost of goods sold	1,581,982	1,740,461	1,166,219
Cost of goods sold - restructuring and impairments	(859)	—	3,438
Cost of goods sold - 409A expense	—	—	(5,816)

Total costs of goods sold	1,581,123	1,740,461	1,163,841

Gross margin	1,084,069	1,497,232	969,935
Research and development	444,559	373,293	320,859
Selling, general and administrative	400,052	308,075	240,942
Restructuring and impairments	1,725	11,579	21,314
409A expense	—	—	(38,590)

Total operating expenses	846,336	692,947	544,525

Operating income	237,733	804,285	425,410
Other income (expense), net:
Interest income	12,141	9,890	8,682
Interest expense	(38,962)	(5,380)	(994)
Gains (losses) on deferred compensation plan related assets	(914)	5,682	(84)
Foreign exchange gains (losses)	(397)	(11,085)	(103)
Other, net	(5,183)	(2,516)	(2,770)

Income before income taxes	204,418	800,876	430,141
Income tax expense	35,695	77,128	83,472

Net income	$168,723	$723,748	$346,669

Net income per share:
Basic net income per share	$1.36	$5.86	$2.73

Diluted net income per share	$1.35	$5.79	$2.71

Number of shares used in per share calculations:
Basic	124,176	123,529	126,933

Diluted	125,233	125,019	128,126

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,723	$723,748	$346,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,825	74,759	71,401
Deferred income taxes	42,446	(10,721)	13,718
Restructuring charges, net	866	11,579	24,752
Impairment of investment	1,724	—	—
Equity-based compensation expense	81,559	53,012	50,463
Income tax benefit on equity-based compensation plans	1,510	28,775	10,635
Excess tax benefit on equity-based compensation plans	(2,686)	(23,290)	(10,234)
Amortization of convertible note discount	27,028	3,554	—
Other, net	10,877	(2,341)	3,190
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	66,064	(89,716)	(246,653)
Inventories	73,987	(77,461)	(79,701)
Prepaid expenses and other assets	43,171	(25,282)	(23,647)
Trade accounts payable	12,145	42,320	71,600
Deferred profit	(9,236)	34,012	77,407
Accrued expenses and other liabilities	(119,975)	138,080	41,113

Net cash provided by operating activities	499,028	881,028	350,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(107,272)	(127,495)	(35,590)
Cash acquired in business acquisition	418,681	—	—
Purchases of available-for-sale securities	(883,429)	(564,485)	(192,755)
Sales and maturities of available-for-sale securities	841,440	210,962	114,768
Purchase of equity method investment	(10,740)	—	—
Purchase of other investments	—	(417)	(2,184)
Receipt of loan payments (loans made)	8,375	—	(800)
Proceeds from sale of assets	2,677	1,544	—
Transfer of restricted cash and investments	(6)	(22)	13,205

Net cash provided by (used for) investing activities	269,726	(479,913)	(103,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(5,265)	(4,530)	(21,040)
Net proceeds from issuance of long-term debt & convertible notes	—	882,831	336
Proceeds from sale of warrants	—	133,830	—
Purchase of convertible note hedge	—	(181,125)	—
Excess tax benefit on equity-based compensation plans	2,686	23,290	10,234
Treasury stock purchases	(772,663)	(211,316)	(93,032)
Net cash received in settlement of (paid in advance for) stock repurchase contracts	55,194	(149,589)	—
Reissuances of treasury stock	25,525	21,194	17,452
Proceeds from issuance of common stock	1,776	12,401	13,386

Net cash provided by (used for) financing activities	(692,747)	526,986	(72,664)

Effect of exchange rate changes on cash	(3,387)	18,264	(3,093)
Net increase in cash and cash equivalents	72,620	946,365	171,600
Cash and cash equivalents at beginning of year	1,492,132	545,767	374,167

Cash and cash equivalents at end of year	$1,564,752	$1,492,132	$545,767

Schedule of noncash transactions
Acquisition of leased equipment	$—	$—	$—

Accrued payables for stock repurchases	$20,853	$—	$13,500

Supplemental disclosures:
Cash payments for interest	$8,246	$232	$878

Cash payments for income taxes, net	$29,113	$70,774	$16,261

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 28, 2009	126,532	127	1,377,231	(1,495,693)	(52,822)	1,624,246	1,453,089

Sale of common stock	1,619	1	13,386	—	—	—	13,387
Purchase of treasury stock	(2,982)	(3)	—	(106,531)	—	—	(106,534)
Income tax benefit on equity-based compensation plans	—	—	10,635	—	—	—	10,635
Reissuance of treasury stock	777	1	1,224	20,807	—	(4,579)	17,453
Equity-based compensation expense	—	—	50,463	—	—	—	50,463
Components of comprehensive income:
Net income	—	—	—	—	—	346,669	346,669
Foreign currency translation adjustment	—	—	—	—	(13,868)	—	(13,868)
Unrealized loss on fair value of derivative financial instruments, net	—	—	—	—	(414)	—	(414)
Unrealized gain on financial instruments, net	—	—	—	—	2,062	—	2,062
Less: Reclassification adjustment for gains included in earnings	—	—	—	—	(645)	—	(645)
Change in retiree medical benefit	—	—	—	—	(4,162)	—	(4,162)

Total comprehensive income	—	—	—	—	—	—	329,642

Balance at June 27, 2010	125,946	$126	$1,452,939	$(1,581,417)	$(69,849)	$1,966,336	$1,768,135

Sale of common stock	1,744	2	12,404	—	—	—	12,406
Purchase of treasury stock	(4,790)	(5)	(149,589)	(197,840)	—	—	(347,434)
Income tax benefit on equity-based compensation plans	—	—	28,775	—	—	—	28,775
Reissuance of treasury stock	679	1	3,549	17,666	—	2	21,218
Equity-based compensation expense	—	—	53,012	—	—	—	53,012
Issuance of convertible notes		—	110,655				110,655
Sale of warrants			133,830				133,830
Purchase of convertible note hedge			(114,110)				(114,110)
Components of comprehensive income:
Net income	—	—	—	—	—	723,748	723,748
Foreign currency translation adjustment	—	—	—	—	80,695	—	80,695
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	6,994	—	6,994
Unrealized gain on financial instruments, net	—	—	—	—	621	—	621
Less: Reclassification adjustment for gains included in earnings	—	—	—	—	(7,514)	—	(7,514)
Change in retiree medical benefit	—	—	—	—	(1,186)	—	(1,186)

Total comprehensive income							803,358

Balance at June 26, 2011	123,579	$124	$1,531,465	$(1,761,591)	$9,761	$2,690,086	$2,469,845

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 26, 2011	123,579	$124	$1,531,465	$(1,761,591)	$9,761	$2,690,086	$2,469,845
Sale of common stock	1,513	1	1,767	—	—	—	1,768
Purchase of treasury stock	(21,946)	(22)	158,673	(896,971)	—	—	(738,320)
Income tax benefit on equity-based compensation plans	—	—	1,510	—	—	—	1,510
Reissuance of treasury stock	821	1	3,899	21,626	—	—	25,526
Equity-based compensation expense	—	—	81,559	—	—	—	81,559
Shares issued as acquisition consideration	82,689	83	3,026,905	—	—	—	3,026,988
Acquisition of convertible debt	—	—	137,783	—	—	—	137,783
Exercise of convertible note	—	—	(22)	—	—	—	(22)
Components of comprehensive income:
Net income	—	—	—	—	—	168,723	168,723
Foreign currency translation adjustment	—	—	—	—	(37,332)	—	(37,332)
Unrealized gain on fair value of derivative financial instruments, net	—	—	—	—	6,959	—	6,959
Unrealized gain on financial instruments, net	—	—	—	—	270	—	270
Less: Reclassification adjustment for gains included in earnings	—	—	—	—	(9,075)	—	(9,075)
Change in retiree medical benefit	—	—	—	—	(4,401)	—	(4,401)

Total comprehensive income	—	—	—	—	—	—	125,144

Balance at June 24, 2012	186,656	187	4,943,539	(2,636,936)	(33,818)	2,858,809	$5,131,781

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 24, 2012

Note 1: Company and Industry Information

The Company designs, manufactures, markets, refurbishes and services semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. The Company leverages its expertise in the areas of etch and single-wafer clean to develop processing solutions that typically benefit its customers through lower defect rates, enhanced yields, faster processing time, and reduced cost. With the acquisition of Novellus Systems, Inc. (“Novellus”), in June, 2012, the Company expanded into the areas of thin-film deposition and surface preparation, which, like single-wafer clean, are process steps often adjacent to etch.

The Company sells its products and services primarily to companies involved in the production of semiconductors in North America, Europe, Taiwan, Korea, Japan, and Asia Pacific.

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2012, 2011, and 2010 may not necessarily be indicative of future operating results.

Note 2: Summary of Significant Accounting Policies

The preparation of financial statements, in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions we believed to be applicable, and evaluated them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

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

Standard costs are reassessed as needed but annually at a minimum, and reflect acquisition costs. Acquisition costs are generally based on the most recent vendor contract prices for purchased parts, normalized assembly and test labor utilization levels, methods of manufacturing, and normalized overhead. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes. All intercompany profits related to the sales and purchases of inventory between the Company’s legal entities are eliminated from its consolidated financial statements.

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

Goodwill and Intangible Assets: Goodwill represents the amount by which the purchase price of a business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. The carrying value of goodwill is allocated to our reporting units. Goodwill and identifiable intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

The Company reviews goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to our reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units. Prior to this allocation of the assets to the reporting units, the Company is required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. Beginning with its fiscal year 2012 goodwill impairment analysis, the Company adopted new accounting guidance that allowed it to first assess qualitative factors to determine whether it was necessary to perform a quantitative analysis. Under the revised guidance, an entity no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount.

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

Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 24, 2012 and included 52 weeks. The fiscal years ended June 26, 2011 and June 27, 2010 also included 52 weeks. The Company’s next fiscal year, ending on June 30, 2013 will include 53 weeks.

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

Allowance for Doubtful Accounts: The Company evaluates its allowance for doubtful accounts based on a combination of factors. In circumstances where specific invoices are deemed to be uncollectible, the Company provides a specific allowance for bad debt against the amount due to reduce the net recognized receivable to the amount it reasonably believes will be collected. The Company also provides allowances based on its write-off history.

Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to eight years. Furniture and fixtures are depreciated by the straight-line method over the estimated useful lives of the assets, generally five years. Software is amortized by the straight-line method over the estimated useful lives of the assets, generally three to five years. Buildings are depreciated by the straight-line method over the estimated useful lives of the assets, generally twenty-five to thirty-three years. Leasehold improvements are generally amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of capital leases is included with depreciation expense.

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

Derivative Financial Instruments: In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. The Company’s policy is to mitigate the effect of these exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and expenses transactions denominated in Japanese yen and Euros, and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, Swiss francs, Euros, Taiwanese dollars, and Great British pounds), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates and interest rates observed in the market.

The Company considers its most current outlook in determining the level of foreign currency denominated revenue and expenses to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue and expenses are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense) on the consolidated statement of operations at that time.

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

In September 2011, the FASB issued revised guidance intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The Company adopted this guidance during fiscal year 2012 and it did not have a significant impact on the results of the Company’s annual goodwill impairment assessment.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,318,812	$1,318,812	$—	$—
Municipal Notes and Bonds	322,567	—	322,567	—
US Treasury and Agencies	137,446	130,624	6,822	—
Government-Sponsored Enterprises	123,268	—	123,268	—
Foreign Government Bonds	6,358	—	6,358	—
Corporate Notes and Bonds	768,901	164,885	604,016	—
Mortgage Backed Securities - Residential	25,972	—	25,972	—
Mortgage Backed Securities - Commercial	84,853	—	84,853	—

Total Short-Term Investments	$2,788,177	$1,614,321	$1,173,856	$—
Equities	5,913	5,913	—	—
Mutual Funds	17,754	17,754	—	—
Derivatives Assets	5,020	—	5,020	—

Total	$2,816,864	$1,637,988	$1,178,876	$—

Liabilities
Derivative liabilities	$4,529	$—	$4,328	$201

The amounts in the table above are reported in the consolidated balance sheet as of June 24, 2012 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,325,361	$1,318,812	$6,549	$—
Short-Term Investments	1,297,931	130,624	1,167,307	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	5,020	—	5,020	—
Other Assets	23,667	23,667	—	—

Total	$2,816,864	$1,637,988	$1,178,876	$—

Accrued Expenses and Other Current Liabilities	$4,529	$—	$4,328	$201

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,300,098	$1,300,098	$—	$—
Municipal Notes and Bonds	321,339	—	321,339	—
US Treasury and Agencies	8,496	8,496	—	—
Government-Sponsored Enterprises	19,868	—	19,868	—
Foreign Government Bonds	1,005	—	1,005	—
Corporate Notes and Bonds	382,432	164,885	217,547	—
Mortgage Backed Securities - Residential	2,633	—	2,633	—
Mortgage Backed Securities - Commercial	60,729	—	60,729	—

Total Short-Term Investments	$2,096,600	$1,473,479	$623,121	$—
Equities	7,443	7,443	—	—
Mutual Funds	19,467	19,467	—	—
Derivatives Assets	1,994	—	1,994	—

Total	$2,125,504	$1,500,389	$625,115	$—

Liabilities
Derivative liabilities	$1,924	$—	$1,924	$—

The amounts in the table above are reported in the consolidated balance sheet as of June 26, 2011 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,301,600	$1,300,098	$1,502	$—
Short-Term Investments	630,115	8,496	621,619	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	1,994	—	1,994	—
Other Assets	26,910	26,910	—	—

Total	$2,125,504	$1,500,389	$625,115	$—

Accrued Expenses and Other Current Liabilities	$1,924	$—	$1,924	$—

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 13 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the fair value of the Company’s convertible notes.

Investments

The acquisition of Novellus during the quarter ended June 24, 2012 resulted in increases to cash and cash equivalents, short-term investments, and restricted cash and investments of $419 million, $641 million, and $1 million, respectively. The following tables summarize the Company’s investments (in thousands):

	June 24, 2012				June 26, 2011
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$240,841	$—	$—	$240,841	$190,903	$—	$—	$190,903
Fixed Income Money Market Funds	1,318,812	—	—	1,318,812	1,300,098	—	—	1,300,098
Municipal Notes and Bonds	321,001	1,574	(8)	322,567	319,913	1,510	(84)	321,339
US Treasury and Agencies	137,516	43	(113)	137,446	8,462	34	—	8,496
Government-Sponsored Enterprises	123,269	67	(68)	123,268	19,864	6	(2)	19,868
Foreign Government Bonds	6,315	43	—	6,358	1,004	1	—	1,005
Corporate Notes and Bonds	767,847	1,443	(389)	768,901	380,992	1,498	(58)	382,432
Mortgage Backed Securities - Residential	25,857	121	(6)	25,972	2,521	144	(32)	2,633
Mortgage Backed Securities - Commercial	84,682	555	(384)	84,853	60,639	277	(187)	60,729

Total Cash and Short -Term Investments	$3,026,140	$3,846	$(968)	$3,029,018	$2,284,396	$3,470	$(363)	$2,287,503

Publicly Traded Equity Securities	$9,320	$—	$(3,407)	$5,913	$9,320	$—	$(1,877)	$7,443
Private Equity Securities	5,000	—	—	5,000	$—	$—	$—	—
Mutual Funds	17,459	366	(71)	17,754	17,975	1,492	—	19,467

Total Financial Instruments	$3,057,919	$4,212	$(4,446)	$3,057,685	$2,311,691	$4,962	$(2,240)	$2,314,413

As Reported
Cash and Cash Equivalents	$1,564,752	$—	$—	$1,564,752	$1,492,132	$—	$—	$1,492,132
Short-Term Investments	1,295,053	3,846	(968)	1,297,931	627,008	3,470	(363)	630,115
Restricted Cash and Investments	166,335	—	—	166,335	165,256	—	—	165,256
Other Assets	31,779	366	(3,478)	28,667	27,295	1,492	(1,877)	26,910

Total	$3,057,919	$4,212	$(4,446)	$3,057,685	$2,311,691	$4,962	$(2,240)	$2,314,413

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales and pay-downs are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Net realized gains (losses) on investments included other-than-temporary impairment charges of $1.7 million, $0 million and $0.9 million in fiscal years 2012, 2011 and 2010, respectively. Additionally, gross realized gains/(losses) from sales of investments were approximately $1.4 million and $(1.0) million in fiscal year 2012, $0.7 million and $(0.3) million in fiscal year 2011, $0.8 million and $(0.2) million in fiscal year 2010, respectively.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	June 24, 2012
	UNREALIZED LOSSES		UNREALIZED LOSSES
	LESS THAN 12 MONTHS		12 MONTHS OR GREATER		TOTAL
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Fixed Income Securities
Municipal Notes and Bonds	$28,970	$(8)	$—	$—	$28,970	$(8)
US Treasury and Agencies	$72,260	$(113)	—	—	72,260	(113)
Government-Sponsored Enterprises	83,962	(68)	—	—	83,962	(68)
Corporate Notes and Bonds	205,979	(377)	2,378	(12)	208,357	(389)
Mortgage Backed Securities - Residential	4,969	(2)	175	(4)	5,144	(6)
Mortgage Backed Securities - Commercial	43,445	(345)	1,596	(39)	45,041	(384)

Total Fixed Income	$439,585	$(913)	$4,149	$(55)	$443,734	$(968)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	June 24, 2012		June 26, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$1,819,712	$1,820,089	$1,606,390	$1,606,925
Due in more than one year	965,587	968,088	487,103	489,675

	$2,785,299	$2,788,177	$2,093,493	$2,096,600

Management has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into foreign currency forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these foreign currency forward contracts are large global financial institutions that the Company believes are creditworthy, and therefore, we do not consider the risk of counterparty nonperformance to be material.

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the twelve months ended June 24, 2012 or June 26, 2011 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other comprehensive income” would be reclassified to income immediately. At June 24, 2012, the Company had losses of $0.2 million accumulated in Other Comprehensive Income, which it expects to reclassify from Other Comprehensive Income into earnings over the next 12 months.

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

As of June 24, 2012, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:	Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
Sell Japanese Yen	$102,418	$73,641
Buy Japanese Yen	—	30,280
Sell Swiss Francs	—	4,210
Buy Swiss Francs	—	237,259
Buy Great British Pounds	—	4,452
Buy Taiwanese Dollars	—	86,800
Sell Euro	—	18,808
Buy Euro	67,876	30,615

	$170,294	$486,065

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 24, 2012 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$3,358	Accrued liabilities	$(3,403)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	1,662	Accrued liabilities	(925)

Total derivatives		$5,020		$(4,328)

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 26, 2011 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,881	Accrued liabilities	$(1,142)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	113	Accrued liabilities	(782)

Total derivatives		$1,994		$(1,924)

The effect of derivative instruments designated as cash flow hedges on the Company’s consolidated statements of operations was as follows:

	Twelve Months Ended June 24, 2012
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(9,342)	$(8,549)	$—	$796

	Twelve Months Ended June 26, 2011
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(5,134)	$(5,716)	$—	$516

(1)	Amount recognized in other comprehensive income (loss) (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (loss) (effective portion) located in revenue.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s consolidated statement of operations was as follows:

	Twelve Months Ended
	June 24, 2012	June 26, 2011
Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
	(in thousands)
Foreign exchange forward contracts	$(39,629)	$55,362

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short term investments, restricted cash and investments, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit in large global financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are creditworthy and, accordingly, minimal credit risk exists with respect to these balances.

The Company’s available-for-sale securities must have a minimum rating of A2 / A at the time of purchase, as rated by two of the following three rating agencies: Moody’s, Standard & Poor’s (S&P), or Fitch. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate fluctuations and on contracts related to structured share repurchase agreements. These counterparties are large global financial institutions and to date, no such counterparty has failed to meet its financial obligations to the Company.

Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings, are performed on all new customers and the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.

As of June 24, 2012, three customers accounted for approximately 24%, 17%, and 11% of accounts receivable. As of June 26, 2011, three customers accounted for approximately 17%, 14%, and 10% of accounts receivable.

Note 5: Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. The acquisition of Novellus during the quarter ended June 24, 2012 resulted in an increase of $309 million in inventory on the date of acquisition. Inventories consist of the following:

	2012	2011
	(in thousands)
Raw materials	$342,283	$212,979
Work-in-process	118,566	69,013
Finished goods	172,004	114,615

	$632,853	$396,607

Note 6: Property and Equipment

The acquisition of Novellus during the quarter ended June 24, 2012 resulted in an increase of $289 million in property and equipment on the date of acquisition. Property and equipment, net, consist of the following:

	June 24,	June 26,
	2012	2011
	(in thousands)
Manufacturing, engineering and office equipment	$468,739	$345,684
Computer equipment and software	104,919	95,770
Land	65,228	14,758
Buildings	231,536	65,429
Leasehold improvements	54,327	55,833
Furniture and fixtures	19,770	15,258

	944,519	592,732
Less: accumulated depreciation and amortization	(359,923)	(322,274)

	$584,596	$270,458

Depreciation expense, including amortization of capital leases, during fiscal years 2012, 2011, and 2010 was $74.0 million, $54.0 million, $47.8 million, respectively.

The Company’s long lived assets held for use, including property, plant, and equipment and intangible assets, are measured at fair value when an impairment exists. Long lived assets held for use are assessed for impairment when events occur that indicate a potential impairment. The Company did not record impairments of long lived assets held for use for the years ended June 24, 2012 or June 26, 2011.

Note 7: Accrued Expenses and Other Current Liabilities

The acquisition of Novellus during the quarter ended June 24, 2012 resulted in an increase of $197 million in accrued expenses and other current liabilities on the date of acquisition. Accrued expenses and other current liabilities consist of the following:

	June 24,	June 26,
	2012	2011
	(in thousands)
Accrued compensation	$274,165	$206,313
Warranty reserves	63,988	40,951
Income and other taxes payable	24,745	51,183
Other	129,280	60,309

	$492,178	$358,756

Note 8: Other Income (Expense), Net

The significant components of other income (expense), net, are as follows:

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
	(in thousands)
Interest income	$12,141	$9,890	$8,682
Interest expense	(38,962)	(5,380)	(994)
Gains (losses) on deferred compensation plan related assets	(914)	5,682	(84)
Foreign exchange gains (losses)	(397)	(11,085)	(103)
Other, net	(5,183)	(2,516)	(2,770)

	$(33,315)	$(3,409)	$4,731

The increase in interest expense during fiscal year 2012 as compared with fiscal year 2011 and during fiscal year 2011 as compared with fiscal year 2010 was due to the issuance of the 2016 and 2018 Notes (as described in Note 13) during May 2011.

Note 9: Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, RSUs, and convertible notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
	(in thousands, except per share data)
Numerator:
Net income	$168,723	$723,748	$346,669

Denominator:
Basic average shares outstanding	124,176	123,529	126,933
Effect of potential dilutive securities:
Employee stock plans	910	1,490	1,193
Convertible notes	147

Diluted average shares outstanding	125,233	125,019	128,126

Net income per share - basic	$1.36	$5.86	$2.73

Net income per share - diluted	$1.35	$5.79	$2.71

For purposes of computing diluted net income (loss) per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
	(in thousands)
Number of options and RSUs excluded	382	241	577

Diluted shares outstanding include only the effect of the 2041 Notes. Diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the notes, or note hedges associated with the Company’s 2016 or 2018 Notes (as described in Note 13) as their impact would have been anti-dilutive.

Note 10: Comprehensive Income (Loss)

The components of comprehensive income (loss), on an after-tax basis where applicable, are as follows:

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
	(in thousands)
Net income	$168,723	$723,748	$346,669
Foreign currency translation adjustment	(37,332)	80,695	(13,868)
Unrealized gain (loss) on fair value of derivative financial instruments, net	6,959	6,994	(414)
Unrealized gain on financial instruments, net	270	621	2,062
Reclassification adjustment for loss (gain) included in earnings	(9,075)	(7,514)	(645)
Postretirement benefit plan adjustment	(4,401)	(1,186)	(4,162)

Comprehensive income	$125,144	$803,358	$329,642

The balance of accumulated other comprehensive income (loss), on an after-tax basis where applicable, is as follows:

	June 24,	June 26,
	2012	2011
	(in thousands)
Accumulated foreign currency translation adjustment	$(22,481)	$14,852
Accumulated unrealized gain (loss) on derivative financial instruments	(212)	581
Accumulated unrealized gain on financial instruments	(308)	744
Postretirement benefit plan adjustment	(10,817)	(6,416)

Accumulated other comprehensive income (loss)	$(33,818)	$9,761

Note 11: Equity-Based Compensation Plans

The Company has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and restricted stock units (“RSUs”), of Lam Research Common Stock. In addition, these plans permit the grant of nonstatutory equity-based awards to consultants and outside directors. An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. Pursuant to the plans, the equity-based award exercise price is determined by the Board of Directors or its designee, the plan administrator, but in no event will the exercise price for any option be less than the fair market value of the Company’s Common Stock on the date of grant. Equity-based awards granted under the plans vest over a period determined by the Board of Directors or the plan administrator, typically over a period of two years or less. The Company also has an ESPP that allows employees to purchase shares of its Common Stock through payroll deduction at a discounted price. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 28, 2009	1,590,316	$22.10	2,520,063	$30.32
Granted	—	$—	1,383,941	$34.71
Exercised	(642,861)	$20.91
Canceled	(62,030)	$41.36	(197,549)	$33.23
Vested restricted stock			(965,693)	$35.29

June 27, 2010	885,425	$21.61	2,740,762	$30.50
Granted	—	$—	922,210	$50.11
Exercised	(572,182)	$21.68
Canceled	(3,310)	$20.35	(154,185)	$32.20
Vested restricted stock			(1,177,447)	$27.03

June 26, 2011	309,933	$21.50	2,331,340	$39.90
Awards assumed in Novellus acquisition	3,932,143	$25.17	1,291,808	$35.99
Granted	—	$—	2,336,283	$41.23
Exercised	(74,615)	$23.70
Canceled	(265,384)	$21.71	(120,070)	$40.91
Vested restricted stock			(1,507,883)	$35.47

June 24, 2012	3,902,077	$25.14	4,331,478	$41.01

Outstanding and exercisable options presented by price range at June 24, 2012 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$9.44-$14.92	523,057	6.32	$11.43	172,195	$11.83
$15.16-$19.68	69,513	6.45	$17.73	27,390	$17.16
$20.21-$24.81	1,333,197	4.68	$22.04	972,358	$22.27
$25.08-$29.68	1,301,307	5.26	$28.92	945,055	$28.81
$30.24-$37.18	675,003	2.78	$35.36	570,605	$35.98

$9.44-$37.18	3,902,077	4.79	$25.14	2,687,603	$26.76

The 2007 Stock Incentive Plan provides for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. Additional shares are reserved for issuance pursuant to awards previously granted under the Company’s 1997 Stock Incentive Plan and its 1999 Stock Option Plan (collectively with the 2007 Stock Incentive Plan, the “Existing Stock Plans”). As of June 24, 2012 there were a total of 3,397,079 shares subject to options and restricted stock units issued and outstanding under the Company’s Existing Stock Plans. As of June 24, 2012, there were a total of 6,529,882 shares available for future issuance under the 2007 Stock Incentive Plan.

As part of the Novellus acquisition Lam assumed the Novellus Systems, Inc. 2011 Stock Incentive Plan (the “Novellus Plan”). As of June 24, 2012 there were a total of 4,836,476 shares subject to options and restricted stock units issued and outstanding under the Novellus Plan. As of June 24, 2012, there were a total of 9,370,943 shares available for future issuance under the Novellus Plan.

The ESPP allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. Key provisions of the ESPP include (i) an annual increase in the number of shares available for issuance under the plan by a specific amount on a one-for-one basis with shares of Common Stock that the Company repurchases for such purpose and (ii) authorization of the Plan Administrator (the Compensation Committee of the Board) to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. The automatic annual increase provides that the number of shares in the plan reserve available for issuance shall be increased on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company repurchases, and designates for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of Common Stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. During fiscal year 2012 the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.8 million. During fiscal years 2011 and 2010, the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.9 million each year.

During fiscal year 2012, a total of 819,011 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. At June 24, 2012 10,646,603 shares were available for purchase under the 1999 ESPP.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The Company recognized or realized the following equity-based compensation expenses and benefits during the fiscal years noted:

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
	(in millions)
Equity-based compensation expense	$81.6	$53.0	$50.5
Income tax benefit recognized in the Consolidated Statement of Operations related to equity-based compensation	$12.2	$8.6	$8.3
Tax benefit realized from the exercise and vesting of options and RSUs	$11.8	$16.3	$11.1

Stock Options and Restricted Stock Units

Stock Options

In connection with the acquisition of Novellus, the Company assumed 3,932,143 stock options. The fair value of stock options assumed was estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The following assumptions were used to value these stock options:

Expected volatility	38.04%
Risk-free interest rate	0.55%
Expected term (years)	3.89
Dividend yield	0%

The year-end intrinsic value relating to stock options for fiscal years 2012, 2011, and 2010 is presented below:

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
	(millions)
Intrinsic value - options outstanding	$49.9	$6.7	$16.5
Intrinsic value - options exercisable	$30.1	$6.7	$7.0
Intrinsic value - options exercised	$1.3	$16.7	$10.0

As of June 24, 2012, there was $13.1 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted average remaining vesting period of 1.7 years. Cash received from stock option exercises was $1.8 million, $12.4 million, and $13.4 million during fiscal years 2012, 2011, and 2010, respectively.

Restricted Stock Units

In connection with the acquisition of Novellus, the Company assumed 1,291,808 restricted stock units. The fair value of the Company’s restricted stock units, including those assumed upon acquisition of Novellus, was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 24, 2012, there was $117.3 million of total unrecognized compensation cost related to unvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining vesting period of 2.1 years.

ESPP

ESPP rights were valued using the Black-Scholes model. During fiscal years 2012, 2011, and 2010 ESPP was valued assuming no expected dividends and the following weighted-average assumptions:

	Year Ended
	June 24,	June 26,	June 27,
	2012	2011	2010
Expected life (years)	0.72	0.68	0.78
Expected stock price volatility	44.22%	42.25%	59.07%
Risk-free interest rate	0.11%	0.61%	0.61%

As of June 24, 2012, there was $1.7 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of 2 months.

Note 12: Retirement and Deferred Compensation Plans

Employee Savings and Retirement Plan

The Company maintains a 401(k) retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $5.8 million, $5.1 million, and $4.3 million in fiscal years 2012, 2011, and 2010, respectively.

Deferred Compensation Arrangements

The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral subaccount or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 24, 2012 and June 26, 2011 the liability of the Company to the plan participants was $79.0 million and $62.5 million, respectively, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of June 24, 2012 and June 26, 2011 the Company had investments in the aggregate amount of $83.2 million and $64.7 million respectively that correlate to the deferred compensation obligations, which were recorded in other assets on the consolidated balance sheets.

Postretirement Healthcare Plan

The Company maintains a postretirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $19.8 million and $13.6 million as of June 24, 2012 and June 26, 2011, respectively.

Note 13: Long Term Debt

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of June 24, 2012 and June 26, 2011:

	June 24,	June 26,
	2012	2011
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(60.3)	(74.4)

Net carrying amount of 0.50% Notes 2016	389.7	375.6

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(90.4)	(103.2)

Net carrying amount of 1.25% Notes 2018	359.6	346.8

2.625% Notes due 2041	699.9	—
Less: Unamortized interest discount	(190.3)	—

Net carrying amount of 2.625% Notes 2018	509.6	—

Other long-term debt	—	3.9

Total long-term debt	$1,258.9	$726.3

Convertible Senior Notes

In May 2011, the Company issued and sold $450 million in aggregate principal amount of 0.5% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The 2016 and 2018 Notes may be converted, under certain circumstances, based on an initial conversion rate of 15.8687 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $63.02 per share of common stock).The net proceeds to the Company from the sale of the 2016 and 2018 Notes were $835.5 million. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 and 2018 Notes, payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2011.

In June 2012, with the acquisition of Novellus Systems, Inc. (see Note 16), the Company assumed $700 million in aggregate principal amount 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 and 2018 Notes, the “Notes”). The 2041 Notes may be converted, under certain circumstances, based on an initial conversion rate of 28.4781 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $35.11 per share of common stock.). The Company pays cash interest at an annual rate of 2.625%, payable semi-annually on May 15 and November 15 of each year.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016, 2018, and 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 and 2018 Notes were $76.2 million and $104.9 million, respectively, as of June 24, 2012 and June 26, 2011. The carrying value of the equity components of the 2041 Notes was $328.1 million as of June 24, 2012. The effective interest rates on the liability components of the 2016 Notes and 2018 Notes for the years ended June 24, 2012 and June 26, 2011 were 4.29% and 5.27%, respectively. The effective interest rate on the liability component of the 2041 Notes for the year ended June 24, 2012 was 4.28%. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the years ended June 24, 2012 and June 26, 2011.

	June 24,	June 26,
	2012	2011
	(in millions)	(in millions)
Contractual interest coupon	$9.2	$1.1
Amortization of interest discount	27.0	3.6
Amortization of issuance costs	2.4	0.3

Total interest cost recognized	$38.6	$5.0

The remaining bond discount of the 2016 Notes of $60.3 million as of June 24, 2012 will be amortized over their remaining life, which is approximately 3.9 years. The remaining bond discount of the 2018 Notes of $90.4 million as of June 24, 2012 will be amortized over their remaining life, which is approximately 5.9 years. The remaining bond discount of the 2041 Notes of $190.3 million as of June 24, 2012 will be amortized over their remaining life, which is approximately 28.9 years. As of June 24, 2012, the if-converted value of the 2016 and 2018 Notes did not exceed the aggregate principal amount. As of June 24, 2012, the if-converted value of the 2041 Notes exceeded the aggregate principal amount by $2.0 million.

2016 Notes

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

Convertible Note Hedge. Counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2016 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes. Should there be an early unwind of the convertible note hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible note hedge. The convertible note hedge transaction cost of $76.2 million has been accounted for as an equity transaction. The Company initially recorded approximately $28.2 million in stockholders’ equity from the net deferred tax asset related to the convertible note hedge at inception of the transaction.

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 24, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

2018 Notes

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

Convertible Note Hedge. Counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2018 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes. Should there be an early unwind of the convertible note hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible note hedge. The convertible note hedge transaction cost of $104.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $38.8 million in stockholders’ equity from the net deferred tax asset related to the convertible note hedge at inception of the transaction.

Sold Warrants . The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 24, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

2041 Notes

The 2041 Notes may be converted at any time prior to the close of business on the business day immediately preceding February 15, 2041, at the option of the holder only under the following circumstances: 1) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2041 notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; 2) during any fiscal quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; or 3) upon the occurrence of specified corporate events. On and after February 15, 2041 until the close of business on the third scheduled trading day immediately preceding the maturity date of May 15, 2041, holders may convert their notes at any time, regardless of the foregoing circumstances.

In connection with the acquisition of Novellus, the 2041 Notes may be converted into the Company’s common stock at any time from and after the later of (1) the date that was 30 scheduled trading days immediately prior to the anticipated closing date of the merger and (2) the date on which we delivered to the note holders notice of the merger, until 35 business days after the actual closing date of the merger, or July 24, 2012. Accordingly, the carrying amount of the 2041 Notes has been classified in current liabilities in our balance sheet. The excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes has been reclassified from permanent to temporary equity. When the conversion period closed, July 24, 2012, all 2041 Notes not converted were reclassified back to noncurrent liabilities and the temporary equity was reclassified to permanent equity. During the period ending June 24, 2012, 65 of the 2041 Notes, with a total par value of $65,000, were converted at the note holders’ option. In conjunction with the conversion, 137 shares of common stock were issued.

Upon conversion, a holder will receive the conversion value of the 2041 Notes to be converted equal to the conversion rate multiplied by the volume weighted average price of the Company’s common stock during a specified period following the conversion date. The conversion value of each 2041 Note will be paid in: 1) cash equal to the principal amount of the note and 2) to the extent the conversion value exceeds the principal amount of the note, common stock (plus cash in lieu of any fractional shares of common stock). The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Upon a “fundamental change” at any time, as defined, the Company will in some cases increase the conversion rate for a holder who elects to convert its 2041 Notes in connection with such fundamental change. In addition, the holders may require the Company to repurchase for cash all or a portion of their notes upon a “designated event” at a price equal to 100% of the principal amount of the notes being repurchased plus accrued and unpaid interest, if any.

On or after May 21, 2021, we may redeem all or part of the 2041 Notes for the principal plus any accrued and unpaid interest if the closing price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during any period of 30 consecutive trading days prior to the date on which we provide notice of redemption.

The 2041 Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the 2041Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in Other non-current liabilities, with any gains and losses recorded in Interest expense, within the Condensed Consolidated Statements of Income.

Fair Value of Notes

As of June 24, 2012, the face values of the 2016 Notes, 2018 Notes, and 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of June 24, 2012, the fair values of the 2016 Notes, 2018 Notes, and 2041 Notes, which includes the debt and equity components, were approximately $432.4 million, $445.6 million, and $863.9 million respectively, based on quoted market prices (level 1 inputs within the fair value hierarchy).

Contractual Obligations

The Company’s contractual cash obligations relating to its convertible notes and other long-term debt as of June 24, 2012 were as follows:

Long-term Debt

(in thousands)
Payments due by period:
One year	$—
Two years	—
Three years	—
Four years	450,000
Five years	—
Over 5 years*	1,149,935

Total	1,599,935
Current portion of long-term debt	699,935

Long-term debt	$900,000

*	As noted above, the conversion period for the 2041 Notes closed on July 24, 2012 and no further conversions occurred. As such, the payment of principal on the 2041 Notes has been included in the over 5 year category of this table.

Note 14: Commitments

The Company has certain obligations to make future payments under various contracts, some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s capital lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for operating leases, purchase obligations, and certain guarantees. The Company’s commitments relating to capital leases and off-balance sheet agreements are included in the tables below. These amounts exclude $274.2 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 15, of Notes to Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment leases. The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of June 24, 2012 were as follows:

Capital Leases

(in thousands)
Payments due by period:
One year	$1,877
Two years	1,596
Three years	1,585
Four years	2,138
Five years	7,940
Over 5 years	—

Total	15,136
Interest on capital leases	1,077

Current portion of capital leases	1,547

Long-term portion of capital leases	$12,512

Operating Leases and Related Guarantees

The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2012, 2011, and 2010 was approximately $11 million, $9 million, and $6 million, respectively.

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of June 24, 2012.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the statement of operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of June 24, 2012, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.2 million.

During fiscal years 2011 and 2010, the Company recognized restructuring charges of $13.7 million and $13.0 million, respectively, related to the reassessment of the residual value guarantee for such lease. Accordingly, an amount of $26.7 million has been recorded in other long-term liabilities as of June 24, 2012.

The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantees discussed above, as of June 24, 2012 were as follows:

Operating Leases

(in thousands)
Payments due by period:
One year	$15,620
Two years	12,537
Three years	9,960
Four years	5,886
Five years	4,777
Over 5 years	1,423
Less: Sublease Income	(12,822)

Total	$37,381

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of June 24, 2012, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 24, 2012, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $19.9 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The Company continues to enter into new agreements and maintain existing agreements to outsource certain activities, including elements of its manufacturing, warehousing, logistics, facilities maintenance, certain information technology functions, and certain transactional general and administrative functions. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 24, 2012 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided. In addition to these obligations, certain of these agreements include early termination provisions and/or cancellation penalties that could increase or decrease amounts actually paid.

The Company’s commitments related to these agreements as of June 24, 2012 are as follows:

Purchase
Obligations
(in thousands)
Payments due by period:
One year	$125,403
Two years	7,567
Three years	5,470
Four years	2,974
Five years	724
Over 5 years	—

Total	$142,138

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 24, 2012	June 26, 2011
	(in thousands)
Balance at beginning of period	$40,951	$31,756
Warranties issued during the period	45,095	51,721
Warranties assumed in Novellus acquisition	38,967	—
Settlements made during the period	(58,710)	(39,915)
Expirations and change in liability for pre-existing warranties during the period	3,793	(3,299)
Changes in foreign currency exchange rates	65	688

Balance at end of period	$70,161	$40,951
Less: long-term portion	(6,173)	—

Accrued warranty, current	$63,988	$40,951

Note 15: Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
United States	$(6,950)	$159,250	$140,309
Foreign	211,368	641,626	289,832

	$204,418	$800,876	$430,141

Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Federal:
Current	$5,038	$55,119	$38,221
Deferred	(1,033)	(25,143)	11,438

	$4,005	$29,976	$49,659

State:
Current	$1,297	$3,159	$6,126
Deferred	336	26,589	5,009

	$1,633	$29,748	$11,135

Foreign:
Current	$33,871	$22,556	$22,813
Deferred	(3,814)	(5,152)	(135)

	$30,057	$17,404	$22,678

Total Provision for Income Taxes	$35,695	$77,128	$83,472

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets are as follows:

	June 24, 2012	June 26, 2011
	(in thousands)
Deferred tax assets:
Tax carryforwards	$114,974	$33,152
Allowances and reserves	102,041	85,751
Equity-based compensation	24,960	8,019
Inventory valuation differences	8,233	8,861
Other	3,118	1,720
Capitalized R&D expenses	388	2,722
Intangible Assets	—	20,397

Gross deferred tax assets	253,714	160,622
Valuation allowance	(55,213)	(46,201)

Net deferred tax assets	198,501	114,421
Deferred tax liabilities:
Intangible Assets	(117,312)	—
Convertible debt	(81,608)	—
Temporary differences for capital assets	(71,439)	(36,519)
Amortization of goodwill	(8,180)	(7,768)
Other	(7,060)	(802)

Gross deferred tax liabilities	(285,599)	(45,089)

Net deferred tax assets	$(87,098)	$69,332

The change in the gross deferred tax assets, gross deferred tax liabilities and valuation allowance between fiscal year 2012 and 2011 is primarily attributable to the Company’s acquisition of Novellus. Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more-likely-than-not that such deferred tax assets will be realized with the exception of $55.2 million related to California and certain foreign deferred tax assets. $22.5 million of the valuation allowance relates to tax assets established in purchase price accounting and is allocated to goodwill.

The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, the Company will only recognize an excess benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, the Company continued to elect to account for the indirect benefits of stock-based compensation such as the R&D tax credit through the consolidated statement of operations.

At June 24, 2012, the Company had federal net operating loss carryforwards of approximately $186.2 million. These losses will begin to expire in the year 2018, and are subject to limitations on their utilization.

As of June 24, 2012, the Company had state net operating loss carryforward of approximately $ 60.2 million. If not utilized, the net operating loss carryforwards will begin to expire in the year 2013, and are subject to limitations on their utilization.

At June 24, 2012, the Company had federal tax credit carryforwards of approximately $47.6 million, of which $44.9 million will begin to expire in fiscal year 2027. The remaining balance of $2.8 million of credits may be carried forward indefinitely. The tax benefits relating to approximately $8.1 million of the federal tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 24, 2012, the Company had state tax credit carryforwards of approximately $159.0 million. Substantially all tax credits may be carried forward indefinitely. The tax benefits relating to approximately $36.7 million of the state tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 24, 2012, the Company had foreign net operating loss carryforwards of approximately $66.4 million, of which approximately $34.0 million may be carried forward indefinitely and $32.4 million will begin to expire in fiscal year 2014.

A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2012, 2011 and 2010) to actual income expense is as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Income tax expense computed at federal statutory rate	$71,546	$280,306	$150,549
State income taxes, net of federal tax benefit	(4,895)	9,322	4,754
Foreign income taxed at different rates	(51,425)	(217,982)	(84,081)
Tax credits	(5,791)	(16,503)	(4,410)
State valuation allowance, net of federal tax benefit	5,862	10,078	4,627
Equity-based compensation	14,123	12,244	11,847
Acquisition costs	5,683	—	—
Other, net	592	(337)	186

	$35,695	$77,128	$83,472

The Company’s effective tax rate on income before tax for the year was 17.5% which was lower than the United States federal statutory rate of 35% due to geographical mix of income between higher and lower foreign tax jurisdictions and recognition of the U.S. federal research tax credit.

Effective from fiscal year 2003 through June 2013, the Company has a tax holiday in Switzerland for one of its foreign subsidiaries, which is conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $22.3 million, $119.5 million, and $45.9 million for fiscal years 2012, 2011, and 2010, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $0.18 in fiscal year 2012, $0.96 in fiscal year 2011, and $0.36 in fiscal year 2010.

Effective from January 2007 through December 2014, Novellus has a tax holiday in Singapore for one of its foreign subsidiaries, which is conditional upon Novellus meeting certain revenue, business spending and employment thresholds. The benefit of the Singapore tax holiday for the Company’s fiscal year 2012 results is immaterial.

Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $1.9 billion at June 24, 2012. These earnings are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. and foreign withholding taxes of approximately $430.5 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.

As of June 24, 2012, the total gross unrecognized tax benefits were $343.8 million compared to $181.5 million as of June 26, 2011, and $190.5 million as of June 27, 2010. During fiscal year 2012, gross unrecognized tax benefits increased by approximately $162.3 million, primarily related to the acquisition of Novellus. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $278.2 million, $120.4 million, and $153.8 million as of June 24, 2012, June 26, 2011, and June 27, 2010, respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in millions)
Balance as of June 28, 2009	$178.4
Settlements and effective settlements with tax authorities	(1.3)
Lapse of statute of limitations	(8.1)
Increases in balances related to tax positions taken during prior periods	5.5
Decreases in balances related to tax positions taken during prior periods	(2.0)
Increases in balances related to tax positions taken during current period	18.0

Balance as of June 27, 2010	$190.5
Settlements and effective settlements with tax authorities	(24.2)
Lapse of statute of limitations	(5.2)
Increases in balances related to tax positions taken during prior periods	13.7
Decreases in balances related to tax positions taken during prior periods	(13.4)
Increases in balances related to tax positions taken during current period	20.1

Balance as of June 26, 2011	181.5
Settlements and effective settlements with tax authorities	(0.2)
Lapse of statute of limitations	(6.6)
Increases in balances related to tax positions taken during prior periods	1.4
Decreases in balances related to tax positions taken during prior periods	(4.3)
Increases in balances related to tax positions taken during current period	22.3
Tax positions assumed in Novellus transaction	149.7

Balance as of June 24, 2012	$343.8

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $25.2 million, $16.9 million, and $18.5 million, cumulatively, for gross interest and penalties as of June 24, 2012, June 26, 2011 and June 27, 2010, respectively.

The Internal Revenue Service (“IRS”) is examining the Company’s and Novellus’ U.S. income tax returns for fiscal years through 2009. As of June 24, 2012, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur. In addition, the Company is also subject to audits by foreign tax authorities.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 24, 2012, tax years 2003-2011 remain subject to examination in the jurisdictions where the Company operates.

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

Note 16: Acquisitions

On June 4, 2012 (“the acquisition date”), the Company acquired all of the outstanding common shares of Novellus in an all-stock transaction valued at approximately $3.0 billion. The results of Novellus’ operations have been included in the consolidated financial statements for the period from June 4, 2012 to June 24, 2012. Lam’s primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for revenue and cost synergies. Novellus’ primary business focus is to develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called chips or semiconductors. Customers for this equipment manufacture chips for sale or for incorporation in their own products, or provide chip-manufacturing services to third parties. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for a broad spectrum of industrial applications.

As a result of the acquisition, Lam Research issued common stock and equity-based awards, subject to certain exceptions, as follows:

(i)	each issued and outstanding share of common stock of Novellus was converted into 1.125 (the “exchange ratio”) shares of Lam Research common stock, with cash paid in lieu of fractional shares;

(ii)

each outstanding option for Novellus’ common stock held by a then-current employee of Novellus, whether vested or unvested, was assumed by Lam Research and converted into an option (A) to acquire that number of shares of Lam Research common stock (rounded down to the nearest whole share) equal to the product of (x) the number of shares of Novellus common stock for which such option was exercisable immediately prior to the acquisition date multiplied by (y) the exchange ratio and (B) with an exercise price per share of Lam Research (rounded up to the nearest whole penny) equal to the quotient obtained by dividing (z) the exercise price per share of Novellus common stock subject to such option immediately prior to the acquisition date divided by (y) the exchange ratio. Each assumed stock option will be subject to, and exercisable and vested on, the same terms and conditions applicable to such assumed stock option (consistent with the terms of the applicable Novellus stock plan, the applicable stock option agreement and any other applicable Novellus plan) as of immediately prior to the acquisition date; and

(iii)	each outstanding Novellus RSU and each outstanding Novellus performance-based RSU (“PSU”) held by a then-current employee of Novellus, whether vested or unvested, was assumed by Lam Research and converted into a restricted stock unit to acquire the number of shares of Lam Research common stock (rounded down to the nearest whole share) equal to the product obtained by multiplying (x) the number of shares of Novellus common stock subject to such RSU or PSU, as applicable, immediately prior to the acquisition date by (y) 1.125. Novellus PSUs that vest in connection with the consummation of the acquisition will become fully vested with respect to the maximum number of shares of Novellus common stock payable pursuant to such Novellus PSU. Each assumed RSU or PSU, as applicable, will be subject to, and vested on, the same terms and conditions applicable to such assumed RSU or PSU.

Consideration Transferred

The table below details the consideration transferred to acquire Novellus:

	Conversion	Estimated
(in thousands, except per share amounts)	Calculation	Fair Value
Lam common stock issued at merger	82,689
Per share price of Lam common stock as of June 4, 2012	$35.99	$2,975,977

Estimated fair value of vested Lam equivalent restricted stock (1)		$9,599
Estimated fair value of vested Lam equivalent stock options (2)		41,412

Estimated purchase price consideration		$3,026,988

(1)	The fair value of Lam Research equivalent restricted stock as of the acquisition date was estimated based upon the per share price of Lam Research common stock as of June 4, 2012, and giving effect to the exchange ratio of 1.125.
(2)	The fair value of the Lam Research equivalent stock options as of the acquisition date was estimated using the Black-Scholes valuation model. Assumptions used are the same as those for acquired awards as disclosed in Note 11 of Notes to Condensed Consolidated Financial Statements.

Net Assets Acquired

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

June 4, 2012
(in thousands)
Cash and investments	$1,059,859
Accounts receivable	241,924
Inventory	309,213
Other current assets	56,314
Property and equipment	289,126
Intangible assets	1,219,100
Goodwill	1,277,121
Other long-term assets	35,826

Total assets acquired	4,488,483
Accounts payable	(83,028)
Accrued expenses and other current liabilities	(196,677)
Deferred revenue	(20,388)
Debt	(509,805)
Other long-term liabilities	(323,471)
Convertible notes - equity component	(328,126)

Net assets acquired	$3,026,988

The following table is a summary of the fair value estimates of the identifiable intangible assets and their useful lives:

	Useful Lives	Estimated Fair Value June 4, 2012
	(in thousands, except years)
Existing technology	7	$580,000
Customer relationships	6-10	580,000
In-process research and design	Indefinite	30,000
Patents	6	10,000
Backlog	1	10,000
Additional development rights	Indefinite	9,100

Total		$1,219,100

The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from combining the operations of Novellus with the operations of Lam. The $1.3 billion goodwill that was acquired is not expected to be deductible for income tax purposes. As of June 24, 2012, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Novellus.

Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and continue to evaluate pre-acquisition contingencies relating to Novellus that existed as of the acquisition date. We have determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have preliminarily recorded our best estimates for these contingencies as a part of the purchase price allocation for Novellus. We continue to gather information for and evaluate these pre-acquisition contingencies, primarily related to tax positions that we have assumed from Novellus. If we make changes to the amounts recorded or identify additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

Acquisition Costs

The Company recognized $36 million of acquisition related costs that were expensed in the year ended June 24, 2012. These costs are included within selling, general, and administrative expense in the Consolidated Statement of Operations.

Actual and Pro-forma Results

The amounts of revenue and net income (loss) of Novellus included in the Company’s consolidated Statement of Operations from the acquisition date to June 24, 2012 are as follows:

(in thousands)
Revenue	$25,843
Net income (loss)	$(29,187)

The unaudited pro-forma results presented below include the effects of the Novellus acquisition as if it had been consummated as of June 28, 2010. The pro forma results below include adjustments related to conforming revenue accounting policies, depreciation and amortization to reflect the fair value of acquired property, plant and equipment and identifiable intangible assets, and the associated income tax impacts. The pro forma results for the years ended June 24, 2012 include $122 million of costs related to inventory fair value adjustments on products sold, share-based compensation associated with accelerated vesting and acquisition-related costs, which are not expected to occur in future quarters. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

	Year Ended
	June 24, 2012	June 26, 2011
	(in thousands, except per share amounts)
Pro forma revenue	$3,804,252	$4,743,797
Pro forma net income	$152,981	$894,864
Pro forma basic earnings per share	$0.76	$4.34
Pro forma diluted earnings per share	$0.74	$4.18

Note 17: Goodwill and Intangible Assets

Goodwill

There were no changes in the goodwill balance during the twelve months ended June 26, 2011. The balance of goodwill increased from $169 million as of June 26, 2011 to $1.4 billion as of June 24, 2012 as a result of $1.3 billion of goodwill acquired in the Novellus acquisition.

Of the $1.4 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

The Company’s goodwill is measured at fair value when an impairment exits. Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the years ended June 24, 2012, June 26, 2011, or June 27, 2010.

Intangible Assets

The acquisition of Novellus during the quarter ended June 24, 2012 resulted in an increase of $1.2 billion in intangible assets. The following table provides the Company’s intangible assets as of June 24, 2012 (in thousands, except years):

	Gross*	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$615,411	$(32,041)	$583,370	9.04
Existing technology	642,311	(48,378)	593,933	6.97
Patents	30,870	(17,525)	13,345	6.05
Backlog	10,000	(548)	9,452	1.00
Other intangible assets	35,216	(33,989)	1,227	4.10

Intangible assets subject to amortization	1,333,808	(132,481)	1,201,327
IP R&D	30,000	—	30,000
Development rights	9,100	—	9,100

Intangible assets not subject to amortization	39,100	—	39,100

Total intangible assets	$1,372,908	$(132,481)	$1,240,427

*	Includes impact of foreign currency translation adjustments

The following table provides details of the Company’s intangible assets as of June 26, 2011 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$35,226	$(23,468)	$11,758	6.90
Existing technology	61,941	(35,409)	26,532	6.68
Patents	20,670	(14,323)	6,347	6.11
Other intangible assets	35,216	(32,419)	2,797	4.10

Total intangible assets	$153,053	$(105,619)	$47,434	6.06

The Company recognized $26.9 million, $21.0 million, and $23.9 million, in intangible asset amortization expense during fiscal years 2012, 2011, and 2010, respectively.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of June 24, 2012 was as follows (in thousands):

Fiscal Year	Amount
2013	$176,392
2014	160,968
2015	152,728
2016	150,905
2017	150,646
Thereafter	409,688

$1,201,327

Note 18: Segment, Geographic Information and Major Customers

The Company operates in one reportable business segment: manufacturing and servicing of wafer processing semiconductor manufacturing equipment. The Company’s material operating segments qualify for aggregation due to their customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing and distribution.

The Company operates in six geographic regions: North America, Europe, Japan, Korea, Taiwan, and Asia Pacific. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Revenue:
Korea	$893,549	$756,660	$539,312
Taiwan	467,922	766,910	703,854
North America	458,531	393,004	186,036
Japan	308,189	405,371	318,641
Asia Pacific	292,963	492,600	252,248
Europe	244,038	423,148	133,685

Total revenue	$2,665,192	$3,237,693	$2,133,776

	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Long-lived assets:
North America	$463,156	$191,221	$136,601
Europe	107,893	69,442	56,256
Asia Pacific	8,317	3,738	3,922
Taiwan	3,169	3,897	2,385
Japan	1,068	1,067	658
Korea	993	1,093	514

Total long-lived assets	$584,596	$270,458	$200,336

In fiscal year 2012, three customers accounted for approximately 30%, 12%, and 10% of total revenues. In fiscal year 2011, one customer accounted for approximately 24% of total revenues. In fiscal year 2010, three customers accounted for approximately 24%, 15%, and 11% of total revenues.

Note 19: Restructuring and Asset Impairments

Prior to the end of each of the June 2008, December 2008, and March 2009 quarters, the Company initiated the announced restructuring activities and management, with the proper level of authority, approved specific actions under the June 2008, December 2008, and March 2009 Plans. Severance packages to affected employees were communicated in enough detail such that the employees could determine their type and amount of benefit. The termination of the affected employees occurred as soon as practical after the restructuring plans were announced. The amount of remaining future lease payments and certain contractual obligations for facilities the Company ceased to use and included in the restructuring charges is based on management’s estimates using known prevailing real estate market conditions at that time based, in part, on the opinions of independent real estate experts. Leasehold improvements relating to the vacated buildings were written off, as it was determined that these items would have no future economic benefit to the Company and have been abandoned.

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

The following table summarizes restructuring and asset impairment charges (recoveries) during fiscal years 2012, 2011, and 2010 for each restructuring Plan:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
June 2008 Plan	$(859)	$—	$(2,217)
December 2008 Plan	—	(230)	92
March 2009 Plan	—	11,809	20,891

Total restructuring and asset impairment charges incurred under restructuring plans	(859)	11,579	18,766

Asset impairments outside of specific restructuring plans	1,725	—	5,986

Total restructuring and asset impairment charges	$866	$11,579	$24,752

The amounts in the table above were reported in the Company’s consolidated statement of operations for fiscal years ended 2012, 2011, and 2010 as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Cost of goods sold	$(859)	$—	$3,438
Operating expense	1,725	11,579	21,314

Total restructuring and asset impairments	$866	$11,579	$24,752

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses and asset impairment charges related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). Charges (recoveries) during fiscal years 2012, 2011, and 2010 were as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Severance and benefits	$—	$—	$(42)
Inventory	(859)	—	(2,175)

Total restructuring and asset impairment charges	$(859)	$—	$(2,217)

Total charges incurred as of June 24, 2012 under the June 2008 Plan were $34.9 million. There was no remaining liability under the June 2008 Plan as of either June 24, 2012 or June 26, 2011.

December 2008 Plan

During the December 2008 quarter, the Company incurred restructuring expenses and asset impairment charges designed to better align the Company’s cost structure with its business opportunities in consideration of market and economic uncertainties (“December 2008 Plan”). Charges during fiscal years 2012, 2011, and 2010 were as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Severance and benefits	$—	$(230)	$92

Total restructuring and asset impairment charges	$—	$(230)	$92

Below is a table summarizing activity relating to the December 2008 Plan:

Severance and Benefits
(in thousands)
Balance at June 28, 2009	$684
Fiscal year 2010 expense	92
Cash payments	(497)

Balance at June 27, 2010	279
Cash payments	(27)
Fiscal year 2011 expense	(230)

Balance at June 26, 2011	22
Cash payments	(22)

Balance at June 24, 2012	$—

Total charges incurred as of June 24, 2012 under the December 2008 Plan were $17.7 million.

March 2009 Plan

During the March 2009 quarter, the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). Restructuring and asset impairment charges during fiscal years 2012, 2011, and 2010 under the March 2009 Plan were as follows:

	Year Ended
	June 24, 2012	June 26, 2011	June 27, 2010
	(in thousands)
Severance and benefits	$—	$(43)	$472
Facilities		11,852	19,832
Abandoned assets	—	—	587

Total restructuring and asset impairment charges	$—	$11,809	$20,891

Below is a table summarizing activity relating to the March 2009 Plan:

	Severance and Benefits	Facilities	Abandoned Assets	Total
	(in thousands)
Balance at June 28, 2009	$3,925	$437	$—	$4,362
Fiscal year 2010 expense	472	19,832	587	20,891
Cash payments	(4,132)	(3,417)	—	(7,549)
Non-cash charges	—	—	(587)	(587)

Balance at June 27, 2010	265	16,852	—	17,117
Fiscal year 2011 expense	(43)	11,852	—	11,809
Cash payments	(222)	(598)	—	(820)

Balance at June 26, 2011	—	28,106	—	28,106
Cash payments	—	(357)	—	(357)

Balance at June 24, 2012	$—	$27,749	$—	$27,749

Total charges incurred as of June 24, 2012 under the March 2009 Plan were $61.3 million. The facilities balance consists primarily of lease payments, net of sublease income, on vacated buildings and is expected to be paid by the end of fiscal year 2015.

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability of $11.2 million was assumed in the Novellus acquisition related to future rent obligations on unoccupied facilities.

Note 20: Stock Repurchase Program

On September 10, 2010, the Board of Directors authorized the repurchase of up to $250 million of Company common stock and on September 1, 2011 the Board of Directors authorized the repurchase of up to an additional $500 million of Company common stock. On

December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of Company common stock, which replaces the previous repurchase authorizations. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s available cash. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 26, 2011				$249,244
Authorization of additional $500 million - September 2011	—	$—	$—	$749,244
Quarter ended September 25, 2011	1,977	$74,287	$37.57	$674,957
Quarter ended December 25, 2011	2,860	$110,637	$38.69	$564,320
Authorization of replacement $1.6 billion plan - December 2011				$1,600,000
Quarter ended March 25, 2012	300	$12,513	$41.71	$1,587,487
Quarter ended June 24, 2012	16,323	$675,554	$37.55	$911,933

*	Average price excludes accelerated share repurchases that had not settled as of June 24, 2012 as the final price per share for these repurchases was not known until each transactions’ settlement date in fiscal 2013.

In addition to shares repurchased under Board authorized repurchase program shown above, the Company acquired 486,000 shares at a total cost of $20.5 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. During fiscal year 2012 such arrangements included the following.

Cash Enhanced Share Repurchases

Under cash enhanced share repurchases, the Company is required to make an up-front cash payment in exchange for the right to receive shares of its common stock or cash at the expiration of the agreement, dependent upon the closing price of the Corporation’s common stock at the settlement date. During the year ended June 24, 2012 one such arrangement resulted in the receipt of 2.6 million shares upon settlement at an aggregate price of $100.0 million and two such arrangements were settled in cash for an aggregate of $130.2 million. All cash enhanced share repurchase agreements during fiscal year 2012 were executed prior to the December 2011 $1.6 billion buyback authorization. As of June 24, 2012 there are no outstanding prepayments under such arrangements. Under these arrangements, any prepayments or cash payments at settlement are recorded as a component of Additional paid in capital in the Company’s Consolidated Balance Sheet.

Collared Accelerated Share Repurchases

During the year ended June 24, 2012, the Company entered into two share repurchase transactions under one master repurchase arrangement. Under these collared accelerated share repurchase transactions (“ASRs”), the Company made up-front cash payments of $375 million and $200 million, respectively, three days after the respective trade date in exchange for an initial delivery of 6.6 million and 3.9 million shares of its common stock, respectively. The number of shares to ultimately be repurchased by the Company is based generally on the volume-weighted average price (“VWAP”) of the Company’s common stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provide a minimum and maximum number of shares that the Company could repurchase under the agreements.

The minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The Company received incremental shares on top of the initial shares delivered such that the total number of shares received after the initial hedge period equaled 8.8 million and 4.8 million shares, equivalent to the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before September 18, 2012 and October 9, 2012, respectively. However, each ASR is subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, the Company may receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under the ASRs does not exceed the maximum of 10.8 million 6.6 million shares, respectively.

The Company accounted for each ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock and classified in stockholders’

equity. As such, the Company accounted for the shares that it received under the ASRs as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC, and, therefore, the ASRs were not accounted for as derivative instruments. As of June 24, 2012, the aggregate repurchase price of $575.0 million is reflected as Treasury stock, at cost, in the Condensed consolidated balance sheet.

The counterparty designated July 6, 2012 as the accelerated termination date, at which time the Company settled the $375 million ASR and received an additional 1.3 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.80 for the transaction period. The counterparty designated July 25, 2012 as the accelerated termination date, at which time the Company settled the $200 million ASR and received an additional 0.7 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.12 for the transaction period.

Note 21: Legal Proceedings

The Company is either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company believes that the amount of any such additional loss would be immaterial to the Company’s business, financial condition, and results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 24, 2012 and June 26, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 24, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 24, 2012 and June 26, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 24, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 24, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited Lam Research Corporation’s internal control over financial reporting as of June 24, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Novellus Systems, which is included in the June 24, 2012 consolidated financial statements of Lam Research Corporation, and constituted 25 percent and 23 percent of total and net assets, respectively, excluding acquisition method fair value adjustments as of June 24, 2012 and 1 percent of revenues, for the year then ended. Our audit of internal control over financial reporting of Lam Research Corporation also did not include an evaluation of the internal control over financial reporting of Novellus Systems.

In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 24, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 24, 2012 and June 26, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 24, 2012 of Lam Research Corporation and our report dated August 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 22, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By	/s/ Martin B. Anstice
Martin B. Anstice
President and Chief Executive Officer

Dated: August 22, 2012

POWER OF ATTORNEY AND SIGNATURES

By signing this Annual Report on Form 10-K below, I hereby appoint each of Martin B. Anstice and Ernest E. Maddock, jointly and severally, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other related documents) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officer /s/ Martin B. Anstice Martin B. Anstice	President and Chief Executive Officer	August 22, 2012

Principal Financial Officer and Principal Accounting Officer

/s/ Ernest E. Maddock Ernest E. Maddock	Senior Vice President, Chief Financial Officer, and Chief Accounting Officer	August 22, 2012

Other Directors /s/ James W. Bagley James W. Bagley	Executive Chairman	August 22, 2012

/s/ Stephen G. Newberry Stephen G. Newberry	Vice Chairman	August 22, 2012

/s/ Robert M. Berdahl Robert M. Berdahl	Director	August 22, 2012

/s/ Eric K. Brandt Eric K. Brandt	Director	August 22, 2012

/s/ Michael R. Cannon Michael R. Cannon	Director	August 22, 2012

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	August 22, 2012

/s/ Christine Heckart Christine Heckart	Director	August 22, 2012

/s/ Grant M. Inman Grant M. Inman	Director	August 22, 2012

/s/ Catherine P. Lego Catherine P. Lego	Director	August 22, 2012

/s/ Kim Perdikou Kim Perdikou	Director	August 22, 2012

/s/ Krishna Saraswat Krishna Saraswat	Director	August 22, 2012

/s/ William R. Spivey William R. Spivey	Director	August 22, 2012

/s/ Abhi Talwalkar Abhi Talwalkar	Director	August 22, 2012

/s/ Delbert A. Whitaker Delbert A. Whitaker	Director	August 22, 2012

LAM RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries (1)	Balance at End of Period
	(in thousands)
YEAR ENDED JUNE 24, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$4,720,000	$403,000	$125,000	$5,248,000
YEAR ENDED JUNE 26, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$10,609,000	$290,000	$(6,179,000)	$4,720,000
YEAR ENDED JUNE 27, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$10,719,000	$45,000	$(155,000)	$10,609,000

(1)	During fiscal year 2012, write-off, net of recoveries represents $0.1 million of recoveries against previously written-off balances

During fiscal year 2011, write-off, net of recoveries represents $3.8 million release of reserve and $2.4 million write-off of customer specific accounts.

During fiscal year 2010, write-off, net of recoveries represents $0.2 million of write-offs of specific customer accounts.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 24, 2012

EXHIBIT INDEX

Exhibit	Description

3.1(2)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as of March 7, 2000; and the Certificate of Amendment effective as of November 5, 2009.

3.2(14)	Bylaws of the Registrant, as amended, dated June 2, 2012.

3.3(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.1(16)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2016 Notes

4.2(16)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2018 Notes

4.8(5)*	Amended and restated 1997 Stock Incentive Plan.

4.12(4)*	Amended and restated 1999 Stock Option Plan.

4.13(11)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(11)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.15(7)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

4.16(17)*	Lam Research Corporation Elective Deferred Compensation Plan.

4.17(17)*	Lam Research Corporation Elective Deferred Compensation Plan II.

4.18(20)	Indenture between Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of May 10, 2011, including the form of 2.625% Senior Convertible Notes due 2041.

4.19(14)	Supplemental Indenture among the Registrant, as Guarantor, Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of June 4, 2012.

10.3(1)*	Form of Indemnification Agreement.

10.99(3)*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.102(6)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.103(6)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.106(8)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.107(9)	Form of Restricted Stock Unit Award Agreement — Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.108(9)	Form of Restricted Stock Unit Award Agreement — Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.117(10)	Lease Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.118(10)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.119(10)	Closing Certificate and Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.120(10)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.121(10)	Lease Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.122(10)	Pledge Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.123(10)	Closing Certificate and Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.124(10)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.125(10)	Lease Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.126(10)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.127(10)	Closing Certificate and Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.128(10)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.129(10)	Lease Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.130(10)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.131(10)	Closing Certificate and Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.132(10)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.133(10)	Lease Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.134(10)	Pledge Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.135(10)	Closing Certificate and Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.136(10)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.137(10)	Construction Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.138(10)	Lease Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.139(10)	Pledge Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.140(10)	Closing Certificate and Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.141(10)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.142(10)	Construction Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.143(11)	First Modification Agreement (Fremont Buildings #1, #2, #3, #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.144(11)	First Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.145(11)	Second Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.146(11)	First Modification Agreement (Livermore Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.148(12)*	Form of Indemnification Agreement.

10.149(12)*	Reformation of Stock Option Agreement.

10.150(13)*	Stock Option Amendment and Special Bonus Agreement.

10.153(15)*	Form of Change in Control Agreement.

10.154(15)*	Employment Agreement with Ernest Maddock, dated July 1, 2009.

10.156(18)*	Employment Agreement with Stephen G. Newberry, dated November 30, 2011.

10.157(18)*	Employment Agreement with Martin B. Anstice, dated November 30, 2011.

10.158(19)*	Employment Agreement with Timothy M. Archer, dated March 6, 2012.

10.159(18)*	Form of Indemnification Agreement.

10.160(21)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.161(22)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.162(23)*	Form of Novellus Directors and Officers Indemnification Agreement.

10.163(24)*	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.

10.164(24)*	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

10.165(25)*	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

10.166(26)*	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

10.167(26)*	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

10.168(26)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

10.169(27)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.170(28)*	Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended.

10.171(29)*	Novellus Accelerated Stock Vesting Retirement Plan Summary.

10.172*	Novellus Systems, Inc. 2011 Stock Incentive Plan, as amended July 18, 2012.

10.173*	Forms of nonstatutory stock option agreement under the Novellus 2011 Stock Incentive Plan.

10.174*	Forms of restricted stock unit award agreement under the Novellus 2011 Stock Incentive Plan.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.
(2)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000, and Registrant’s Current Report on Form 8-K dated November 5, 2009.

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 33-127936) filed with the Securities and Exchange Commission on August 28, 2005.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 8, 2005.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 6, 2006.
(7)	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (No. 333-138545) filed with the Securities and Exchange Commission on November 9, 2006.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.
(11)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated November 13, 2008.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 8, 2008.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 4, 2012.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated July 31, 2009
(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 11, 2011
(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.
(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated December 5, 2011.
(19)	Incorporated by reference to Registrant’s Amendment No. 1 to Registration Statement on Form S-4, dated March 6, 2012.
(20)	Incorporated by reference to Novellus’ Current Report on Form 8-K dated May 10, 2011 (SEC File No. 000-17157).
(21)	Incorporated by reference to Novellus’ Current Report on Form 8-K dated July 7, 1997 (SEC File No. 000-17157).
(22)	Incorporated by reference to Novellus’ Current Report on Form 8-K dated July 7, 1997 (SEC File No. 000-17157).
(23)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on August 13, 2002 (SEC File No. 000-17157).
(24)	Incorporated by reference to Novellus’ Annual Report on Form 10-K filed on March 23, 2001 (SEC File No. 000-17157).
(25)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on July 31, 2009 (SEC File No. 000-17157).
(26)	Incorporated by reference to Novellus’ Annual Report on Form 10-K filed on March 5, 2003 (SEC File No. 000-17157).
(27)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on September 24, 2004 (SEC File No. 000-17157).
(28)	Incorporated by reference to Novellus’ Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).
(29)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on November 2, 2010 (SEC File No. 000-17157).
*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.