Form 10-Q
period 2012-09-23
LAM RESEARCH CORP
filed 2012-11-01
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

or

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

As of October 26, 2012 there were 171,342,079 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 23, 2012	June 24, 2012
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,411,466	$1,564,752
Short-term investments	1,312,767	1,297,931
Accounts receivable, less allowance for doubtful accounts of $5,366 as of September 23, 2012 and $5,248 as of June 24, 2012	640,217	765,818
Inventories	567,920	632,853
Deferred income taxes	136,556	47,782
Prepaid expenses and other current assets	100,490	105,973

Total current assets	4,169,416	4,415,109
Property and equipment, net	593,202	584,596
Restricted cash and investments	166,196	166,335
Goodwill	1,446,303	1,446,303
Intangible assets, net	1,196,467	1,240,427
Other assets	152,762	151,882

Total assets	$7,724,346	$8,004,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$148,120	$258,778
Accrued expenses and other current liabilities	496,528	492,178
Deferred profit	208,088	164,833
Current portion of long-term debt, convertible notes, and capital leases	1,521	511,139

Total current liabilities	854,257	1,426,928
Long-term debt, convertible notes, and capital leases	1,278,792	761,783
Income taxes payable	282,844	274,240
Other long-term liabilities	296,807	219,577

Total liabilities	2,712,700	2,682,528
Commitments and contingencies
Senior convertible notes (Note 13)	—	190,343
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized— 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding— 175,341 shares as of September 23, 2012 and 186,656 shares as of June 24, 2012	175	187
Additional paid-in capital	5,159,457	4,943,539
Treasury stock, at cost; 73,876 shares as of September 23, 2012 and 62,068 shares as of June 24, 2012	(2,975,656)	(2,636,936)
Accumulated other comprehensive loss	(33,907)	(33,818)
Retained earnings	2,861,577	2,858,809

Total stockholders’ equity	5,011,646	5,131,781

Total liabilities and stockholders’ equity	$7,724,346	$8,004,652

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 23, 2012	September 25, 2011
Revenue	$906,888	$680,436
Cost of goods sold	573,002	396,553

Gross margin	333,886	283,883
Research and development	163,311	102,559
Selling, general and administrative	153,863	80,200
Restructuring and impairments	—	1,725

Total operating expenses	317,174	184,484

Operating income	16,712	99,399
Other expense, net	(9,938)	(12,073)

Income before income taxes	6,774	87,326
Income tax expense	4,006	15,488

Net income	$2,768	$71,838

Net income per share:
Basic net income per share	$0.02	$0.58

Diluted net income per share	$0.02	$0.58

Number of shares used in per share calculations:
Basic	179,928	123,130

Diluted	181,926	124,049

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 23, 2012	September 25, 2011
Net income	$2,768	$71,838

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,125)	(14,910)
Unrealized gain (loss) on fair value of derivative financial instruments, net	1,926	(3,531)
Unrealized gain (loss) on financial instruments, net	2,689	(859)
Reclassification adjustment for gain included in earnings	(737)	(2,369)
Postretirement benefit plan adjustment	158	(4,526)

Other comprehensive loss	(89)	(26,195)

Comprehensive income	$2,679	$45,643

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 23, 2012	September 25, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,768	$71,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,816	21,360
Deferred income taxes	(12,017)	—
Restructuring and impairment charges	—	1,725
Impairment of investment	—	1,724
Equity-based compensation expense	24,414	17,744
Income tax benefit on equity-based compensation plans	—	659
Excess tax benefit on equity-based compensation plans	—	(1,951)
Amortization of convertible note discount	7,752	6,593
Other, net	8,406	1,423
Changes in operating assets and liabilities	143,123	(34,215)

Net cash provided by operating activities	249,262	86,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(43,965)	(15,732)
Purchases of available-for-sale securities	(222,187)	(158,050)
Sales and maturities of available-for-sale securities	205,549	72,791
Transfer of restricted cash and investments	146	17

Net cash used for investing activities	(60,457)	(100,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(665)	(1,564)
Excess tax benefit on equity-based compensation plans	—	1,951
Net cash paid in advance for stock repurchase contracts	—	(75,000)
Treasury stock purchases	(355,079)	(72,053)
Reissuances of treasury stock related to employee stock purchase plan	9,925	8,858
Proceeds from issuance of common stock	951	164

Net cash used for financing activities	(344,868)	(137,644)

Effect of exchange rate changes on cash	2,777	(1,096)
Net decrease in cash and cash equivalents	(153,286)	(152,814)
Cash and cash equivalents at beginning of period	1,564,752	1,492,132

Cash and cash equivalents at end of period	$1,411,466	$1,339,318

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 23, 2012

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 24, 2012, which are included in the Annual Report on Form 10-K as of and for the year ended June 24, 2012 (the “2012 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com.

The consolidated financial statements include the accounts of Lam Research Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2013 and includes 53 weeks. The quarters ended September 23, 2012 (the “September 2012 quarter”) and September 25, 2011 (the “September 2011 quarter”) each included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance that increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance in the September 2012 quarter. The implementation of this authoritative guidance did not have an impact on the Company’s financial position or results of operations, but did change the presentation of the Company’s financial statements.

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSUs”), of Lam Research common stock (“Common Stock”). An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of two years or less, although awards assumed in connection with the Novellus acquisition have vesting terms up to four years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 23, 2012	September 25, 2011
	(in millions)
Equity-based compensation expense	$24.4	$17.7
Income tax benefit related to equity-based compensation expense	$5.7	$2.7

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis. The increase in stock compensation expense during the three months ended September 23, 2012 as compared to the three months ended September 25, 2011 was primarily due to the increased number of RSUs and stock options outstanding as a result of awards assumed in connection with the Novellus acquisition.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. In June 2012, as part of the Novellus acquisition, Lam also assumed the Novellus Systems, Inc. 2011 Stock Incentive Plan (together with the 2007 Stock Incentive Plan, collectively the “Plans”), which provides for grants of equity-based awards to eligible participants. As of September 23, 2012, there were a total of 7,893,626 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of September 23, 2012, there were an additional 15,821,889 shares reserved and available for future equity-based awards under the Plans.

A summary of stock option activity under the Plans as of September 23, 2012 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of September 23, 2012 (in thousands)
Outstanding at June 24, 2012	3,902	$25.14	4.79
Exercised	(46)	$20.72
Forfeited or expired	(21)	$22.13
Outstanding at September 23, 2012	3,835	$25.21	4.53	$31,319

Exercisable at September 23, 2012	2,684	$26.79	3.31	$18,206

The total intrinsic value of options exercised during the three months ended September 23, 2012 and September 25, 2011 was $0.6 million and $0.2 million, respectively. As of September 23, 2012, there was $10.0 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted average remaining vesting period of 1.6 years.

A summary of the Company’s RSUs as of September 23, 2012 and changes during the three months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 24, 2012	4,331	$41.01
Granted	190	$34.51
Vested	(393)	$36.10
Forfeited	(69)	$39.28

Unvested at September 23, 2012	4,059	$41.21

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 23, 2012, there was $101.9 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 2.0 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of September 23, 2012, there were a total of 10,304,484 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three months ended September 23, 2012:

Three Months Ended September 23, 2012
Expected term (years)	0.7
Expected stock price volatility	33.26%
Risk-free interest rate	0.16%

As of September 23, 2012, there was $8.0 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 11 months.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are related to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense) in the Consolidated Statements of Operations. All of the Company’s other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement at September 23, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,175,847	$1,175,847	$—	$—
Municipal Notes and Bonds	325,648	—	325,648	—
US Treasury and Agencies	179,213	179,213	—	—
Government-Sponsored Enterprises	118,105	—	118,105	—
Foreign Government Bonds	7,882	—	7,882	—
Corporate Notes and Bonds	750,919	164,885	586,034	—
Mortgage Backed Securities—Residential	15,221	—	15,221	—
Mortgage Backed Securities—Commercial	81,463	—	81,463	—

Total Short-Term Investments	$2,654,298	$1,519,945	$1,134,353	$—
Equities	5,740	5,740	—	—
Mutual Funds	19,553	19,553	—	—
Derivative Assets	2,698	—	2,698	—

Total Assets	$2,682,289	$1,545,238	$1,137,051	$—

Liabilities
Derivative Liabilities	$2,990	$—	$2,607	$383

The amounts in the table above are reported in the Consolidated Balance Sheet as of September 23, 2012 as follows:

Reported Within:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,176,646	$1,175,847	$799	$—
Short-Term Investments	1,312,767	179,213	1,133,554	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	2,698	—	2,698	—
Other Assets	25,293	25,293	—	—

Total Assets	$2,682,289	$1,545,238	$1,137,051	$—

Accrued Expenses and Other Current Liabilities	$2,607	$—	$2,607	$—
Other Non-current Liabilities	383	—	—	$383

Total Liabilities	$2,990	$—	$2,607	$383

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,318,812	$1,318,812	$—	$—
Municipal Notes and Bonds	322,567	—	322,567	—
US Treasury and Agencies	137,446	130,624	6,822	—
Government-Sponsored Enterprises	123,268	—	123,268	—
Foreign Government Bond	6,358	—	6,358	—
Corporate Notes and Bonds	768,901	164,885	604,016	—
Mortgage Backed Securities—Residential	25,972	—	25,972	—
Mortgage Backed Securities—Commercial	84,853	—	84,853	—

Total Short-Term Investments	$2,788,177	$1,614,321	$1,173,856	$—
Equities	5,913	5,913	—	—
Mutual Funds	17,754	17,754	—	—
Derivative Assets	5,020	—	5,020	—

Total Assets	$2,816,864	$1,637,988	$1,178,876	$—

Liabilities
Derivative Liabilities	$4,529	$—	$4,328	$201

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 24, 2012 as follows:

Reported Within:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,325,361	$1,318,812	$6,549	$—
Short-Term Investments	1,297,931	130,624	1,167,307	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	5,020	—	5,020	—
Other Assets	23,667	23,667	—	—

Total Assets	$2,816,864	$1,637,988	$1,178,876	$—

Accrued Expenses and Other Current Liabilities	$4,328	$—	$4,328	$—
Other Non-current Liabilities	201	—	—	$201

Total Liabilities	$4,529	$—	$4,328	$201

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 13 for additional information regarding the fair value of the Company’s convertible notes.

Investments

The following tables summarize the Company’s investments (in thousands):

	September 23, 2012				June 24, 2012
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$236,130	$—	$—	$236,130	$240,841	$—	$—	$240,841
Fixed Income Money Market Funds	1,175,847	—	—	1,175,847	1,318,812	—	—	1,318,812
Municipal Notes and Bonds	324,072	1,582	(6)	325,648	321,001	1,574	(8)	322,567
US Treasury and Agencies	179,077	154	(18)	179,213	137,516	43	(113)	137,446
Government-Sponsored Enterprises	117,872	235	(2)	118,105	123,269	67	(68)	123,268
Foreign Government Bonds	7,796	86	—	7,882	6,315	43	—	6,358
Corporate Notes and Bonds	747,817	3,172	(70)	750,919	767,847	1,443	(389)	768,901
Mortgage Backed Securities—Residential	15,104	120	(3)	15,221	25,857	121	(6)	25,972
Mortgage Backed Securities—Commercial	80,847	911	(295)	81,463	84,682	555	(384)	84,853

Total Cash and Short -Term Investments	$2,884,562	$6,260	$(394)	$2,890,428	$3,026,140	$3,846	$(968)	$3,029,018

Publicly Traded Equity Securities	$9,320	$—	$(3,580)	$5,740	$9,320	$—	$(3,407)	$5,913
Private equity securities	5,000	—	—	5,000	5,000	—	—	5,000
Mutual Funds	18,559	1,028	(34)	19,553	17,459	366	(71)	17,754

Total Financial Instruments	$2,917,441	$7,288	$(4,008)	$2,920,721	$3,057,919	$4,212	$(4,446)	$3,057,685

Reported Within
Cash and Cash Equivalents	$1,411,467	$—	$(1)	$1,411,466	$1,564,752	$—	$—	$1,564,752
Short-Term Investments	1,306,900	6,260	(393)	1,312,767	1,295,053	3,846	(968)	1,297,931
Restricted Cash and Investments	166,196	—	—	166,196	166,335	—	—	166,335
Other assets	32,878	1,028	(3,614)	30,292	31,779	366	(3,478)	28,667

Total	$2,917,441	$7,288	$(4,008)	$2,920,721	$3,057,919	$4,212	$(4,446)	$3,057,685

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales and pay-downs are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 23, 2012. The Company recognized a $1.7 million other-than-temporary impairment of a strategic private equity investment during the three months ended September 25, 2011. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.3 million and $(0.4) million, respectively, in the three months ended September 23, 2012 and $0.1 million and $(0.1) million, respectively, in the three months ended September 25, 2011.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	September 23, 2012
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$13,222	$(6)	$—	$—	$13,222	$(6)
US Treasury and Agencies	54,331	(18)	—	—	54,331	(18)
Government-Sponsored Enterprises	3,513	(2)	—	—	3,513	(2)
Corporate Notes and Bonds	65,386	(67)	715	(3)	66,101	(70)
Mortgage Backed Securities—Residential	—	—	172	(3)	172	(3)
Mortgage Backed Securities—Commercial	35,086	(258)	1,638	(37)	36,724	(295)

Total Short-Term Investments	$171,538	$(351)	$2,525	$(43)	$174,063	$(394)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	September 23, 2012		June 24, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$1,673,245	$1,673,842	$1,819,712	$1,820,089
Due in more than one year	975,187	980,456	965,587	968,088

	$2,648,432	$2,654,298	$2,785,299	$2,788,177

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

Cash Flow Hedges

In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and Euro-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-US dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using foreign currency forward contracts that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in the same period the hedged transaction is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three months ended September 23, 2012 or September 25, 2011 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At September 23, 2012, the Company had gains of $1.0 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of September 23, 2012, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$57,268	$—	$29,785
Swiss Francs	—	—	23,472	—
Great British Pounds	—	—	4,604	—
Taiwanese Dollars	—	—	94,870	—
Euro	76,977	—	1,824	—

	$76,977	$57,268	$124,770	$29,785

The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of September 23, 2012 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$2,269	Accrued liabilities	$1,246
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$429	Accrued liabilities	$1,361

Total derivatives		$2,698		$2,607

The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of June 24, 2012 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$3,358	Accrued liabilities	$3,403
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,662	Accrued liabilities	$925

Total derivatives		$5,020		$4,328

The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations was as follows:

	Three Months Ended September 23, 2012
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(3,130)	$(1,926)	$(9)	$(13)

	Three Months Ended September 25, 2011
Derivatives Designated as Hedging Instruments:	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Foreign exchange forward contracts	$(8,212)	$(2,606)	$(1)	$531

(1)	Amount recognized in other comprehensive income (loss) (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (loss) (effective portion) located in revenue.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other income (expense), net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other income (expense), net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s Consolidated Statement of Operations was as follows:

	Three Months Ended
	September 23, 2012		September 25, 2011
Derivatives Not Designated as Hedging Instruments:	Gain (Loss) Recognized (5)		Gain (Loss) Recognized (5)
	(in thousands)
Foreign exchange forward contracts		$(5,382)		$(22,412)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 23, 2012	June 24, 2012
	(in thousands)
Raw materials	$316,755	$342,283
Work-in-process	85,149	118,566
Finished goods	166,016	172,004

	$567,920	$632,853

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 23, 2012	June 24, 2012
	(in thousands)
Manufacturing, engineering and office equipment	$489,255	$468,739
Computer equipment and software	106,952	104,919
Land	65,232	65,228
Buildings	235,470	231,536
Leasehold improvements	55,011	54,327
Furniture and fixtures	20,740	19,770

	972,660	944,519
Less: accumulated depreciation and amortization	(379,458)	(359,923)

	$593,202	$584,596

The Company’s long lived assets held for use, including property, plant, and equipment and intangible assets, are measured at fair value when an impairment exists. Long lived assets held for use are assessed for impairment when events occur that indicate a potential impairment. The Company did not record an impairment of long lived assets held for use during the three months ended September 23, 2012 or September 25, 2011.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill was $1.4 billion as of September 23, 2012 and June 24, 2012. Of the $1.4 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

The Company’s goodwill is measured at fair value when an impairment exists. Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the three months ended September 23, 2012 or September 25, 2011.

Intangible Assets

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of September 23, 2012 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$615,651	$(49,800)	$565,851	9.04
Existing technology	642,792	(71,219)	571,573	6.97
Patents	30,870	(18,718)	12,152	6.05
Backlog	10,000	(3,048)	6,952	1.00
Other intangible assets	35,216	(34,377)	839	4.10

Intangible assets subject to amortization	1,334,529	(177,162)	1,157,367
IP R&D	30,000		30,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	39,100		39,100

Total intangible assets	$1,373,629	$(177,162)	$1,196,467

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of June 24, 2012 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$615,411	$(32,041)	$583,370	9.04
Existing technology	642,311	(48,378)	593,933	6.97
Patents	30,870	(17,525)	13,345	6.05
Backlog	10,000	(548)	9,452	1.00
Other intangible assets	35,216	(33,989)	1,227	4.10

Intangible assets subject to amortization	1,333,808	(132,481)	1,201,327
IP R&D	30,000		30,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	39,100		39,100

Total intangible assets	$1,372,908	$(132,481)	$1,240,427

The Company recognized $44.6 million and $4.5 million in intangible asset amortization expense during the three months ended September 23, 2012 and September 25, 2011, respectively.

The estimated future amortization expense of purchased intangible assets as of September 23, 2012 is as follows (in thousands):

Fiscal Year	Amount
2013 (9 months)	$131,765
2014	160,968
2015	152,728
2016	150,905
2017	150,652
Thereafter	410,349

$1,157,367

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 23, 2012	June 24, 2012
	(in thousands)
Accrued compensation	$286,889	$274,165
Warranty reserves	61,006	63,988
Income and other taxes payable	22,220	24,745
Other	126,413	129,280

	$496,528	$492,178

NOTE 9 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended
	September 23, 2012	September 25, 2011
	(in thousands)
Interest income	$3,800	$2,589
Interest expense	(15,144)	(9,260)
Gains (losses) on deferred compensation plan related assets	2,741	(1,865)
Foreign exchange losses	(368)	(1,090)
Other, net	(967)	(2,447)

	$(9,938)	$(12,073)

NOTE 10 — INCOME TAX EXPENSE

The Company recorded an income tax provision of $4.0 million which yielded an effective tax rate for the quarter ended September 23, 2012 of approximately 59.1%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate is primarily due to the geographic mix of income, the treatment of discrete items in determining the effective tax rate, and the tax effect of non-deductible stock-based compensation. During the September 2012 quarter, tax discrete items primarily consisted of the effective tax rate impact of $17 million of integration expenses for which little tax benefit is derived and a tax expense of $1.5 million of interest related to uncertain tax positions.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	September 23, 2012	June 24, 2012
	(in millions)
Total gross unrecognized tax benefits	$352.9	$343.8

If the gross unrecognized tax benefits were recognized in a future period, it would result in a net tax benefit of $285.1 million and a reduction of the effective tax rate.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. As of September 23, 2012, the Company had accrued approximately $28.2 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $25.2 million as of June 24, 2012.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax returns for fiscal years through 2009. As of September 23, 2012, no significant adjustments have been proposed by the IRS. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur. In addition, the Company is also subject to audits by foreign tax authorities.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of September 23, 2012, tax years 2003-2012 remain subject to examination in the jurisdictions where the Company operates.

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

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $55.2 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of September 23, 2012, approximately $55.2 million would be credited to the Statement of Operations.

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

	Three Months Ended
	September 23, 2012	September 25, 2011
	(in thousands, except per share data)
Numerator:
Net income	$2,768	$71,838

Denominator:
Basic average shares outstanding	179,928	123,130
Effect of potential dilutive securities:
Employee stock plans	1,998	919

Diluted average shares outstanding	181,926	124,049

Net income per share—basic	$0.02	$0.58

Net income per share—diluted	$0.02	$0.58

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 23, 2012	September 25, 2011
	(in thousands)
Number of potential dilutive securities excluded	2,147	1,066

In addition to the above, diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the Notes, or note hedges (as described in Note 13) as their impact would have been anti-dilutive.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	September 23,	June 24,
	2012	2012
	(in thousands)
Accumulated foreign currency translation adjustment	$(26,606)	$(22,481)
Accumulated unrealized gain (loss) on derivative financial instruments	995	(212)
Accumulated unrealized gain (loss) on financial instruments	2,363	(308)
Postretirement benefit plan adjustment	(10,659)	(10,817)

Accumulated other comprehensive loss	$(33,907)	$(33,818)

NOTE 13 — LONG TERM DEBT

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of September 23, 2012 and June 24, 2012:

	September 23, 2012	June 24, 2012
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(56.7)	(60.3)

Net carrying amount of 0.50% Notes 2016	393.3	389.7

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(87.1)	(90.4)

Net carrying amount of 1.25% Notes 2018	362.9	359.6

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(189.5)	(190.3)

Net carrying amount of 2.625% Notes 2041	510.4	509.6

Total long-term debt	$1,266.6	$1,258.9

Convertible Senior Notes

In May 2011, the Company issued and sold $450.0 million in aggregate principal amount of 0.5% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The 2016 Notes and the 2018 Notes may be converted, under certain circumstances, based on an initial conversion rate of 15.8687 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $63.02 per share of common stock).The net proceeds to the Company from the sale of the 2016 Notes and the 2018 Notes were $835.5 million. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, payable semi-annually on May 15 and November 15 of each year.

In June 2012, with the acquisition of Novellus Systems, Inc. (see Note 16), the Company assumed $700.0 million in aggregate principal amount 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Notes”). The 2041 Notes may be converted, under certain circumstances, based on an initial conversion rate of 28.4781 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $35.11 per share of common stock.). The Company pays cash interest at an annual rate of 2.625%, payable semi-annually on May 15 and November 15 of each year.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of September 23, 2012. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the three months ended September 23, 2012 were 4.29%, 5.27%, and 4.28% respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three months ended September 23, 2012 and September 25, 2011.

	Three Months Ended
	September 23, 2012	September 25, 2011
	(in millions)
Contractual interest coupon	$6.6	$2.0
Amortization of interest discount	7.8	6.6
Amortization of issuance costs	0.6	0.6

Total interest cost recognized	$15.0	$9.2

The remaining bond discount of the 2016 Notes of $56.7 million as of September 23, 2012 will be amortized over their remaining life, which is approximately 3.6 years. The remaining bond discount of the 2018 Notes of $87.1 million as of September 23, 2012 will be amortized over their remaining life, which is approximately 5.6 years. The remaining bond discount of the 2041 Notes of $189.5 million as of September 23, 2012 will be amortized over their remaining life, which is approximately 28.6 years. As of September 23, 2012, the if-converted value of the 2016 Notes, the 2018 Notes, and the 2041 Notes did not exceed the aggregate principal amount.

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

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 23, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

Sold Warrants. The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 23, 2012, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

2041 Notes

The 2041 Notes may be converted at any time prior to the close of business on the business day immediately preceding February 15, 2041, at the option of the holder, only under the following circumstances: 1) during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2041 notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; 2) during any fiscal quarter, if the last reported sale price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price in effect on the last trading day of the immediately preceding fiscal quarter; or 3) upon the occurrence of specified corporate events. On and after February 15, 2041 until the close of business on the third scheduled trading day immediately preceding the maturity date of May 15, 2041, holders may convert their notes at any time, regardless of the foregoing circumstances.

In connection with the acquisition of Novellus in June 2012, the 2041 Notes could have been converted into the Company’s common stock at any time from and after the later of (1) the date that was 30 scheduled trading days immediately prior to the anticipated closing date of the merger and (2) the date on which we delivered to the note holders notice of the merger, until 35 business days after the actual closing date of the merger, or July 24, 2012. Accordingly, the carrying amount of the 2041 Notes was classified in current liabilities in our Consolidated Balance Sheet as of June 24, 2012. The excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity as of June 24, 2012. When the conversion period closed, on July 24, 2012, all 2041 Notes not converted were reclassified back to noncurrent liabilities and the temporary equity was reclassified to permanent equity. During the period ending June 24, 2012, 65 of the 2041 Notes, with a total par value of $65,000, were converted at the note holders’ option. In conjunction with the conversion, 137 shares of common stock were issued.

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

The 2041 Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the 2041 Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in Other non-current liabilities, with any gains and losses recorded in Interest expense, within the Condensed Consolidated Statements of Operations.

Fair Value of Notes

As of September 23, 2012, the face values of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of September 23, 2012, the fair values of the 2016 Notes, the 2018 Notes, and the 2041 Notes, which includes the debt and equity components, were approximately $431.1 million, $440.1 million, and $792.1 million respectively, based on quoted market prices (level 1 inputs within the fair value hierarchy).

Contractual Obligations

The Company’s contractual cash obligations relating to its convertible notes as of September 23, 2012 were as follows:

Long-term Debt
(in thousands)
Payments due by period:
One year	$—
Two years	—
Three years	—
Four years	450,000
Five years	—
Over 5 years	1,149,935

Total Long-term debt	$1,599,935

NOTE 14 — COMMITMENTS

Capital Leases

Capital leases reflect building and office equipment leases. The amounts in the table below include the interest portion of payment obligations.

The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of September 23, 2012 were as follows:

Capital Leases
(in thousands)
Payments due by period:
One year	$1,751
Two years	1,554
Three years	1,519
Four years	9,579
Five years	—
Over 5 years	—

Total	14,403
Less: Interest on capital leases	706

Less: Current portion of capital leases	1,521

Long-tern portion of capital leases	$12,176

Operating Leases and Related Guarantees

The Company leases certain of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of September 23, 2012.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the Statement of Operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of September 23, 2012, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.2 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of September 23, 2012, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 23, 2012, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $16.6 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 23, 2012	September 25, 2011
	(in thousands)
Balance at beginning of period	$70,161	$40,951
Warranties issued during the period	19,692	7,932
Settlements made during the period	(24,375)	(11,221)
Changes in liability for pre-existing warranties	2,358	(1,502)

Balance at end of period	$67,836	$36,160

Less: Long-term portion	(6,830)	—

Accrued warranty, current	$61,006	$36,160

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

There were no restructuring and asset impairment charges during the three months ended September 23, 2012. During the three months ended September 25, 2011, the Company incurred an asset impairment charge of $1.7 million related to a decline in the market value of certain facilities, which was recorded in operating expenses within the Consolidated Statements of Operations.

March 2009 Plan

Beginning in the March 2009 quarter, the Company incurred restructuring expenses and asset impairment charges designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). There were no charges incurred under the March 2009 Plan during the three months ended September 23, 2012 or September 25, 2011. Total charges incurred through September 23, 2012 under the March 2009 Plan were $61.3 million.

The remaining liability balance under the March 2009 Plan was $27.7 million as of both September 23, 2012 and June 24, 2012 and related to lease payments, net of sublease income, on vacated buildings. This balance expected to be paid by the end of fiscal year 2015.

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability of $11.2 million was assumed in the Novellus acquisition, related to future rent obligations on unoccupied facilities. No restructuring expenses have been recognized related to this obligation subsequent to acquisition. The liability balance as of September 23, 2012 was $10.5 million.

NOTE 16 – BUSINESS COMBINATIONS

On June 4, 2012 (“the acquisition date”), the Company acquired all of the outstanding common shares of Novellus in an all-stock transaction valued at approximately $3.0 billion. The results of Novellus’ operations have been included in the consolidated financial statements from the date of acquisition. Lam’s primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for revenue and cost synergies. Novellus’ primary business focus is to develop, manufacture, sell and support equipment used in the fabrication of integrated circuits, commonly called semiconductors. Customers for this equipment manufacture semiconductors for sale or for incorporation in their own products, or provide semiconductor-manufacturing services to third parties. Novellus also develops, manufactures, sells and supports grinding, lapping and polishing equipment for a broad spectrum of industrial applications.

Consideration Transferred

The table below details the consideration transferred to acquire Novellus:

(in thousands, except per share amounts)	Conversion Calculation	Estimated Fair Value
Lam common stock issued at merger	82,689
Per share price of Lam common stock as of June 4, 2012	$35.99	$2,975,977

Estimated fair value of vested Lam equivalent restricted stock (1)		$9,599
Estimated fair value of vested Lam equivalent stock options (2)		41,412

Estimated purchase price consideration		$3,026,988

(1)	The fair value of Lam Research equivalent restricted stock as of the acquisition date was estimated based upon the per share price of Lam Research common stock as of June 4, 2012, and giving effect to the exchange ratio of 1.125.
(2)	The fair value of the Lam Research equivalent stock options as of the acquisition date was estimated using the Black-Scholes valuation model. Assumptions used are the same as those for acquired awards as disclosed in Note 11 of Notes to Condensed Consolidated Financial Statements.

Net Assets Acquired

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

June 4, 2012
(in thousands)
Cash and investments	$1,059,859
Accounts receivable	241,924
Inventory	309,213
Other current assets	56,314
Property and equipment	289,126
Intangible assets	1,219,100
Goodwill	1,277,121
Other long-term assets	35,826

Total assets acquired	4,488,483
Accounts payable	(83,028)
Accrued expenses and other current liabilities	(196,677)
Deferred revenue	(20,388)
Debt	(509,805)
Other long-term liabilities	(323,471)
Convertible notes—equity component	(328,126)

Net assets acquired	$3,026,988

The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from combining the operations of Novellus with the operations of Lam. The $1.3 billion goodwill that was acquired is not expected to be deductible for income tax purposes. As of September 23, 2012, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Novellus.

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

NOTE 17 — STOCK REPURCHASE PROGRAM

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2012				$911,933
Quarter ended September 23, 2012	11,970	$344,001	$34.79	$567,932

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013. See Collared Accelerated Share Repurhcasessection below for details regarding average price associated with these transactions.

In addition to shares repurchased under Board authorized repurchase program shown above, the Company acquired 128,000 shares at a total cost of $4.4 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three months ended September 23, 2012 included the following.

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

The Company accounted for each ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASRs as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC, and, therefore, the ASRs were not accounted for as derivative instruments. As of June 24, 2012, the aggregate repurchase price of $575.0 million is reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

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

NOTE 18 — LEGAL PROCEEDINGS

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 24, 2012 (our “2012 Form 10-K”) and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended September 23, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2012 Form 10-K.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the following sections:

Executive Summary provides an overview of the Company’s operations and a summary of certain highlights of our results of operations

Results of Operations provides an analysis of operating results

Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates we use to prepare our Condensed Consolidated Financial Statements

Liquidity and Capital Resources provides an analysis of cash flows and financial position

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

Demand for our products has declined during this calendar year as certain semiconductor device manufacturers, particularly memory manufacturers, reduced their investments in capital equipment in response to weaker macroeconomic conditions. We believe that, over the long term, demand for our products will increase as customers’ capital expenditures rise to address the increasing complexity of semiconductor device manufacturing and meet growing demand for semiconductor devices, particularly in the mobility space.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	September 23, 2012	June 24, 2012	September 25, 2011
Revenue	$906,888	$741,814	$680,436
Gross margin	$333,886	$298,213	$283,883
Gross margin as a percent of revenue	36.8%	40.2%	41.7%
Total operating expenses	$317,174	$265,543	$184,484
Net income	$2,768	$18,069	$71,838
Diluted net income per share	$0.02	$0.13	$0.58

In the quarter ended September 23, 2012, revenue increased as compared to the quarter ended June 24, 2012 reflecting the first full quarter of operations post-acquisition of Novellus Systems, Inc. (“Novellus”). Gross margin as a percent of revenues decreased in the September 2012 quarter as compared to the June 2012 quarter as a result of the first full quarter of acquisition-related inventory fair value adjustments and amortization of acquired intangible assets. Operating expenses in the September 2012 quarter increased as compared to the quarter ended June 2012, primarily reflecting a full quarter of post-acquisition activity as a combined company.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.9 billion as of September 23, 2012 compared to $3.0 billion as of June 24, 2012. Cash generated by operations was approximately $249 million during the September 2012 quarter. We used cash during the September 2012 quarter to repurchase $355 million of our shares and purchase $44 million of property and equipment. Employee headcount was approximately 6,600 as of both September 23, 2012 and June 24, 2012.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	September 23, 2012	June 24, 2012	September 25, 2011
Shipments (in millions)	$935	$816	$580
Taiwan	29%	29%	10%
Asia Pacific	22%	12%	15%
North America	18%	15%	22%
Korea	16%	31%	27%
Japan	8%	7%	16%
Europe	7%	6%	10%

Shipments for the September 2012 quarter increased 15% compared to the June 2012 quarter and increased 61% year over year, reflecting the first full quarter of operations post-acquisition of Novellus. During the September 2012 quarter, applications below the 40 nanometer technology node were 81% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 42%, 48% and 10%, respectively.

Revenue

	Three Months Ended
	September 23, 2012	June 24, 2012	September 25, 2011
Revenue (in millions)	$907	$742	$680
Taiwan	28%	24%	13%
Korea	24%	38%	25%
North America	18%	13%	19%
Asia Pacific	15%	11%	14%
Japan	8%	7%	18%
Europe	7%	7%	11%

Revenue for the September 2012 quarter increased 22% compared to the June 2012 quarter and 33% as compared to the September 2011 quarter, reflecting the first full quarter of operations post-acquisition of Novellus. Our deferred revenue balance increased to $364 million as of September 23, 2012 compared to $335 million as of June 24, 2012. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $21 million as of September 23, 2012 compared to $23 million as of June 24, 2012.

Gross Margin

	Three Months Ended
	September 23, 2012	June 24, 2012	September 25, 2011
	(in thousands, except percentages)
Gross margin	$333,886	$298,213	$283,883
Percent of revenue	36.8%	40.2%	41.7%

The decrease in gross margin as a percentage of revenue during the September 2012 quarter as compared to the June 2012 quarter is primarily due to the first full quarter of Novellus acquisition-related inventory fair value adjustments, which increased from approximately $6 million to $44 million, and amortization of acquired Novellus intangible assets, which increased from approximately $5 million to $21 million.

The decrease in gross margin as a percentage of revenue during the September 2012 quarter as compared to the September 2011 quarter is primarily due to acquisition-related inventory fair value adjustments of approximately $44 million and amortization of acquired intangible assets of approximately $21 million, which did not occur in the September 2011 quarter.

Research and Development

	Three Months Ended
	September 23, 2012	June 24, 2012	September 25, 2011
	(in thousands, except percentages)
Research and development (“R&D”)	$163,311	$124,528	$102,559
Percent of revenue	18.0%	16.8%	15.1%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean, deposition, and other semiconductor manufacturing requirements. The increase in R&D expenses during the September 2012 quarter compared to the June 2012 quarter was primarily a reflection of the full quarter impact of combined operations with Novellus and included a $19 million increase in employee compensation and benefits, a $5 million increase in depreciation and amortization, and a $4 million increase in supplies and facilities costs.

September 2012 reflects a full quarter impact of combined operations with Novellus, while 2011 reflects Lam standalone. The increase in R&D expenses during the September 2012 quarter compared to the same period in the prior year was primarily due to a $31 million increase in employee compensation and benefits, mainly as a result of higher headcount, an $8 million increase in supplies and facilities costs, a $7 million increase in depreciation and amortization, and a $5 million increase in outside services.

Selling, General and Administrative

	Three Months Ended
	September 23, 2012	June 24, 2012	September 25, 2011
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$153,863	$141,015	$80,200
Percent of revenue	17.0%	19.0%	11.8%

The increase in SG&A expenses during the September 2012 quarter compared to the June 2012 quarter was primarily due to the full quarter impact of combined operations with Novellus, including a $33 million increase in employee compensation and benefits, a $15 million increase in intangible asset amortization, and an $8 million increase in supplies and facilities costs; offset by a $33 million reduction in integration and acquisition-related costs.

The increase in SG&A expenses in the September 2012 quarter compared to the same period in the prior year was primarily due to a $46 million increase in employee compensation and benefits, a $19 million increase in intangible asset amortization related to a full quarter impact of combined operations with Novellus, and $12 million in costs associated with integration activities.

Restructuring and Asset Impairments

There were no restructuring and asset impairment charges during the three months ended September 23, 2012 or June 24, 2012. During the three months ended September 25, 2011, the Company incurred an asset impairment charge of $1.7 million related to a decline in the market value of certain facilities, which was recorded in operating expenses within the Consolidated Statements of Operations.

Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended
	September 23, 2012	June 24, 2012	September 25, 2011
	(in thousands)
Interest income	$3,800	$4,121	$2,589
Interest expense	(15,144)	(10,934)	(9,260)
Gains (losses) on deferred compensation plan related assets	2,741	(1,418)	(1,865)
Foreign exchange gain (loss)	(368)	961	(1,090)
Other, net	(967)	(2,619)	(2,447)

	$(9,938)	$(9,889)	$(12,073)

Interest expense increased in the September 2012 quarter as compared to the June 2012 and September 2011 quarters due to the 2041 Notes assumed in June 2012 in connection with the Novellus acquisition.

In the September 2012 quarter, we recognized gains on assets which are related to obligations under our deferred compensation plan, whereas during the June 2012 and September 2011 quarters we recognized losses on assets due to changes in the market value of securities in this portfolio.

Income Tax Expense

Our tax expense for the three months ended September 23, 2012 and September 25, 2011 were $4.0 million and $15.5 million based on effective income tax rates of 59.1% and 17.7% of pre-tax income. The increase in the effective tax rate for the three months ended September 23, 2012 compared to the three months ended September 25, 2011 was primarily due to the reduced level of income and an increase in the percentage of profits in jurisdictions with higher tax rates and the treatment of integration expenses as a discrete event in determining the effective tax rate. In addition, the U.S. federal research and development tax credit expired as of December 31, 2011 and no tax benefit has been included in the calculation of the annual effective tax rate for the fiscal year ending June 30, 2013. The effective tax rate of 59.1% for the three months ended September 23, 2012 includes the tax impact of discrete items which primarily consisted of the effective tax rate impact of $17 million of integration expenses for which little tax benefit is derived and a tax expense of $1.5 million of interest related to uncertain tax positions. The effective tax rate of 17.7% for the three months ended September 25, 2011 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $1.6 million related to the filing of prior year foreign tax returns and state amended tax returns and (2) a tax expense of $0.9 million of interest related to uncertain tax positions.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $342.4 million and $253.7 million as of September 23, 2012 and June 24, 2012, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $362.6 million and a valuation allowance of $55.2 million as of September 23, 2012. The gross deferred tax assets were offset by deferred tax liabilities of $285.6 million and a valuation allowance of $55.2 million as of June 24, 2012.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance that increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance in the September 2012 quarter. The implementation of this authoritative guidance did not have an impact on our financial position or results of operations, but did change the presentation of our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 23, 2012, we had $2.9 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $3.0 billion as of June 24, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities of $249.3 million during the three months ended September 23, 2012 consisted of (in millions):

Net income	$2.8
Non-cash charges:
Depreciation and amortization	74.8
Equity-based compensation	24.4
Amortization of convertible note discount	7.8
Deferred income taxes	(12.0)
Changes in operating asset and liability accounts	143.1
Other	8.4

$249.3

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $125.4 million, inventories of $65.5 million, and prepaid and other assets of $5.4 million and increases in deferred profit of $43.5 million and accrued liabilities of $13.9 million, partially offset by a use of cash resulting from a $110.4 million decrease in trade accounts payable.

Cash Flows from Investing Activities

Net cash used for investing activities during the three months ended September 23, 2012 was $60.5 million, primarily consisting of capital expenditures of $44.0 million and net purchases of available-for-sale securities of $16.6 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the three months ended September 23, 2012 was $344.9 million, primarily consisting of $355.1 million in treasury stock repurchases partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $10.9 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at September 23, 2012 will be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2012 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 24, 2012. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 23, 2012. Actual results may differ materially.

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

We enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen, Euros, Swiss franc, Taiwanese dollar, and Great British pound -denominated monetary assets and liabilities against the U.S. dollar. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances.

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of September 23, 2012 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain / (Loss) September 23, 2012	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Balance Sheet Hedge
Sell	Japanese Yen	$29.8	$0.2	$3.0	$4.4
Buy	Swiss Francs	$23.5	$0.0	$2.3	$3.5
Buy	Taiwanese Dollars	$94.9	($1.2)	$9.3	$14.1
Buy	Euro	$1.8	$0.0	$0.2	$0.3
Buy	Great British Pounds	$4.6	$0.0	$0.5	$0.7

			($1.0)	$15.3	$23.0

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at September 23, 2012 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of September 23, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

•	a decline in demand for our products or services;

•	an increase in reserves on accounts receivable due to our customers’ inability to pay us;

•	an increase in reserves on inventory balances due to excess or obsolete inventory as a result of our inability to sell such inventory;

•	valuation allowances on deferred tax assets;

•	restructuring charges;

•	asset impairments including the potential impairment of goodwill and other intangible assets;

•	a decline in the value of our investments;

•	exposure to claims from our suppliers for payment on inventory that is ordered in anticipation of customer purchases that do not come to fruition;

•	a decline in the value of certain facilities we lease to less than our residual value guarantee with the lessor; and

•	challenges maintaining reliable and uninterrupted sources of supply.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 82% of total revenue during the three months ended September 23, 2012, 83% of total revenue in fiscal year 2012, 88% of total revenue in fiscal year 2011, and 91% of total revenue in fiscal year 2010. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

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

If We Choose to Acquire or Dispose of Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets, adverse customer reaction to our decision to cease support for a product, and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

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

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three months ended September 23, 2012 included the following.

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

We accounted for each ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to our own common stock and classified in stockholders’ equity. As such, we accounted for the shares that we received under the ASRs as a repurchase of our common stock for the purpose of calculating earnings per common share. We have determined that the forward contracts indexed to our common stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC, and, therefore, the ASRs were not accounted for as derivative instruments. As of June 24, 2012, the aggregate repurchase price of $575.0 million is reflected as Treasury stock, at cost, in our Consolidated Balance Sheet.

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

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 24, 2012				$911,933
June 25, 2012—July 24, 2012	5,711	$35.35	5,604	$761,484
July 25, 2012—August 24, 2012	3,959	$34.79	3,949	$649,644
August 25, 2012—September 23, 2012	2,428	$33.81	2,417	$567,932

Total	12,098	$34.79	11,970

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013. See Collared Accelerated Share Repurhcasessection above for details regarding average price associated with these transactions.

(1)	In addition to shares repurchased under Board authorized repurchase program (as described above), included in this column are 128,000 shares acquired at a total cost of $4.4 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: November 1, 2012

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