Form 10-Q
period 2012-12-23
LAM RESEARCH CORP
filed 2013-01-31
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2012

or

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

As of January 25, 2013 there were 162,346,938 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 23,	June 24,
	2012	2012
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,190,189	$1,564,752
Short-term investments	1,330,498	1,297,931
Accounts receivable, less allowance for doubtful accounts of $5,425 as of December 23, 2012 and $5,248 as of June 24, 2012	590,925	765,818
Inventories	530,272	632,853
Deferred income taxes	139,300	47,782
Prepaid expenses and other current assets	65,224	105,973

Total current assets	3,846,408	4,415,109
Property and equipment, net	590,547	584,596
Restricted cash and investments	166,166	166,335
Deferred income taxes	344	—
Goodwill	1,454,920	1,446,303
Intangible assets, net	1,153,301	1,240,427
Other assets	151,478	151,882

Total assets	$7,363,164	$8,004,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$156,237	$258,778
Accrued expenses and other current liabilities	498,787	492,178
Deferred profit	168,994	164,833
Current portion of long-term debt, convertible notes, and capital leases	1,464	511,139

Total current liabilities	825,482	1,426,928
Long-term debt, convertible notes, and capital leases	1,286,729	761,783
Income taxes payable	260,063	274,240
Other long-term liabilities	294,300	219,577

Total liabilities	2,666,574	2,682,528

Commitments and contingencies

Senior convertbile notes (Note 13)	—	190,343

Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized— 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding— 165,846 shares as of December 23, 2012 and 186,656 shares as of June 24, 2012	166	187
Additional paid-in capital	5,190,192	4,943,539
Treasury stock, at cost; 84,260 shares as of December 23, 2012 and 62,068 shares as of June 24, 2012	(3,337,269)	(2,636,936)
Accumulated other comprehensive loss	(24,484)	(33,818)
Retained earnings	2,867,985	2,858,809

Total stockholders’ equity	4,696,590	5,131,781

Total liabilities and stockholders’ equity	$7,363,164	$8,004,652

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Revenue	$860,886	$583,981	$1,767,774	$1,264,417
Cost of goods sold	545,472	350,014	1,118,474	746,567
Cost of goods sold—restructuring	—	(859)	—	(859)

Total cost of goods sold	545,472	349,155	1,118,474	745,708

Gross margin	315,414	234,826	649,300	518,709
Research and development	165,951	104,024	329,262	206,583
Selling, general and administrative	144,400	83,256	298,263	163,456
Restructuring and impairments	1,021	—	1,021	1,725

Total operating expenses	311,372	187,280	628,546	371,764

Operating income	4,042	47,546	20,754	146,945
Other expense, net	(13,390)	(7,785)	(23,328)	(19,858)

Income (loss) before income taxes	(9,348)	39,761	(2,574)	127,087
Income tax expense (benefit)	(15,756)	6,549	(11,750)	22,037

Net income	$6,408	$33,212	$9,176	$105,050

Net income per share:
Basic net income per share	$0.04	$0.28	$0.05	$0.87

Diluted net income per share	$0.04	$0.27	$0.05	$0.86

Number of shares used in per share calculations:
Basic	170,699	119,739	175,314	121,435

Diluted	173,027	120,873	177,490	122,382

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Net income	$6,408	$33,212	$9,176	$105,050

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,969	(16,979)	4,844	(31,889)
Cash flow hedges:
Change in unrealized gain (loss)	2,347	(3,581)	1,628	(11,793)
Reclassification adjustment for losses (gains) included in net income	363	2,906	2,289	5,513

Net change	2,710	(675)	3,917	(6,280)
Available-for-sale investments:
Change in unrealized gain (loss)	(1,497)	898	1,192	39
Reclassification adjustment for gains included in net income	(923)	(97)	(942)	(392)

Net change	(2,420)	801	250	(353)
Postretirement benefit plan actuarial losses, net	164	157	323	(4,369)

Other comprehensive income (loss), net of tax	9,423	(16,696)	9,334	(42,891)

Comprehensive income	$15,831	$16,516	$18,510	$62,159

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 23,	December 25,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,176	$105,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,204	43,732
Deferred income taxes	(19,337)	(633)
Restructuring and impairment charges	1,021	866
Impairment of investment	—	1,724
Equity-based compensation expense	48,441	35,968
Income tax benefit on equity-based compensation plans	—	1,129
Excess tax benefit on equity-based compensation plans	—	(2,155)
Amortization of convertible note discount	15,595	13,264
Other, net	24,723	2,506
Changes in operating assets and liabilities	209,665	54,465

Net cash provided by operating activities	442,488	255,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(82,889)	(42,414)
Cash paid for business acquisition	(8,716)	—
Purchases of available-for-sale securities	(628,074)	(234,576)
Sales and maturities of available-for-sale securities	588,186	145,123
Purchase of equity method investment	—	(10,740)
Receipt of loan payment	—	8,375
Proceeds from sale of assets	660	2,677
Transfer of restricted cash and investments	179	20

Net cash used for investing activities	(130,654)	(131,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(780)	(3,140)
Excess tax benefit on equity-based compensation plans	—	2,155
Net cash paid in advance for stock repurchase contracts	—	(23,995)
Treasury stock purchases	(710,089)	(92,695)
Reissuances of treasury stock related to employee stock purchase plan	9,925	8,858
Proceeds from issuance of common stock	7,534	1,475

Net cash used for financing activities	(693,410)	(107,342)

Effect of exchange rate changes on cash	7,013	(2,243)
Net increase (decrease) in cash and cash equivalents	(374,563)	14,796
Cash and cash equivalents at beginning of period	1,564,752	1,492,132

Cash and cash equivalents at end of period	$1,190,189	$1,506,928

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 23, 2012

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

The consolidated financial statements include the accounts of Lam Research Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 30, 2013 and includes 53 weeks. The quarters ended December 23, 2012 (the “December 2012 quarter”) and December 25, 2011 (the “December 2011 quarter”) each included 13 weeks.

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

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSUs”), of Lam Research common stock (“Common Stock”). An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of three years or less, although awards assumed in connection with the Novellus acquisition have vesting terms up to four years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
	(in millions)
Equity-based compensation expense	$24.0	$18.2	$48.4	$36.0
Income tax benefit related to equity-based compensation expense	$3.3	$2.1	$9.0	$4.8

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis. The increase in stock compensation expense during the three and six months ended December 23, 2012 as compared to the three and six months ended December 25, 2011 was primarily due to the increased number of RSUs and stock options outstanding as a result of awards assumed in connection with the Novellus acquisition.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. In June 2012, as part of the Novellus acquisition, Lam also assumed the Novellus Systems, Inc. 2011 Stock Incentive Plan (together with the 2007 Stock Incentive Plan, collectively the “Plans”), which provides for grants of equity-based awards to eligible participants. As of December 23, 2012, there were a total of 8,369,202 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of December 23, 2012, there were an additional 14,351,909 shares reserved and available for future equity-based awards under the Plans.

A summary of stock option activity under the Plans as of December 23, 2012 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of December 23, 2012 (in thousands)
Outstanding at June 24, 2012	3,902	$25.14	4.79
Exercised	(342)	$22.04
Forfeited or expired	(32)	$24.37

Outstanding at December 23, 2012	3,528	$25.45	4.38	$38,111

Exercisable at December 23, 2012	2,999	$25.25	3.80	$32,982

The total intrinsic value of options exercised during the three months ended December 23, 2012 and December 25, 2011 was $4.1 million and $0.9 million, respectively. The total intrinsic value of options exercised during the six months ended December 23, 2012 and December 25, 2011 was $4.7 million and $1.1 million, respectively. As of December 23, 2012, there was $7.2 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted average remaining vesting period of 1.7 years.

A summary of the Company’s RSUs as of December 23, 2012 and changes during the six months then ended is presented below:

	Shares	Average Grant-
Unvested Restricted Stock Units	(in thousands)	Date Fair Value
Unvested at June 24, 2012	4,331	$41.01
Granted	1,612	$35.01
Vested	(987)	$40.46
Forfeited	(115)	$39.96

Unvested at December 23, 2012	4,841	$39.13

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 23, 2012, there was $131.8 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 2.1 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of December 23, 2012, there were a total of 10,304,484 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the six months ended December 23, 2012:

Six Months Ended
December 23,
2012
Expected term (years)	0.7
Expected stock price volatility	33.26%
Risk-free interest rate	0.16%

As of December 23, 2012, there was $5.8 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 8 months.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are related to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense) in the Condensed Consolidated Statements of Operations. All of the Company’s other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at December 23, 2012
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$884,982	$884,982	$—	$—
Municipal Notes and Bonds	270,486	—	270,486	—
US Treasury and Agencies	177,584	173,974	3,610	—
Government-Sponsored Enterprises	94,120	—	94,120	—
Foreign Government Bonds	20,568	—	20,568	—
Corporate Notes and Bonds	805,112	164,885	640,227	—
Mortgage Backed Securities—Residential	32,608	—	32,608	—
Mortgage Backed Securities—Commercial	96,405	—	96,405	—

Total Short-Term Investments	$2,381,865	$1,223,841	$1,158,024	$—
Equities	4,545	4,545	—	—
Mutual Funds	20,940	20,940	—	—
Derivative Assets	3,645	—	3,645	—

Total Assets	$2,410,995	$1,249,326	$1,161,669	$—

Liabilities
Derivative Liabilities	$715	$—	$465	$250

The amounts in the table above are reported in the Consolidated Balance Sheet as of December 23, 2012 as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Reported Within:
Cash Equivalents	$886,482	$884,982	$1,500	$—
Short-Term Investments	1,330,498	173,974	1,156,524	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	3,645	—	3,645	—
Other Assets	25,485	25,485	—	—

Total Assets	$2,410,995	$1,249,326	$1,161,669	$—

Accrued Expenses and Other Current Liabilities	$465	$—	$465	$—
Other Non-current Liabilities	250	—	—	250

Total Liabilities	$715	$—	$465	$250

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,318,812	$1,318,812	$—	$—
Municipal Notes and Bonds	322,567	—	322,567	—
US Treasury and Agencies	137,446	130,624	6,822	—
Government-Sponsored Enterprises	123,268	—	123,268	—
Foreign Government Bond	6,358	—	6,358	—
Corporate Notes and Bonds	768,901	164,885	604,016	—
Mortgage Backed Securities—Residential	25,972	—	25,972	—
Mortgage Backed Securities—Commercial	84,853	—	84,853	—

Total Short-Term Investments	$2,788,177	$1,614,321	$1,173,856	$—
Equities	5,913	5,913	—	—
Mutual Funds	17,754	17,754	—	—
Derivative Assets	5,020	—	5,020	—

Total Assets	$2,816,864	$1,637,988	$1,178,876	$—

Liabilities
Derivative Liabilities	$4,529	$—	$4,328	$201

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 24, 2012 as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Reported Within:
Cash Equivalents	$1,325,361	$1,318,812	$6,549	$—
Short-Term Investments	1,297,931	130,624	1,167,307	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	5,020	—	5,020	—
Other Assets	23,667	23,667	—	—

Total Assets	$2,816,864	$1,637,988	$1,178,876	$—

Accrued Expenses and Other Current Liabilities	$4,328	$—	$4,328	$—
Other Non-current Liabilities	201	—	—	201

Total Liabilities	$4,529	$—	$4,328	$201

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

Investments

The following tables summarize the Company’s investments (in thousands):

	December 23, 2012				June 24, 2012
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$304,988	$—	$—	$304,988	$240,841	$—	$—	$240,841
Fixed Income Money Market Funds	884,982	—	—	884,982	1,318,812	—	—	1,318,812
Municipal Notes and Bonds	269,347	1,185	(46)	270,486	321,001	1,574	(8)	322,567
US Treasury and Agencies	177,520	92	(28)	177,584	137,516	43	(113)	137,446
Government-Sponsored Enterprises	93,953	169	(2)	94,120	123,269	67	(68)	123,268
Foreign Government Bonds	20,470	103	(5)	20,568	6,315	43	—	6,358
Corporate Notes and Bonds	802,788	2,603	(279)	805,112	767,847	1,443	(389)	768,901
Mortgage Backed Securities—Residential	32,558	107	(57)	32,608	25,857	121	(6)	25,972
Mortgage Backed Securities—Commercial	96,118	673	(386)	96,405	84,682	555	(384)	84,853

Total Cash and Short -Term Investments	$2,682,724	$4,932	$(803)	$2,686,853	$3,026,140	$3,846	$(968)	$3,029,018

Publicly Traded Equity Security	$9,321	$—	$(4,776)	$4,545	$9,320	$—	$(3,407)	$5,913
Private Equity Security	5,000	—	—	5,000	5,000	—	—	5,000
Mutual Funds	19,635	1,305	—	20,940	17,459	366	(71)	17,754

Total Financial Instruments	$2,716,680	$6,237	$(5,579)	$2,717,338	$3,057,919	$4,212	$(4,446)	$3,057,685

Reported Within
Cash and Cash Equivalents	$1,190,189	$—	$—	$1,190,189	$1,564,752	$—	$—	$1,564,752
Short-Term Investments	1,326,369	4,932	(803)	1,330,498	1,295,053	3,846	(968)	1,297,931
Restricted Cash and Investments	166,166	—	—	166,166	166,335	—	—	166,335
Other assets	33,956	1,305	(4,776)	30,485	31,779	366	(3,478)	28,667

Total	$2,716,680	$6,237	$(5,579)	$2,717,338	$3,057,919	$4,212	$(4,446)	$3,057,685

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales and pay-downs are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three or six months ended December 23, 2012 or the three months ended December 25, 2011. The Company recognized a $1.7 million other-than-temporary impairment of a strategic private equity investment during the six months ended December 25, 2011. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.9 million and $(0.3) million, respectively, in the three months ended December 23, 2012 and $0.1 million and $(0.2) million, respectively, in the three months ended December 25, 2011. Gross realized gains and gross realized (losses) from sales of investments were approximately $1.1 million and $(0.7) million, respectively, in the six months ended December 23, 2012 and $0.2 million and $(0.3) million, respectively, in the six months ended December 25, 2011.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	December 23, 2012
	Unrealized Losses		Unrealized Losses
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$39,212	$(46)	$—	$—	$39,212	$(46)
US Treasury and Agencies	33,860	(28)	—	—	33,860	(28)
Government-Sponsored Enterprises	3,513	(2)	—	—	3,513	(2)
Foreign Government Bonds	7,601	(5)	—	—	7,601	(5)
Corporate Notes and Bonds	184,816	(279)	295	—	185,111	(279)
Mortgage Backed Securities—Residential	3,746	(57)	—	—	3,746	(57)
Mortgage Backed Securities—Commercial	53,576	(348)	2,056	(38)	55,632	(386)

Total Short-Term Investments	$326,324	$(765)	$2,351	$(38)	$328,675	$(803)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows as of December 23, 2012:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,299,524	$1,299,915
Due after one year through five years	905,888	909,053
Due in more than five years	172,324	172,897

	$2,377,736	$2,381,865

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three or six months ended December 23, 2012 or December 25, 2011 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At December 23, 2012, the Company had gains of $3.7 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of December 23, 2012, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Foreign Currency Forward Contracts
Japanese Yen	$—	$47,126	$—	$42,593
Swiss Francs	—	—	16,159	—
British Pound Sterling	—	—	4,614	—
Euro	60,477	—	782	—

	$60,477	$47,126	$21,555	$42,593

The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of December 23, 2012 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$3,458	Accrued liabilities	$70

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$187	Accrued liabilities	$395

Total derivatives		$3,645		$465

The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of June 24, 2012 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$3,358	Accrued liabilities	$3,403

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,662	Accrued liabilities	$925

Total derivatives		$5,020		$4,328

The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations was as follows:

	Three Months Ended December 23, 2012				Six Months Ended December 23, 2012
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$2,347	$(363)	$8	$(26)	$1,628	$(2,289)	$—	$(47)

	Three Months Ended December 25, 2011				Six Months Ended December 25, 2011
	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)	Gain (Loss) Recognized (Effective Portion) (1)	Gain (Loss) Recognized (Effective Portion) (2)	Gain (Loss) Recognized (Ineffective Portion) (3)	Gain (Loss) Recognized (Excluded from Effectiveness Testing) (4)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Foreign exchange forward contracts	$(3,581)	$(2,906)	$(1)	$223	$(11,793)	$(5,513)	$(2)	$754

(1)	Amount recognized in other comprehensive income (loss) (effective portion).
(2)	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (loss) (effective portion) located in revenue.
(3)	Amount of gain (loss) recognized in income on derivative (ineffective portion) located in other expense, net.
(4)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing) located in other expense, net.

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Operations was as follows:

	Three Months Ended		Six Months Ended
	December 23, 2012	December 25, 2011	December 23, 2012	December 25, 2011
	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)	Gain (Loss) Recognized (5)
(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts	$5,667	$(20,411)	$286	$(42,823)

(5)	Amount of gain (loss) recognized in income located in other income (expense), net.

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

The Company’s over-all portfolio of available-for-sale securities must maintain an average minimum rating of “AA- or Aa3” as rated by Standard and Poor’s or Moody’s Investor Services, respectively. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 23,	June 24,
	2012	2012
	(in thousands)
Raw materials	$307,806	$342,283
Work-in-process	78,459	118,566
Finished goods	144,007	172,004

	$530,272	$632,853

During the three months and six ended December 23, 2012, the Company incurred charges of $15.5 million and $18.7 million resulting from the write-off of inventory related to the decision to stop future development of certain product configurations and transition them to a sustaining mode with existing customers. These charges were included in cost of goods sold in the Condensed Consolidated Statement of Operations.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 23,	June 24,
	2012	2012
	(in thousands)
Manufacturing, engineering and office equipment	$487,647	$468,739
Computer equipment and software	111,255	104,919
Land	65,289	65,228
Buildings	238,581	231,536
Leasehold improvements	63,025	54,327
Furniture and fixtures	20,957	19,770

	986,754	944,519
Less: accumulated depreciation and amortization	(396,207)	(359,923)

	$590,547	$584,596

The Company’s long lived assets held for use, including property, plant, and equipment and intangible assets, are measured at fair value when an impairment exists. Long lived assets held for use are assessed for impairment when events occur that indicate a potential impairment. The Company did not record an impairment of long lived assets held for use during the three or six months ended December 23, 2012 or December 25, 2011.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no significant change in the goodwill balance during the six months ended December 23, 2012. Of the $1,455 million goodwill balance as of December 23, 2012, $69.7 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

The Company’s goodwill is measured at fair value when an impairment exists. Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the three or six months ended December 23, 2012 or December 25, 2011.

Intangible Assets

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of December 23, 2012 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$615,771	$(67,568)	$548,203	9.04
Existing technology	643,032	(94,079)	548,953	6.97
Patents	32,053	(19,911)	12,142	6.05
Backlog	10,000	(5,548)	4,452	1.00
Other intangible assets	35,216	(34,765)	451	4.10

Intangible assets subject to amortization	1,336,072	(221,871)	1,114,201
In process research and development	30,000		30,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	39,100		39,100

Total intangible assets	$1,375,172	$(221,871)	$1,153,301

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of June 24, 2012 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$615,411	$(32,041)	$583,370	9.04
Existing technology	642,311	(48,378)	593,933	6.97
Patents	30,870	(17,525)	13,345	6.05
Backlog	10,000	(548)	9,452	1.00
Other intangible assets	35,216	(33,989)	1,227	4.10

Intangible assets subject to amortization	1,333,808	(132,481)	1,201,327
In process research and development	30,000		30,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	39,100		39,100

Total intangible assets	$1,372,908	$(132,481)	$1,240,427

The Company recognized $44.7 million and $4.5 million in intangible asset amortization expense during the three months ended December 23, 2012 and December 25, 2011, respectively. The Company recognized $89.3 million and $9.0 million in intangible asset amortization expense during the six months ended December 23, 2012 and December 25, 2011, respectively.

The estimated future amortization expense of purchased intangible assets as of December 23, 2012 is as follows (in thousands):

Fiscal Year	Amount
2013 (6 months)	$87,174
2014	161,136
2015	152,897
2016	151,074
2017	150,844
Thereafter	411,076

$1,114,201

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 23,	June 24,
	2012	2012
	(in thousands)
Accrued compensation	$305,747	$274,165
Warranty reserves	56,191	63,988
Income and other taxes payable	17,954	24,745
Other	118,895	129,280

	$498,787	$492,178

NOTE 9 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
	(in thousands)
Interest income	$4,376	$2,472	$8,176	$5,061
Interest expense	(14,975)	(9,346)	(30,119)	(18,606)
Gains (losses) on deferred compensation plan related assets	1,234	(348)	3,975	(2,213)
Foreign exchange losses	(3,274)	(142)	(3,642)	(1,232)
Other, net	(751)	(421)	(1,718)	(2,868)

	$(13,390)	$(7,785)	$(23,328)	$(19,858)

NOTE 10 — INCOME TAX EXPENSE

The Company recorded an income tax benefit of $(15.8) million and $(11.8) million for the three and six months ended December 23, 2012, respectively. The income tax benefit yielded an effective tax rate of 168.6% and 456.4% for the three and six months ended December 23, 2012, respectively.

The differences between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and six months ended December 23, 2012 were primarily due to the recognition of previously unrecognized tax benefits due to lapse of statute of limitations and successful resolution of certain tax matters, the geographic mix of income, and the treatment of discrete items in determining the effective tax rate, partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rates recorded during the three and six months ended December 23, 2012 included the tax impact of discrete items, which were recorded during the quarter in which they occurred. During the three and six months ended December 23, 2012, tax discrete items primarily consisted of: (1) a tax benefit of $30.5 million and $30.9 million for the three months and six months, respectively, from the recognition of previously unrecognized tax benefits due to lapse of statutes of limitation and successful resolution of certain tax matters, and (2) the effective tax rate impact of integration and impairment expenses of $28.3 million and $45.3 million for the three months and six months, respectively, for which little tax benefit is derived.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	December 23,	June 24,
	2012	2012
	(in millions)
Total gross unrecognized tax benefits	$333.9	$343.8

If the gross unrecognized tax benefits were recognized in a future period, it would result in a net tax benefit of $264.4 million and a reduction of the effective tax rate.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense (benefit). As of December 23, 2012, the Company had accrued approximately $24.7 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $25.2 million as of June 24, 2012.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax returns for fiscal years 2008 and 2009. As of December 23, 2012, no significant adjustments have been proposed by the IRS. The IRS has completed its audit of Novellus’ calendar year 2006 through calendar year 2008 tax returns. No significant adjustments were proposed by the IRS. The Company is also subject to audits by foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of December 23, 2012, tax years 2003-2012 remain subject to examination in the jurisdictions where the Company operates.

The Company is in various stages of the examinations in connection with all of its tax audits worldwide, and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period the Company may experience a significant increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $55.2 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of December 23, 2012, approximately $55.2 million would be credited to the statement of operations.

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

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$6,408	$33,212	$9,176	$105,050

Denominator:
Basic average shares outstanding	170,699	119,739	175,314	121,435
Effect of potential dilutive securities:
Employee stock plans	2,328	1,134	2,176	947

Diluted average shares outstanding	173,027	120,873	177,490	122,382

Net income per share—basic	$0.04	$0.28	$0.05	$0.87

Net income per share—diluted	$0.04	$0.27	$0.05	$0.86

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
	(in thousands)
Number of potential dilutive securities excluded	1,543	90	1,551	841

In addition to the above, diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the Notes, or note hedges (as described in Note 13) as their impact would have been anti-dilutive.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The balance of accumulated other comprehensive loss, on an after-tax basis where applicable, is as follows:

	December 23,	June 24,
	2012	2012
	(in thousands)
Accumulated foreign currency translation adjustment	$(17,637)	$(22,481)
Accumulated unrealized gain (loss) on cash flow hedges	3,705	(212)
Accumulated unrealized gain (loss) on available-for-sale investments	(58)	(308)
Unrealized components of post retirement benefit plan	(10,494)	(10,817)

Accumulated other comprehensive loss	$(24,484)	$(33,818)

NOTE 13 — LONG TERM DEBT

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of December 23, 2012 and June 24, 2012:

	December 23,	June 24,
	2012	2012
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(53.1)	(60.3)

Net carrying amount of 0.50% Notes due 2016	396.9	389.7

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(83.7)	(90.4)

Net carrying amount of 1.25% Notes due 2018	366.3	359.6

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(188.6)	(190.3)

Net carrying amount of 2.625% Notes due 2041	511.3	509.6

Total debt	1,274.5	1,258.9

Less: current portion of debt	—	(509.6)

Long-term debt	$1,274.5	$749.3

Convertible Senior Notes

In May 2011, the Company issued and sold $450.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The 2016 Notes and the 2018 Notes may be converted, under certain circumstances, based on an initial conversion rate of 15.8687 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $63.02 per share of common stock).The net proceeds to the Company from the sale of the 2016 Notes and the 2018 Notes were $835.5 million. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, payable semi-annually on May 15 and November 15 of each year.

In June 2012, with the acquisition of Novellus Systems, Inc. (see Note 16), the Company assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Notes”). The 2041 Notes may be converted, under certain circumstances, based on an initial conversion rate of 28.4781 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $35.11 per share of common stock). The Company pays cash interest at an annual rate of 2.625%, payable semi-annually on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the 2041 Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in other non-current liabilities, with any gains and losses recorded in interest expense, within the Condensed Consolidated Statements of Operations.

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of December 23, 2012. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the three months ended December 23, 2012 were 4.29%, 5.27%, and 4.28% respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three and six months ended December 23, 2012 and December 25, 2011.

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
	(in millions)
Contractual interest coupon	$6.6	$1.9	13.1	3.9
Amortization of interest discount	7.8	6.7	15.6	13.3
Amortization of issuance costs	0.6	0.6	1.2	1.2

Total interest cost recognized	$15.0	$9.2	$29.9	$18.4

The remaining bond discount of the 2016 Notes of $53.1 million as of December 23, 2012 will be amortized over their remaining life, which is approximately 3.4 years. The remaining bond discount of the 2018 Notes of $83.7 million as of December 23, 2012 will be amortized over their remaining life, which is approximately 5.4 years. The remaining bond discount of the 2041 Notes of $188.6 million as of December 23, 2012 will be amortized over their remaining life, which is approximately 28.4 years. As of December 23, 2012, the if-converted value of the 2016 Notes and the 2018 Notes did not exceed the aggregate principal amount. As of December 23, 2012, the if-converted value of the 2041 Notes exceeded the aggregate principal amount by $22.5 million.

Convertible Note Hedges and Warrants

Concurrently with the issuance of the 2016 Notes and the 2018 Notes, the Company purchased convertible note hedges and sold warrants. The separate convertible note hedge and warrant transactions are collectively structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and the 2018 Notes and to increase the effective initial conversion price to $71.34 and $76.10 per share, respectively. Each of these components is discussed separately below:

Concurrent with the issuance of the 2016 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 23, 2012, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2016 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes.

Concurrent with the issuance of the 2018 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 23, 2012, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2018 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes.

Fair Value of Notes

As of December 23, 2012, the face values of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of December 23, 2012, the fair values of the 2016 Notes, the 2018 Notes, and the 2041 Notes, which includes the debt and equity components, were approximately $432.0 million, $446.4 million, and $880.2 million respectively, based on quoted market prices (level 1 inputs within the fair value hierarchy).

NOTE 14 — COMMITMENTS

Capital Leases

Capital leases reflect building and office equipment leases. The amounts in the table below include the interest portion of payment obligations.

The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of December 23, 2012 were as follows:

Capital
Leases
(in thousands)
Payments due by period:
One year	$1,685
Two years	1,565
Three years	1,497
Four years	9,636
Five years	—
Over 5 years	—

Total	14,383

Less: Interest on capital leases	649

Less: Current portion of capital leases	1,464

Long-tern portion of capital leases	$12,270

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of December 23, 2012.

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

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the Condensed Consolidated Statement of Operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of December 23, 2012, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.1 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of December 23, 2012, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 23, 2012, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $21.4 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$67,836	$36,160	$70,161	$40,951
Warranties issued during the period	14,856	8,421	34,548	16,353
Settlements made during the period	(21,484)	(11,925)	(45,859)	(23,146)
Changes in liability for pre-existing warranties	1,714	78	4,072	(1,424)

Balance at end of period	$62,922	$32,734	$62,922	$32,734

Less: Long-term portion	(6,731)	—	(6,731)	—

Accrued warranty, curent	$56,191	$32,734	$56,191	$32,734

NOTE 15 — RESTRUCTURING AND IMPAIRMENTS

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

The following table summarizes restructuring and impairment charges and adjustments during the three and six months ended December 23, 2012 and December 25, 2011. In addition to charges incurred under specific restructuring plans, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities.

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
			(in thousands)
June 2008 Plan	$—	$(859)	$—	$(859)
March 2009 Plan	(1,440)	—	(1,440)	—
Adjustments to restructuring liability assumed in acquisition	2,461	—	2,461	—
Asset impairments outside of specific restructuring plans	—	—	—	1,725

Total restructuring and impairment charges (adjustments)	$1,021	$(859)	$1,021	$866

The amounts in the table above were recorded in the Consolidated Statements of Operations for the respective periods as follows:

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
			(in thousands)
Cost of goods sold	$—	$(859)	$—	$(859)

Operating expense	1,021	—	1,021	1,725

Total restructuring and impairment charges (adjustments)	$1,021	$(859)	$1,021	$866

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). During the three months ended December 25, 2011 the Company released $0.9 million related to a recorded obligation not realized for a previously restructured product line. There were no remaining liabilities related to the June 2008 Plan as of either December 23, 2012 or June 24, 2012.

March 2009 Plan

Beginning in the March 2009 quarter, the Company incurred restructuring expenses designed to align the Company’s cost structure with its outlook for the current economic environment and future business opportunities (“March 2009 Plan”). During the three and six months ended December 23, 2012, the Company released charges of $1.4 million primarily as the result of changes in sublease assumptions for a previously restructured building. There were no charges incurred under the March 2009 Plan during the three or six months ended December 25, 2011. Total charges incurred through December 23, 2012 under the March 2009 Plan were $59.9 million.

Below is a table summarizing activity relating to the March 2009 Plan during the six months ended December 23, 2012:

Facilities
(in thousands)
Balance at June 24, 2012	$27,749
Fiscal year 2013 release	(1,440)

Balance at December 23, 2012	$26,309

This balance expected to be paid by the end of fiscal year 2015.

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability of $11.2 million was assumed in the Novellus acquisition, related to future rent obligations on unoccupied facilities. During the three months ended December 23, 2012, the Company incurred charges of $2.5 million as the result of changes in sublease assumptions for a previously restructured building. No other restructuring expenses have been recognized related to this obligation subsequent to the Novellus acquisition. The liability balance as of December 23, 2012 was $12.2 million.

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

The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from combining the operations of Novellus with the operations of Lam. The $1.3 billion goodwill that was acquired is not expected to be deductible for income tax purposes. As of December 23, 2012, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Novellus.

Preliminary Pre-Acquisition Contingencies Assumed

The Company evaluated and continues to evaluate pre-acquisition contingencies relating to Novellus that existed as of the acquisition date. The Company determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has preliminarily recorded the best estimates for these contingencies as a part of the purchase price allocation for Novellus. The Company continues to gather information for and evaluate these pre-acquisition contingencies, primarily related to tax positions that were assumed from Novellus. If changes are made to the amounts recorded or additional pre-acquisition contingencies are identified during the remainder of the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in the Company’s results of operations.

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2012				$911,933
Quarter ended September 23, 2012	11,970	$344,001	$34.79	$567,932
Quarter ended December 23, 2012	10,190	354,029	$34.74	213,903

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013. See Collared Accelerated Share Repurchases section below for details regarding average price associated with these transactions.

In addition to shares repurchased under Board authorized repurchase program shown above, during the six months ended December 23, 2012, the Company acquired 322,000 shares at a total cost of $11.4 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the six months ended December 23, 2012 included the following.

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

The minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The Company received incremental shares on top of the initial shares delivered such that the total number of shares received after the initial hedge period equaled 8.8 million and 4.8 million shares, equivalent to the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before December 18, 2012 and October 9, 2012, respectively. However, each ASR is subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, the Company may receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under the ASRs does not exceed the maximum of 10.8 million and 6.6 million shares, respectively.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 24, 2012 (our “2012 Form 10-K”), our quarterly report on Form 10-Q for the quarter ended September 23, 2012, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended December 23, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2012 Form 10-K.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations consists of the following sections:

Executive Summary provides an overview of the Company’s operations and a summary of certain highlights of our results of operations

Results of Operations provides an analysis of operating results

Critical Accounting Policies and Estimates discusses accounting policies that reflect the more significant judgments and estimates we use to prepare our Condensed Consolidated Financial Statements

Liquidity and Capital Resources provides an analysis of cash flows and financial position.

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

The semiconductor capital equipment industry is cyclical in nature and has historically experienced periodic and pronounced changes in customer demand resulting in industry downturns and upturns. Today’s leading indicators of change in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations during any particular fiscal period are not necessarily indicative of future operating results.

Demand for our products declined during the second half of calendar year 2012 as certain semiconductor device manufacturers, particularly NAND memory manufacturers, reduced their investment levels. We believe demand for mobile products, which require semiconductor devices such as NAND memory, will continue to grow in calendar year 2013, eventually requiring additional investment in capital equipment. As a result, we believe capital equipment spending has the potential to increase in calendar year 2013, and currently believe that the second half of the year has greater potential than the first half of 2013. Further, we believe that, over the long term, demand for our products will increase as customers’ capital expenditures rise to address the increasing complexity of semiconductor device manufacturing and meet growing demand for semiconductor devices, particularly in the mobility space.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	December 23,	September 23,	December 25,
	2012	2012	2011
Revenue	$860,886	$906,888	$583,981
Gross margin	$315,414	$333,886	$234,826
Gross margin as a percent of revenue	36.6%	36.8%	40.2%
Total operating expenses	$311,372	$317,174	$187,280
Net income	$6,408	$2,768	$33,212
Diluted net income per share	$0.04	$0.02	$0.27

In the quarter ended December 23, 2012, revenue decreased as compared to the quarter ended September 23, 2012 due to the decline in demand for semiconductor capital equipment. Gross margin as a percent of revenues decreased as compared to the September 2012 quarter due primarily to increased costs related to rationalization of certain product configurations, unfavorable factory utilization, as well as product mix changes, offset by a decrease in costs associated with Novellus acquisition-related inventory fair value adjustments. Operating expenses in the December 2012 quarter decreased as compared to the quarter ended September 2012, as a result of reductions in field and support group spending, lower integration costs, and lower variable compensation associated with the decline in operating income.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.7 billion as of December 23, 2012 compared to $2.9 billion as of September 23, 2012. Cash generated by operations was approximately $193 million during the December 2012 quarter. We used cash during the December 2012 quarter to repurchase $355 million of our shares and purchase $39 million of property and equipment. As of December 23, 2012, employee headcount remained flat to the September quarter at approximately 6,600 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	December 23,	September 23,	December 25,
	2012	2012	2011
Shipments (in millions)	$803	$935	$563

North America	29%	18%	19%
Taiwan	22%	29%	18%
Asia Pacific	14%	22%	8%
Japan	14%	8%	10%
Korea	12%	16%	37%
Europe	9%	7%	8%

Shipments for the December 2012 quarter decreased 14% compared to the September 2012 quarter and increased 43% year over year. The year over year increase reflects operations post-acquisition of Novellus, which occurred on June 4, 2012. During the December 2012 quarter, applications below the 40 nanometer technology node were 78% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 20%, 51% and 29%, respectively. During the September 2012 quarter, applications below the 40 nanometer technology node were 81% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 42%, 48% and 10%, respectively.

Revenue

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 25,	December 23,	December 25,
	2012	2012	2011	2012	2011
Revenue (in millions)	$861	$907	$584	$1,768	$1,264

Taiwan	26%	28%	17%	27%	15%
North America	24%	18%	18%	21%	19%
Korea	12%	24%	34%	18%	29%
Asia Pacific	20%	15%	8%	17%	11%
Japan	10%	8%	14%	9%	16%
Europe	8%	7%	9%	8%	10%

Revenue for the December 2012 quarter decreased 5% compared to the September 2012 quarter due to the decline in demand for semiconductor capital equipment. Revenue for the three and six months ended December 23, 2012 increased 47% and 40%, respectively, as compared to the same periods last year, reflecting operations post-acquisition of Novellus. Our deferred revenue balance decreased to $282 million as of December 23, 2012 compared to $364 million as of September 23, 2012. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $46 million as of December 23, 2012 compared to $21 million as of September 23, 2012.

Gross Margin

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 25,	December 23,	December 25,
	2012	2012	2011	2012	2011
	(in thousands, except percentages)
Gross margin	$315,414	$333,886	$234,826	$649,300	$518,709
Percent of revenue	36.6%	36.8%	40.2%	36.7%	41.0%

The decrease in gross margin as a percentage of revenue during the December 2012 quarter as compared to the September 2012 quarter is primarily due to costs incurred related to rationalization of certain product configurations, which increased from $3 million to $17 million, unfavorable factory utilization, as well as product mix changes. These declines were partially offset by costs associated with Novellus acquisition-related inventory fair value adjustments, which decreased from approximately $44 million to $27 million.

The decrease in gross margin as a percentage of revenue during the December 2012 quarter as compared to the December 2011 quarter is primarily due to $27 million in costs associated with Novellus acquisition-related inventory fair value adjustments, $21 million of amortization of acquired Novellus intangible assets, and $17 million of costs incurred related to rationalization of certain product configurations.

The decrease in gross margin as a percentage of revenue during the six months ended December 23, 2012 quarter as compared to the same period in the prior year is primarily due to acquisition-related inventory fair value adjustments of approximately $71 million and amortization of acquired intangible assets of approximately $41 million, which did not occur in the six months ended December, 25 2011.

Research and Development

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 25,	December 23,	December 25,
	2012	2012	2011	2012	2011
	(in thousands, except percentages)
Research and development (“R&D”)	$165,951	$163,311	$104,024	$329,262	$206,583
Percent of revenue	19.3%	18.0%	17.8%	18.6%	16.3%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean, deposition, and other semiconductor manufacturing requirements. The increase in R&D expenses during the December 2012 quarter compared to the September 2012 quarter was primarily due to an increase in supplies and outside services costs offset by a reduction in variable compensation due to lower operating income levels.

While December 2011 reflects Lam standalone results, December 2012 reflects combined operations with Novellus. The increase in R&D expenses during the December 2012 quarter compared to the same period in the prior year was primarily due to a $27 million increase in employee compensation and benefits, mainly as a result of higher headcount, a $16 million increase in supplies and facilities costs, a $7 million increase in depreciation and amortization, and a $5 million increase in outside services.

While the six months ended December 25, 2011 reflect Lam standalone results, the six months ended December 23, 2012 reflect combined operations with Novellus. The increase in R&D expenses during the six months ended December 23, 2012 compared to the same period in the prior year was primarily due to a $57 million increase in employee compensation and benefits, mainly as a result of higher headcount, a $24 million increase in supplies and facilities costs, a $14 million increase in depreciation and amortization, and a $10 million increase in outside services.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 25,	December 23,	December 25,
	2012	2012	2011	2012	2011
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$144,400	$153,863	$83,256	$298,263	$163,456
Percent of revenue	16.8%	17.0%	14.3%	16.9%	12.9%

The decrease in SG&A expenses during the December 2012 quarter compared to the September 2012 quarter was primarily due to an $8 million decline in salaries and benefits as a result of reduction in variable compensation on lower operating income and $5 million lower integration costs.

The increase in SG&A expenses during the December 2012 quarter compared to the same period in the prior year was primarily due to the impact of combined operations with Novellus. Increased expenses included $29 million in employee compensation and benefits, $19 million in intangible asset amortization, and $10 million in supplies and facilities costs.

The increase in SG&A expenses in the six months ended December 23, 2012 compared to the same period in the prior year was primarily due to the impact of combined operations with Novellus. Increased expenses included $63 million in employee compensation and benefits, $39 million in intangible asset amortization, $14 million in integration and acquisition-related expenses, and $18 million in supplies and facilities costs.

Restructuring and Asset Impairments

During the three and six months ended December 23, 2012 we incurred net restructuring charges of $1.0 million primarily related to changes in sublease assumptions for previously restructured buildings. During the six months ended December 25, 2011, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 23,	September 23,	December 25,	December 23,	December 25,
	2012	2012	2011	2012	2011
	(in thousands)
Interest income	$4,376	$3,800	$2,472	$8,176	$5,061
Interest expense	(14,975)	(15,144)	(9,346)	(30,119)	(18,606)
Gains (losses) on deferred compensation plan related assets	1,234	2,741	(348)	3,975	(2,213)
Foreign exchange losses	(3,274)	(368)	(142)	(3,642)	(1,232)
Other, net	(751)	(967)	(421)	(1,718)	(2,868)

	$(13,390)	$(9,938)	$(7,785)	$(23,328)	$(19,858)

Interest expense increased in the three and six months ended December 23, 2012 as compared to the same periods in the prior year due to the 2041 Notes assumed in June 2012 in connection with the Novellus acquisition.

Foreign exchange losses in December 2012 were related to un-hedged portions of the balance sheet exposures, primarily in the Taiwan dollar and Korean Won.

In the three and six months ended December 23, 2012, we recognized gains on assets which are related to obligations under our deferred compensation plan, whereas during the same periods in the prior year we recognized losses on assets due to changes in the market value of securities in this portfolio.

Income Tax Expense

Our tax benefits for the three and six months ended December 23, 2012 were $(15.8) million and $(11.8) million, respectively, which yielded effective income tax rates of 168.6% and 456.4%, respectively. Our tax expenses for the three and six months ended December 25, 2011 were $6.5 million and $22.0 million, respectively, which yielded effective income tax rates of 16.5% and 17.3%, respectively. The increase in the effective tax rate for the three and six months ended December 23, 2012 compared to the three and six months ended December 25, 2011 was primarily due to the recognition of previously unrecognized tax benefits due to lapse of statute of limitations and the successful resolution of certain tax matters, the reduced level of income, an increase in the percentage of profits in jurisdictions with lower tax rates combined with a projected pre-tax loss in higher tax jurisdictions, and the treatment of integration and impairment expenses as a discrete event in determining the annual effective tax rate, offset by an increase in the non-deductible stock based compensation. In addition, the U.S. federal research and development (R&D) tax credit has expired as of December 31, 2011 and no tax benefit has been included in the calculation of the provision for income taxes for the three and six months ended December 23, 2012. On January 2, 2013 the “American Taxpayer Relief Act of 2012” was signed into law, which includes retroactive extension of the U.S. federal R&D tax credit through December 31, 2013. The Company is currently evaluating the impact of this R&D credit extension on the provision for income taxes for the remainder of fiscal year 2013.

The effective tax rate of 168.6% and 456.4% for the three and six months ended December 23, 2012 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax benefit of $30.5 million and $30.9 million for the three months and six months, respectively, due to the recognition of previously unrecognized tax benefits due to lapse of statute of limitations and successful resolution of certain tax matters, and (2) the effective tax rate impact of integration and impairment expenses of $28.3 million and $45.3 million for the three months and six months, respectively, for which little tax benefit is derived. The effective tax rate of 16.5% and 17.3% for the three and six months ended December 25, 2011 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax expense of $2.2 million and $3.8 million, respectively, related to the filing of prior year foreign tax returns, which resulted in provision to return true-ups, (2) a tax expense of $0.8 million and $1.7 million, respectively, of interest related to uncertain tax positions, (3) a tax benefit of $2.5 million and $3.7 million, respectively, related to the acquisition, restructuring and asset impairment related expenses, and (4) a tax benefit of $6.9 million and $7.1 million, respectively, related to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to finalization of certain foreign uncertain tax positions.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $345.6 million and $253.7 million as of December 23, 2012 and June 24, 2012, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $357.7 million and a valuation allowance of $55.2 million as of December 23, 2012. The gross deferred tax assets were offset by deferred tax liabilities of $285.6 million and a valuation allowance of $55.2 million as of June 24, 2012.

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

Income Taxes : Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more-likely-than-not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at the time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on the two-step process prescribed within FASB ASC 740-10. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 23, 2012, we had $2.7 billion in cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $3.0 billion as of June 24, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities of $442.5 million during the six months ended December 23, 2012 consisted of (in millions):

Net income	$9.2
Non-cash charges:
Depreciation and amortization	153.2
Equity-based compensation	48.4
Amortization of convertible note discount	15.6
Restructuring charges	1.0
Deferred income taxes	(19.3)
Changes in operating asset and liability accounts	209.7
Other	24.7

$442.5

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $171.3 million, inventories of $105.3 million, and prepaid and other assets of $37.9 million and increases in deferred profit of $4.2 million, partially offset by a use of cash resulting from decreases in trade accounts payable of $102.1 million and accrued liabilities of $6.9 million.

Cash Flows from Investing Activities

Net cash used for investing activities during the six months ended December 23, 2012 was $130.7 million, primarily consisting of capital expenditures of $82.9 million, net purchases of available-for-sale securities of $40.0 million, and cash paid for a business acquisition of $8.7 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the six months ended December 23, 2012 was $693.4 million, primarily consisting of $710.0 million in treasury stock repurchases partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $17.5 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at December 23, 2012 will be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2012 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 24, 2012. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 23, 2012. Actual results may differ materially.

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

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of December 23, 2012 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

	Notional Amount	Unrealized FX Gain / (Loss) December 23, 2012	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
			+ / - (10%)	+ / - (15%)
	(in $ Millions)
Balance Sheet Hedge
Sell Japanese Yen	$42.6	$0.0	$4.2	$6.5
Buy Swiss Francs	$16.2	$0.0	$1.6	$2.4
Buy Euro	$0.8	$0.0	$0.1	$0.1
Buy Great British Pounds	$4.6	$0.0	$0.5	$0.7

		$0.0	$6.4	$9.7

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at December 23, 2012 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of December 23, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next generation devices. This shift may result in a reduction in the size of Lam’s addressable markets. For example, the timing of the adoption of extreme ultraviolet lithography may adversely impact Lam’s served available market.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 79% of total revenue during the six months ended December 23, 2012, 83% of total revenue in fiscal year 2012, 88% of total revenue in fiscal year 2011, and 91% of total revenue in fiscal year 2010. We expect that international sales will continue to account for a substantial portion of our total revenue in future years.

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

We currently enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated (“JPY”) revenue and monetary assets and liabilities, Euro-denominated (“EUR”) expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs (“CHF”), Taiwanese dollars (“TWD”), and Great British pounds (“GBP”). We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated (“USD”) assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

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

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the six months ended December 23, 2012 included the following.

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

The minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for our common stock during an initial hedge period. We received incremental shares on top of the initial shares delivered such that the total number of shares received under the ASRs after the initial hedge period equaled 8.8 million and 4.8 million shares, representing the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before December 18, 2012 and October 9, 2012, respectively. However, each ASR is subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, we may receive additional shares based on the VWAP of our common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under the ASRs does not exceed the maximum of 10.8 and 6.6 million shares, respectively.

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

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 24, 2012				$911,933
Quarter ending September 23, 2012	12,098	$34.79	11,970	567,932
September 24, 2012—October 23, 2012	3,331	$32.72	3,320	$459,285
October 24, 2012—November 23, 2012	2,933	$35.63	2,920	$355,235
November 24, 2012—December 23, 2012	4,120	$35.79	3,950	$213,903

Total	22,482	$34.76	22,160

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under Board authorized repurchase program (as described above), included in this column are 322,000 shares acquired at a total cost of $11.4 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: January 31, 2013

LAM RESEARCH CORPORATION (Registrant)

/S/ ERNEST E. MADDOCK
Ernest E. Maddock
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.20*	Lam Research Corporation 1999 Employee Stock Purchase Plan (as amended and restated on November 1, 2012)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.