Form 10-Q
period 2013-03-31
LAM RESEARCH CORP
filed 2013-05-09
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013 there were 162,717,165 shares of registrant’s common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2013	June 24, 2012
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,019,109	$1,564,752
Short-term investments	1,337,819	1,297,931
Accounts receivable, less allowance for doubtful accounts of $5,349 as of March 31, 2013 and $5,248 as of June 24, 2012	544,070	765,818
Inventories	545,036	632,853
Deferred income taxes	137,729	47,782
Prepaid expenses and other current assets	86,156	105,973

Total current assets	3,669,919	4,415,109
Property and equipment, net	594,916	584,596
Restricted cash and investments	166,196	166,335
Goodwill	1,446,244	1,446,303
Intangible assets, net	1,116,742	1,240,427
Other assets	152,285	151,882

Total assets	$7,146,302	$8,004,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$173,287	$258,778
Accrued expenses and other current liabilities	432,856	492,178
Deferred profit	193,315	164,833
Current portion of long-term debt, convertible notes, and capital leases	1,555	511,139

Total current liabilities	801,013	1,426,928
Long-term debt, convertible notes, and capital leases	1,294,599	761,783
Income taxes payable	250,339	274,240
Other long-term liabilities	258,151	219,577

Total liabilities	2,604,102	2,682,528
Commitments and contingencies
Senior convertible notes	—	190,343
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized- 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding- 161,802 shares as of March 31, 2013 and 186,656 shares as of June 24, 2012	162	187
Additional paid-in capital	5,229,530	4,943,539
Treasury stock, at cost; 89,496 shares as of March 31, 2013 and 62,068 shares as of June 24, 2012	(3,550,728)	(2,636,936)
Accumulated other comprehensive loss	(23,745)	(33,818)
Retained earnings	2,886,981	2,858,809

Total stockholders’ equity	4,542,200	5,131,781

Total liabilities and stockholders’ equity	$7,146,302	$8,004,652

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Revenue	$844,928	$658,961	$2,612,702	$1,923,378
Cost of goods sold	505,096	391,814	1,623,570	1,138,381
Cost of goods sold - restructuring	—	—	—	(859)

Total cost of goods sold	505,096	391,814	1,623,570	1,137,522

Gross margin	339,832	267,147	989,132	785,856
Research and development	174,206	113,448	503,468	320,031
Selling, general and administrative	154,807	95,581	453,070	259,037
Restructuring and impairments	—	—	1,021	1,725

Total operating expenses	329,013	209,029	957,559	580,793

Operating income	10,819	58,118	31,573	205,063
Other expense, net	(15,834)	(3,568)	(39,162)	(23,426)

Income (loss) before income taxes	(5,015)	54,550	(7,589)	181,637
Income tax expense (benefit)	(24,011)	8,946	(35,761)	30,983

Net income	$18,996	$45,604	$28,172	$150,654

Net income per share:
Basic net income per share	$0.12	$0.38	$0.16	$1.25

Diluted net income per share	$0.11	$0.38	$0.16	$1.24

Number of shares used in per share calculations:
Basic	163,034	119,841	171,016	120,904

Diluted	168,504	120,956	174,306	121,830

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Net income	$18,996	$45,604	$28,172	$150,654

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,398)	7,118	(554)	(24,771)
Cash flow hedges:
Net unrealized gains (losses) during the period	8,400	6,372	10,028	(5,420)
Net losses (gains) reclassified into earnings	(5,389)	3,140	(3,100)	8,652

	3,011	9,512	6,928	3,232
Available-for-sale investments:
Net unrealized gains (losses) during the period	67	354	(105)	117
Net losses (gains) reclassified into earnings	2,899	(200)	3,321	(316)

	2,966	154	3,216	(199)
Defined benefit plan, net change in unrealized component	160	158	483	(4,211)

Other comprehensive income (loss), net of tax	739	16,942	10,073	(25,949)

Comprehensive income	$19,735	$62,546	$38,245	$124,705

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 31, 2013	March 25, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,172	$150,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,065	66,249
Deferred income taxes	(47,271)	3,090
Restructuring and impairment charges	1,021	866
Impairment of investment	3,711	1,724
Equity-based compensation expense	74,089	52,385
Income tax impact on equity-based compensation plans	(847)	81
Excess tax impact on equity-based compensation plans	903	(2,292)
Amortization of convertible note discount	23,530	20,014
Other, net	30,838	3,671
Changes in operating assets and liabilities	202,734	105,871

Net cash provided by operating activities	544,945	402,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(117,655)	(70,392)
Cash paid for business acquisition	(9,116)	—
Purchases of available-for-sale securities	(832,913)	(638,637)
Sales and maturities of available-for-sale securities	780,950	266,959
Purchase of equity method investment	—	(10,740)
Receipt of loan payment	—	8,375
Proceeds from sale of assets	660	2,677
Transfer of restricted cash and investments	147	23

Net cash used for investing activities	(177,927)	(441,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,536)	(4,164)
Excess tax impact on equity-based compensation plans	(903)	2,292
Net cash paid in advance for stock repurchase contracts	—	55,194
Treasury stock purchases	(953,386)	(111,604)
Reissuances of treasury stock related to employee stock purchase plan	18,419	16,760
Proceeds from issuance of common stock	22,666	1,776

Net cash used for financing activities	(914,740)	(39,746)

Effect of exchange rate changes on cash	2,079	(2,697)
Net decrease in cash and cash equivalents	(545,643)	(81,865)
Cash and cash equivalents at beginning of period	1,564,752	1,492,132

Cash and cash equivalents at end of period	$1,019,109	$1,410,267

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The consolidated financial statements include the accounts of Lam Research Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year (the “2013 fiscal year”) will end June 30, 2013 and includes 53 weeks. The quarter ended March 31, 2013 (the “March 2013 quarter”) included 14 weeks. The quarter ended March 25, 2012 (the “March 2012 quarter”) included 13 weeks.

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

In February 2013, the FASB issued an accounting standard update regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present on the face of the financial statements or in the notes amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. As allowed in the update, the Company elected to early adopt these disclosure amendments in the quarter ended March 31, 2013. The implementation of this update did not impact the Company’s financial position, results of operations or cash flows as it was disclosure-only in nature.

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
	(in millions)
Equity-based compensation expense	$25.6	$16.4	$74.1	$52.4
Income tax benefit related to equity-based compensation expense	$4.3	$2.2	$13.3	$7.1

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis. The increase in stock compensation expense during the three and nine months ended March 31, 2013 as compared to the three and nine months ended March 25, 2012 was primarily due to the increased number of RSUs and stock options outstanding as a result of awards assumed in connection with the Novellus acquisition.

Stock Options and RSUs

The 2007 Stock Incentive Plan provides for grants of equity-based awards to eligible participants. In June 2012, as part of the Novellus acquisition, Lam also assumed the Novellus Systems, Inc. 2011 Stock Incentive Plan (together with the 2007 Stock Incentive Plan, collectively the “Plans”), which provides for grants of equity-based awards to eligible participants. As of March 31, 2013, there were a total of 7,569,144 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of March 31, 2013, there were an additional 13,891,610 shares reserved and available for future equity-based awards under the Plans.

A summary of stock option activity under the Plans as of March 31, 2013 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of March 31, 2013 (in thousands)
Outstanding at June 24, 2012	3,902	$25.14	4.79
Granted	289	$42.59
Exercised	(903)	$25.16
Forfeited or expired	(61)	$26.09

Outstanding at March 31, 2013	3,227	$26.68	4.47	$48,036

Exercisable at March 31, 2013	2,481	$24.87	3.64	$41,154

The total intrinsic value of options exercised during the three months ended March 31, 2013 and March 25, 2012 was $8.0 million and $0.1 million, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2013 and March 25, 2012 was $12.7 million and $1.3 million, respectively. As of March 31, 2013, there was $9.2 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted average remaining vesting period of 1.7 years.

A summary of the Company’s RSUs as of March 31, 2013 and changes during the nine months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 24, 2012	4,331	$41.01
Granted	1,820	$35.85
Vested	(1,619)	$42.71
Forfeited	(190)	$39.90

Unvested at March 31, 2013	4,342	$38.21

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2013, there was $116.8 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted average remaining period of 2.0 years.

ESPP

The 1999 Employee Stock Purchase Plan (as amended and restated, the “1999 ESPP”) allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of March 31, 2013, there were a total of 10,007,371 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions for the three and nine months ended March 31, 2013:

	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013
Expected term (years)	0.51	0.65
Expected stock price volatility	29.81%	32.54%
Risk-free interest rate	0.12%	0.15%

As of March 31, 2013, there was $5.2 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 5 months.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Total	Fair Value Measurement at March 31, 2013
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$759,101	$759,101	$—	$—
Municipal Notes and Bonds	268,614	—	268,614	—
US Treasury and Agencies	178,834	175,215	3,619	—
Government-Sponsored Enterprises	81,594	—	81,594	—
Foreign Government Bonds	16,689	—	16,689	—
Corporate Notes and Bonds	834,947	164,885	670,062	—
Mortgage Backed Securities - Residential	29,188	—	29,188	—
Mortgage Backed Securities - Commercial	92,838	—	92,838	—

Total Short-Term Investments	$2,261,805	$1,099,201	$1,162,604	$—
Equities	5,610	5,610	—	—
Mutual Funds	24,016	24,016	—	—
Derivative Assets	8,065	—	8,065	—

Total Assets	$2,299,496	$1,128,827	$1,170,669	$—

Liabilities
Derivative Liabilities	$4,313	$—	$4,030	$283

The amounts in the table above are reported in the Consolidated Balance Sheet as of March 31, 2013 as follows:

	Total	Level 1	Level 2	Level 3
		(In thousands)
Reported Within:
Cash Equivalents	$759,101	$759,101	$—	$—
Short-Term Investments	1,337,819	175,215	1,162,604	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	8,065	—	8,065	—
Other Assets	29,626	29,626	—	—

Total Assets	$2,299,496	$1,128,827	$1,170,669	$—

Accrued Expenses and Other Current Liabilities	$4,030	$—	$4,030	$—
Other Non-current Liabilities	283	—	—	283

Total Liabilities	$4,313	$—	$4,030	$283

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Total	Fair Value Measurement at June 24, 2012
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,318,812	$1,318,812	$—	$—
Municipal Notes and Bonds	322,567	—	322,567	—
US Treasury and Agencies	137,446	130,624	6,822	—
Government-Sponsored Enterprises	123,268	—	123,268	—
Foreign Government Bond	6,358	—	6,358	—
Corporate Notes and Bonds	768,901	164,885	604,016	—
Mortgage Backed Securities - Residential	25,972	—	25,972	—
Mortgage Backed Securities - Commercial	84,853	—	84,853	—

Total Short-Term Investments	$2,788,177	$1,614,321	$1,173,856	$—
Equities	5,913	5,913	—	—
Mutual Funds	17,754	17,754	—	—
Derivative Assets	5,020	—	5,020	—

Total Assets	$2,816,864	$1,637,988	$1,178,876	$—

Liabilities
Derivative Liabilities	$4,529	$—	$4,328	$201

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 24, 2012 as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Reported Within:
Cash Equivalents	$1,325,361	$1,318,812	$6,549	$—
Short-Term Investments	1,297,931	130,624	1,167,307	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	5,020	—	5,020	—
Other Assets	23,667	23,667	—	—

Total Assets	$2,816,864	$1,637,988	$1,178,876	$—

Accrued Expenses and Other Current Liabilities	$4,328	$—	$4,328	$—
Other Non-current Liabilities	201	—	—	201

Total Liabilities	$4,529	$—	$4,328	$201

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

Investments

The following tables summarize the Company’s investments (in thousands):

	March 31, 2013				June 24, 2012
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$261,319	$—	$—	$261,319	$240,841	$—	$—	$240,841
Fixed Income Money Market Funds	759,101	—	—	759,101	1,318,812	—	—	1,318,812
Municipal Notes and Bonds	267,308	1,308	(2)	268,614	321,001	1,574	(8)	322,567
US Treasury and Agencies	178,656	179	(1)	178,834	137,516	43	(113)	137,446
Government-Sponsored Enterprises	81,452	144	(2)	81,594	123,269	67	(68)	123,268
Foreign Government Bonds	16,620	91	(22)	16,689	6,315	43	—	6,358
Corporate Notes and Bonds	832,886	2,554	(493)	834,947	767,847	1,443	(389)	768,901
Mortgage Backed Securities - Residential	29,046	204	(62)	29,188	25,857	121	(6)	25,972
Mortgage Backed Securities - Commercial	92,663	563	(388)	92,838	84,682	555	(384)	84,853

Total Cash and Short -Term Investments	$2,519,051	$5,043	$(970)	$2,523,124	$3,026,140	$3,846	$(968)	$3,029,018

Publicly Traded Equity Security	$5,610	$—	$—	$5,610	$9,320	$—	$(3,407)	$5,913
Private Equity Security	5,000	—	—	5,000	5,000	—	—	5,000
Mutual Funds	22,384	1,632	—	24,016	17,459	366	(71)	17,754

Total Financial Instruments	$2,552,045	$6,675	$(970)	$2,557,750	$3,057,919	$4,212	$(4,446)	$3,057,685

Reported Within
Cash and Cash Equivalents	$1,019,109	$—	$—	$1,019,109	$1,564,752	$—	$—	$1,564,752
Short-Term Investments	1,333,746	5,043	(970)	1,337,819	1,295,053	3,846	(968)	1,297,931
Restricted Cash and Investments	166,196	—	—	166,196	166,335	—	—	166,335
Other assets	32,994	1,632	—	34,626	31,779	366	(3,478)	28,667

Total	$2,552,045	$6,675	$(970)	$2,557,750	$3,057,919	$4,212	$(4,446)	$3,057,685

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales and pay-downs are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company recognized a $3.7 million other-than-temporary impairment of a public equity investment during the three and nine months ended March 31, 2013. The Company recognized a $1.7 million other-than-temporary impairment of a private equity investment during the nine months ended March 25, 2012. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended March 25, 2012. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.2 million and $(0.4) million, respectively, in the three months ended March 31, 2013 and $0.3 million and $(0.2) million, respectively, in the three months ended March 25, 2012. Gross realized gains and gross realized (losses) from sales of investments were approximately $1.4 million and $(1.1) million, respectively, in the nine months ended March 31, 2013 and $0.5 million and $(0.5) million, respectively, in the nine months ended March 25, 2012.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	March 31, 2013
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$1,691	$(2)	$—	$—	$1,691	$(2)
US Treasury and Agencies	5,510	(1)	—	—	5,510	(1)
Government-Sponsored Enterprises	8,154	(1)	2,001	(1)	10,155	(2)
Foreign Government Bonds	7,670	(22)	—	—	7,670	(22)
Corporate Notes and Bonds	185,957	(472)	1,037	(21)	186,994	(493)
Mortgage Backed Securities - Residential	3,223	(62)	—	—	3,223	(62)
Mortgage Backed Securities - Commercial	49,234	(358)	1,574	(30)	50,808	(388)

Total Short-Term Investments	$261,439	$(918)	$4,612	$(52)	$266,051	$(970)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows as of March 31, 2013:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,207,570	$1,208,070
Due after one year through five years	889,534	892,698
Due in more than five years	160,628	161,037

	$2,257,732	$2,261,805

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

Cash Flow Hedges

In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and Euro-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-US dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using foreign currency forward contracts that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged transaction is recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in earnings in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three or nine months ended March 31, 2013 or March 25, 2012 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At March 31, 2013, the Company had gains of $6.7 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of March 31, 2013, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$125,333	$—	$71,511
Swiss Francs	—	—	20,527	4,321
British Pound Sterling	—	—	4,579	4,325
Euro	72,754	—	34,432	24,345
Korean Won	—	—	60,237	—
Taiwan Dollar	—	—	128,767	—

	$72,754	$125,333	$248,542	$104,502

The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of March 31, 2013 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$8,034	Accrued liabilities	$1,400
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$31	Accrued liabilities	$2,630

Total derivatives		$8,065		$4,030

The fair value of derivative instruments in the Company’s Consolidated Balance Sheet as of June 24, 2012 was as follows:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$3,358	Accrued liabilities	$3,403
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,662	Accrued liabilities	$925

Total derivatives		$5,020		$4,328

The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations was as follows:

		Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain Recognized in Income	Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Loss Recognized in Income
				(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	9,454	3,850	—	8,159	4,574	—
Foreign Exchange Contracts	Cost of goods sold	(563)	1,194	—	1,332	(1,069)	—
Foreign Exchange Contracts	Selling, general, and administrative	(491)	345	—	537	(405)	—
Foreign Exchange Contracts	Other income (expense)	—	—	14	—	—	(42)

		8,400	5,389	14	10,028	3,100	(42)

		Three Months Ended March 25, 2012			Nine Months Ended March 25, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain Recognized in AOCI	Loss Reclassified from AOCI into Income	Gain Recognized in Income	Loss Recognized in AOCI	Loss Reclassified from AOCI into Income	Gain Recognized in Income
				(in thousands)
Derivatives Designated as
Hedging Instruments
Foreign Exchange Contracts	Revenue	5,184	(560)	—	(501)	(6,645)	—
Foreign Exchange Contracts	Cost of goods sold	991	(1,794)	—	(3,533)	(1,353)	—
Foreign Exchange Contracts	Selling, general, and administrative	197	(786)	—	(1,386)	(654)	—
Foreign Exchange Contracts	Other income (expense)	—	—	3	—	—	755

		6,372	(3,140)	3	(5,420)	(8,652)	755

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 31, 2013	March 25, 2012	March 31, 2013	March 25, 2012
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income (expense)	$2,061	($4,476)	$2,347	($47,299)

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

The Company’s over-all portfolio of available-for-sale securities must maintain an average minimum rating of AA - or Aa3 as rated by Standard and Poor’s or Moody’s Investor Services, respectively. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward contracts that are used to mitigate the effect of exchange rate fluctuations and on contracts related to structured share repurchase agreements. These counterparties are large global financial institutions and, to date, no such counterparty has failed to meet its financial obligations to the Company.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 31,	June 24,
	2013	2012
	(in thousands)
Raw materials	$312,848	$342,283
Work-in-process	94,517	118,566
Finished goods	137,671	172,004

	$545,036	$632,853

During the nine months ended March 31, 2013, the Company incurred charges of $18.7 million resulting from the write-off of inventory related to the decision to stop future development of certain product configurations and transition them to a sustaining mode with existing customers. These charges were included in cost of goods sold in the Condensed Consolidated Statements of Operations.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 31,	June 24,
	2013	2012
	(in thousands)
Manufacturing, engineering and office equipment	$500,003	$468,739
Computer equipment and software	114,166	104,919
Land	65,271	65,228
Buildings	243,137	231,536
Leasehold improvements	70,244	54,327
Furniture and fixtures	20,974	19,770

	1,013,795	944,519
Less: accumulated depreciation and amortization	(418,879)	(359,923)

	$594,916	$584,596

The Company’s long lived assets held for use, including property, plant, and equipment and intangible assets, are measured at fair value when an impairment exists. Long lived assets held for use are assessed for impairment when events occur that indicate a potential impairment. The Company did not record an impairment of long lived assets held for use during the three or nine months ended March 31, 2013 or March 25, 2012.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no significant change in the goodwill balance during the nine months ended March 31, 2013. Of the $1,446 million goodwill balance as of March 31, 2013, $61.1 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

The Company’s goodwill is measured at fair value when an impairment exists. Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the three or nine months ended March 31, 2013 or March 25, 2012.

Intangible Assets

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of March 31, 2013 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$624,314	$(85,730)	$538,584	9.01
Existing technology	642,884	(116,910)	525,974	6.97
Patents	32,053	(20,984)	11,069	6.09
Backlog	10,000	(8,048)	1,952	1.00
Other intangible assets	35,216	(35,153)	63	4.10

Intangible assets subject to amortization	1,344,467	(266,825)	1,077,642
In process research and development	30,000		30,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	39,100		39,100

Total intangible assets	$1,383,567	$(266,825)	$1,116,742

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

The Company recognized $45.0 million and $4.5 million in intangible asset amortization expense during the three months ended March 31, 2013 and March 25, 2012, respectively. The Company recognized $134.3 million and $13.5 million in intangible asset amortization expense during the nine months ended March 31, 2013 and March 25, 2012, respectively.

The estimated future amortization expense of purchased intangible assets as of March 31, 2013 is as follows (in thousands):

Fiscal Year	Amount
2013 (3 months)	$42,911
2014	162,367
2015	154,128
2016	152,305
2017	152,075
Thereafter	413,856

$1,077,642

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31,	June 24,
	2013	2012
	(in thousands)
Accrued compensation	$237,402	$274,165
Warranty reserves	48,943	63,988
Income and other taxes payable	29,937	24,745
Other	116,574	129,280

	$432,856	$492,178

NOTE 9 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2013	2012	2013	2012
	(in thousands)
Interest income	$3,235	$2,959	$11,411	$8,020
Interest expense	(15,175)	(9,422)	(45,294)	(28,028)
Gains (losses) on deferred compensation plan related assets	3,112	2,717	7,087	504
Foreign exchange losses	(1,294)	(126)	(4,936)	(1,358)
Other, net	(5,712)	304	(7,430)	(2,564)

	$(15,834)	$(3,568)	$(39,162)	$(23,426)

NOTE 10 — INCOME TAX EXPENSE

The Company recorded an income tax benefit of $(24.0) million and $(35.8) million for the three and nine months ended March 31, 2013, respectively. The income tax benefit recorded yielded an effective tax rate of 478.9% and 471.2% for the three and nine months ended March 31, 2013, respectively.

The differences between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and nine months ended March 31, 2013 were primarily due to the treatment of discrete items in determining the effective tax rate, recognition of previously unrecognized tax benefits due to lapse of statute of limitations and successful resolution of certain tax matters, discrete tax benefit related to the retroactive reinstatement of the federal research and development tax credit in January 2013, and the geographic mix of income, partially offset by the tax effect of non-deductible stock-based compensation. The effective tax rates recorded during the three and nine months ended March 31, 2013 included the tax impact of discrete items, which were recorded during the quarter in which they occurred. During the three and nine months ended March 31, 2013, the tax impact of discrete items primarily consisted of: (1) a tax benefit of $4.3 million and $35.1 million for the three months and nine months ended March 31, 2013, respectively, due to the recognition of previously unrecognized tax benefits due to lapse of statute of limitations and successful resolution of certain tax matters, (2) a tax benefit of $11.5 million for the three and nine months ended March 31, 2013, due to the retroactive extension of the U.S. federal research and development tax credit for part of fiscal year 2012, (3) a tax expense of $3.2 million for the three and nine months ended March 31, 2013, due to the tax impacts of changes in the Company’s legal entity structure, (4) a tax expense of $3.2 million for the three and nine months ended March 31, 2013, due to an increase in estimates of an uncertain tax position related to foreign tax returns, and (5) the effective tax rate impact of integration and impairment expenses of $19.9 million and $65.2 million for the three months and nine months, respectively, for which little tax benefit is derived.

The total gross unrecognized tax benefits as of each date noted below were as follows:

	March 31,	June 24,
	2013	2012
	(in millions)
Total gross unrecognized tax benefits	$343.3	$343.8

If the gross unrecognized tax benefits as of March 31, 2013 were recognized in a future period, it would result in a net tax benefit of $273.7 million and a reduction of the effective tax rate for that future period.

The Company recognizes interest expense and penalties related to unrecognized tax benefits within income tax expense. As of March 31, 2013, the Company had accrued approximately $25.8 million for the payment of gross interest and penalties, relating to unrecognized tax benefits, compared to $25.2 million as of June 24, 2012.

The Internal Revenue Service (“IRS”) is examining the Company’s U.S. income tax returns for fiscal years 2008 and 2009. As of March 31, 2013, no significant adjustments have been proposed by the IRS. The IRS has completed its audit of Novellus’ calendar year 2006 through calendar year 2008 tax returns. No significant adjustments were proposed by the IRS. The Company is also subject to audits by foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of March 31, 2013, tax years 2003-2012 remain subject to examination in the jurisdictions where the Company operates.

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

Realization of the Company’s net deferred tax assets is based upon the weight of available evidence, including such factors as the Company’s recent earnings history and expected future taxable income. The Company believes it is more likely than not that such assets will be realized with the exception of $55.2 million related to certain California and foreign deferred tax assets. However, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. If the valuation allowance related to deferred tax assets were released as of March 31, 2013, approximately $55.2 million would be credited to the statement of operations.

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

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2013	2012	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$18,996	$45,604	$28,172	$150,654

Denominator:
Basic average shares outstanding	163,034	119,841	171,016	120,904
Effect of potential dilutive securities:
Employee stock plans	2,729	1,115	2,390	926
Convertible notes	2,741	—	900	—

Diluted average shares outstanding	168,504	120,956	174,306	121,830

Net income per share - basic	$0.12	$0.38	$0.16	$1.25

Net income per share - diluted	$0.11	$0.38	$0.16	$1.24

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2013	2012	2013	2012
	(in thousands)
Number of potential dilutive securities excluded	298	148	567	264

Dilutive shares outstanding include only the effect of the 2041 Notes. Diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the notes, or note hedges associated with the Company’s 2016 or 2018 Notes (as described in Note 13) as their impact would have been anti-dilutive.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments	Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 24, 2012	$(22,481)	$(212)		$(308)	$(10,817)	$(33,818)
Other comprehensive income (loss) before relcassifications	(554)	10,028		(105)	483	9,852
Losses (gains) reclassified from accumulated other comprehensive income to net income	—	(3,100	)(1)	3,321 (2)	—	221

Net current-period other comprehensive income (loss)	$(554)	$6,928		$3,216	$483	$10,073

Balance as of March 31, 2013	$(23,035)	$6,716		$2,908	$(10,334)	$(23,745)

(1)	Amount of gain reclassified from accumulated other comprehensive income into net income. Reclassification located in revenue: $4,574 gain, cost of goods sold: $708 loss and selling, general and administrative expenses: $766 loss.
(2)	Amount of loss reclassified from accumulated other comprehensive income into net income located in other expense, net

NOTE 13 — LONG TERM DEBT

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of March 31, 2013 and June 24, 2012:

	March 31, 2013	June 24, 2012
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(49.4)	(60.3)

Net carrying amount of 0.50% Notes due 2016	400.6	389.7

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(80.3)	(90.4)

Net carrying amount of 1.25% Notes due 2018	369.7	359.6

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(187.8)	(190.3)

Net carrying amount of 2.625% Notes due 2041	512.1	509.6

Total debt	1,282.4	1,258.9

Less: current portion of debt	—	(509.6)

Long-term debt	$1,282.4	$749.3

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of March 31, 2013. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the three months ended March 31, 2013 were 4.29%,

5.27%, and 4.28% respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three and nine months ended March 31, 2013 and March 25, 2012.

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2013	2012	2013	2012
	(in millions)
Contractual interest coupon	$6.6	$2.0	$19.7	$5.9
Amortization of interest discount	7.9	6.7	23.5	20.0
Amortization of issuance costs	0.6	0.6	1.8	1.8

Total interest cost recognized	$15.1	$9.3	$45.0	$27.7

The remaining bond discount of the 2016 Notes of $49.4 million as of March 31, 2013 will be amortized over their remaining life, which is approximately 3.1 years. The remaining bond discount of the 2018 Notes of $80.3 million as of March 31, 2013 will be amortized over their remaining life, which is approximately 5.1 years. The remaining bond discount of the 2041 Notes of $187.8 million as of March 31, 2013 will be amortized over their remaining life, which is approximately 28.1 years. As of March 31, 2013, the if-converted value of the 2016 Notes and the 2018 Notes did not exceed the aggregate principal amount. As of March 31, 2013, the if-converted value of the 2041 Notes exceeded the aggregate principal amount by $126.6 million.

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

Concurrent with the issuance of the 2016 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 31, 2013, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2016 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes.

Concurrent with the issuance of the 2018 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 31, 2013, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2018 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes.

Fair Value of Notes

As of March 31, 2013, the face values of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of March 31, 2013, the fair values of the 2016 Notes, the 2018 Notes, and the 2041 Notes, which includes the debt and equity components, were approximately $457.9 million, $486.0 million, and $946.7 million respectively, based on quoted market prices (Level 1 inputs within the fair value hierarchy).

NOTE 14 — COMMITMENTS

Capital Leases

Capital leases reflect building and office equipment leases. The amounts in the table below include the interest portion of payment obligations.

The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of March 31, 2013 were as follows:

Capital
Leases
(in thousands)
Payments due by period:
One year	$1,770
Two years	1,793
Three years	1,676
Four years	9,055
Five years	—
Over 5 years	—

Total	14,294
Less: Interest on capital leases	534

Less: Current portion of capital leases	1,556

Long-tern portion of capital leases	$12,204

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

The Operating Leases have a term of approximately seven years ending on the first business day in January 2015. The Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Leases for an amount approximating the sum required to pay the amount of the lessor’s investment in the property and any accrued but unpaid rent.

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of March 31, 2013.

When the terms of the Operating Leases expire, the property subject to that Operating Leases may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than approximately $141.7 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $164.9 million, in the aggregate.

The Company recognized at lease inception $0.6 million in estimated liabilities related to the Operating Leases, which represents the fair value guarantee premium that would be required had the guarantee been issued in a standalone transaction. These liabilities are recorded in other long-term liabilities with the offsetting entry recorded as prepaid rent in other assets. The balances in prepaid rent and the guarantee liability are amortized to the Condensed Consolidated Statements of Operations on a straight line basis over the life of the leases. If it becomes probable that the Company will be required to make a payment under the residual guarantee, the Company will increase its liability with a corresponding increase to prepaid rent and amortize the increased prepaid rent over the remaining lease term with no corresponding reduction in the liability. As of March 31, 2013, the unamortized portion of the fair value of the residual value guarantees remaining in other long-term liabilities and prepaid rent was $0.1 million.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of March 31, 2013, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 31, 2013, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $17.2 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 31,	March 25,	March 31,	March 25,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$62,922	$32,734	$70,161	$40,951
Warranties issued during the period	18,829	11,555	53,377	27,908
Settlements made during the period	(27,101)	(14,692)	(72,960)	(37,838)
Changes in liability for pre-existing warranties	90	2,669	4,162	1,245

Balance at end of period	$54,740	$32,266	$54,740	$32,266

Less: Long-term portion	(5,797)	—	(5,797)	—

Accrued warranty, curent	$48,943	$32,266	$48,943	$32,266

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

There were no restructuring charges incurred during three months ended March 31, 2013 or March 25, 2012. The following table summarizes restructuring and impairment charges and adjustments during the nine months ended March 31, 2013 and March 25, 2012. In addition to charges incurred under specific restructuring plans, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities.

	Nine Months Ended
	March 31,	March 25,
	2013	2012
	(in thousands)
June 2008 Plan	$—	$(859)
March 2009 Plan	(1,440)	—
Adjustment to restructuring liability assumed in acquisition	2,461	—
Asset impairments outside of specific restructuring plans	—	1,725

Total restructuring and impairment charges (adjustments)	$1,021	$866

The amounts in the table above were recorded in the Consolidated Statements of Operations for the respective periods as follows:

	Nine Months Ended
	March 31,	March 25,
	2013	2012
	(in thousands)
Cost of goods sold	$—	$(859)
Operating expense	1,021	1,725

Total restructuring and impairment charges (adjustments)	$1,021	$866

June 2008 Plan

During the June 2008 quarter, the Company incurred restructuring expenses related to the integration of SEZ and overall streamlining of the Company’s combined Clean Product Group (“June 2008 Plan”). During the three months ended December 25, 2011 the Company released $0.9 million related to a recorded obligation not realized for a previously restructured product line. There were no remaining liabilities related to the June 2008 Plan as of either March 31, 2013 or June 24, 2012.

March 2009 Plan

Beginning in the March 2009 quarter, the Company incurred restructuring expenses designed to align the Company’s cost structure with its outlook for the then-current economic environment and future business opportunities (“March 2009 Plan”). During the three months ended December 23, 2012, the Company released charges of $1.4 million primarily as the result of changes in sublease assumptions for a previously restructured building. Total charges incurred through March 31, 2013 under the March 2009 Plan were $59.9 million.

Below is a table summarizing activity relating to the March 2009 Plan during the nine months ended March 31, 2013:

Facilities
(in thousands)
Balance at June 24, 2012	$27,749
Fiscal year 2013 release	(1,440)

Balance at March 31,2013	$26,309

This balance is expected to be paid by the end of fiscal year 2015.

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability of $11.2 million was assumed in the Novellus acquisition, related to future rent obligations on unoccupied facilities. During the nine months ended March 31, 2013, the Company incurred charges of $2.5 million as the result of changes in sublease assumptions for a previously restructured building. No restructuring expenses were recognized related to this obligation during the three months ended March 31, 2013. No other restructuring expenses have been recognized related to this obligation subsequent to the Novellus acquisition. The liability balance as of March 31, 2013 was $11.4 million.

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

The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from combining the operations of Novellus with the operations of Lam. The $1.3 billion goodwill that was acquired is not expected to be deductible for income tax purposes. As of March 31, 2013, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Novellus.

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

NOTE 17 — STOCK REPURCHASE PROGRAM

On December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of Company common stock, which replaced the previous repurchase authorizations. The Company concluded the repurchase of all amounts available under this share repurchase authorization during the quarter ended March 31, 2013.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2012				$911,933
Quarter ended September 23, 2012	11,970	$344,001	$34.79	$567,932
Quarter ended December 23, 2012	10,190	354,029	$34.74	213,903
Quarter ended March 31, 2013	5,312	213,903	$37.73	—

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013 or for which costs were incurred in the three months ended March 31, 2013, but which had not settled as of quarter end and for which final price per share is not yet known. See Collared Accelerated Share Repurchases section below for details regarding average price associated with these transactions.

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of Company common stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

In addition to shares repurchased under Board authorized repurchase program shown above, during the nine months ended March 31, 2013, the Company acquired 544,000 shares at a total cost of $20.6 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the nine months ended March 31, 2013 included the following:

Collared Accelerated Share Repurchases – Settled During Current Fiscal Year

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

The minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The Company received incremental shares on top of the initial shares delivered such that the total number of shares received after the initial hedge period equaled 8.8 million and 4.8 million shares, equivalent to the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before September 18, 2012 and October 9, 2012, respectively. However, each ASR was subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, the Company could receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount. The total number of shares received under the ASRs would not exceed the maximum of 10.8 million and 6.6 million shares, respectively.

The Company accounted for each ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASRs as a repurchase of its common stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Company’s common stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB ASC, and, therefore, the ASRs were not accounted for as derivative instruments. As of June 24, 2012, the aggregate repurchase price of $575.0 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

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

Collared Accelerated Share Repurchases – Executed During Current Fiscal Year

During the quarter ended March 31, 2013, the Company entered into a share repurchase transaction under the existing master repurchase arrangement. Under this ASR, the Company made an up-front cash payment of $86.4 million, in exchange for an initial delivery of 1.5 million shares of its common stock and a subsequent delivery of 0.4 million shares following the initial hedge period.

As with the prior ASRs, the minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The ASR is scheduled to end at any time after March 21, 2013 and on or before May 21, 2013. At the conclusion of the ASR, the Company may receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount. The total number of shares received under this ASR will not exceed the maximum of 2.2 million shares.

As of March 31, 2013, the aggregate repurchase price of $86.4 million is reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products; our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 24, 2012 (our “2012 Form 10-K”), our quarterly reports on Form 10-Q for the quarters ended September 23, 2012 and December 23, 2012, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We undertake no obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date hereof or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended March 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2012 Form 10-K.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations consist of the following sections:

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

Demand for our products began to increase in the March 2013 quarter compared to the December 2012 quarter as memory manufacturers increased investments in next generation technologies and foundry customers continued to invest in leading edge capacity. This demand trend manifested as higher shipments in the March 2013 quarter, and we believe demand for our products will strengthen over the next quarter.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	March 31,	December 23,	March 25,
	2013	2012	2012
Revenue	$844,928	$860,886	$658,961
Gross margin	$339,832	$315,414	$267,147
Gross margin as a percent of revenue	40.2%	36.6%	40.5%
Total operating expenses	$329,013	$311,372	$209,029
Net income	$18,996	$6,408	$45,604
Diluted net income per share	$0.11	$0.04	$0.38

In the March 2013 quarter, revenue was relatively flat compared to the December 2012 quarter. Gross margin as a percent of revenues increased as compared to the December 2012 quarter due primarily to decreased costs related to rationalization of certain product configurations and decreased costs associated with Novellus acquisition-related inventory fair value adjustments. Operating expenses in the March 2013 quarter increased as compared to the December 2012 quarter primarily due to higher salaries and benefit costs associated with additional calendar days in our fiscal March quarter, increased seasonal employer payroll tax expenses, and integration-related payments incurred.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.5 billion as of March 31, 2013 compared to $2.7 billion as of December 23, 2012. Cash generated by operations was approximately $102 million during the March 2013 quarter. We used cash during the March 2013 quarter to repurchase $243 million of our shares and purchase $35 million of property and equipment. As of March 31, 2013, employee headcount decreased slightly from the December 2012 quarter to approximately 6,500 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	March 31,	December 23,	March 25,
	2013	2012	2012
Shipments (in millions)	$896	$803	$713
Taiwan	33%	22%	14%
North America	21%	29%	12%
Asia Pacific	14%	14%	11%
Korea	12%	12%	48%
Japan	11%	14%	7%
Europe	9%	9%	8%

Shipments for the March 2013 quarter increased 12% compared to the December 2012 quarter and increased 26% year over year. The year over year increase reflects operations post-acquisition of Novellus, which occurred on June 4, 2012. During the March 2013 quarter, applications below the 40 nanometer technology node were 87% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 31%, 56% and 13%, respectively. During the December 2012 quarter, applications below the 40 nanometer technology node were 78% of total systems shipments. The system shipments in the memory, foundry, and logic/integrated device manufacturing markets were approximately 20%, 51% and 29%, respectively.

Revenue

	Three Months Ended			Nine Months Ended
	March 31, 2013	December 23, 2012	March 25, 2012	March 31, 2013	March 25, 2012
Revenue (in millions)	$845	$861	$659	$2,613	$1,923
Taiwan	26%	26%	16%	27%	15%
North America	26%	24%	20%	23%	19%
Korea	14%	12%	37%	16%	32%
Asia Pacific	13%	20%	11%	16%	11%
Japan	11%	10%	7%	10%	13%
Europe	10%	8%	9%	8%	10%

Revenue for the March 2013 quarter was relatively flat compared to the December 2012 quarter. Revenue for the three and nine months ended March 31, 2013 increased 28% and 36%, respectively, as compared to the same periods last year, reflecting operations post-acquisition of Novellus. Our deferred revenue balance increased to $327 million as of March 31, 2013 compared to $282 million as of December 23, 2012. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $50 million as of March 31, 2013 compared to $46 million as of December 23, 2012.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 31, 2013	December 23, 2012	March 25, 2012	March 31, 2013	March 25, 2012
	(in thousands, except percentages)
Gross margin	$339,832	$315,414	$267,147	$989,132	$785,856
Percent of revenue	40.2%	36.6%	40.5%	37.9%	40.9%

The increase in gross margin as a percentage of revenue during the March 2013 quarter as compared to the December 2012 quarter is primarily due to a $17.2 million reduction in costs related to rationalization of certain product configurations and a $19.4 million reduction in costs associated with Novellus acquisition-related inventory fair value adjustments.

The decrease in gross margin as a percentage of revenue during the March 2013 quarter as compared to the March 2012 quarter is primarily due to $7 million in costs associated with Novellus acquisition-related inventory fair value adjustments and $21 million of amortization of acquired Novellus intangible assets, offset by increased business volume and favorable product mix.

The decrease in gross margin as a percentage of revenue during the nine months ended March 31, 2013 as compared to the same period in the prior year is primarily due to acquisition-related inventory fair value adjustments of approximately $78 million, amortization of acquired intangible assets of approximately $62 million, and $21 million of costs associated with rationalization of certain product configurations.

Research and Development

	Three Months Ended			Nine Months Ended
	March 31, 2013	December 23, 2012	March 25, 2012	March 31, 2013	March 25, 2012
	(in thousands, except percentages)
Research and development (“R&D”)	$174,206	$165,951	$113,448	$503,468	$320,031
Percent of revenue	20.6%	19.3%	17.2%	19.3%	16.6%

We continue to make significant R&D investments focused on leading-edge plasma etch, single-wafer clean, deposition, and other semiconductor manufacturing requirements. The increase in R&D expenses during the March 2013 quarter compared to the December 2012 quarter was primarily due to an increase of $11 million in employee compensation and benefits, driven by the additional days in the fiscal quarter and increased seasonal employer payroll tax expenses, offset by a reduction of $2 million in outside services.

While March 2012 reflects Lam standalone results, March 2013 reflects combined operations with Novellus. The increase in R&D expenses during the March 2013 quarter compared to the same period in the prior year was primarily due to a $33 million increase in employee compensation and benefits, mainly as a result of higher headcount, a $14 million increase in supplies and facilities costs, a $6 million increase in depreciation and amortization, and a $2 million increase in outside services.

The increase in R&D expenses in the nine months ended March 31, 2013 compared to the same period in the prior year was primarily due to the impact of combined operations with Novellus. Increased expenses included $91 million in employee compensation and benefits, $38 million increase in supplies and facilities costs, $20 million increase in depreciation and amortization, and a $12 million increase in outside services.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 31, 2013	December 23, 2012	March 25, 2012	March 31, 2013	March 25, 2012
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$154,807	$144,400	$95,581	$453,070	$259,037
Percent of revenue	18.3%	16.8%	14.5%	17.3%	13.5%

The increase in SG&A expenses during the March 2013 quarter compared to the December 2012 quarter was primarily due to a $13 million increase in employee compensation and benefits, driven by the additional days in the fiscal quarter and increased seasonal employer payroll tax expenses, higher integration-related expenses, with an offset of a $2 million reduction in supplies and facilities costs.

The increase in SG&A expenses during the March 2013 quarter compared to the same period in the prior year was primarily due to the impact of combined operations with Novellus. Increased expenses included $36 million in employee compensation and benefits and $19 million in intangible asset amortization.

The increase in SG&A expenses in the nine months ended March 31, 2013 compared to the same period in the prior year was primarily due to the impact of combined operations with Novellus. Increased expenses included $99 million in employee compensation and benefits, $58 million in intangible asset amortization, $17 million in integration and acquisition-related expenses, and $26 million in supplies and facilities costs.

Restructuring and Asset Impairments

We did not incur any restructuring charges during the three months ended March 31, 2013 or March 25, 2012. During the nine months ended March 31, 2013 we incurred net restructuring charges of $1.0 million primarily related to changes in sublease assumptions for previously restructured buildings. During the nine months ended March 25, 2012, the Company incurred asset impairment charges of $1.7 million related to a decline in the market value of certain facilities and released $0.9 million related to a recorded obligation not realized for a previously restructured product line.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 31, 2013	December 23, 2012	March 25, 2012	March 31, 2013	March 25, 2012
	(in thousands)
Interest income	$3,235	$4,376	$2,959	$11,411	$8,020
Interest expense	(15,175)	(14,975)	(9,422)	(45,294)	(28,028)
Gains (losses) on deferred compensation plan related assets	3,112	1,234	2,717	7,087	504
Foreign exchange losses	(1,294)	(3,274)	(126)	(4,936)	(1,358)
Other, net	(5,712)	(751)	304	(7,430)	(2,564)

	$(15,834)	$(13,390)	$(3,568)	$(39,162)	$(23,426)

Interest expense increased in the three and nine months ended March 31, 2013 as compared to the same periods in the prior year due to the 2041 Notes assumed in June 2012 in connection with the Novellus acquisition.

Foreign exchange losses in March 2013 were related to un-hedged portions of the balance sheet exposures, primarily in the Korean won.

In the three and nine months ended March 31, 2013, we recognized increased gains on assets which are related to obligations under our deferred compensation plan, as compared to the three and nine months ended March 25, 2012 due to changes in the market value of securities in this portfolio.

Other expense, net was higher during the three and nine months ended March 31, 2013 due to a $3.7 million other-than-temporary impairment of a public equity investment. Other expenses, net during the nine months ended March 25, 2012 included a $1.7 million other-than-temporary impairment of a private equity investment recognized during the September 2011 quarter.

Income Tax Expense

Our tax benefit for the three and nine months ended March 31, 2013 were $(24.0) million and $(35.8) million, respectively, which yielded effective income tax rates of 478.9% and 471.2%, respectively. Our tax expenses for the three and nine months ended March 25, 2012 were $8.9 million and $31.0 million, respectively, which yielded effective income tax rates of 16.4% and 17.1%, respectively. The increase in the effective tax rate for the three and nine months ended March 31, 2013 compared to the three and nine months ended March 25, 2012 was primarily due to the level of income, an increase in the percentage of profits in jurisdictions with lower tax rates combined with a projected pre-tax loss in higher tax jurisdictions, the treatment of integration and impairment expenses as a discrete event in determining the annual effective tax rate, recognition of previously unrecognized tax benefits due to lapse of statute of limitations and the successful resolution of certain tax matters, and income tax benefit related to the retroactive extension of the U.S. federal research and development tax credit for part of fiscal year 2012, offset by an increase in the non-deductible stock based compensation and the tax impacts of business integration of Lam and Novellus.

The effective tax rate of 478.9% and 471.2% for the three and nine months ended March 31, 2013 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax benefit of $4.3 million and $35.1 million for the three months and nine months ended March 31, 2013, respectively, due to the recognition of previously unrecognized tax benefits due to lapse of statute of limitations and successful resolution of certain tax matters, (2) a tax benefit of $11.5 million for the three and nine months ended March 31, 2013, due to the retroactive extension of the U.S. federal research and development tax credit for part of fiscal year 2012, (3) a tax expense of $3.2 million for the three and nine months ended March 31, 2013, due to the tax impacts of changes in our legal entity structure, (4) a tax expense of $3.2 million for the three and nine months ended March 31, 2013, due to increase in estimate of an uncertain tax position related to foreign tax returns, and (5) the effective tax rate impact of integration and impairment expenses of $19.9 million and $65.2 million for the three months and nine months, respectively, for which little tax benefit is derived.

The effective tax rate of 16.4% and 17.1% for the three and nine months ended March 25, 2012 includes the tax impact of the following discrete items which are recorded in the period in which they occur: (1) a tax benefit of $1.0 million and a tax expense of $2.8 million, respectively, related to the filing of prior year U.S. federal and foreign tax returns and the associated provision to return adjustments, (2) a tax benefit of $0.2 million and $7.4 million, respectively, due to the recognition of previously unrecognized tax benefits and the reversal of the related interest accruals due to resolution of certain foreign uncertain tax positions, (3) a tax benefit of $4.2 million and $7.9 million, respectively, related to acquisition, integration, restructuring and asset impairment related expenses, and (4) a tax expense of $0.9 million and $2.6 million, respectively, of interest related to uncertain tax positions.

Deferred Income Taxes

We had gross deferred tax assets, related primarily to reserves and accruals that are not currently deductible and tax credit carryforwards, of $343.7 million and $253.7 million as of March 31, 2013 and June 24, 2012, respectively. The gross deferred tax assets were offset by deferred tax liabilities of $329.5 million and a valuation allowance of $55.2 million as of March 31, 2013. The gross deferred tax assets were offset by deferred tax liabilities of $285.6 million and a valuation allowance of $55.2 million as of June 24, 2012.

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

Goodwill and Intangible Assets: The valuation of intangible assets acquired in a business combination requires the use of management estimates including but not limited to estimating future expected cash flows from assets acquired and determining discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available.

Goodwill represents the amount by which the purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. Each component of the Company for which discrete financial information is available and for which segment management regularly reviews the results of operations is considered a reporting unit. All goodwill acquired in a business combination is assigned to one or more reporting units as of the acquisition date. Goodwill is assigned to the Company’s reporting units that are expected to benefit from the synergies of the combination. The goodwill assigned to a reporting unit is the difference between the acquisition consideration assigned to the reporting unit on a relative fair value basis and the fair value of acquired assets and liabilities that can be specifically attributed to the reporting unit. We test goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. We amortize intangible assets with estimable useful lives over their respective estimated useful lives, and we review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

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

In February 2013, the FASB issued an accounting standard update regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The February 2013 update does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this update requires an entity to present on the face of the financial statements or in the notes amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. As allowed in the update, the Company elected to early adopt these disclosure amendments in the quarter ended March 31, 2013. The implementation of this update did not impact the Company’s financial position, results of operations or cash flows as it was disclosure-only in nature.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $2.5 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $3.0 billion as of June 24, 2012. Approximately $1.7 billion of our total cash and investments as of March 31, 2013 is held outside the U.S. in our foreign subsidiaries.

Cash Flows from Operating Activities

Net cash provided by operating activities of $545 million during the nine months ended March 31, 2013 consisted of (in millions):

Net income	$28.2
Non-cash charges:
Depreciation and amortization	228.1
Equity-based compensation	74.1
Amortization of convertible note discount	23.5
Restructuring charges	1.0
Impairment of investment	3.7
Deferred income taxes	(47.3)
Changes in operating asset and liability accounts	202.7
Other	30.9

$544.9

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $216.9 million, inventories of $91.6 million, and prepaid and other assets of $20.5 million and increases in deferred profit of $28.5 million, partially offset by a use of cash resulting from decreases in trade accounts payable of $85.1 million and accrued liabilities of $71.0 million.

Cash Flows from Investing Activities

Net cash used for investing activities during the nine months ended March 31, 2013 was $177.9 million, primarily consisting of capital expenditures of $117.7 million, net purchases of available-for-sale securities of $52.0 million, and cash paid for a business acquisition of $9.1 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the nine months ended March 31, 2013 was $914.7 million, primarily consisting of $953.4 million in treasury stock repurchases partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $41.1 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at March 31, 2013 will be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2012 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 24, 2012. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2013. Actual results may differ materially.

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

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars except for certain revenues denominated in Japanese yen, certain revenues and expenses denominated in the Euro, certain spares and service contracts denominated in various currencies, and expenses related to our non-U.S. sales and support offices denominated in the related countries’ local currency. We currently enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on Japanese yen-denominated revenue and monetary asset and liability exposure, Euro-denominated expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs, Taiwanese dollars, Korean won, and Great British pounds. We currently believe these are our primary exposures to currency rate fluctuation.

We enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of Japanese yen, Euros, Swiss franc, Taiwanese dollar, Korean won, and Great British pound -denominated monetary assets and liabilities against the U.S. dollar. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances.

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of March 31, 2013 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

	Notional Amount	Unrealized FX Gain /(Loss) March 31, 2013	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
			+ / - (10%)	+ / - (15%)
	(in $ Millions)
Balance Sheet Hedge
Sell Japanese Yen	$71.5	$0.0	$7.1	$10.7
Buy Korean Won	$60.2	$0.7	$5.9	$8.9
Buy Taiwan Dollar	$128.8	($0.7)	$12.8	$19.2
Buy Euro	$10.1	$0.0	$1.0	$1.5
Buy Swiss Francs	$16.2	$0.0	$1.6	$2.4
Buy Great British Pounds	$0.3	($0.8)	$0.0	$0.0

		($0.8)	$28.4	$42.7

We believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in our business activities. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short-term investments at March 31, 2013 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments and profitability. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs and/or lower margins for us. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

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

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability, quality, or design problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. The expected industry transition to a 450mm platform represents an emerging challenge for our business, and our failure to address that transition in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.

In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next generation devices. This shift may result in a reduction in the size of our addressable markets. For example, the timing of the adoption of extreme ultraviolet lithography may adversely impact our served available market.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 77% of total revenue during the nine months ended March 31, 2013, 83% of total revenue in fiscal year 2012, 88% of total revenue in fiscal year 2011, and 91% of total revenue in fiscal year 2010. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

We currently enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on Japanese yen-denominated (“JPY”) revenue and monetary assets and liabilities, Euro-denominated (“EUR”) expenses and monetary assets and liabilities, as well as monetary assets and liabilities denominated in Swiss francs (“CHF”), Taiwanese dollars (“TWD”), Korean won (“KRW”), and Great British pounds (“GBP”). We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated (“USD”) assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

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

Repurchases of Company Shares

On December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of our common stock in conjunction with the acquisition of Novellus, which replaced the previous repurchase authorizations. We concluded the repurchase of all amounts available under this share repurchase authorization during the quarter ended March 31, 2013.

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of our common stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the nine months ended March 31, 2013 included the following:

Collared Accelerated Share Repurchases – Settled During Current Fiscal Year

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

The minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The Company received incremental shares on top of the initial shares delivered such that the total number of shares received after the initial hedge period equaled 8.8 million and 4.8 million shares, equivalent to the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before September 18, 2012 and October 9, 2012, respectively. However, each ASR was subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, the Company could receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount. The total number of shares received under the ASRs would not exceed the maximum of 10.8 million and 6.6 million shares, respectively.

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

Collared Accelerated Share Repurchases – Executed During Current Fiscal Year

During the quarter ended March 31, 2013, the Company entered into a share repurchase transaction under the existing master repurchase arrangement. Under this ASR, the Company made an up-front cash payment of $86.4 million, in exchange for an initial delivery of 1.5 million shares of its common stock and a subsequent delivery of 0.4 million shares following the initial hedge period.

As with the prior ASRs, the minimum and maximum thresholds for each transaction are established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The ASR is scheduled to end at any time after March 21, 2013 and on or before May 21, 2013. At the conclusion of the ASR, the Company may receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount. The total number of shares received under this ASR will not exceed the maximum of 2.2 million shares.

As of March 31, 2013, the aggregate repurchase price of $86.4 million is reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 24, 2012				$911,933
Quarter ending September 23, 2012	12,098	$34.79	11,970	$567,932
Quarter ending December 23, 2012	10,384	$34.76	10,190	$213,903
December 24, 2012 - January 23, 2013	3,248	$37.64	3,229	$92,342
January 24, 2013 - February 23, 2013	2,096	$39.78	2,082	$—
February 24, 2013 - March 31, 2013	189	$41.91	—	$—

Total	28,015	$35.26	27,471

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013 or for which costs were incurred in the three months ended March 31, 2013, but which had not settled as of quarter end and for which final price per share is not yet known. See Collared Accelerated Share Repurchases section below for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under Board authorized repurchase program (as described above), included in this column are 544,000 shares acquired at a total cost of $20.6 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: May 9, 2013	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.175*	Forms of nonstatutory stock option agreement under the Lam 2007 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.