Form 10-K
period 2013-06-30
LAM RESEARCH CORP
filed 2013-08-27
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 0-12933

LAM RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2634797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Cushing Parkway Fremont, California	94538
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (510) 572-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 23, 2012, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $4,776,853,218. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 20, 2013, the Registrant had 163,149,977 outstanding shares of Common Stock.

Documents Incorporated by Reference

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 7, 2013 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2013 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to our future revenue, shipments, costs, earnings, income, margins, product development, demand, acceptance and market share, competitiveness, market opportunities, product performance, levels of research and development (“R&D”), the success of our marketing, sales and service efforts, outsourced activities and operating expenses, anticipated manufacturing, customer and technical requirements, the ongoing viability of the solutions that we offer and our customers’ success, tax expenses, our management’s plans and objectives for our current and future operations and business focus, the levels of customer spending, general economic conditions, the sufficiency of financial resources to support future operations, and capital expenditures. Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed in this report and in ways we cannot readily foresee. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Item 1.	Business

Incorporated in 1980, Lam Research Corporation (“Lam Research,” “Lam,” “we,” or the “Company”) is a Delaware corporation, headquartered in Fremont, California. We maintain a network of facilities throughout Asia, Europe, and North America in order to meet the needs of our dynamic customer base.

Additional information about Lam Research is available on our website at www.lamresearch.com.

Our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K, and any amendments to those reports are available on our website as soon as reasonably practical after we file them with or furnish them to the SEC and are also available online at the SEC’s website at www.sec.gov.

The Lam Research logo, Lam Research, and all product and service names used in this report are either registered trademarks or trademarks of Lam Research Corporation or its subsidiaries in the United States and/or other countries. All other marks mentioned herein are the property of their respective holders.

Lam Research is a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We design, manufacture, market, refurbish, and service semiconductor processing systems that are used in the fabrication of integrated circuits (“ICs”). Our market-leading products are designed to help our customers build the smaller, faster, and more power-efficient devices that are used in a variety of electronic products, including cell phones, computers, storage devices, and networking equipment.

The Company’s customer base includes leading semiconductor memory, foundry, and integrated device manufacturers (“IDMs”) that make products such as DRAM, NAND memory, and logic devices. Semiconductor manufacturing, our customers’ business, involves the complete fabrication of multiple die, or ICs, on a wafer. This involves the repetition of a set of core processes and can require hundreds of individual steps. On a silicon wafer, a tiny, intricate pattern is precisely replicated across the wafer surface to create identical miniature devices, where features can be 1,000 times smaller than a grain of sand. Fabricating these devices requires highly sophisticated process technologies and precision control at the atomic scale. Along with meeting technical requirements, wafer processing equipment must deliver high productivity and be cost-effective.

At Lam Research, we leverage our expertise in semiconductor device processing to develop enabling technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost. We offer a broad portfolio of complementary products that are used in several areas of the semiconductor manufacturing process flow, including plasma etch, thin film deposition, photoresist strip, and wafer cleaning. These processes, which are repeated numerous times during the wafer fabrication cycle, are required to manufacture every type of semiconductor device.

Our products are used primarily in front-end wafer processing, which involves the steps that create the active components of a device (transistor, capacitor) and their wiring (interconnect). Market demand for ever-smaller IC designs is driving the development of and migration to new fabrication strategies, such as three-dimensional (“3D”) architectures and multiple patterning. We also address processes for back-end wafer-level packaging (“WLP”), which is an alternative to traditional two dimensional packaging and offers a smaller form factor, increased interconnect speed and bandwidth, and lower power consumption, among other benefits. In addition, our products are well-suited for related markets that rely on semiconductor processes and require production-proven manufacturing capability, such as micro-electromechanical systems (“MEMS”).

We are the market leader in plasma etch, a highly critical process step that selectively removes materials from the wafer to create the features and patterns of a device. The Company’s high-productivity thin film deposition systems form a device’s sub-microscopic layers of conducting (metal) or insulating (dielectric) materials. Our market-leading photoresist strip systems remove the photoresist mask before a wafer proceeds to the next processing step. Lam’s suite of single-wafer wet and plasma-based wafer cleaning products remove particles and residues from the wafer surface before or after adjacent processes.

Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and refurbishment of our etch, deposition, photoresist strip, and clean products. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. CSBG also offers refurbished and newly built previous-generation (legacy) equipment for those applications that do not require the most advanced wafer processing capability.

Silfex and Peter Wolters are wholly-owned subsidiaries of Lam. Silfex is a leading provider of high-purity custom silicon components and assemblies that serve technology markets including solar, optics, and semiconductor equipment. Peter Wolters is a leader in the design and manufacture of high-precision grinding, lapping, polishing, and deburring systems used in the automotive, aerospace, medical, semiconductor manufacturing and other industries.

Products

Plasma Etch

As the semiconductor industry continues to improve device performance and shrink critical feature sizes, plasma etch faces multiple challenges. These include processing smaller features, new materials, new transistor structures, increasingly complex film stacks, and ever higher aspect ratio structures. For conductor etch, requirements include delivering atomic precision control for etching FinFET/3D gate transistors, multi–film stacks for high-k/metal gate structures, and multiple patterning structures. Dielectric etch processes must be able to maintain etch profiles on increasingly high aspect ratio (“HAR”) structures such as in 3D NAND devices, etch new multi-layer photoresist materials and amorphous carbon hardmasks, and avoid damaging fragile low-k materials. In emerging 3D integrated circuits (“3D ICs”), through-silicon vias (“TSVs”) are now used to provide interconnect capability for die-to-die and wafer-to-wafer stacking. Critical factors for TSV are etching a variety of materials in the same chamber (in situ), as well as being able to use both conventional and special techniques for deep silicon etching. For all etch processes, it is important to provide excellent profile control and across-wafer uniformity while maintaining high productivity and cost efficiency.

Conductor Etch — 2300® Kiyo® Product Family, 2300® Versys® Metal Product Family

The 2300 Kiyo product family delivers high-performance, high-productivity, low-risk solutions for conductor etch applications. Superior uniformity, uniformity control, and repeatability are enabled by a symmetrical chamber design, leading electrostatic chuck technology, and independent tuning features. The Kiyo products deliver high productivity with low defectivity on multi-film stacks, enabled by in situ etch capability, continuous plasma, and advanced Waferless Autoclean technology. Applications include shallow trench isolation (“STI”), high-k/metal gate, FinFET and tri-gate, and multiple patterning. The 2300 Versys Metal product family provides a flexible platform for back-end-of-line (“BEOL”) metal etch processes. Symmetrical chamber design and independent tuning features provide critical dimension, profile uniformity, and uniformity control for metal hardmask applications. The products’ proprietary chamber cleaning technology ensures high availability, high yield, and exceptional process repeatability for aluminum etching. Applications include metal hardmask, high-density aluminum line, and aluminum pad.

Dielectric Etch — 2300® Flex™ Product Family

The 2300 Flex product family offers differentiated technologies and application-focused capabilities for critical dielectric etch applications. Exceptional uniformity, repeatability, and tunability are enabled by a unique multi-frequency, small-volume, confined plasma design. The systems deliver high productivity with low defectivity, enabled by in situ multi-step etch and continuous plasma capability. Low-risk, cost-effective upgrades provide evolutionary product transitions that extend product life and maximize return on investment. Applications include low-k and ultra low-k dual damascene, HAR and self-aligned contacts, capacitor cell, and mask open.

TSV Etch — 2300® Syndion® Product Family

Based on Lam’s production-proven conductor etch products, the 2300 Syndion TSV etch family provides low-risk, flexible solutions to address multiple TSV etch applications. The Syndion products provide a low cost of ownership due to high etch rates, excellent repeatability, and in situ etching of multiple materials in the TSV stack (silicon, dielectrics, conducting films). The systems support both conventional single-step etch and rapidly alternating process (“RAP”). High process flexibility, superior profile control, and excellent uniformity enable successful TSV implementation for a variety of CMOS 3D IC and image sensor applications.

Thin Film Deposition

In leading-edge semiconductor designs, metal deposition processes face significant scaling and integration challenges. For advanced copper interconnect structures, challenges for electrochemical deposition (“ECD”)

include providing complete, void-free fill of HAR structures with low defectivity and high productivity. Electroplating of copper and other metals is also used for TSV and WLP applications, such as forming conductive bumps and redistribution layers (“RDLs”). These applications require excellent within-wafer uniformity at high plating rates, minimizing defects, and reducing costs. For tungsten chemical vapor deposition (“CVD”) processes, key requirements are minimizing contact resistance to meet lower power consumption requirements and achieving void-free fill for narrow nanoscale structures. In addition, good barrier step coverage at reduced thicknesses relative to physical vapor deposition/CVD barrier films is also needed to improve contact fill and reduce resistivity.

In dielectric deposition, high-productivity, high-quality films are needed for a number of critical process steps. For example, next-generation FinFET transistor structures and BEOL self-aligned double patterning require highly conformal film deposition and atomic level control of film dimensions to ensure device performance. The numerous alternating film layers used in new 3D NAND designs require exceptional stress and defectivity control and ultra-smooth film deposition. Plasma-enhanced CVD (“PECVD”) is often used for these applications, as well as for advanced WLP, where depositing high-quality films without exceeding thermal budgets is essential. For gapfill deposition, achieving defect-free fills while maintaining high throughput is essential. Preferred approaches are to use high-density plasma CVD (“HDP-CVD”) either as a complete gapfill solution or as a cap over other gapfill technologies to enhance process control and mitigate integration risks. Lastly, innovative post-deposition film treatments such as ultraviolet thermal processing (“UVTP”) are being used to improve low-k film integrity and increase strain in nitride layers for improved device performance.

Copper Metal Films — SABRE® Product Family

The SABRE ECD product family is the industry’s productivity-leading platform for copper damascene manufacturing. Electrofill® technology provides high-throughput, void-free fill with superior defect density performance for advanced technology nodes. SABRE chemistry packages provide leading-edge fill performance for the lowest defectivity, widest process window, and highest rates of bottom-up growth to fill the most challenging HAR features. System capabilities include deposition of copper directly on various liner materials, important for next-generation metallization schemes. The number of yielding ICs per wafer has also been improved by increasing the usable die area through industry-leading process edge exclusion. Applications include copper deposition for both advanced logic and memory interconnect. We also offer the SABRE 3D system to address TSV and WLP applications, such as copper pillar, RDL, underbump metallization, bumping, and microbumps used in post-TSV processing.

Tungsten Metal Films — ALTUS® Product Family

Lam’s market-leading ALTUS systems deposit highly conformal atomic layer films for advanced tungsten metallization applications. The patented Multi-Station Sequential Deposition (“MSSD”) architecture enables a nucleation layer to be formed using Pulsed Nucleation Layer (“PNL”) technology and bulk CVD fill to be performed in situ. PNL, Lam’s atomic layer deposition (“ALD”) technology, is used in the deposition of tungsten nitride films to achieve high step coverage with reduced thickness relative to conventional barrier films. PNL is also used to reduce thickness and alter CVD bulk fill grain growth, lowering the overall resistivity of thin tungsten films. The advanced ExtremeFill CVD tungsten technology provides extendibility to fill the most challenging structures at advanced technology nodes. Applications include tungsten plug and via fill, low-stress composite interconnects, and tungsten nitride barrier for via and contact metallization.

PECVD Dielectric Films — VECTOR® Product Family

Lam’s VECTOR family of PECVD systems delivers superior thin film quality, wafer-to-wafer uniformity, productivity, and low cost of ownership. The MSSD architecture enables industry-leading performance with both sequential processing and parallel processing to provide broad process flexibility for a range of applications. VECTOR products offer specialized systems for logic and memory applications. VECTOR Express offers a small footprint with four processing stations. VECTOR Excel is a modular tool for advanced technology nodes where pre-and-post film deposition treatments are needed. VECTOR Extreme accommodates up to 12 process stations for high-throughput memory processes. Applications include deposition of ashable hardmasks, oxides, nitrides, carbides, and anti-reflective layers.

Gapfill Dielectric Films — SPEED® Product Family

Lam’s SPEED HDP-CVD products provide void-free gapfill of high-quality dielectric films with superior throughput and reliability. The unique source design provides excellent particle performance, while the ability to customize the deposition and in situ etching profile ensures best-of-breed across-wafer thickness and gapfill uniformity. Together, the chamber and plasma source designs allow large batch sizes between cleans and faster cleans to deliver superior throughput. Broad process flexibility is available on the same platform, without requiring major hardware changes. Target applications include STI, pre-metal dielectrics, inter-layer dielectrics, inter-metal dielectrics, and passivation layers.

Film Treatment — SOLA® Product Family

The SOLA UVTP product family is used for treatment of BEOL low-k dielectric films and front-end-of-line (“FEOL”) silicon nitride strained films. The systems incorporate a proprietary treatment process that modifies the physical characteristics of a previously deposited film through exposure to ultraviolet light, gases and vapors, and heat. The Multi-Station Sequential Processing (“MSSP”) architecture allows independent control of temperature, wavelength, and intensity at each station of the wafer path. This enables delivery of best-in-class film properties, within-wafer and wafer-to-wafer uniformity, and productivity.

Photoresist Strip

With the semiconductor industry’s migration to ultra-shallow junctions, multiple patterning, ultra low-k dielectrics, and 3D architectures, photoresist strip processes need to manage more complex device structures. At the transistor level, small changes can affect junction resistivity, junction depth, and dopant activation, thereby affecting device performance. For interconnect structures, unwanted changes in the properties of low-k dielectrics can also impact performance. These concerns are driving the development of new photoresist strip processes for advanced technology nodes. Challenges include removing residues, minimizing oxidation and silicon loss, and providing damage-free results, while at the same time delivering high throughput and low cost of ownership.

Photoresist Strip — G400®, GxT®, G3D®

Lam’s photoresist strip systems are based on our production-proven MSSP platform. The MSSP architecture provides multiple process stations, where both temperature and chemistry may be independently controlled, allowing bulk strip, high-dose implant strip (“HDIS”), and dry clean processes to be performed all on the same platform. The high-productivity G400 is targeted for bulk strip and HDIS applications, primarily in large DRAM and NAND memory fabs. Enhanced source technology combined with faster wafer heating provides high throughput for bulk strip and implant strip applications. The GxT system is designed for critical logic device manufacturing process steps that demand low silicon loss and ultra-low defectivity. The G3D system’s unique combination of multi-station high-productivity, low-temperature, and directional processing capability delivers high-productivity strip and complete residue removal for advanced WLP applications.

Single-Wafer Clean

Wafer cleaning is a critical function that must be repeated many times during the semiconductor manufacturing process, from device fabrication through packaging. As device geometries shrink and new materials are introduced, the number of cleaning steps continues to grow. Furthermore, each step has different selectivity and defectivity requirements that add to manufacturing complexity. For next-generation devices, fragile structures need to be cleaned without causing damage. In addition, cleaning steps that target the bevel region can help eliminate the wafer edge as a source of yield-limiting defects as well as increase the number of good die at the wafer’s edge to improve yield.

Wet Clean — DV-Prime®, Da Vinci®, SP Series

Lam’s single-wafer spin technology pioneered the industry transition from batch to single-wafer wet processing. These production-proven spin wet clean systems provide the productivity and flexibility needed for both high-volume manufacturing and leading-edge development across multiple technology nodes and for all device types. The products deliver excellent process uniformity across the wafer, wafer-to-wafer, and lot-to-lot. Proprietary technologies enhance damage-free particle removal and dry wafers so that they are free of pattern collapse and watermarks. Offering the latest in dilute chemistry and solvent systems, the products meet defectivity and material integrity requirements. Applications include particle, polymer, and residue removal; photoresist removal; and wafer backside/bevel cleaning. Our wet clean systems are also used for multiple wet etch and clean applications for WLP, including silicon substrate thinning, wafer stress relief, and backside/bevel clean.

Plasma Bevel Clean — 2300® Coronus®

The 2300 Coronus plasma-based bevel clean system enhances die yield by removing residues and unwanted films from the wafer’s edge that can impact the device area. The system combines the ability of plasma to selectively remove a wide variety of materials with a proprietary confinement technology that protects the die area. High system uptime and throughput, excellent process repeatability, and efficient in situ removal of multi-material film stacks and residues ensure high productivity for increased wafer output. Applications include post-STI, gate, middle-of-line, and BEOL etch; pre- and post-deposition; and metal film removal to prevent arcing during plasma etch or deposition steps. It is also the industry’s only bevel clean product that removes amorphous-carbon films and carbon-rich residues.

Legacy Products

For applications that do not require the most advanced wafer processing capability, semiconductor manufacturers can benefit from the proven performance of previous-generation products to increase their production capacity at a reduced economic investment. Purchasing through an original equipment manufacturer (“OEM”) like Lam Research minimizes the risks of unexpected costs and unpredictable time to production that are typically associated with used systems purchases. To meet semiconductor manufacturers’ needs for high-performance, maximum-predictability, and low-risk equipment, Lam provides refurbished and newly built legacy products. Our products also provide production-worthy, cost-effective solutions for the MEMS and light emitting diode (“LED”) markets.

Products Table

Market	Process/Application	Products
Front-End Wafer Processing

Plasma Etch	Conductor Etch Dielectric Etch TSV Etch	2300® Kiyo® product family 2300® Flex™ product family 2300® Syndion® product family

Thin Film Deposition	Copper Metal Films Tungsten Metal Films PECVD Dielectric Films Gapfill Dielectric Films Film Treatment (UVTP)	SABRE® product family ALTUS® product family VECTOR® product family SPEED® product family SOLA® product family

Photoresist Strip	Photoresist Strip	G400®, GxT®

Single-Wafer Clean	Spin Wet Clean Plasma Bevel Clean	DV-Prime®, Da Vinci®, SP Series 2300® Coronus®
Back-End Wafer-Level Packaging and Through Silicon Via

Plasma Etch	TSV Etch	2300® Syndion® product family

Thin Film Deposition	Metal Films	SABRE® 3D

Photoresist Strip	Photoresist Strip	G3D®

Single-Wafer Clean	Spin Wet Clean	SP Series
Related Manufacturing Markets

MEMS	Deep Silicon Etch, PECVD Dielectric Films, Spin Wet Clean, Dry Strip/Descum

LED	Plasma Etch, PECVD Dielectrics, Copper Metal Films, Dry Strip/Descum

Fiscal Periods Presented

All references to fiscal years apply to our fiscal years, which ended June 30, 2013, June 24, 2012, and June 26, 2011. In all sections of this document, the fiscal 2012 information presented reflects 20 days of Novellus related activity. There is no Novellus related activity reflected in periods prior to fiscal year 2012.

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

Our R&D expenses during fiscal years 2013, 2012, and 2011 were $683.7 million, $444.6 million, and $373.3 million, respectively. The majority of R&D spending over the past three years has been targeted at etch, deposition, single-wafer clean, and other semiconductor manufacturing products. We believe current challenges for customers at various points in the semiconductor manufacturing process present opportunities for us.

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

International Sales

A significant portion of our sales and operations occur outside the United States and, therefore, may be subject to certain risks, including but not limited to tariffs and other barriers, difficulties in staffing and managing non-U.S. operations, adverse tax consequences, foreign currency exchange rate fluctuations, changes in currency controls, compliance with U.S. and international laws and regulations, including U.S. export restrictions, and economic and political conditions. Any of these factors may have a material adverse effect on our business, financial position, and results of operations and cash flows. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Revenue by region was as follows:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(in thousands)
Revenue:
Taiwan	$1,026,548	$467,922	$766,910
North America	734,324	458,531	393,004
Korea	603,821	893,549	756,660
Asia Pacific	573,696	292,963	492,600
Japan	368,095	308,189	405,371
Europe	292,432	244,038	423,148

Total revenue	$3,598,916	$2,665,192	$3,237,693

Long-Lived Assets

Refer to Note 18 of our Consolidated Financial Statements, included in Item 15 of this report, for information concerning the geographic locations of long-lived assets.

Customers

Our customers include many of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. In fiscal year 2013, three customers, Samsung Electronics Company, Ltd., SK Hynix Inc., and Taiwan Semiconductor Manufacturing Company, Ltd., combined represented approximately 46% of total revenues and each customer individually represented greater than 10% of total revenues. In fiscal year 2012, the same three customers combined represented approximately 50% of total revenues and each customer individually represented greater than 10% of total revenues. In fiscal year 2011, Samsung Electronics Company, Ltd. represented approximately 24% of total revenues.

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

Backlog

In general, we schedule production of our systems based upon our customers’ delivery requirements. In order for a system to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted, 2) we have an agreement on prices and product specifications, and 3) there is a scheduled shipment within the next 12 months. In order for spares and services to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted and (2) delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not to exceed 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. At June 30, 2013 and June 24, 2012, our backlog was approximately $764 million and $870 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

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

Employees

As of August 20, 2013, we had approximately 6,600 regular employees. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information.

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

EXECUTIVE OFFICERS OF THE COMPANY

As of August 27, 2013, the executive officers of Lam Research were as follows:

Name	Age	Title
Martin B. Anstice	46	President and Chief Executive Officer
Timothy M. Archer	46	Executive Vice President and Chief Operating Officer
Douglas R. Bettinger	46	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Richard A. Gottscho	61	Executive Vice President, Global Products Group
Sarah A. O'Dowd	63	Senior Vice President, Chief Legal Officer

Martin B. Anstice is President and Chief Executive Officer of Lam Research. Mr. Anstice joined the Company in April 2001 as Senior Director, Operations Controller. He was promoted to Chief Financial Officer in June 2004, appointed Executive Vice President and Chief Operating Officer in September 2008, and promoted to President in December 2010. In January 2012, Mr. Anstice was appointed Chief Executive Officer and in February 2012, appointed to the Lam Research Corporation board of directors. He began his career at Raychem Corporation where, during his 13-year tenure, he held numerous finance roles of increasing responsibility in Europe and North America. After Tyco International, Ltd. acquired Raychem in 1999, Mr. Anstice assumed responsibility for supporting mergers and acquisitions at Tyco Electronics Corporation. Mr. Anstice is an associate member of the Chartered Institute of Management Accountants in the United Kingdom.

Timothy M. Archer joined Lam Research in June 2012 as the Company’s Executive Vice President, Chief Operating Officer. Prior to Lam Research, Mr. Archer spent 18 years at Novellus Systems in various technology development and business leadership roles, including most recently as Chief Operating Officer from January 2011 to June 2012, Executive Vice President Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011, and Executive Vice President of the PECVD and Electrofill Business Units from November 2008 to September 2009. Mr. Archer’s tenure at Novellus Systems also included assignments as

Senior Director of Technology for Novellus Systems Japan from 1999 to 2001 and Senior Director of Technology for the Electrofill Business Unit from April 2001 to April 2002. Mr. Archer started his career in 1989 at Tektronix where he was responsible for process development for high-speed bipolar integrated circuits. Mr. Archer completed the Program for Management Development at Harvard Graduate School of Business and holds a Bachelor of Science degree in Applied Physics from the California Institute of Technology.

Douglas R. Bettinger is Executive Vice President, Chief Financial Officer of Lam Research. Prior to joining the company, Mr. Bettinger served as Senior Vice President and Chief Financial Officer of Avago Technologies from August 2008 to February 2013. From 2007 to 2008, he served as Vice President of Finance and Corporate Controller at Xilinx, Inc., and from 2004 to 2007, he was Chief Financial Cfficer at 24/7 Customer, a privately held company. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance and manufacturing operations positions, including Corporate Planning and Reporting Controller and Malaysia Site Operations Controller. He earned a master’s degree in business administration in finance from the University of Michigan and has a bachelor of science degree in economics from the University of Wisconsin in Madison.

Richard A. Gottscho is the Company’s Executive Vice President, Global Products Group, a position he has held since August 2010. Prior to that time, he had been Group Vice President and General Manager, Etch Businesses since March 2007. Dr. Gottscho joined the Company in January 1996 and has served at various Director and Vice President levels in support of etch products, CVD products, and corporate research. Prior to joining Lam Research, Dr. Gottscho was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. Dr. Gottscho is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and Plasma Science and Technology Division Prize, the Gaseous Electronics Conference Foundation Lecturer, the Dry Process Symposium Nishizawa Award, and the Tegal Thinker Award. He is a fellow of the American Physical and American Vacuum Societies and has served on numerous editorial boards of refereed technical publications, program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and the Pennsylvania State University, respectively.

Sarah A. O’Dowd joined Lam Research in September 2008 as Group Vice President and Chief Legal Officer, responsible for general legal matters, intellectual property and ethics & compliance. In addition to her Legal function, in April 2009 she was appointed Vice President of Human Resources and served in this dual capacity from April 2009 through May 2012. Prior to joining Lam Research, Ms. O’Dowd was Vice President and General Counsel for FibroGen, Inc. from February 2007 until September 2008. Until February 2007, Ms. O’Dowd was a shareholder in the law firm of Heller Ehrman LLP for more than twenty years, practicing in the areas of corporate securities, governance and mergers and acquisitions for a variety of clients, principally publicly traded high technology companies. She served in a variety of leadership and management roles at Heller Ehrman, including Managing Partner of the Silicon Valley and San Diego offices, member of the firm’s Policy Committee and, as head of the firm’s business practice groups, a member of the firm’s Executive Committee. Ms. O’Dowd earned her J.D. and M.A. in communications from Stanford University and her bachelor of arts degree in mathematics from Immaculata College.

Item 1A.	Risk Factors

In addition to the other information in this 2013 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

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

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments and profitability. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing, increased costs and/or lower margins for us, such as regional manufacturing expectations, compliance to specific environmental, social and corporate governance standards, and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results. As of June 30, 2013, two customers accounted for approximately 22% and 14% of accounts receivable. As of June 24, 2012, three customers accounted for approximately 24%, 17%, and 11% of accounts receivable.

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

In order to develop new products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers or other members of the industry. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology with other customers, which could limit our market for products incorporating those technologies. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next generation devices. This shift may result in a reduction in the size of our addressable markets or could increase the relative size of markets in which we either do not compete or have relatively low market share.

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products. System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $9 million per unit, and our revenues in any given quarter are dependent upon the acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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

In addition, the fact that we offer limited product lines creates the risk that our customers may view us as less important to their business than our competitors that offer additional products as well. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Our business is affected by our customers’ use of our products in certain steps in their wafer fabrication processes. Should technologies change so that the manufacture of semiconductors requires fewer steps using our products, this could have a larger impact on our business than it would on the business of our less concentrated competitors.

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

Similarly, our customers may team with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. Even if they select Lam equipment, the institutions and the customers that follow their lead could impose conditions on acceptance of that equipment, such as adherence to standards and requirements or limitations on how we license our proprietary rights, that increase our costs or require us to take on greater risk. These actions could adversely impact our market share and financial results.

We Depend On a Limited Number of Key Suppliers and Outsource Providers, and We Run the Risk That They Might Not Perform as We Expect

Outsource providers and component suppliers have played and will continue to play a key role in our manufacturing operations and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us or suffer force majeure events that could interrupt or impair their continued ability to perform as we expect.

Although we attempt to select reputable providers and suppliers, and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities

Our manufacturing facilities are concentrated in just a few locations. These locations are subject to disruption for a variety of reasons such as natural disasters, terrorist attacks, disruptions of our information technology resources and utility interruptions. Such disruptions may cause delays in shipping our products which could result in the loss of business or customer trust, adversely affecting our business and operating results.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 80% of total revenue in fiscal year 2013, 83% of total revenue in fiscal year 2012, and 88% of total revenue in fiscal year 2011. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	trade balance issues;

•

global economic and political conditions, including the ongoing macroeconomic challenges associated with sovereign debt levels in certain euro-zone countries and the financial contagion to global markets;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts and services and develop the necessary relationships with local suppliers;

•	compliance with U.S. and international laws and regulations affecting foreign operations, including U.S. and international export restrictions and foreign labor laws;

•	fluctuations in interest and foreign currency exchange rates;

•	our ability to repatriate cash in a tax-efficient manner;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people in all necessary locations for the successful operation of our business.

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

We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro. Currently, we enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and euro-denominated expenses. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

The magnitude of our overseas business also affects where our cash is generated. Certain uses of cash, such as share repurchases or the repayment of our convertible notes, can usually only be made with cash balances and cash generated on-shore. Since the majority of our cash is generated outside of the United States, this may limit certain business decisions and adversely affect business outcomes.

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

In addition, we have recently merged our global enterprise system with the enterprise system used by Novellus Systems, Inc. prior to its acquisition by Lam. Combining these two systems was a complex process and there is possibility for error in the merger process. While we have exerted considerable efforts to ensure a fully operational system, should an error occur there could be a short term adverse effect on our ability to conduct business in an efficient manner.

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property or other issues. We also face risks of claims arising from commercial and other relationships. In addition, our Bylaws and other indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to Lam Research. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.

We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business

Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights and trade secret protection. Protecting our key proprietary technology helps us to achieve our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology we currently hold a number of United States and foreign patents and pending patent applications, and we keep certain information, processes and techniques as trade secrets. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us, these governments may fail to issue patents for pending applications, or we may lose trade secret protection over valuable information due to the actions or omissions of third parties or even our own employees. Additionally, even when patents are issued or trade secret processes are followed, the legal systems in certain of the countries in which we do business do not enforce patents and other intellectual property rights as rigorously as the United States. The rights granted or anticipated under any of our patents, pending patent applications or trade secrets may be narrower than we expect or, in fact, provide no competitive advantages. Any of these circumstances could have a material adverse impact on our business.

We May Incur Impairments to Goodwill or Long Lived Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Negative industry or economic trends, including reduced market prices of our common stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business segments, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment, and we may be required to record an impairment charge in that period, which could adversely affect our result of operations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in a highly competitive environment and projections of future operating result and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill one or more of our business segments, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations.

We Are Exposed to Various Risks from Our Regulatory Environment

We are subject to various risks related to (i) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries that we operate; (ii) disagreements or disputes between national or regional regulatory agencies related to international trade; and (iii) the interpretation and application of laws, rules and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, and antitrust regulations, among others. One of these laws imposes new disclosure requirements regarding the use of certain minerals, which may have originated from the Democratic Republic of the Congo and adjoining countries in our products. This new requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any of the covered minerals used in our products. Our supply chain is complex, and we may be unable to verify the origins for all metals used in our products. Financial reform legislation and the regulations enacted under such legislation have also added costs to our business by, among other things, requiring advisory votes on executive compensation and on severance packages upon a change in control.

To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all evolving standards. Changes in or ambiguous interpretations of laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and results of operations could be adversely affected.

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

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol LRCX. As of August 20, 2013 we had 487 stockholders of record. In fiscal years 2013 and 2012 we did not declare or pay cash dividends to our stockholders. We currently have no plans to declare or pay cash dividends. The table below sets forth the high and low prices of our common stock as reported by The NASDAQ Stock Market LLC, for the period indicated:

	2013
	High	Low
First Quarter	$37.99	$31.93
Second Quarter	$38.14	$31.17
Third Quarter	$43.92	$35.32
Fourth Quarter	$49.13	$39.94

	2012
	High	Low
First Quarter	$46.27	$34.92
Second Quarter	$45.48	$34.81
Third Quarter	$45.04	$36.15
Fourth Quarter	$45.29	$35.84

Repurchase of Company Shares

On December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of Company common stock, which replaced the previous repurchase authorizations. The Company completed the repurchase of all amounts available under this share repurchase authorization during the year ended June 30, 2013.

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

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the year ended June 30, 2013 included the following:

Collared Accelerated Share Repurchases — Settled During Current Fiscal Year

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

The minimum and maximum thresholds for each transaction were established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The Company received incremental shares on top of the initial shares delivered such that the total number of shares received after the initial hedge period equaled 8.8 million and 4.8 million shares, equivalent to the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before September 18, 2012 and October 9, 2012, respectively. However, each ASR was subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, the Company was to receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under the ASRs would not exceed the maximum of 10.8 million and 6.6 million shares, respectively.

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

The counterparty to the $375 million ASR designated July 6, 2012 as the accelerated termination date, at which time the Company settled the ASR and received an additional 1.3 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.80 for the transaction period. The counterparty to the $200 million ASR designated July 25, 2012 as the accelerated termination date, at which time the Company settled the ASR and received an additional 0.7 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.12 for the transaction period.

Collared Accelerated Share Repurchases — Executed During Current Fiscal Year

During the year ended June 30, 2013, the Company entered into a share repurchase transaction under the existing master repurchase arrangement. Under this ASR, the Company made an up-front cash payment of $86.4 million, in exchange for an initial delivery of 1.5 million shares of its common stock and a subsequent delivery of 0.4 million shares following the initial hedge period

As with the prior ASRs, the minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The ASR was scheduled to end at any time after March 21, 2013 and on or before May 21, 2013. At the conclusion of the ASRs, the Company was to receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under this ASR would not exceed the maximum of 2.2 million shares.

The counterparty designated May 21, 2013 as the termination date, at which time the Company settled the ASR and received an additional 0.1 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $42.71 for the transaction period.

As of June 30, 2013, the aggregate repurchase price of $86.4 million is reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 24, 2012				$911,933
Quarter ending September 23, 2012	12,098	$34.79	11,970	$567,932
Quarter ending December 23, 2012	10,384	$34.76	10,190	$213,903
Quarter ended March 31, 2013	5,533	$37.96	5,312	$—
Authorization of $250 million - April 2013				$250,000
April 1, 2013 - April 30, 2013	21	$41.93	—	$250,000
May 1, 2013 - May 31, 2013	107	$47.11	90	$250,000
June 1, 2013 - June 30, 2013	14	$45.97	—	$250,000

Total	28,157	$35.28	27,562	$250,000

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013 and for which costs were incurred in the quarter ended March 31, 2013, but for which final settlement of shares was not received until the quarter ended June 30, 2013. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.

(1)	In addition to shares repurchased under Board authorized repurchase programs, included in this column are 595,000 shares acquired at a total cost of $22.9 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

Cumulative 5-year Return

The graph below compares Lam Research Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Research Data Group, Incorporated (“RDG”) Semiconductor Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2008 to June 30, 2013.

	6/08	6/09	6/10	6/11	6/12	6/13
Lam Research Corporation (LRCX)	100.00	71.92	105.28	122.49	104.40	122.66
NASDAQ Composite	100.00	80.56	93.30	124.28	132.47	155.74
S&P 500	100.00	73.79	84.43	110.35	116.36	140.32
RDG Semiconductor Composite	100.00	77.27	95.93	119.71	116.91	130.56

Item 6.	Selected Financial Data (derived from audited financial statements)

	Year Ended
	June 30,	June 24,	June 26,	June 27,	June 28,
	2013 (1)	2012 (1)	2011	2010	2009
	(in thousands, except per share data)
OPERATIONS:
Revenue	$3,598,916	$2,665,192	$3,237,693	$2,133,776	$1,115,946
Gross margin	1,403,059	1,084,069	1,497,232	969,935	388,734
Goodwill impairment (2)	—	—	—	—	96,255
Restructuring charges, net (3)	1,813	1,725	11,579	21,314	44,513
409A expense (4)	—	—	—	(38,590)	3,232
Legal judgment	—	—	—	—	4,647
Operating income (loss)	118,071	237,733	804,285	425,410	(281,243)
Net income (loss)	113,879	168,723	723,748	346,669	(302,148)
Net income (loss) per share:
Basic	$0.67	$1.36	$5.86	$2.73	$(2.41)
Diluted	$0.66	$1.35	$5.79	$2.71	$(2.41)
BALANCE SHEET:
Working capital	$2,389,354	$2,988,181	$2,592,506	$1,198,004	$855,064
Total assets	7,250,315	8,004,652	4,053,867	2,487,392	1,993,184
Long-term obligations, less current portion	1,170,048	1,255,600	903,263	160,600	158,019

(1)	Fiscal year 2013 amounts include operating results of Novellus. Fiscal year 2012 amounts include 20 days of operating results of Novellus from the acquisition date of June 4, 2012. The acquisition was accounted for as a business combination in accordance with the applicable accounting guidance.
(2)	During fiscal year 2009, a combination of factors, including the economic environment, a sustained decline in our market valuation and a decline in our operating results indicated possible impairment of our goodwill. We conducted an analysis and concluded that the fair value of our Clean Product Group had been reduced below its carrying value. As a result, we recorded a non-cash goodwill impairment charge of approximately $96.3 million during fiscal year 2009.
(3)	Restructuring charges, net exclude restructuring charges (releases) included in cost of goods sold and reflected in gross margin of ($1.0) million, $3.4 million, and $21.0 million for fiscal years 2012, 2010, and 2009, respectively. Restructuring amounts included in cost of goods sold and reflected in gross margin during fiscal year 2009 primarily relate to the Company’s alignment of its cost structure with the outlook for the economic environment and business opportunities.
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

	Three Months Ended (1)
	June 30,	March 31,	December 23,	September 23,
	2013	2013	2012	2012
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2013:
Revenue	$986,214	$844,928	$860,886	$906,888
Gross margin	413,927	339,832	315,414	333,886
Restructuring charges, net - operating expenses	792	—	1,021	—
Operating income	86,498	10,819	4,042	16,712
Net income	85,707	18,996	6,408	2,768
Net income per share
Basic	$0.53	$0.12	$0.04	$0.02
Diluted	$0.50	$0.11	$0.04	$0.02
Number of shares used in per share calculations:
Basic	162,520	163,034	170,699	179,928
Diluted	169,722	168,504	173,027	181,926

	Three Months Ended (1)
	June 24,	March 25,	December 25,	September 25,
	2012	2012	2011	2011
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2012:
Revenue	$741,814	$658,961	$583,981	$680,436
Gross margin	298,213	267,147	234,826	283,883
Restructuring charges, net - operating expenses	—	—	—	1,725
Operating income	32,670	58,118	47,546	99,399
Net income	18,069	45,604	33,212	71,838
Net income per share
Basic	$0.13	$0.38	$0.28	$0.58
Diluted	$0.13	$0.38	$0.27	$0.58
Number of shares used in per share calculations:
Basic	133,997	119,841	119,739	123,130
Diluted	135,842	120,956	120,873	124,049

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 30, 2013 and June 24, 2012 included 53 and 52 weeks, respectively. All quarters presented above included 13 weeks, except the quarter ended March 31, 2013, which included 14 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2013 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2013 Form 10-K).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2013 Form 10-K. MD&A consists of the following sections:

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

Executive Summary

We design, manufacture, market, refurbish, and service semiconductor processing equipment used in the fabrication of integrated circuits and are recognized as a major provider of such equipment to the worldwide semiconductor industry. Our customers include semiconductor manufacturers that make memory, microprocessors, and other logic integrated circuits for a wide range of consumer and industrial electronics. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. We leverage our expertise in semiconductor processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

The semiconductor capital equipment industry has been highly competitive and subject to business cycles that historically have been characterized by rapid changes in demand that necessitate adjusting spending and managing capital allocation prudently across business cycles. Today’s leading indicators of change in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for our equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, customer capacity requirements, and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations during any particular period are not necessarily indicative of future operating results.

Demand for our products declined slightly in the first half of fiscal year 2013 as semiconductor device manufacturers delayed certain capacity investments. Industry conditions started to improve during the second half of fiscal year 2013 as customers increased their investments in semiconductor equipment to support healthy demand. We believe that, over the long term, demand for our products will increase as customers’ capital expenditures rise to meet growing demand for semiconductor devices, particularly in mobile markets, and address the increasing complexity of semiconductor manufacturing.

The following summarizes certain key annual financial information for the periods indicated below:

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011	FY13 vs. FY12		FY12 vs. FY11
	(in thousands, except per share data and percentages)
Revenue	$3,598,916	$2,665,192	$3,237,693	$933,724	35.0%	$(572,501)	-17.7%
Gross margin	1,403,059	1,084,069	1,497,232	$318,990	29.4%	$(413,163)	-27.6%
Gross margin as a percent of total revenue	39.0%	40.7%	46.2%	-1.7%		-5.5%
Total operating expenses	1,284,988	846,336	692,947	$438,652	51.8%	$153,389	22.1%
Net income	113,879	168,723	723,748	$(54,844)	-32.5%	$(555,025)	-76.7%
Diluted net income per share	$0.66	$1.35	$5.79	$(0.69)	-51.1%	$(4.44)	-76.7%

On June 4, 2012 we completed our acquisition of Novellus Systems, Inc (“Novellus”). Results for fiscal year 2013 include Novellus operations. Results for fiscal year 2012 include Novellus operations from the acquisition date through June 24, 2012. Lam’s primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for revenue growth and cost synergies.

Fiscal year 2013 revenues increased 35% compared to fiscal year 2012, reflecting a full fiscal year of operations post-acquisition of Novellus. The decrease in gross margin as a percentage of revenue for the fiscal year 2013 compared to fiscal year 2012 was due primarily to amortization of acquired intangible assets and acquisition-related inventory fair value adjustments. Operating expenses in fiscal year 2013 increased as compared to fiscal year 2012 primarily reflecting a full fiscal year of operations post-acquisition of Novellus and operating expenses related to acquired intangible asset amortization and Novellus integration costs.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.7 billion as of June 30, 2013 compared to $3.0 billion as of June 24, 2012. This decrease was primarily the result of $956 million of share repurchases offset by $720 million in cash provided by operating activities. This compares to $499 million in cash provided by operating activities during fiscal year 2012. The increased operating cash flows in fiscal year 2013 versus fiscal year 2012 were primarily the result of higher revenue levels.

Results of Operations

Shipments and Backlog

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
Shipments (in millions)	$3,714	$2,672	$3,306

Taiwan	29%	18%	23%
North America	20%	17%	13%
Korea	16%	36%	21%
Asia Pacific	16%	11%	17%
Japan	11%	10%	13%
Europe	8%	8%	13%

Shipments for fiscal year 2013 were approximately $3.7 billion and increased by 39% compared to fiscal year 2012. Shipments for fiscal year 2012 were approximately $2.7 billion and decreased by 19% compared to fiscal year 2011. The increase in shipments during fiscal year 2013 as compared to fiscal year 2012 related to having a full year of combined operations with Novellus and the strengthening of customer demand in the second half of fiscal year 2013. The decrease in shipments during fiscal year 2012 as compared to fiscal year 2011 related to change in demand for semiconductor equipment, especially in the first half of fiscal year 2012.

The percentage of total system shipments to each of the market segments we serve were as follows for fiscal years 2013, 2012, and 2011. In the December 2011 quarter we modified the foundry category to include manufacturers that have a majority of their logic capacity available for the foundry business. These shipments were previously reported in the logic/integrated device manufacturing category.

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
Memory	36%	45%	49%
Foundry	49%	46%	32%
Logic/integrated device manufacturing	15%	9%	19%

Unshipped orders in backlog as of June 30, 2013 were approximately $764 million and decreased from approximately $870 million as of June 24, 2012. Our unshipped orders backlog includes orders for systems, spares, and services. Please refer to “Backlog” in Part I Item 1, “Business” of this report for a description of our policies for adding to and adjusting backlog.

Revenue

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
Revenue (in millions)	$3,599	$2,665	$3,238

Taiwan	29%	18%	24%
North America	20%	17%	12%
Korea	17%	33%	23%
Asia Pacific	16%	11%	15%
Japan	10%	12%	13%
Europe	8%	9%	13%

The revenue increase in fiscal year 2013 as compared to fiscal year 2012 reflected a full fiscal year of operations post-acquisition of Novellus. The revenue decrease in fiscal year 2012 as compared to fiscal year 2011 was due to the decrease in customer capacity investments. Our revenue levels are generally correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance increased to $389.2 million as of June 30, 2013 compared to $335.4 million as of June 24, 2012, due to increased customer shipment levels in the second half of fiscal year 2013. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of customer acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $70 million as of June 30, 2013 compared to $23 million as of June 24, 2012.

Gross Margin

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011	FY13 vs. FY12		FY12 vs. FY11
	(in thousands, except percentages)
Gross margin	$1,403,059	$1,084,069	$1,497,232	$318,990	29.4%	$(413,163)	-27.6%
Percent of total revenue	39.0%	40.7%	46.2%	-1.7%		-5.5%

The decrease in gross margin as a percentage of revenue for fiscal year 2013 compared to fiscal year 2012 was due primarily to higher acquisition-related inventory fair value adjustments of approximately $77 million, amortization of acquired intangible assets of approximately $78 million, and $16 million of costs associated with rationalization of certain product configurations. Offsetting these higher acquisition and product configuration related expenses was a favorable change in gross margin as a result of increased business volume.

The decrease in gross margin as a percentage of revenue for fiscal year 2012 compared to fiscal year 2011 was due primarily to decreased factory and field utilization as a result of lower volume, and less favorable customer and product mix.

Research and Development

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011	FY13 vs. FY12		FY12 vs. FY11
	(in thousands, except percentages)
Research & development (“R&D”)	$683,688	$444,559	$373,293	$239,129	53.8%	$71,266	19.1%
Percent of total revenue	19.0%	16.7%	11.5%	2.3%		5.2%

We continued to make significant R&D investments focused on leading-edge plasma etch, deposition, single-wafer clean and other semiconductor manufacturing requirements. Fiscal year 2013 reflects a full year of combined operations with Novellus, while fiscal year 2012 reflects mainly Lam as a standalone entity. Increased R&D expense included $111 million in salary and benefits mainly due to higher headcount, $46 million in supplies, $26 million in depreciation and amortization due to new product development, $15 million in outside services, and an additional $12 million in rent, utilities and repairs. Overall R&D expenses as a percentage of revenue have increased as a result of technology inflections such as the transition to multi-patterning and three dimensional devices.

The increase in R&D spending during fiscal year 2012 compared to fiscal year 2011 was due primarily to an $18 million increase in salary and benefits as a result of higher headcount, a $21 million increase in supplies, and an $11 million increase in depreciation related to new product development. Also included in our results are $11 million of Novellus-related R&D expenses that were incurred in the June 2012 quarter from the acquisition date through June 24, 2012.

Selling, General and Administrative

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011	FY13 vs. FY12		FY12 vs. FY11
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$599,487	$400,052	$308,075	$199,435	49.9%	$91,977	29.9%
Percent of total revenue	16.7%	15.0%	9.5%	1.7%		5.5%

The increase in SG&A expense during fiscal year 2013 compared to fiscal year 2012 was due primarily to the impact of combined operations with Novellus. Increased expense includes $108 million in salary and benefits due to higher headcount, $73 million of intangible asset amortization, $29 million in integration cost, and $14 million in rent/repair/utilities, all offset by a $47 million decrease in acquisition-related cost.

The increase in SG&A expense during fiscal year 2012 compared to fiscal year 2011 was due primarily to $63 million in expenses related to the Novellus acquisition and integration and $13 million of Novellus related SG&A expenses, including $4 million of intangible asset amortization, incurred in the June 2012 quarter from the acquisition date through June 24, 2012.

Restructuring

During fiscal year 2011 we incurred restructuring charges of $11.6 million consisting primarily of certain facilities charges related to the reassessment of future obligations for previously restructured leases.

For further details related to restructuring, see Note 19 of the Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(in thousands)
Interest income	$14,737	$12,141	$9,890
Interest expense	(60,408)	(38,962)	(5,380)
Gains (losses) on deferred compensation plan related assets	9,764	(914)	5,682
Foreign exchange loss	(6,808)	(397)	(11,085)
Other, net	(8,698)	(5,183)	(2,516)

	$(51,413)	$(33,315)	$(3,409)

The increase in interest income during fiscal year 2013 as compared with fiscal year 2012 and during fiscal year 2012 compared with fiscal year 2011 was primarily due to increases in our average cash and investment balances from cash provided by operations and proceeds from convertible note financing, which was partially offset by treasury stock transactions and the decrease in interest rate yields.

The increase in interest expense during fiscal year 2013 as compared with fiscal year 2012 and during fiscal year 2012 as compared with fiscal year 2011 was primarily due to the issuance of the $900 million convertible notes during May 2011 and the 2041 Notes assumed in June 2012 in connection with the Novellus acquisition.

Foreign exchange losses in fiscal year 2013 were related to un-hedged portions of the balance sheet exposures, primarily in the Japanese yen, Korean won and Taiwanese dollar. We incurred insignificant foreign exchange losses in fiscal year 2012 related to un-hedged balance sheet exposures. Foreign exchange losses in fiscal year 2011 were related to un-hedged portions of the balance sheet exposures, primarily in the euro, Korean won, and Singapore dollar.

Other expenses during fiscal year 2013 increased as compared to fiscal year 2012 primarily due to a $3.7 million other-than-temporary impairment of a public equity investment recognized during the March 2013 quarter. Other expenses during fiscal year 2012 increased as compared to fiscal year 2011 primarily due to a $1.7 million other-than temporary impairment of a private equity investment recognized during the September 2011 quarter and increased charitable contributions.

Income Tax Expense

Our annual income tax expense(benefit) was $(47.2) million, $35.7 million, and $77.1 million in fiscal years 2013, 2012, and 2011, respectively. Our effective tax rate for fiscal years 2013, 2012, and 2011 was (70.8) %, 17.5%, and 9.6%, respectively. The decrease in the effective tax rate in fiscal year 2013 as compared to fiscal year 2012 was primarily due to the level of income, tax benefits related to the recognition of previously unrecognized tax benefits due to lapse of statute of limitations and successful resolution of certain tax matters, the change in geographical mix of income between higher and lower tax jurisdictions, and tax benefit due to the retroactive reinstatement of the federal research and development tax credit in January 2013. The increase in the effective tax rate in fiscal year 2012 as compared to fiscal year 2011 was primarily due to the level of income, the change in geographical mix of income between higher and lower tax jurisdictions, decrease in federal research and development tax credit due to the expiration of the credit on December 31, 2011, increase in non-deductible stock based compensation, and non-deductible acquisition costs.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 15 of the Notes to Consolidated Financial Statements.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets, composed primarily of reserves and accruals that are not currently deductible and tax credit carryforwards, were $317.8 million and $253.7 million at the end of fiscal years 2013 and 2012, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $259.3 million and $285.6 million at the end of fiscal years 2013 and 2012, respectively, and a valuation allowance of $76.6 million and $55.2 million at the end of fiscal years 2013 and 2012, respectively. The change in the gross deferred tax assets and deferred tax liabilities between fiscal year 2013 and 2012 is primarily due to an increase of tax credit attributes resulting from the extension of the federal research and development tax credit in fiscal year 2013, resolution of certain tax matters, and reversal of deferred tax liabilities related to intangibles and fixed assets.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more-likely-than-not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at this time. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed. Our fiscal years 2013 and 2012 valuation allowance of $76.6 million and $55.2 million primarily relate to California and certain foreign deferred tax assets.

At our fiscal year end of June 30, 2013 we continue to record a valuation allowance to offset the entire California deferred tax asset balance due to the impact of the cost of performance sales factor sourcing rule and the single sales factor apportionment election resulting in lower taxable income in California. We also continue to record valuation allowance on certain foreign entities’ net operating losses.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

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

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. Beginning with our fiscal year 2012 goodwill impairment analysis, we adopted new accounting guidance that allowed us to first assess qualitative factors to determine whether it was necessary to perform a quantitative analysis. Under the revised guidance, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. Our most recent annual goodwill impairment analysis, which was performed as of April 1, 2013, did not result in a goodwill impairment charge, nor did we record any goodwill impairment in fiscal 2012 or 2011. As a result of historical performance and growth potential, our Clean systems reporting unit may be at greater risk for goodwill impairment than our other reporting units if our actual results for this reporting unit differ from our projections.

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

In July 2013, the FASB released Accounting Standards Update 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists".

The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting fiscal year 2015 and are currently in the process of determining the impact, if any, on our financial position.

Liquidity and Capital Resources

Total gross cash, cash equivalents, short-term investments, and restricted cash and investments balances were $2.7 billion at the end of fiscal year 2013 compared to $3.0 billion at the end of fiscal year 2012. This decrease was primarily due to share repurchases of $956 million, partially offset by cash generated by operations of $720 million. Approximately $2.0 billion of our total cash and investments as of June 30, 2013 were held outside the U.S. in our foreign subsidiaries, of which substantially all would be subject to tax at U.S. rates if it were to be repatriated. Refer to Note 15 of our Consolidated Financial Statements, included in Item 15 of this report, for information concerning the potential tax impact of repatriating earnings for certain non-U.S. subsidiaries that are permanently reinvested outside the U.S.

Cash Flows from Operating Activities

Net cash provided by operating activities of $720 million during fiscal year 2013 consisted of (in millions):

Net income	$113.9
Non-cash charges:
Depreciation and amortization	304.1
Equity-based compensation	99.3
Restructuring charges, net	1.8
Deferred income taxes	(70.2)
Amortization of convertible note discount	31.6
Impairment of investment	3.7
Changes in operating asset and liability accounts	200.2
Other	35.5

$719.9

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following sources of cash: decreases in accounts receivable of $162.6 million and inventories of $76.4 million and an increase in deferred profit of $60.2 million, partially offset by the following uses of cash: decreases in accounts payable of $58.1 million and accrued liabilities of $43.8 million.

Cash Flows from Investing Activities

Net cash used for investing activities during fiscal year 2013 was $238.6 million which was primarily due to capital expenditures of $160.8 million and net purchases of available-for-sale securities of $58.4 million.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal year 2013 was $887.8 million which was primarily due to $955.7 million in treasury stock repurchases, partially offset by net proceeds from issuance of common stock related to employee equity-based plans of $70.6 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at June 30, 2013 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations are recorded on our balance sheet in accordance with GAAP and include our long-term debt which is outlined in the following table and noted below. Our off-balance sheet arrangements include contractual relationships and are presented as operating leases and purchase obligations in the table below. Our contractual cash obligations and commitments as of June 30, 2013, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $246.5 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 15 of Notes to the Consolidated Financial Statements for further discussion.

		Less than	1-3	3-5	More than	Sublease
	Total	1 year	years	years	5 years	Income
	(in thousands)
Operating Leases	$39,148	$14,122	$17,815	$7,967	$4,446	$(5,202)
Capital Leases	13,981	1,849	3,625	8,507	—	—
Purchase Obligations	158,596	147,425	9,045	2,126	—	—
Long-term Debt and Interest Expense*	2,145,977	26,248	502,215	497,290	1,120,224	—

Total	$2,357,702	$189,644	$532,700	$515,890	$1,124,670	$(5,202)

*	The conversion period for the 2041 Notes opened as of June 30, 2013 and as such the net carrying value of the 2041 Notes is included within current liabilities on our Consolidated Balance Sheet. The $700 million principal balance of the 2041 Notes has been included in the more than 5 years payment period in the table above, which reflects the contractual maturity assuming no conversion. See Note 13 of our Consolidate Financial Statements, included in Item 15 of this report, for additional information concerning the 2041 Notes and associated conversion features.

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

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 30, 2013 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

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

During fiscal year 2013, 2012, and 2011 we made $2.2 million, $5.3 million, and $4.5 million, respectively, in principal payments on long-term debt and capital leases, respectively.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 30, 2013, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 30, 2013, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $15.0 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

We offer standard warranties on our systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of June 30, 2013, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Interest Rate Risk

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 30, 2013 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$273,239	$271,741	$270,243	$268,746	$267,248	$265,750	$264,252
US Treasury & Agencies	159,745	158,261	156,778	155,293	153,811	152,327	150,843
Government-Sponsored Enterprises	55,937	55,560	55,182	54,805	54,427	54,049	53,671
Foreign Government Bond	25,450	25,291	25,131	24,972	24,813	24,654	24,495
Corporate Notes and Bonds	874,596	869,895	865,194	860,492	855,790	851,089	846,388
Mortgage Backed Securities - Residential	28,544	28,151	27,758	27,365	26,972	26,579	26,186
Mortgage Backed Securities - Commercial	110,105	109,389	108,673	107,958	107,241	106,525	105,809

Total	$1,527,616	$1,518,288	$1,508,959	$1,499,631	$1,490,302	$1,480,973	$1,471,644

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Long-Term Debt

As of June 30, 2013, we had $1.6 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $2.0 billion. The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our common stock price increases, and decrease as interest rates rise and/or our common stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes.

Equity Price Risk

Publicly Traded Securities

The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from selected potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 30, 2013 were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of June 30, 2013	Valuation of Securities Given an X% Increase in Stock Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Mutual Funds	$13,662	$15,484	$16,394	$18,216	$20,038	$20,948	$22,770
Publicly traded equity securities	$5,322	$6,032	$6,386	$7,096	$7,806	$8,160	$8,870

Total	$18,984	$21,515	$22,781	$25,312	$27,843	$29,109	$31,640

Foreign Currency Exchange (“FX”) Risk

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and euro-denominated expenses.

Currently, we enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on Japanese yen-denominated revenues and euro-denominated expenses. We currently believe these are our primary exposures to currency rate fluctuation.

To protect against the reduction in value of anticipated revenues denominated in Japanese yen-and euro-denominated expenses, we enter into foreign currency forward contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances.The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of June 30, 2013 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss) June 30, 2013	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Cash Flow Hedge
Sell	Japanese Yen	$137.3	$1.5	$13.6	$20.3
Buy	Euro	$59.9	$1.8	$6.1	$9.2

			$3.3	$19.7	$29.5

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 30, 2013 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain / (Loss) June 30, 2013	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Balance Sheet Hedge
Sell	Japanese Yen	$97.4	$0.0	$9.7	$14.6
Sell	Euro	$0.8	$0.0	$0.1	$0.1
Buy	Korean Won	$14.1	$0.0	$1.4	$2.1
Buy	Taiwan Dollar	$120.6	$(0.5)	$12.0	$18.1
Buy	Swiss Francs	$17.1	$0.0	$1.7	$2.6

			$(0.5)	$24.9	$37.5

Item 8.	Financial Statements and Supplementary Data

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2013 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2013 Form 10-K.

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

None.

PART III

We have omitted from this 2013 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the Securities and Exchange Commission (SEC) within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 7, 2013 (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference into this report.)

Item 10.	Directors, Executive Officers, and Corporate Governance

For information regarding our executive officers, see Part I, Item 1 of this 2013 Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated into Part III by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1. Index to Financial Statements

Page

Consolidated Balance Sheets — June 30, 2013 and June 24, 2012	53
Consolidated Statements of Operations — Years Ended June 30, 2013, June 24, 2012 , and June 26, 2011	54
Consolidated Statements of Other Comprehensive Income — Years Ended June 30, 2013, June 24, 2012, and June 26, 2011	55
Consolidated Statements of Cash Flows — Years Ended June 30, 2013, June 24, 2012, and June 26, 2011	56
Consolidated Statements of Stockholders’ Equity — Years Ended June 30, 2013, June 24, 2012, and June 26, 2011	57
Notes to Consolidated Financial Statements	58
Reports of Independent Registered Public Accounting Firm	98

2. Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	103

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (b) of this Item 15, which is incorporated herein by reference.

(b)	The list of Exhibits follows page 104 of this 2013 Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	June 24,
	2013	2012
ASSETS
Cash and cash equivalents	$1,162,473	$1,564,752
Short-term investments	1,334,745	1,297,931
Accounts receivable, less allowance for doubtful accounts of $5,448 as of June 30, 2013 and $5,248 as of June 24, 2012	602,624	765,818
Inventories	559,317	632,853
Deferred income taxes	27,674	47,782
Prepaid expenses and other current assets	106,996	105,973

Total current assets	3,793,829	4,415,109
Property and equipment, net	603,910	584,596
Restricted cash and investments	166,536	166,335
Goodwill	1,452,196	1,446,303
Intangible assets, net	1,074,345	1,240,427
Other assets	159,499	151,882

Total assets	$7,250,315	$8,004,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade accounts payable	$200,254	$258,778
Accrued expenses and other current liabilities	464,528	492,178
Deferred profit	225,038	164,833
Current portion of long-term debt, convertible notes, and capital leases	514,655	511,139

Total current liabilities	1,404,475	1,426,928
Long-term debt, convertible notes, and capital leases	789,256	761,783
Income taxes payable	246,479	274,240
Other long-term liabilities	134,313	219,577

Total liabilities	2,574,523	2,682,528
Commitments and contingencies
Senior convertible notes	186,920	190,343
Stockholders' equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 162,873 shares at June 30, 2013 and 186,656 shares at June 24, 2012	163	187
Additional paid-in capital	5,084,544	4,943,539
Treasury stock, at cost, 89,205 shares at June 30, 2013 and 62,068 shares at June 24, 2012	(3,539,830)	(2,636,936)
Accumulated other comprehensive loss	(28,693)	(33,818)
Retained earnings	2,972,688	2,858,809

Total stockholders’ equity	4,488,872	5,131,781

Total liabilities and stockholders' equity	$7,250,315	$8,004,652

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
Revenue	$3,598,916	$2,665,192	$3,237,693
Cost of goods sold	2,195,857	1,581,123	1,740,461

Gross margin	1,403,059	1,084,069	1,497,232
Research and development	683,688	444,559	373,293
Selling, general and administrative	599,487	400,052	308,075
Restructuring charges, net	1,813	1,725	11,579

Total operating expenses	1,284,988	846,336	692,947

Operating income	118,071	237,733	804,285
Other expense, net	(51,413)	(33,315)	(3,409)

Income before income taxes	66,658	204,418	800,876
Income tax expense (benefit)	(47,221)	35,695	77,128

Net income	$113,879	$168,723	$723,748

Net income per share:
Basic net income per share	$0.67	$1.36	$5.86

Diluted net income per share	$0.66	$1.35	$5.79

Number of shares used in per share calculations:
Basic	168,932	124,176	123,529

Diluted	173,430	125,233	125,019

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
Net income	$113,879	$168,723	$723,748

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,303	(37,332)	80,695
Cash flow hedges:
Net unrealized gains (losses) during the period	10,607	(9,342)	(5,134)
Net losses (gains) reclassified into earnings	(7,573)	8,549	5,716

	3,034	(793)	582
Available-for-sale investments:
Net unrealized gains (losses) during the period	(3,844)	(204)	185
Net losses (gains) reclassified into earnings	4,137	(849)	(666)

	293	(1,053)	(481)
Defined benefit plans, net change in unrealized component	(3,505)	(4,401)	(1,186)

Other comprehensive income (loss), net of tax	5,125	(43,579)	79,610

Comprehensive income	$119,004	$125,144	$803,358

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,879	$168,723	$723,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	304,116	100,825	74,759
Deferred income taxes	(70,155)	42,446	(10,721)
Restructuring charges, net	1,813	866	11,579
Impairment of investment	3,711	1,724	—
Equity-based compensation expense	99,330	81,559	53,012
Income tax benefit on equity-based compensation plans	(483)	1,510	28,775
Excess tax benefit on equity-based compensation plans	539	(2,686)	(23,290)
Amortization of convertible note discount	31,558	27,028	3,554
Other, net	35,388	10,877	(2,341)
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	162,634	66,064	(89,716)
Inventories	76,351	73,987	(77,461)
Prepaid expenses and other assets	2,880	43,171	(25,282)
Trade accounts payable	(58,081)	12,145	42,320
Deferred profit	60,205	(9,236)	34,012
Accrued expenses and other liabilities	(43,752)	(119,975)	138,080

Net cash provided by operating activities	719,933	499,028	881,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(160,795)	(107,272)	(127,495)
Cash acquired in (paid for) business acquisition	(9,916)	418,681	—
Purchases of available-for-sale securities	(1,097,956)	(883,429)	(564,485)
Sales and maturities of available-for-sale securities	1,039,551	841,440	210,962
Purchase of equity method and other investments	—	(10,740)	(417)
Receipt of loan payments (loans made)	(10,000)	8,375	—
Proceeds from sale of assets	660	2,677	1,544
Transfer of restricted cash and investments	(181)	(6)	(22)

Net cash provided by (used for) investing activities	(238,637)	269,726	(479,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(2,234)	(5,265)	(4,530)
Net proceeds from issuance of long-term debt & convertible notes	—	—	882,831
Proceeds from sale of warrants	—	—	133,830
Purchase of convertible note hedge	—	—	(181,125)
Excess tax benefit on equity-based compensation plans	(539)	2,686	23,290
Treasury stock purchases	(955,661)	(772,663)	(211,316)
Net cash received in settlement of (paid in advance for) stock repurchase contracts	—	55,194	(149,589)
Reissuances of treasury stock related to employee stock purchase plan	31,265	25,525	21,194
Proceeds from issuance of common stock	39,379	1,776	12,401

Net cash provided by (used for) financing activities	(887,790)	(692,747)	526,986

Effect of exchange rate changes on cash	4,215	(3,387)	18,264
Net increase (decrease) in cash and cash equivalents	(402,279)	72,620	946,365
Cash and cash equivalents at beginning of year	1,564,752	1,492,132	545,767

Cash and cash equivalents at end of year	$1,162,473	$1,564,752	$1,492,132

Schedule of noncash transactions
Accrued payables for stock repurchases	$—	$20,853	$—

Supplemental disclosures:
Cash payments for interest	$26,635	$8,246	$232

Cash payments for income taxes, net	$7,695	$29,113	$70,774

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 27, 2010	125,946	$126	$1,452,939	$(1,581,417)	$(69,849)	$1,966,336	$1,768,135

Sale of common stock	1,744	2	12,404	—	—	—	12,406
Purchase of treasury stock	(4,790)	(5)	(149,589)	(197,840)	—	—	(347,434)
Income tax benefit on equity-based compensation plans	—	—	28,775	—	—	—	28,775
Reissuance of treasury stock	679	1	3,549	17,666	—	2	21,218
Equity-based compensation expense	—	—	53,012	—	—	—	53,012
Issuance of convertible notes	—	—	110,655	—	—	—	110,655
Sale of warrants	—	—	133,830	—	—	—	133,830
Purchase of convertible note hedge	—	—	(114,110)	—	—	—	(114,110)
Net income	—	—	—	—	—	723,748	723,748
Other comprehensive income	—	—	—	—	79,610	—	79,610

Balance at June 26, 2011	123,579	124	1,531,465	(1,761,591)	9,761	2,690,086	2,469,845

Sale of common stock	1,513	1	1,767	—	—	—	1,768
Purchase of treasury stock	(21,946)	(22)	158,673	(896,971)	—	—	(738,320)
Income tax benefit on equity-based compensation plans	—	—	1,510	—	—	—	1,510
Reissuance of treasury stock	821	1	3,899	21,626	—	—	25,526
Equity-based compensation expense	—	—	81,559	—	—	—	81,559
Shares issued as acquisition consideration	82,689	83	3,026,905	—	—	—	3,026,988
Acquisition of convertible debt	—	—	137,783	—	—	—	137,783
Exercise of convertible note	—	—	(22)	—	—	—	(22)
Net income	—	—	—	—	—	168,723	168,723
Other comprehensive income	—	—	—	—	(43,579)	—	(43,579)

Balance at June 24, 2012	186,656	187	4,943,539	(2,636,936)	(33,818)	2,858,809	5,131,781

Sale of common stock	3,301	3	39,377	—	—	—	39,380
Purchase of treasury stock	(28,157)	(28)	—	(934,780)	—	—	(934,808)
Income tax benefit on equity-based compensation plans	—	—	(483)	—	—	—	(483)
Reissuance of treasury stock	1,073	1	(622)	31,886	—	—	31,265
Equity-based compensation expense	—	—	99,310	—	—	—	99,310
Reclassification from temporary to permanent equity	—	—	3,423	—	—	—	3,423
Net income	—	—	—	—	—	113,879	113,879
Other comprehensive income	—	—	—	—	5,125	—	5,125

Balance at June 30, 2013	162,873	$163	$5,084,544	$(3,539,830)	$(28,693)	$2,972,688	$4,488,872

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Note 1: Company and Industry Information

The Company designs, manufactures, markets, refurbishes and services semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. The Company leverages its expertise in the areas of etch, deposition, and single-wafer clean to develop processing solutions that typically benefit its customers through lower defect rates, enhanced yields, faster processing time, and reduced cost.

The Company sells its products and services primarily to companies involved in the production of semiconductors in North America, Europe, Taiwan, Korea, Japan, and other countries in Asia Pacific.

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2013, 2012, and 2011 may not necessarily be indicative of future operating results.

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

The Company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

In addition, the calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on tax audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more-likely-than-not to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period such determination is made.

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

Goodwill represents the amount by which the purchase price of a business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. Each component of the Company for which discrete financial information is available and for which segment management regularly reviews the results of operations is considered a reporting unit. All goodwill acquired in a business combination is assigned to one or more reporting units as of the acquisition date. Goodwill is assigned to the Company’s reporting units that are expected to benefit from the synergies of the combination. The goodwill assigned to a reporting unit is the difference between the acquisition consideration assigned to the reporting unit on a relative fair value basis and the fair value of acquired assets and liabilities that can be specifically attributed to the reporting unit. The Company tests goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. The value intangible assets with estimable useful lives is amortized over their respective estimated useful lives, and the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

The Company reviews goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test of goodwill at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to our reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units. Prior to this allocation of the assets to the reporting units, the Company is required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. Beginning with its fiscal year 2012 goodwill impairment analysis, the Company adopted new accounting guidance that allowed it to first assess qualitative factors to determine whether it was necessary to perform a quantitative analysis. Under the revised guidance, an entity no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The Company did not record impairments of goodwill during the years ended June 30, 2013, June 24, 2012, or June 26, 2011.

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

Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal year ended on June 30, 2013 and included 53 weeks. The fiscal years ended June 24, 2012 and June 26, 2011 included 52 weeks. The Company’s next fiscal year, ending on June 29, 2014 will include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and temporary difference between the cost and fair value of available-for-sale securities is presented as a separate component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against “Other income (expense)” when a decline in fair value is determined to be other-than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more-likely-than-not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. The specific identification method is used to determine the realized gains and losses on investments.

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

Impairment of Long-Lived Assets (Excluding Goodwill and Intangibles): The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. The Company did not record impairments of long lived assets held for use during fiscal years 2013, 2012, or 2011.

Derivative Financial Instruments: In the normal course of business, the Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations. The Company’s policy is to mitigate the effect of these exchange rate fluctuations on certain foreign currency denominated business exposures. The Company has a policy that allows the use of derivative financial instruments to hedge foreign currency exchange rate fluctuations on forecasted revenue and expenses and net monetary assets or liabilities denominated in various foreign currencies. The Company carries derivative financial instruments (derivatives) on the balance sheet at their fair values. The Company does not use derivatives for trading or speculative purposes. The Company does not believe that it is exposed to more than a nominal amount of credit risk in its interest rate and foreign currency hedges, as counterparties are large, global and well-capitalized financial institutions. The Company’s exposures are in liquid currencies (Japanese yen, Swiss francs, euros, Taiwanese dollars, and Korean won), so there is minimal risk that appropriate derivatives to maintain the Company’s hedging program would not be available in the future.

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates,interest rates, and other market factors.

The Company considers its most current forecast in determining the level of foreign currency denominated revenue and expenses to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue and expenses are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense) on the consolidated statement of operations at that time.

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

In July 2013, the FASB released Accounting Standards Update 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company is required to adopt this standard starting fiscal year 2015 and is currently in the process of determining the impact, if any, on its financial position.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$725,311	$725,311	$—	$—
Municipal Notes and Bonds	268,746	—	268,746	—
US Treasury and Agencies	155,293	155,293	—	—
Government-Sponsored Enterprises	54,805	—	54,805	—
Foreign Government Bonds	24,972	—	24,972	—
Corporate Notes and Bonds	860,492	164,885	695,607	—
Mortgage Backed Securities - Residential	27,365	—	27,365	—
Mortgage Backed Securities - Commercial	107,958	—	107,958	—

Total Short-Term Investments	$2,224,942	$1,045,489	$1,179,453	$—
Equities	7,096	7,096	—	—
Mutual Funds	18,216	18,216	—	—
Derivatives Assets	4,929	—	4,929	—

Total	$2,255,183	$1,070,801	$1,184,382	$—

Liabilities
Derivative liabilities	$1,815	$—	$1,620	$195

The amounts in the table above are reported in the consolidated balance sheet as of June 30, 2013 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$725,311	$725,311	$—	$—
Short-Term Investments	1,334,746	155,293	1,179,453	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	4,929	—	4,929	—
Other Assets	25,312	25,312	—	—

Total	$2,255,183	$1,070,801	$1,184,382	$—

Accrued Expenses and Other Current Liabilities	$1,620	$—	$1,620	$—
Other Non-current Liabilities	195	—	—	195

Total Liabilities	$1,815	$—	$1,620	$195

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 24, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,318,812	$1,318,812	$—	$—
Municipal Notes and Bonds	322,567	—	322,567	—
US Treasury and Agencies	137,446	130,624	6,822	—
Government-Sponsored Enterprises	123,268	—	123,268	—
Foreign Government Bonds	6,358	—	6,358	—
Corporate Notes and Bonds	768,901	164,885	604,016	—
Mortgage Backed Securities - Residential	25,972	—	25,972	—
Mortgage Backed Securities - Commercial	84,853	—	84,853	—

Total Short-Term Investments	$2,788,177	$1,614,321	$1,173,856	$—
Equities	5,913	5,913	—	—
Mutual Funds	17,754	17,754	—	—
Derivatives Assets	5,020	—	5,020	—

Total	$2,816,864	$1,637,988	$1,178,876	$—

Liabilities
Derivative liabilities	$4,529	$—	$4,328	$201

The amounts in the table above are reported in the consolidated balance sheet as of June 24, 2012 as follows:

Reported As:	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Cash Equivalents	$1,325,361	$1,318,812	$6,549	$—
Short-Term Investments	1,297,931	130,624	1,167,307	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	5,020	—	5,020	—
Other Assets	23,667	23,667	—	—

Total	$2,816,864	$1,637,988	$1,178,876	$—

Accrued Expenses and Other Current Liabilities	$4,328	$—	$4,328	$—
Other Non-current Liabilities	201	—	—	201

Total Liabilities	$4,529	$—	$4,328	$201

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding the fair value of the Company’s convertible notes.

Investments

The following tables summarize the Company’s investments (in thousands):

	June 30, 2013				June 24, 2012
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$438,813	$—	$—	$438,813	$240,841	$—	$—	$240,841
Fixed Income Money Market Funds	725,311	—	—	725,311	1,318,812	—	—	1,318,812
Municipal Notes and Bonds	268,390	805	(449)	268,746	321,001	1,574	(8)	322,567
US Treasury and Agencies	155,648	18	(373)	155,293	137,516	43	(113)	137,446
Government-Sponsored Enterprises	54,835	65	(95)	54,805	123,269	67	(68)	123,268
Foreign Government Bonds	24,950	47	(25)	24,972	6,315	43	—	6,358
Corporate Notes and Bonds	861,109	1,328	(1,945)	860,492	767,847	1,443	(389)	768,901
Mortgage Backed Securities - Residential	27,618	29	(282)	27,365	25,857	121	(6)	25,972
Mortgage Backed Securities - Commercial	108,204	426	(672)	107,958	84,682	555	(384)	84,853

Total Cash and Short -Term Investments	$2,664,878	$2,718	$(3,841)	$2,663,755	$3,026,140	$3,846	$(968)	$3,029,018

Publicly Traded Equity Securities	$5,610	$1,486	$—	$7,096	$9,320	$—	$(3,407)	$5,913
Private Equity Securities	5,000	—	—	5,000	5,000	—	—	5,000
Mutual Funds	16,611	1,619	(14)	18,216	17,459	366	(71)	17,754

Total Financial Instruments	$2,692,099	$5,823	$(3,855)	$2,694,067	$3,057,919	$4,212	$(4,446)	$3,057,685

As Reported
Cash and Cash Equivalents	$1,162,473	$—	$—	$1,162,473	$1,564,752	$—	$—	$1,564,752
Short-Term Investments	1,335,868	2,718	(3,841)	1,334,745	1,295,053	3,846	(968)	1,297,931
Restricted Cash and Investments	166,536	—	—	166,536	166,335	—	—	166,335
Other Assets	27,222	3,105	(14)	30,313	31,779	366	(3,478)	28,667

Total	$2,692,099	$5,823	$(3,855)	$2,694,067	$3,057,919	$4,212	$(4,446)	$3,057,685

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Net realized gains (losses) on investments included other-than-temporary impairment charges of $3.7 million, $1.7 million, and $0 million in fiscal years 2013, 2012, and 2011, respectively. Additionally, gross realized gains/(losses) from sales of investments were approximately $1.6 million and $(1.5) million in fiscal year 2013, $1.4 million and $(1.0) million in fiscal year 2012, and $0.7 million and $(0.3) million in fiscal year 2011, respectively.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	June 30, 2013
	UNREALIZED LOSSES		UNREALIZED LOSSES
	LESS THAN 12 MONTHS		12 MONTHS OR GREATER		TOTAL
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Fixed Income Securities
Municipal Notes and Bonds	$65,792	$(449)	$—	$—	$65,792	$(449)
US Treasury and Agencies	116,312	(373)	—	—	116,312	(373)
Government-Sponsored Enterprises	14,929	(95)	—	—	14,929	(95)
Foregin Government Bonds	13,700	(25)	—	—	13,700	(25)
Corporate Notes and Bonds	390,119	(1,918)	895	(27)	391,014	(1,945)
Mortgage Backed Securities - Residential	24,952	(282)	—	—	24,952	(282)
Mortgage Backed Securities - Commercial	69,357	(579)	4,158	(93)	73,515	(672)

Total Fixed Income	$695,161	$(3,721)	$5,053	$(120)	$700,214	$(3,841)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,171,873	$1,172,331
Due after one year through five years	888,904	887,858
Due in more than five years	165,288	164,753

	$2,226,065	$2,224,942

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

Cash Flow Hedges

The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and euro-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-US dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using foreign currency forward contracts that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the twelve months ended June 30, 2013 or June 24, 2012 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other comprehensive income” would be reclassified to income immediately. At June 30, 2013, the Company had gains of $2.8 million accumulated in Other Comprehensive Income, which it expects to reclassify from Other Comprehensive Income into earnings over the next 12 months.

Balance Sheet Hedges

The Company also enters into foreign currency forward contracts to hedge fluctuations associated with foreign currency denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. These foreign currency forward contracts are not designated for hedge accounting treatment. Therefore, the change in fair value of these derivatives is recorded as a component of other income (expense) and offsets the change in fair value of the foreign currency denominated assets and liabilities, which are also recorded in other income (expense).

As of June 30, 2013, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$137,286	$—	$97,408
Swiss Francs	—	—	18,726	1,633
Euro	59,885	—	19,307	20,112
Korean Won	—	—	14,095	—
Taiwan Dollar	—	—	120,603	—

	$59,885	$137,286	$172,731	$119,153

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 30, 2013 and June 24, 2012 were as follows:

	June 30, 2013				June 24, 2012
	Fair Value of Derivative Instruments				Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$4,858	Accrued liabilities	$1,577	Prepaid expense and other assets	$3,358	Accrued liabilities	$3,403
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	71	Accrued liabilities	43	Prepaid expense and other assets	1,662	Accrued liabilities	925

Total derivatives		$4,929		$1,620		$5,020		$4,328

The effect of derivative instruments designated as cash flow hedges, before tax, on the Company’s Consolidated Statements of Operations was as follows:

		Twelve Months Ended June 30, 2013			Twelve Months Ended June 24, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)			(in thousands)
Foreign Exchange Contracts	Revenue	8,322	10,036	—	(1,079)	(5,500)	—
Foreign Exchange Contracts	Cost of goods sold	2,443	(1,229)	—	(5,952)	(2,166)	—
Foreign Exchange Contracts	Selling, general, and administrative	1,154	(416)	—	(2,311)	(883)	—
Foreign Exchange Contracts	Other income (expense)	—	—	(33)	—	—	796

		11,919	8,391	(33)	(9,342)	(8,549)	796

The effect of derivative instruments not designated as cash flow hedges on the Company’s Consolidated Statement of Operations was as follows:

		Twelve Months Ended
		June 30, 2013	June 24, 2012
Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized in Income	Loss Recognized in Income	Loss Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income (expense)	$(1,585)	$(39,629)

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

The Company’s over-all portfolio of available-for-sale securities must maintain an average minimum rating of “AA-” or “Aa3” as rated by Standard and Poor’s or Moody’s Investor Services, respectively. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

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

As of June 30, 2013, two customers accounted for approximately 22% and 14% of accounts receivable. As of June 24, 2012, three customers accounted for approximately 24%, 17%, and 11% of accounts receivable.

Note 5: Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	June 30, 2013	June 24, 2012
	(in thousands)
Raw materials	$312,484	$342,283
Work-in-process	101,530	118,566
Finished goods	145,303	172,004

	$559,317	$632,853

Note 6: Property and Equipment

Property and equipment, net, consist of the following:

	June 30, 2013	June 24, 2012
	(in thousands)
Manufacturing, engineering and office equipment	$521,047	$468,739
Computer equipment and software	120,144	104,919
Land	65,360	65,228
Buildings	249,126	231,536
Leasehold improvements	76,225	54,327
Furniture and fixtures	21,110	19,770

	1,053,012	944,519
Less: accumulated depreciation and amortization	(449,102)	(359,923)

	$603,910	$584,596

Depreciation expense, including amortization of capital leases, during fiscal years 2013, 2012, and 2011, was $126.5 million, $74.0 million, and $54.0 million, respectively.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2013	June 24, 2012
	(in thousands)
Accrued compensation	$254,795	$274,165
Warranty reserves	52,252	63,988
Income and other taxes payable	39,420	24,745
Other	118,061	129,280

	$464,528	$492,178

Note 8: Other Income (Expense), Net

The significant components of other income (expense), net, are as follows:

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
	(in thousands)
Interest income	$14,737	$12,141	$9,890
Interest expense	(60,408)	(38,962)	(5,380)
Gains (losses) on deferred compensation plan related assets	9,764	(914)	5,682
Foreign exchange gains (losses)	(6,808)	(397)	(11,085)
Other, net	(8,698)	(5,183)	(2,516)

	$(51,413)	$(33,315)	$(3,409)

Note 9: Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, restricted stock units (“RSUs”), and convertible notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$113,879	$168,723	$723,748

Denominator:
Basic average shares outstanding	168,932	124,176	123,529
Effect of potential dilutive securities:
Employee stock plans	2,558	910	1,490
Convertible notes	1,940	147	—

Diluted average shares outstanding	173,430	125,233	125,019

Net income per share - basic	$0.67	$1.36	$5.86

Net income per share - diluted	$0.66	$1.35	$5.79

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(in thousands)
Number of options and RSUs excluded	534	382	241

Diluted shares outstanding include only the effect of the 2041 Notes. Diluted shares outstanding do not include any effect resulting from warrants, assumed conversion of the notes, or note hedges associated with the Company’s 2016 or 2018 Notes (as described in Note 13) as their impact would have been anti-dilutive.

Note 10: Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated Foreign Currency Translation Adjustment	Accumulated Unrealized Holding Gain (Loss) on Cash Flow Hedges		Accumulated Unrealized Holding Gain (Loss) on Available-for-Sale Investments	Accumulated Unrealized Components of Defined Benefit Plans	Total
	(in thousands)
Balance as of June 24, 2012	$(22,481)	$(212)		$(308)	$(10,817)	$(33,818)
Other comprehensive income (loss) before relcassifications	5,303	10,607		(3,844)	(3,505)	8,561
Losses (gains) reclassified from accumulated other comprehensive income to net income	—	(7,573	) (1)	4,137 (2)	—	(3,436)

Net current-period other comprehensive income (loss)	$5,303	$3,034		$293	$(3,505)	$5,125

Balance as of June 30, 2013	$(17,178)	$2,822		$(15)	$(14,322)	$(28,693)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $8,932 gain, cost of goods sold: $1,048 loss and selling, general and administrative expenses: $311 loss.
(2)	Amount of loss reclassified from accumulated other comprehensive income into net income located in other expense, net

Tax related to the components of other comprehensive income during the period were as follows:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(in thousands)
Tax benefit (expense) on change in unrealized gains/losses on cash flow hedges:
Tax expense on unrealized gains/losses arising during the period	$(1,312)	$—	$—
Tax expense on gains/losses reclassified to earnings	818	—	—

	(494)	—	—

Tax benfit (expense) on change in unrealized gains/losses on available-for-sale investments:
Tax benefit (expense) on unrealized gains/losses arising during the period	1,428	233	(120)
Tax (benefit) expense on gains/losses reclassified to earnings	(2,026)	474	436

	(598)	707	316

Tax benefit on change in unrealized components of defined benefit plans	586	944	2,162

Tax benefit (expense) on other comprehensive income (loss)	$(506)	$1,651	$2,478

Note 11: Equity-Based Compensation Plans

The Company has adopted stock plans that provide for the grant to employees of equity-based awards, including stock options and RSUs, of Lam Research Common Stock. In addition, these plans permit the grant of nonstatutory equity-based awards to consultants and outside directors. An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. Pursuant to the plans, the equity-based award exercise price is determined by the Board of Directors or its designee, the plan administrator, but in no event will the exercise price for any option be less than the fair market value of the Company’s Common Stock on the date of grant. Equity-based awards granted under the plans vest over a period determined by the Board of Directors or the plan administrator, typically over a period of three years or less. The Company also has an ESPP that allows employees to purchase shares of its Common Stock through payroll deduction at a discounted price. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 27, 2010	885,425	$21.61	2,740,762	$30.50
Granted	—	$—	922,210	$50.11
Exercised	(572,182)	$21.68
Canceled	(3,310)	$20.35	(154,185)	$32.20
Vested restricted stock			(1,177,447)	$27.03

June 26, 2011	309,933	$21.50	2,331,340	$39.90
Awards assumed in Novellus acquisition	3,932,143	$25.17	1,291,808	$35.99
Granted	—	$—	2,336,283	$41.23
Exercised	(74,615)	$23.70
Canceled	(265,384)	$21.71	(120,070)	$40.91
Vested restricted stock			(1,507,883)	$35.47

June 24, 2012	3,902,077	$25.14	4,331,478	$41.01
Granted	288,867	$42.59	2,563,670	$38.76
Exercised	(1,546,028)	$25.47
Canceled	(73,993)	$26.24	(299,079)	$39.70
Vested restricted stock			(1,754,273)	$42.52

June 30, 2013	2,570,923	$26.87	4,841,796	$39.32

Outstanding and exercisable options presented by price range at June 30, 2013 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$9.44-$20.82	447,220	3.32	$15.99	437,715	$15.94
$21.04-$25.68	777,248	4.33	$22.37	615,744	$22.58
$26.11-29.68	828,487	4.91	$29.29	633,083	$29.32
$30.48-$37.11	229,101	2.99	$34.78	174,641	$35.56
$42.41-$42.61	288,867	6.62	$42.59	—

$9.44-$42.61	2,570,923	4.48	$26.87	1,861,183	$24.53

The Lam Research Corporation 2007 Stock Incentive Plan and 2011 Stock Incentive Plan (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of June 30, 2013 there were a total of 7,412,719 shares subject to options and restricted stock units issued and outstanding under the Company’s Stock Plans. As of June 30, 2013, there were a total of 13,302,712 shares available for future issuance under the Stock Plans.

The ESPP allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. The Plan Administrator (the Compensation Committee of the Board) is authorized to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. Prior to August 27, 2012, the ESPP provided for an automatic annual increase in the number of shares in the plan reserve available for issuance. These increases occurred on the first business day of each calendar year commencing with 2004, on a one-for-one basis with each share of Common Stock that the Company had repurchased, and designated for this purpose, by a number of shares equal to the lesser of (i) 2,000,000, (ii) one and one-half percent (1.5%) of the number of shares of all classes of Common Stock of the Company outstanding on the first business day of such calendar year, or (iii) a lesser number determined by the Plan Administrator. Subsequent to August 27, 2012, increases in shares available for issuance under the ESPP must be specifically authorized by the Plan Administrator. During fiscal year 2013 there was no increase to the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP. During fiscal years 2012 and 2011 the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.8 million and 1.9 million, respectively.

During fiscal year 2013, a total of 1,072,396 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. At June 30, 2013 9,574,207 shares were available for purchase under the 1999 ESPP.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The Company recognized the following equity-based compensation expenses and benefits during the fiscal years noted:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(in millions)
Equity-based compensation expense	$99.3	$81.6	$53.0
Income tax benefit recognized in the Consolidated Statement of Operations related to equity-based compensation	$17.6	$12.2	$8.6
Tax benefit realized from the exercise and vesting of options and RSUs	$21.6	$11.8	$16.3

Stock Options and Restricted Stock Units

Stock Options

The fair value of the Company’s stock options granted during fiscal year 2013 and fiscal year 2012, in connection with the acquisition of Novellus, was estimated using a Black-Scholes option valuation model. The Company did not grant any stock options during fiscal year 2011. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 30,	June 24,
	2013	2012
Expected volatility	36.60%	38.04%
Risk-free interest rate	0.81%	0.55%
Expected term (years)	4.79	3.89
Dividend yield	0%	0%

The year-end intrinsic value relating to stock options for fiscal years 2013, 2012, and 2011 is presented below:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(millions)
Intrinsic value - options outstanding	$44.9	$49.9	$6.7
Intrinsic value - options exercisable	$36.9	$30.1	$6.7
Intrinsic value - options exercised	$25.4	$1.3	$16.7

As of June 30, 2013, there was $7.4 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted average remaining vesting period of 1.4 years.

Restricted Stock Units

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2013, there was $126.3 million of total unrecognized compensation cost related to unvested restricted stock units granted; that cost is expected to be recognized over a weighted average remaining vesting period of 1.9 years.

ESPP

ESPP rights were valued using the Black-Scholes model. During fiscal years 2013, 2012, and 2011 ESPP was valued assuming the following weighted-average assumptions:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
Expected life (years)	0.64	0.72	0.68
Expected stock price volatility	32.42%	44.22%	42.25%
Risk-free interest rate	0.15%	0.11%	0.61%
Dividend yield	0%	0%	0%

As of June 30, 2013, there was $2.2 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of 2 months.

Note 12: Retirement and Deferred Compensation Plans

Employee Savings and Retirement Plan

The Company maintains a 401(k) retirement savings plan for its full-time employees in North America. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $8.7 million, $5.8 million, and $5.1 million, in fiscal years 2013, 2012, and 2011, respectively.

Deferred Compensation Arrangements

The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral subaccount or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 30, 2013 and June 24, 2012 the liability of the Company to the plan participants was $79.7 million and $79.0 million, respectively, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of June 30, 2013 and June 24, 2012 the Company had investments in the aggregate amount of $98.1 million and $83.2 million respectively that correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.

Postretirement Healthcare Plan

The Company maintains a postretirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $21.4 million and $19.8 million as of June 30, 2013 and June 24, 2012, respectively.

Note 13: Long Term Debt

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of June 30, 2013 and June 24, 2012:

	June 30,	June 24,
	2013	2012
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(45.7)	(60.3)

Net carrying amount of 0.50% Notes due 2016	404.3	389.7

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(76.9)	(90.4)

Net carrying amount of 1.25% Notes due 2018	373.1	359.6

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(186.9)	(190.3)

Net carrying amount of 2.625% Notes due 2041	513.0	509.6

Total debt	1,290.4	1,258.9
Less: current portion of debt	(513.0)	(509.6)

Long-term debt	$777.4	$749.3

Convertible Senior Notes

In May 2011, the Company issued and sold $450.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The 2016 Notes and the 2018 Notes may be converted, under certain circumstances, based on an initial conversion rate of 15.8687 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $63.02 per share of common stock). The net proceeds to the Company from the sale of the 2016 Notes and the 2018 Notes were $835.5 million. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, payable semi-annually on May 15 and November 15 of each year.

In June 2012, with the acquisition of Novellus Systems, Inc. (see Note 16), the Company assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Notes”). The 2041 Notes may be converted, under certain circumstances, based on an initial conversion rate of 28.4781 shares of common stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $35.11 per share of common stock). The Company pays cash interest at an annual rate of 2.625%, payable semi-annually on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the 2041 Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in other non-current liabilities, with any gains and losses recorded in interest expense, within the Consolidated Statements of Operations.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of June 30, 2013. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the year ended June 30, 2013 were 4.29%, 5.27%, and 4.28% respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the years ended June 30, 2013, June 24, 2012, and June 26, 2011.

	June 30,	June 24,	June 26,
	2013	2012	2011
	(in millions)
Contractual interest coupon	$26.2	$9.2	$1.1
Amortization of interest discount	31.6	27.0	3.6
Amortization of issuance costs	2.4	2.4	0.3

Total interest cost recognized	$60.2	$38.6	$5.0

The remaining bond discount of the 2016 Notes, the 2018 Notes, and the 2041 Notes of $45.7 million, $76.9 million, and $186.9 million, respectively, as of June 30, 2013 will be amortized over their respective remaining lives of approximately 2.9 years, 4.9 years, and 27.9 years. As of June 30, 2013, the if-converted value of the 2016 and 2018 Notes did not exceed the aggregate principal amount. As of June 30, 2013, the if-converted value of the 2041 Notes exceeded the aggregate principal amount by $184 million.

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

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 30, 2013, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

Sold Warrants. The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s common stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 30, 2013, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

Conversion Period

During the fiscal quarter ended June 30, 2013, the Company’s common stock for 20 or more trading days of the 30 consecutive trading days preceding the quarter end was greater than or equal to 130% of the 2041 Note conversion price. As a result, the 2041 Notes became convertible at the option of the holder anytime during the fiscal quarter ending September 29, 2013. However, there have been no conversions of the 2041 Notes as of August 27, 2013.

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

As a result of the open conversion period, the carrying amount of the 2041 Notes was classified in current liabilities in our Consolidated Balance Sheet as of June 30, 2013 and June 24, 2012. The excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity as of June 30, 2014 June 24, 2012. Upon closure of a conversion period, all 2041 Notes not converted are reclassified back to noncurrent liabilities and the temporary equity is reclassified to permanent equity.

Fair Value of Notes

As of June 30, 2013, the face values of the 2016 Notes, 2018 Notes, and 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of June 30, 2013, the fair values of the 2016 Notes, 2018 Notes, and 2041 Notes, which includes the debt and equity components, were approximately $482.9 million, $500.5 million, and $1,001.6 million respectively, based on quoted market prices (level 1 inputs within the fair value hierarchy).

Contractual Obligations

The Company’s contractual cash obligations relating to its convertible notes and other long-term debt as of June 30, 2013 were as follows:

Long-term
Debt
(in thousands)
Payments due by period:
One year*	$699,935
Two years	—
Three years	450,000
Four years	—
Five years	450,000
Over five years	—

Total	1,599,935
Current portion of long-term debt	699,935

Long-term debt	$900,000

*	As noted above, the conversion period for the 2041 Notes opened as of June 30, 2013. As there is the potential for conversion at the option of the holder, the principal balance of the 2041 notes has been included in the one year payment period. As of August 27, 2013, none of the 2041 notes had been converted during the conversion period beginning June 30, 2013.

Note 14: Commitments

The Company has certain obligations to make future payments under various contracts, some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s capital lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for operating leases, purchase obligations, and certain guarantees. The Company’s commitments relating to capital leases and off-balance sheet agreements are included in the tables below. These amounts exclude $246.5 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 15, of Notes to Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment leases. The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of June 30, 2013 were as follows:

Capital
Leases
(in thousands)
Payments due by period:
One year	$1,849
Two years	1,828
Three years	1,797
Four years	8,507
Five years	—
Over five years	—

Total	13,981
Interest on capital leases	492

Current portion of capital leases	1,641

Long-term portion of capital leases	$11,848

Operating Leases and Related Guarantees

The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2013, 2012, and 2011 was approximately $14 million, $11 million, and $9 million, respectively.

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of as of June 30, 2013.

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

During fiscal years 2011 and 2010, the Company recognized restructuring charges of $13.7 million and $13.0 million, respectively, related to the reassessment of the residual value guarantee for such lease. Accordingly, an amount of $26.7 million has been recorded in other long-term liabilities as of June 30, 2013.

The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantees discussed above, as of June 30, 2013 were as follows:

Operating
Leases
(in thousands)
Payments due by period:
One year	$14,122
Two years	10,386
Three years	7,429
Four years	6,346
Five years	1,621
Over five years	4,446
Less: Sublease Income	(5,202)

Total	$39,148

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of June 30, 2013, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 30, 2013, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $15.0 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 30, 2013 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 30, 2013 are as follows:

Purchase
Obligations
(in thousands)
Payments due by period:
One year	$147,425
Two years	5,733
Three years	3,312
Four years	1,063
Five years	1,063
Over five years	—

Total	$158,596

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 30,	June 24,
	2013	2012
	(in thousands)
Balance at beginning of period	$70,161	$40,951
Warranties issued during the period	74,779	45,095
Warranties assumed in Novellus acquisition	—	38,967
Settlements made during the period	(92,456)	(58,710)
Changes in liability for pre-existing warranties	5,594	3,858

Balance at end of period	$58,078	$70,161

Less: long-term portion	(5,826)	(6,173)

Accrued warranty, current	$52,252	$63,988

Note 15: Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
	(in thousands)
United States	$(46,392)	$(6,950)	$159,250
Foreign	113,050	211,368	641,626

	$66,658	$204,418	$800,876

Significant components of the provision (benefit) for income taxes attributable to income before income taxes are as follows:

	Year Ended
	June 30,	June 24,	June 26,
	2013	2012	2011
	(in thousands)
Federal:
Current	$(1,096)	$5,038	$55,119
Deferred	(60,172)	(1,033)	(25,143)

	$(61,268)	$4,005	$29,976

State:
Current	$3,332	$1,297	$3,159
Deferred	(6,351)	336	26,589

	$(3,019)	$1,633	$29,748

Foreign:
Current	$20,640	$33,871	$22,556
Deferred	(3,574)	(3,814)	(5,152)

	$17,066	$30,057	$17,404

Total Provision (Benefit) for Income Taxes	$(47,221)	$35,695	$77,128

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets are as follows:

	June 30,	June 24,
	2013	2012
	(in thousands)
Deferred tax assets:
Tax carryforwards	$169,371	$114,974
Allowances and reserves	94,720	102,041
Equity-based compensation	19,586	24,960
Inventory valuation differences	22,833	8,233
Other	11,286	3,506

Gross deferred tax assets	317,796	253,714
Valuation allowance	(76,594)	(55,213)

Net deferred tax assets	241,202	198,501
Deferred tax liabilities:
Intangible Assets	(94,836)	(117,312)
Convertible debt	(98,482)	(81,608)
Temporary differences for captial assets	(41,470)	(71,439)
Amortization of goodwill	(9,950)	(8,180)
Other	(14,581)	(7,060)

Gross deferred tax liabilities	(259,319)	(285,599)

Net deferred tax assets	$(18,117)	$(87,098)

The change in the gross deferred tax assets, gross deferred tax liabilities and valuation allowance between fiscal year 2013 and 2012 is primarily attributable to reversal of deferred tax liabilities related to intangibles and fixed assets due to non-deductibility of amortization and depreciation resulting from purchase price accounting adjustments, an increase of tax credit attributes resulting from the extension of the federal research and development tax credit in fiscal year 2013, and resolution of certain tax matters. Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more-likely-than-not that such deferred tax assets will be realized with the exception of $76.6 million primarily related to California and certain foreign deferred tax assets.

The provisions related to the tax accounting for stock-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, the Company will only recognize an excess benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, the Company continued to elect to account for the indirect benefits of stock-based compensation such as the research and development tax credit through the consolidated statement of operations.

At June 30, 2013, the Company had federal net operating loss carryforwards of approximately $158.6 million. These losses will begin to expire in the year 2018, and are subject to limitations on their utilization.

As of June 30, 2013, the Company had state net operating loss carryforward of approximately $129.3 million. If not utilized, the net operating loss carryforwards will begin to expire in the year 2015, and are subject to limitations on their utilization.

At June 30, 2013, the Company had federal tax credit carryforwards of approximately $86.1 million, of which $83.4 million will begin to expire in fiscal year 2027. The remaining balance of $2.7 million of credits may be carried forward indefinitely. The tax benefits relating to approximately $8.7 million of federal tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 30, 2013, the Company had state tax credit carryforwards of approximately $192.0 million. Substantially all tax credits may be carried forward indefinitely. The tax benefits relating to approximately $36.7 million of the state tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 30, 2013, the Company had foreign net operating loss carryforwards of approximately $57.2 million, of which approximately $30.0 million may be carried forward indefinitely and $27.2 million will begin to expire in fiscal year 2014.

A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2013, 2012 and 2011) to actual income expense is as follows:

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
	(in thousands)
Income tax expense computed at federal statutory rate	$23,332	$71,546	$280,306
State income taxes, net of federal tax benefit	(13,588)	(4,895)	9,322
Foreign income taxed at different rates	(40,255)	(51,425)	(217,982)
Tax credits	(42,593)	(5,791)	(16,503)
State valuation allowance, net of federal tax benefit	11,538	5,862	10,078
Equity-based compensation	20,318	14,123	12,244
Acquisition costs	—	5,683	—
Other permanent differences and miscellaneous items	(5,973)	592	(337)

	$(47,221)	$35,695	$77,128

Effective from fiscal year 2003 through June 2013, the Company had a tax holiday in Switzerland for one of its foreign subsidiaries, which was conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $10.8 million, $22.3 million, and $119.5 million for fiscal years 2013, 2012, and 2011, respectively. The benefit of the tax holiday on diluted earnings per share was approximately $0.06 in fiscal year 2013, $0.18 in fiscal year 2012, and $0.96 in fiscal year 2011. The Company obtained a new Swiss ruling that is effective until June 30, 2023.

Effective from January 2007 through December 2012, Novellus had a tax holiday in Singapore for one of its foreign subsidiaries. The tax holiday was terminated effective January 1, 2013. The benefit of the Singapore tax holiday for the Company’s fiscal year 2013 results is immaterial.

Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $2.1 billion at June 30, 2013. These earnings are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. and foreign withholding taxes of approximately $462.2 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.

As of June 30, 2013, the total gross unrecognized tax benefits were $333.1 million compared to $343.8 million as of June 24, 2012, and $181.5 million as of June 26, 2011. During fiscal year 2013, gross unrecognized tax benefits decreased by approximately $10.7 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $257.7 million, $278.2 million, and $120.4 million as of June 30, 2013, June 24, 2012, and June 26, 2011, respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in millions)
Balance as of June 27, 2010	$190.5
Settlements and effective settlements with tax authorities	(24.2)
Lapse of statute of limitations	(5.2)
Increases in balances related to tax positions taken during prior periods	13.7
Decreases in balances related to tax positions taken during prior periods	(13.4)
Increases in balances related to tax positions taken during current period	20.1

Balance as of June 26, 2011	181.5
Settlements and effective settlements with tax authorities	(0.2)
Lapse of statute of limitations	(6.6)
Increases in balances related to tax positions taken during prior periods	1.4
Decreases in balances related to tax positions taken during prior periods	(4.3)
Increases in balances related to tax positions taken during current period	22.3
Tax positions assumed in Novellus transaction	149.7

Balance as of June 24, 2012	343.8
Settlements and effective settlements with tax authorities	(3.4)
Lapse of statute of limitations	(51.4)
Increases in balances related to tax positions taken during prior periods	11.3
Decreases in balances related to tax positions taken during prior periods	(11.3)
Increases in balances related to tax positions taken during current period	35.2
Tax positions assumed in Novellus transaction	8.9
Balance as of June 30, 2013	$333.1

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $25.5 million, $25.2 million, and $16.9 million, cumulatively, for gross interest and penalties as of June 30, 3013, June 24, 2012, and June 26, 2011, respectively.

The Internal Revenue Service (“IRS”) has completed its audit of the Company’s U.S. income tax return for fiscal years 2008 and 2009. As a result of the settlement of the IRS audit, the Company reduced its unrecognized tax benefits by approximately $1.8 million in fiscal year 2013. In addition, the Company is also subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 30, 2013, tax years 2003-2012 remain subject to examination in the jurisdictions where the Company operates.

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

(iii)	each outstanding Novellus RSU and each outstanding Novellus performance-based RSU (“PSU”) held by a then-current employee of Novellus, whether vested or unvested, was assumed by Lam Research and converted into a restricted stock unit to acquire the number of shares of Lam Research common stock (rounded down to the nearest whole share) equal to the product obtained by multiplying (x) the number of shares of Novellus common stock subject to such RSU or PSU, as applicable, immediately prior to the acquisition date by (y) 1.125. Novellus PSUs that vest in connection with the consummation of the acquisition will become fully vested with respect to the maximum number of shares of Novellus common stock payable pursuant to such Novellus PSU. Each assumed RSU or PSU, as applicable, will be subject to, and vested on, the same terms and conditions applicable to such assumed RSU or PSU.

Consideration Transferred

The table below details the consideration transferred to acquire Novellus:

	Conversion	Estimated
(in thousands, except per share amounts)	Calculation	Fair Value
Lam common stock issued at merger	82,689
Per share price of Lam common stock as of June 4, 2012	$35.99	$2,975,977

Estimated fair value of vested Lam equivalent restricted stock (1)		$9,599
Estimated fair value of vested Lam equivalent stock options (2)		41,412

Estimated purchase price consideration		$3,026,988

(1)	The fair value of Lam Research equivalent restricted stock as of the acquisition date was estimated based upon the per share price of Lam Research common stock as of June 4, 2012, and giving effect to the exchange ratio of 1.125.
(2)	The fair value of the Lam Research equivalent stock options as of the acquisition date was estimated using the Black-Scholes valuation model. Assumptions used are the same as those for acquired awards as disclosed in Note 11 of Notes to Consolidated Financial Statements.

Net Assets Acquired

The transaction has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the assets acquired and liabilities assumed as of the acquisition date:

June 4, 2012
(in thousands)
Cash and investments	$1,059,859
Accounts receivable	241,924
Inventory	309,213
Other current assets	55,502
Property and equipment	289,126
Intangible assets	1,219,100
Goodwill	1,283,111
Other long-term assets	36,494

Total assets acquired	4,494,329
Accounts payable	(83,028)
Accrued expenses and other current liabilities	(199,262)
Deferred revenue	(20,388)
Debt	(509,805)
Other long-term liabilities	(326,732)
Convertible notes - equity component	(328,126)

Net assets acquired	$3,026,988

The following table is a summary of the fair value estimates of the identifiable intangible assets and their useful lives:

	Useful Life	Estimated Fair Value June 4, 2012
	(in thousands, except years)
Existing technology	7	$580,000
Customer relationships	6-10	580,000
In-process research and design	Indefinite	30,000
Patents	6	10,000
Backlog	1	10,000
Additional development rights	Indefinite	9,100

Total		$1,219,100

Critical estimates in valuing certain intangible assets include but are not limited to estimating future expected cash flows from assets acquired and determining discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available.

With respect to the acquisition of Novellus, acquired intangibles primarily included existing technology and customer relationships. Existing technology represents the underlying hardware, software, robotics, chemical and mechanical processes embedded in the various tools, which have passed technological feasibility. Existing technology was valued using the relief from royalty method, a form of the income approach. The relief from royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be payable as royalties or license fees on revenues earned through the use of the asset. The value of the intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset.

Customer relationships have value when they represent an identifiable and predictable source of cash flows to the combined business enterprise. Customer relationships that resulted in repeat purchases and customer loyalty were valued using the multiperiod excess earning method, a form of the income approach. The estimated fair value of the customer contracts and related relationships represents the sum of the present value of the expected cash flows attributable to those customer relationships. The cash flows were determined from the revenue and profit forecasts associated with existing contracts and renewals, as well as add-ons and growth opportunities that are expected to be generated from these customer relationships.

The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from combining the operations of Novellus with the operations of Lam. The $1.3 billion goodwill that was acquired is not expected to be deductible for income tax purposes. As of June 30, 2013 there are no remaining preliminary purchase price allocations and the measurement period is considered closed.

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

Note 17: Goodwill and Intangible Assets

Goodwill

There were no significant changes in the goodwill balance during the twelve months ended June 30, 2013. Of the $1.5 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets

The following table provides the Company’s intangible assets as of June 30, 2013 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$624,686	$(103,519)	$521,167	9.01
Existing technology	653,628	(139,894)	513,734	6.97
Patents	32,053	(22,036)	10,017	6.09
Backlog	10,000	(10,000)	—	1.00
Other intangible assets	35,216	(34,889)	327	4.10

Intangible assets subject to amortization	1,355,583	(310,338)	1,045,245
In process research and development	20,000		20,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	29,100		29,100

Total intangible assets	$1,384,683	$(310,338)	$1,074,345

The following table provides details of the Company’s intangible assets as of June 24, 2012 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted- Average Useful Life (years)
Customer relationships	$615,411	$(32,041)	$583,370	9.04
Existing technology	642,311	(48,378)	593,933	6.97
Patents	30,870	(17,525)	13,345	6.05
Backlog	10,000	(548)	9,452	1.00
Other intangible assets	35,216	(33,989)	1,227	4.10

Intangible assets subject to amortization	1,333,808	(132,481)	1,201,327
In process research and development	30,000		30,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	39,100		39,100

Total intangible assets	$1,372,908	$(132,481)	$1,240,427

The Company recognized $177.6 million, $26.9 million, and $21.0 million, in intangible asset amortization expense during fiscal years 2013, 2012, and 2011, respectively.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of June 30, 2013 was as follows (in thousands):

Fiscal Year	Amount
2014	$160,887
2015	157,310
2016	155,093
2017	153,352
2018	152,100
Thereafter	266,503

$1,045,245

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

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 30, 2013	June 24, 2012	June 26, 2011
	(in thousands)
Revenue:
Taiwan	$1,026,548	$467,922	$766,910
North America	734,324	458,531	393,004
Korea	603,821	893,549	756,660
Asia Pacific	573,696	292,963	492,600
Japan	368,095	308,189	405,371
Europe	292,432	244,038	423,148

Total revenue	$3,598,916	$2,665,192	$3,237,693

	June 30, 2013	June 24, 2012	June 26, 2011
	(in thousands)
Long-lived assets:
North America	$484,273	$463,156	$191,221
Europe	109,934	107,893	69,442
Asia Pacific	5,079	8,317	3,738
Taiwan	2,953	3,169	3,897
Japan	680	1,068	1,067
Korea	991	993	1,093

Total long-lived assets	$603,910	$584,596	$270,458

In fiscal year 2013, three customers accounted for approximately 19%, 15%, and 11% of total revenues. In fiscal year 2012, three customers accounted for approximately 30%, 12%, and 10% of total revenues. In fiscal year 2011, one customer accounted for approximately 24% of total revenues.

Note 19: Restructuring Charges

From time to time, Lam initiates restructuring activities to appropriately align its cost structure relative to prevailing economic and industry conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include termination benefits and related charges in addition to facility closure, contract termination and other related activities.

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

March 2009 Plan

Beginning in the March 2009 quarter, the Company incurred restructuring expenses designed to align the Company’s cost structure with its outlook for the economic environment and business opportunities. The remaining liability under this plan of $26.7 million relates to the residual value guarantee under certain of the Company’s unoccupied operating leases. See Note 14 to the Consolidated Financial Statements for additional information regarding residual value guarantees.

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability related to future rent obligations on unoccupied facilities was assumed in the Novellus acquisition. The associated liability balance of $11.4 million, as of June 30, 2013, is expected to be paid by the end of fiscal year 2017.

Note 20: Stock Repurchase Program

On December 14, 2011, the Board of Directors authorized the repurchase of up to $1.6 billion of Company common stock, which replaced the previous repurchase authorizations. The Company completed the repurchase of all amounts available under this share repurchase authorization during the year ended June 30, 2013.

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 24, 2012				$911,933
Quarter ended September 23, 2012	11,970	$344,001	$34.79	$567,932
Quarter ended December 23, 2012	10,190	$354,029	$34.74	$213,903
Quarter ended March 31, 2013	5,312	$213,903	$37.73	$—
Authorization of new $250 million - April 2013				$250,000
Quarter ended June 30, 2013	90	$—	$—	$250,000

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred in fiscal year 2012, but shares were received in fiscal year 2013 and for which costs were incurred in the quarter ended March 31, 2013, but for which final settlement of shares was not received until the quarter ended June 30, 2013. See Collared Accelerated Share Repurchasessection below for details regarding average price associated with these transactions.

In addition to shares repurchased under Board authorized repurchase program shown above, during the year ended June 30, 2013, the Company acquired 595,000 shares at a total cost of $22.9 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the year ended June 30, 2013 included the following:

Collared Accelerated Share Repurchases — Settled During Current Fiscal Year

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

The minimum and maximum thresholds for each transaction were established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The Company received incremental shares on top of the initial shares delivered such that the total number of shares received after the initial hedge period equaled 8.8 million and 4.8 million shares, equivalent to the minimum number of shares to be delivered under the terms of the ASRs, respectively. The ASRs were scheduled to end on or before September 18, 2012 and October 9, 2012, respectively. However, each ASR was subject to acceleration at the option of the counterparty at any time after June 27, 2012 and July 19, 2012, respectively. At the conclusion of the ASRs, the Company would receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under the ASRs would not exceed the maximum of 10.8 million and 6.6 million shares, respectively.

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

The counterparty to the $375 million ASR designated July 6, 2012 as the accelerated termination date, at which time the Company settled the ASR and received an additional 1.3 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.80 for the transaction period. The counterparty to the $200 million ASR designated July 25, 2012 as the accelerated termination date, at which time the Company settled the ASR and received an additional 0.7 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $36.12 for the transaction period.

Collared Accelerated Share Repurchases — Executed During Current Fiscal Year

During the year ended June 30, 2013, the Company entered into a share repurchase transaction under the existing master repurchase arrangement. Under this ASR, the Company made an up-front cash payment of

$86.4 million, in exchange for an initial delivery of 1.5 million shares of its common stock and a subsequent delivery of 0.4 million shares following the initial hedge period

As with the prior ASRs, the minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Company’s common stock during an initial hedge period. The ASR was scheduled to end at any time after March 21, 2013 and on or before May 21, 2013. At the conclusion of the ASRs, the Company would receive additional shares based on the VWAP of the Company’s common stock during the term of the agreement minus the pre-determined fixed discount, such that the total number of shares received under this ASR would not exceed the maximum of 2.2 million shares.

The counterparty designated May 21, 2013 as the termination date, at which time the Company settled the ASR and received an additional 0.1 million shares of common stock in addition to the minimum shares already received, which represented a weighted average share price of approximately $42.71 for the transaction period.

As of June 30, 2013, the aggregate repurchase price of $86.4 million is reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 30, 2013 and June 24, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 30, 2013 and June 24, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 27, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited Lam Research Corporation’s internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Lam Research Corporation management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lam Research Corporation as of June 30, 2013 and June 24, 2012, and the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013 of Lam Research Corporation and our report dated August 27, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 27, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By	/s/ Martin B. Anstice
Martin B. Anstice
President and Chief Executive Officer

Dated: August 27, 2013

POWER OF ATTORNEY AND SIGNATURES

By signing this Annual Report on Form 10-K below, I hereby appoint each of Martin B. Anstice and Douglas R. Bettinger, jointly and severally, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other related documents) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officer /s/ Martin B. Anstice Martin B. Anstice	President and Chief Executive Officer	August 27, 2013

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 27, 2013

Other Directors /s/ Stephen G. Newberry Stephen G. Newberry	Chairman	August 27, 2013

/s/ Eric K. Brandt Eric K. Brandt	Director	August 27, 2013

/s/ Michael R. Cannon Michael R. Cannon	Director	August 27, 2013

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	August 27, 2013

/s/ Christine Heckart Christine Heckart	Director	August 27, 2013

/s/ Grant M. Inman Grant M. Inman	Director	August 27, 2013

/s/ Catherine P. Lego Catherine P. Lego	Director	August 27, 2013

Signatures	Title	Date

/s/ Krishna Saraswat Krishna Saraswat	Director	August 27, 2013

/s/ William R. Spivey William R. Spivey	Director	August 27, 2013

/s/ Abhi Talwalkar Abhi Talwalkar	Director	August 27, 2013

LAM RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries (1)	Balance at End of Period
	(in thousands)
YEAR ENDED JUNE 30, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$5,248	$200	$—	$5,448
YEAR ENDED JUNE 24, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$4,720	$403	$125	$5,248
YEAR ENDED JUNE 26, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$10,609	$290	$(6,179)	$4,720

(1)	During fiscal year 2012, write-off, net of recoveries represents $0.1 million of recoveries against previously written-off balances

During fiscal year 2011, write-off, net of recoveries represents $3.8 million release of allowance and $2.4 million write-off of customer specific accounts.

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

EXHIBIT INDEX

Exhibit	Description

3.1(2)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as of March 7, 2000; and the Certificate of Amendment effective as of November 5, 2009.

3.2(28)	Bylaws of the Registrant, as amended, dated May 17, 2013.

3.3(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.1(14)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2016 Notes

4.2(14)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2018 Notes

4.8(5)*	Amended and restated 1997 Stock Incentive Plan.

4.12(4)*	Amended and restated 1999 Stock Option Plan.

4.13(29)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.14(10)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.15*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

4.16(15)*	Lam Research Corporation Elective Deferred Compensation Plan.

4.17(15)*	Lam Research Corporation Elective Deferred Compensation Plan II.

4.18(18)	Indenture between Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of May 10, 2011, including the form of 2.625% Senior Convertible Notes due 2041.

4.19(13)	Supplemental Indenture among the Registrant, as Guarantor, Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of June 4, 2012.

10.3(1)*	Form of Indemnification Agreement.

10.99(3)*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 1997 Stock Incentive Plan.

10.102(6)	Form of Restricted Stock Unit Award Agreement (U.S. Agreement A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.103(6)	Form of Restricted Stock Unit Award Agreement (non-U.S. Agreement I-A) — Lam Research Corporation 1997 Stock Incentive Plan.

10.106(7)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.107(8)	Form of Restricted Stock Unit Award Agreement — Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.108(8)	Form of Restricted Stock Unit Award Agreement — Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.117(9)	Lease Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.118(9)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.119(9)	Closing Certificate and Agreement (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.120(9)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #1) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.121(9)	Lease Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.122(9)	Pledge Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.123(9)	Closing Certificate and Agreement (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.124(9)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #2) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.125(9)	Lease Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.126(9)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.127(9)	Closing Certificate and Agreement (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.128(9)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #3) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.129(9)	Lease Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.130(9)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.131(9)	Closing Certificate and Agreement (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.132(9)	Agreement Regarding Purchase and Remarketing Options (Fremont Building #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 21, 2007.

10.133(9)	Lease Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.134(9)	Pledge Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.135(9)	Closing Certificate and Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.136(9)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.137(9)	Construction Agreement (Livermore/Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.138(9)	Lease Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.139(9)	Pledge Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.140(9)	Closing Certificate and Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.141(9)	Agreement Regarding Purchase and Remarketing Options (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.142(9)	Construction Agreement (Livermore/Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated December 18, 2007.

10.143(33)	First Modification Agreement (Fremont Buildings #1, #2, #3, #4) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.144(33)	First Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated April 3, 2008.

10.145(33)	Second Modification Agreement (Livermore Parcel 6) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.146(33)	First Modification Agreement (Livermore Parcel 7) between Lam Research Corporation and BNP Paribas Leasing Corporation, dated July 9, 2008.

10.148(11)*	Form of Indemnification Agreement.

10.149(11)*	Reformation of Stock Option Agreement.

10.150(12)*	Stock Option Amendment and Special Bonus Agreement.

10.156(16)*	Employment Agreement with Stephen G. Newberry, dated November 30, 2011.

10.157(16)*	Employment Agreement with Martin B. Anstice, dated November 30, 2011.

10.158(17)*	Employment Agreement with Timothy M. Archer, dated March 6, 2012.

10.159(13)*	Form of Indemnification Agreement.

10.160(19)	Assignment and Assumption of Lessee’s Interest in Lease (Units 8 and 9, Palo Alto) and Covenants, Conditions and Restrictions on Leasehold Interests (Units 1-12, Palo Alto) by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.161(20)	Environmental Agreement by and between Varian Associates, Inc. and Novellus dated May 7, 1997.

10.162(21)*	Form of Novellus Directors and Officers Indemnification Agreement.

10.163(22)*	GaSonics International Corporation 1994 Stock Option/Stock Issuance plan, together with forms of agreements thereunder, as assumed by Novellus.

10.164(22)*	GaSonics International Corporation Supplemental Stock Option Plan, as assumed by Novellus.

10.165(23)*	Novellus 2001 Stock Incentive Plan, as amended, together with forms of agreement thereunder.

10.166(24)*	SpeedFam-IPEC, Inc. Amended and Restated 1995 Stock Plan, as assumed by Novellus.

10.167(24)*	SpeedFam-IPEC, Inc. 2001 Nonstatutory Stock Option Plan, together with forms of agreements thereunder, as assumed by Novellus.

10.168(24)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

10.169(25)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.170(26)*	Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended.

10.171(27)*	Novellus Accelerated Stock Vesting Retirement Plan Summary.

10.172(30)*	Novellus Systems, Inc. 2011 Stock Incentive Plan, as amended July 18, 2012.

10.173*	Forms of Nonstatutory Stock Option Agreement under the Novellus 2011 Stock Incentive Plan.

10.174(30)*	Forms of restricted stock unit award agreement under the Novellus 2011 Stock Incentive Plan.

10.175(31)*	Employment Agreement with Douglas R. Bettinger, dated February 25, 2013.

10.176*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 2007 Stock Incentive Plan.

10.177(32)*	Employment Agreement with Ernest E. Maddock, dated September 7, 2012.

10.178(32)*	Employment Agreement with Richard A. Gottscho, dated September 7, 2012.

10.179(32)*	Form of Change in Control Agreement.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.
(2)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000, and Registrant’s Current Report on Form 8-K filed on November 10, 2009.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2004.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 8, 2005.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 6, 2006.
(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2007.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 13, 2008.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 8, 2008.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 4, 2012.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 11, 2011
(15)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.
(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 5, 2011.
(17)	Incorporated by reference to Registrant’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 6, 2012.
(18)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on May 10, 2011 (SEC File No. 000-17157).
(19)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on July 7, 1997 (SEC File No. 000-17157).
(20)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on July 7, 1997 (SEC File No. 000-17157).
(21)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on August 13, 2002 (SEC File No. 000-17157).
(22)	Incorporated by reference to Novellus’ Annual Report on Form 10-K filed on March 23, 2001 (SEC File No. 000-17157).
(23)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on July 31, 2009 (SEC File No. 000-17157).
(24)	Incorporated by reference to Novellus’ Annual Report on Form 10-K filed on March 5, 2003 (SEC File No. 000-17157).
(25)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on September 24, 2004 (SEC File No. 000-17157).
(26)	Incorporated by reference to Novellus’ Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).
(27)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on November 2, 2010 (SEC File No. 000-17157).
(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 22, 2013.
(29)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2012.
(30)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012.
(31)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 26, 2013.
(32)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 10, 2012.
(33)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.
*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.