Form 10-Q
period 2013-09-29
LAM RESEARCH CORP
filed 2013-11-07
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

or

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

As of November 1, 2013, the Registrant had 162,391,905 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 29,	June 30,
	2013	2013
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,156,184	$1,162,473
Short-term investments	1,300,031	1,334,745
Accounts receivable, less allowance for doubtful accounts of $5,583 as of September 29, 2013 and $5,448 as of June 30, 2013	713,524	602,624
Inventories	614,790	559,317
Deferred income taxes	29,090	27,674
Prepaid expenses and other current assets	110,633	106,996

Total current assets	3,924,252	3,793,829
Property and equipment, net	564,845	603,910
Restricted cash and investments	166,385	166,536
Goodwill	1,452,196	1,452,196
Intangible assets, net	1,032,704	1,074,345
Other assets	149,963	159,499

Total assets	$7,290,345	$7,250,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$206,072	$200,254
Accrued expenses and other current liabilities	492,860	464,528
Deferred profit	188,420	225,038
Current portion of long-term debt, convertible notes, and capital leases	515,538	514,655

Total current liabilities	1,402,890	1,404,475
Long-term debt, convertible notes, and capital leases	796,373	789,256
Income taxes payable	248,462	246,479
Other long-term liabilities	129,306	134,313

Total liabilities	2,577,031	2,574,523
Commitments and contingencies
Senior convertible notes	186,042	186,920
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 162,217 shares as of September 29, 2013 and 162,873 shares as of June 30, 2013	162	163
Additional paid-in capital	5,121,032	5,084,544
Treasury stock, at cost; 90,797 shares as of September 29, 2013 and 89,205 shares as of June 30, 2013	(3,628,761)	(3,539,830)
Accumulated other comprehensive loss	(23,355)	(28,693)
Retained earnings	3,058,194	2,972,688

Total stockholders’ equity	4,527,272	4,488,872

Total liabilities and stockholders’ equity	$7,290,345	$7,250,315

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 29,	September 23,
	2013	2012
Revenue	$1,015,059	$906,888
Cost of goods sold	583,201	573,002

Gross margin	431,858	333,886
Research and development	170,567	163,311
Selling, general and administrative	155,883	153,863

Total operating expenses	326,450	317,174

Operating income	105,408	16,712
Other expense, net	(14,262)	(9,938)

Income before income taxes	91,146	6,774
Income tax expense	5,640	4,006

Net income	$85,506	$2,768

Net income per share:
Basic	$0.52	$0.02

Diluted	$0.50	$0.02

Number of shares used in per share calculations:
Basic	162,896	179,928

Diluted	171,363	181,926

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 29,	September 23,
	2013	2012
Net income	$85,506	$2,768

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,559	(4,125)
Cash flow hedges:
Net unrealized gains (losses) during the period	4,507	(719)
Net losses (gains) reclassified into earnings	(3,802)	1,926

	705	1,207
Available-for-sale investments:
Net unrealized gains during the period	686	3,005
Net losses (gains) reclassified into earnings	74	(334)

	760	2,671
Defined benefit plan, net change in unrealized component	314	158

Other comprehensive income (loss), net of tax	5,338	(89)

Comprehensive income	$90,844	$2,679

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 29,	September 23,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,506	$2,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,331	74,816
Deferred income taxes	—	(12,017)
Impairment of long-lived asset	7,004	—
Equity-based compensation expense	23,235	24,414
Amortization of convertible note discount	8,122	7,752
Other, net	4,115	8,406
Changes in operating assets and liabilities	(150,388)	143,123

Net cash provided by operating activities	51,925	249,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(23,778)	(43,965)
Purchases of available-for-sale securities	(156,409)	(222,187)
Sales and maturities of available-for-sale securities	198,976	205,549
Transfer of restricted cash and investments	150	146

Net cash provided by (used for) investing activities	18,939	(60,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(88)	(665)
Treasury stock purchases	(104,285)	(355,079)
Reissuances of treasury stock related to employee stock purchase plan	15,154	9,925
Proceeds from issuance of common stock	12,574	951

Net cash used for financing activities	(76,645)	(344,868)

Effect of exchange rate changes on cash	(508)	2,777
Net decrease in cash and cash equivalents	(6,289)	(153,286)
Cash and cash equivalents at beginning of period	1,162,473	1,564,752

Cash and cash equivalents at end of period	$1,156,184	$1,411,466

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2013

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 30, 2013, which are included in the Annual Report on Form 10-K as of and for the year ended June 30, 2013 (the “2013 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com.

The consolidated financial statements include the accounts of Lam Research and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for equity investments in instances in which we own common stock or similar interests and have the ability to exercise significant influence, but not control, over the investee. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year (the “2014 fiscal year”) will end June 29, 2014 and includes 52 weeks. The quarters ended September 29, 2013 (the “September 2013 quarter”) and September 23, 2012 (the “September 2012 quarter”) both included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB released Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting fiscal year 2015 and are currently in the process of determining the impact, if any, on our financial position.

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSUs”), of Lam Research common stock (“Common Stock”). An option is a right to purchase the Company’s stock at a set price. An RSU award is an agreement to issue shares of the Company’s stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of three years or less, although awards assumed in connection with the acquisition of Novellus Systems, Inc. (“Novellus”), have vesting terms up to four years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 29,	September 23,
	2013	2012
	(in millions)
Equity-based compensation expense	$23.2	$24.4
Income tax benefit related to equity-based compensation expense	$3.9	$5.7

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan and 2011 Stock Incentive Plan (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of September 29, 2013, there were a total of 6,418,827 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of September 29, 2013, there were an additional 13,343,330 shares reserved and available for future equity-based awards under the Plans.

A summary of stock option activity under the Plans as of September 29, 2013 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of September 29, 2013 (in thousands)
Outstanding at June 30, 2013	2,571	$26.87	4.48
Exercised	(534)	$23.56

Outstanding at September 29, 2013	2,037	$27.73	4.72	$47,674

Exercisable at September 29, 2013	1,339	$24.89	3.69	$35,134

The fair value of the Company’s stock options was estimated using a Black-Scholes option valuation model. The total intrinsic value of options exercised during the three months ended September 29, 2013 and September 23, 2012 was $14.2 million and $0.6 million, respectively. As of September 29, 2013, there was $5.8 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 1.3 years.

A summary of the Company’s RSUs as of September 29, 2013 and changes during the three months then ended is presented below:

	Shares	Average Grant-
Unvested Restricted Stock Units	(in thousands)	Date Fair Value
Unvested at June 30, 2013	4,842	$39.32
Granted	32	$48.09
Vested	(403)	$38.90
Forfeited	(89)	$39.46

Unvested at September 29, 2013	4,382	$39.42

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Common Stock at the date of grant. As of September 29, 2013, there was $105.7 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.7 years.

ESPP

The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of September 29, 2013, there were a total of 9,073,882 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model assuming no expected dividends and the following weighted-average assumptions for the three months ended September 29, 2013:

Three Months Ended
September 29,
2013
Expected term (years)	0.66
Expected stock price volatility	31.43%
Risk-free interest rate	0.11%

As of September 29, 2013, there was $11.9 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 11 months.

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

Level 2: Valuations based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or model-derived valuations techniques for which all significant inputs are observable in the market or can be corroborated by observable market data, for substantially the full term of the assets or liabilities.

Level 3: Valuations based on unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities and based on non-binding, broker-provided price quotes and may not have been corroborated by observable market data.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at September 29, 2013
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$926,971	$926,971	$—	$—
Municipal Notes and Bonds	247,864	—	247,864	—
US Treasury and Agencies	154,401	154,401	—	—
Government-Sponsored Enterprises	54,713	—	54,713	—
Foreign Government Bonds	23,699	—	23,699	—
Corporate Notes and Bonds	845,095	164,885	680,210	—
Mortgage Backed Securities - Residential	25,218	—	25,218	—
Mortgage Backed Securities - Commercial	103,092	—	103,092	—
Equities	5,834	5,834	—	—

Total Short-Term Investments	$2,386,887	$1,252,091	$1,134,796	$—
Mutual Funds	19,235	19,235	—	—
Derivative Assets	4,184	—	4,184	—

Total Assets	$2,410,306	$1,271,326	$1,138,980	$—

Liabilities
Derivative Liabilities	$542	$—	$367	$175

The amounts in the table above are reported in the Consolidated Balance Sheet as of September 29, 2013 as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Reported Within:
Cash Equivalents	$926,971	$926,971	$—	$—
Short-Term Investments	1,295,031	160,235	1,134,796	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	4,184	—	4,184	—
Other Assets	19,235	19,235	—	—

Total Assets	$2,410,306	$1,271,326	$1,138,980	$—

Accrued Expenses and Other Current Liabilities	$367	$—	$367	$—
Other Non-current Liabilities	175	—	—	175

Total Liabilities	$542	$—	$367	$175

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 30, 2013
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$725,311	$725,311	$—	$—
Municipal Notes and Bonds	268,746	—	268,746	—
US Treasury and Agencies	155,293	155,293	—	—
Government-Sponsored Enterprises	54,805	—	54,805	—
Foreign Government Bond	24,972	—	24,972	—
Corporate Notes and Bonds	860,492	164,885	695,607	—
Mortgage Backed Securities - Residential	27,365	—	27,365	—
Mortgage Backed Securities - Commercial	107,958	—	107,958	—

Total Short-Term Investments	$2,224,942	$1,045,489	$1,179,453	$—
Equities	7,096	7,096	—	—
Mutual Funds	18,216	18,216	—	—
Derivative Assets	4,929	—	4,929	—

Total Assets	$2,255,183	$1,070,801	$1,184,382	$—

Liabilities
Derivative Liabilities	$1,815	$—	$1,620	$195

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 30, 2013 as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Reported Within:
Cash Equivalents	$725,311	$725,311	$—	$—
Short-Term Investments	1,334,746	155,293	1,179,453	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	4,929	—	4,929	—
Other Assets	25,312	25,312	—	—

Total Assets	$2,255,183	$1,070,801	$1,184,382	$—

Accrued Expenses and Other Current Liabilities	$1,620	$—	$1,620	$—
Other Non-current Liabilities	195	—	—	195

Total Liabilities	$1,815	$—	$1,620	$195

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

Investments

The following tables summarize the Company’s investments (in thousands):

	September 29, 2013				June 30, 2013
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$230,713	$—	$—	$230,713	$438,813	$—	$—	$438,813
Fixed Income Money Market Funds	926,971	—	—	926,971	725,311	—	—	725,311
Municipal Notes and Bonds	247,111	894	(141)	247,864	268,390	805	(449)	268,746
US Treasury and Agencies	154,440	77	(116)	154,401	155,648	18	(373)	155,293
Government-Sponsored Enterprises	54,674	79	(40)	54,713	54,835	65	(95)	54,805
Foreign Government Bonds	23,628	79	(8)	23,699	24,950	47	(25)	24,972
Corporate Notes and Bonds	844,524	1,568	(997)	845,095	861,109	1,328	(1,945)	860,492
Mortgage Backed Securities - Residential	25,522	18	(322)	25,218	27,618	29	(282)	27,365
Mortgage Backed Securities - Commercial	103,407	344	(659)	103,092	108,204	426	(672)	107,958
Publicly Traded Equity Security	5,584	250	—	5,834	—	—	—	—
Private Equity Security	5,000	—	—	5,000	—	—	—	—

Total Cash and Short-Term Investments	$2,621,574	$3,309	$(2,283)	$2,622,600	$2,664,878	$2,718	$(3,841)	$2,663,755

Publicly Traded Equity Security	$—	$—	$—	$—	$5,610	$1,486	$—	$7,096
Private Equity Security	—	—	—	—	5,000	—	—	5,000
Mutual Funds	17,804	1,523	(92)	19,235	16,611	1,619	(14)	18,216

Total Financial Instruments	$2,639,378	$4,832	$(2,375)	$2,641,835	$2,692,099	$5,823	$(3,855)	$2,694,067

Reported Within
Cash and Cash Equivalents	$1,156,184	$—	$—	$1,156,184	$1,162,473	$—	$—	$1,162,473
Short-Term Investments	1,299,005	3,309	(2,283)	1,300,031	1,335,868	2,718	(3,841)	1,334,745
Restricted Cash and Investments	166,385	—	—	166,385	166,536	—	—	166,536
Other assets	17,804	1,523	(92)	19,235	27,222	3,105	(14)	30,313

Total	$2,639,378	$4,832	$(2,375)	$2,641,835	$2,692,099	$5,823	$(3,855)	$2,694,067

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 29, 2013 or September 23, 2012. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.2 million and $(0.6) million, respectively, in the three months ended September 29, 2013 and $0.3 million and $(0.4) million, respectively, in the three months ended September 23, 2012.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	September 29, 2013
	Unrealized Losses		Unrealized Losses
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$38,907	$(141)	$—	$—	$38,907	$(141)
US Treasury and Agencies	58,400	(116)	—	—	58,400	(116)
Government-Sponsored Enterprises	14,988	(40)	—	—	14,988	(40)
Foreign Government Bonds	8,162	(8)	—	—	8,162	(8)
Corporate Notes and Bonds	302,417	(977)	715	(20)	303,132	(997)
Mortgage Backed Securities - Residential	25,013	(322)	—		25,013	(322)
Mortgage Backed Securities - Commercial	62,157	(498)	6,555	(161)	68,712	(659)

Total Short-Term Investments	$510,044	$(2,102)	$7,270	$(181)	$517,314	$(2,283)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows as of September 29, 2013:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,372,583	$1,373,071
Due after one year through five years	851,648	852,550
Due in more than five years	156,046	155,432
No Single Maturity Date	10,584	10,834

	$2,390,861	$2,391,887

Management has the ability, if necessary, to liquidate any of its cash equivalents and short-term investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into foreign currency forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these forward contracts are large global financial institutions that the Company believes are creditworthy, and therefore, we do not consider the risk of counterparty nonperformance to be material.

Cash Flow Hedges

The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and euro-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using forward contracts that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three months ended September 29, 2013 or September 23, 2012 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At September 29, 2013, the Company had gains of $3.5 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of September 29, 2013, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
Foreign Currency Forward Contracts	(in thousands)
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$110,274	$—	$93,945
Swiss Francs	—	—	18,692	1,621
Euro	58,281	—	5,081	18,452
Korean Won	—	—	14,771	—
Taiwan Dollar	—	—	121,742	—

	$58,281	$110,274	$160,286	$114,018

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets as of September 29, 2013 and June 30, 2013 were as follows:

	September 29, 2013				June 30, 2013
	Fair Value of Derivative Instruments				Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$4,169	Accrued liabilities	$130	Prepaid expense and other assets	$4,858	Accrued liabilities	$1,577
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	15	Accrued liabilities	237	Prepaid expense and other assets	71	Accrued liabilities	43

Total derivatives		$4,184		$367		$4,929		$1,620

Under the master netting agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of September 29, 2013, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $0.4 million, resulting in a net derivative asset of $3.8 million. As of June 30, 2013, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $1.6 million, resulting in a net derivative asset of $3.3 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations was as follows:

		Three Months Ended September 29, 2013			Three Months Ended September 23, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)			(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$4,878	$3,383	$93	$(2,726)	$857	$—
Foreign Exchange Contracts	Cost of goods sold	149	651	(32)	1,251	(2,024)	—
Foreign Exchange Contracts	Selling, general, and administrative	48	317	(15)	756	(759)	—
Foreign Exchange Contracts	Other income (expense)	—	—	—	—	—	(22)

		$5,075	$4,351	$46	$(719)	$(1,926)	$(22)

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 29, 2013	September 23, 2012
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income (expense)	$6,027	$(5,382)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, restricted cash and investments, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit in large global financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are creditworthy and, accordingly, minimal credit risk exists with respect to these balances.

The Company’s overall portfolio of available-for-sale securities must maintain an average minimum rating of “AA-” or “Aa3” as rated by Standard and Poor’s or Moody’s Investor Services, respectively. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 29,	June 30,
	2013	2013
	(in thousands)
Raw materials	$350,770	$312,484
Work-in-process	90,916	101,530
Finished goods	173,104	145,303

	$614,790	$559,317

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	September 29,	June 30,
	2013	2013
	(in thousands)
Manufacturing, engineering and office equipment	$530,276	$521,047
Computer equipment and software	120,046	120,144
Land	50,394	65,360
Buildings	232,102	249,126
Leasehold improvements	86,747	76,225
Furniture and fixtures	22,764	21,110

	1,042,329	1,053,012
Less: accumulated depreciation and amortization	(477,484)	(449,102)

	$564,845	$603,910

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no change in the goodwill balance during the three months ended September 29, 2013. Of the $1.5 billion goodwill balance as of September 29, 2013, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

The Company’s goodwill is measured at fair value when an impairment exists. Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the three months ended September 29, 2013 or September 23, 2012.

Intangible Assets

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of September 29, 2013 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Useful Life (years)
Customer relationships	$624,656	$(121,706)	$502,950	9.01
Existing technology	653,564	(162,444)	491,120	6.97
Patents	32,053	(22,627)	9,426	6.09
Other intangible assets	35,216	(35,108)	108	4.10

Intangible assets subject to amortization	1,345,489	(341,885)	1,003,604
In process research and development	20,000		20,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	29,100		29,100

Total intangible assets	$1,374,589	$(341,885)	$1,032,704

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of June 30, 2013 (in thousands, except years):

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

The Company recognized $41.6 million and $44.6 million in intangible asset amortization expense during the three months ended September 29, 2013 and September 23, 2012, respectively.

The estimated future amortization expense of purchased intangible assets as of September 29, 2013 is as follows (in thousands):

Fiscal Year	Amount
2014 (9 months)	$120,759
2015	159,102
2016	156,885
2017	155,144
2018	153,958
Thereafter	257,756

$1,003,604

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 29,	June 30,
	2013	2013
	(in thousands)
Accrued compensation	$275,589	$254,795
Warranty reserves	58,983	52,252
Income and other taxes payable	32,894	39,420
Other	125,394	118,061

	$492,860	$464,528

NOTE 9 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended
	September 29,	September 23,
	2013	2012
	(in thousands)
Interest income	$2,723	$3,800
Interest expense	(15,302)	(15,144)
Gains (losses) on deferred compensation plan related assets	37	2,741
Foreign exchange losses	(222)	(368)
Other, net	(1,498)	(967)

	$(14,262)	$(9,938)

NOTE 10 — INCOME TAX EXPENSE

The Company recorded an income tax provision of $5.6 million, which yielded an effective tax rate for the quarter ended September 29, 2013 of approximately 6.2%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended September 29, 2013 is primarily due to the geographic mix of income, the treatment of discrete items in determining the effective tax rate, and the tax effect of non-deductible stock-based compensation.

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

	Three Months Ended
	September 29,	September 23,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income	$85,506	$2,768

Denominator:
Basic average shares outstanding	162,896	179,928
Effect of potential dilutive securities:
Employee stock plans	2,868	1,998
Convertible notes	5,599	—

Diluted average shares outstanding	171,363	181,926

Net income per share - basic	$0.52	$0.02

Net income per share - diluted	$0.50	$0.02

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 29,	September 23,
	2013	2012
	(in thousands)
Number of potential dilutive securities excluded	290	2,147

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

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for- sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 30, 2013	$(17,178)	$2,822		$(15)		$(14,322)	$(28,693)
Other comprehensive income (loss) before reclassifications	3,559	4,507		686		314	9,066
Losses (gains) reclassified from accumulated other comprehensive income to net income	—	(3,802	)(1)	74	(2)	—	(3,728)

Net current-period other comprehensive income (loss)	$3,559	$705		$760		$314	$5,338

Balance as of September 29, 2013	$(13,619)	$3,527		$745		$(14,008)	$(23,355)

(1)	Amount of gain (loss) reclassified from accumulated other comprehensive income into net income (loss) located in revenue: ($3,010), cost of goods sold: ($554) and selling, general and administrative expenses: ($238).
(2)	Amount of loss reclassified from accumulated other comprehensive income into net income located in other expense, net

NOTE 13 — LONG-TERM DEBT

The following table reflects the carrying value of the Company’s convertible senior notes and other long-term debt as of September 29, 2013 and June 30, 2013:

	September 29,	June 30,
	2013	2013
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(42.0)	(45.7)

Net carrying amount of 0.50% Notes due 2016	408.0	404.3

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(73.4)	(76.9)

Net carrying amount of 1.25% Notes due 2018	376.6	373.1

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(186.0)	(186.9)

Net carrying amount of 2.625% Notes due 2041	513.9	513.0

Total debt	1,298.5	1,290.4

Less: current portion of debt	(513.9)	(513.0)

Long-term debt	$784.6	$777.4

Convertible Senior Notes

In May 2011, the Company issued and sold $450.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The 2016 Notes and the 2018 Notes may be converted, under certain circumstances, based on an initial conversion rate of 15.8687 shares of Common Stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $63.02 per share of Common Stock).The net proceeds to the Company from the sale of the 2016 Notes and the 2018 Notes were $835.5 million. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, on a semi-annual basis on May 15 and November 15 of each year.

In June 2012, with the acquisition of Novellus, the Company assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Notes”). The 2041 Notes may be converted, under certain circumstances, based on an initial conversion rate of 28.4781 shares of Common Stock per $1,000 principal amount of notes (which represents an initial conversion price of approximately $35.11 per share of Common Stock). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the 2041 Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in other non-current liabilities, with any gains and losses recorded in interest expense, within the Condensed Consolidated Statements of Operations.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of September 29, 2013. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the three months ended September 29, 2013 were 4.29%, 5.27%, and 4.28% respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three months ended September 29, 2013 and September 23, 2012.

	Three Months Ended
	September 29,	September 23,
	2013	2012
	(in millions)
Contractual interest coupon	$6.6	$6.6
Amortization of interest discount	8.1	7.8
Amortization of issuance costs	0.6	0.6

Total interest cost recognized	$15.3	$15.0

The remaining bond discount of the 2016 Notes, the 2018 Notes, and the 2041 Notes of $42.0 million, $73.4 million, and $186.0 million, respectively, as of September 29, 2013 will be amortized over their respective remaining lives of approximately 2.6 years, 4.6 years, and 27.6 years. As of September 29, 2013, the if-converted value of the 2016 Notes and 2018 Notes did not exceed the aggregate principal amount. As of September 29, 2013, the if-converted value of the 2041 Notes exceeded the aggregate principal amount by $320 million.

Convertible Note Hedges and Warrants

Concurrently with the issuance of the 2016 Notes and the 2018 Notes, the Company purchased convertible note hedges and sold warrants. The separate convertible note hedge and warrant transactions are collectively structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and the 2018 Notes and to increase the effective initial conversion price to $71.34 and $76.10 per share, respectively. Each of these components is discussed below:

Concurrent with the issuance of the 2016 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of Common Stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 29, 2013, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2016 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes.

Concurrent with the issuance of the 2018 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of Common Stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 29, 2013, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2018 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes.

Conversion Period

During the fiscal quarters ended June 30, 2013 and September 29, 2013 the Company’s common stock for 20 or more trading days of the 30 consecutive trading days preceding the quarter end was greater than or equal to 130% of the 2041 Note conversion price. As a result, the 2041 Notes became convertible at the option of the holder anytime during the fiscal quarters ending September 29, 2013 and December 29, 2013. However, there were no conversions of the 2041 Notes during the September 2013 quarter or the December 2013 quarter as of November 7, 2013.

As a result of the open conversion period, the carrying amount of the 2041 Notes was classified in current liabilities in our Consolidated Balance Sheets as of September 29, 2013 and June 30, 2013. The excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity as of September 29, 2013 and June 30, 2013. Upon closure of a conversion period, all 2041 Notes not converted will be reclassified back to noncurrent liabilities and the temporary equity is reclassified to permanent equity.

Fair Value of Notes

As of September 29, 2013, the face values of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of September 29, 2013, the fair values of the 2016 Notes, the 2018 Notes, and the 2041 Notes, which includes the debt and equity components, were approximately $516.4 million, $544.5 million, and $1,110.6 million respectively, based on quoted market prices (Level 1 inputs within the fair value hierarchy).

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of September 29, 2013.

When the terms of the Operating Leases expire, the property subject to those Operating Leases may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than approximately $141.7 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $164.9 million, in the aggregate.

In prior fiscal years, the Company recognized aggregate restructuring charges of $26.7 million related to the reassessment of the residual value guarantee for such lease. This amount has been recorded in other long-term liabilities as of September 29, 2013.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of September 29, 2013, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 29, 2013, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $20.0 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 29,	September 23,
	2013	2012
	(in thousands)
Balance at beginning of period	$58,078	$70,161
Warranties issued during the period	16,753	19,692
Settlements made during the period	(14,305)	(24,375)
Changes in liability for pre-existing warranties	(655)	2,358

Balance at end of period	$59,871	$67,836

NOTE 15 — RESTRUCTURING AND IMPAIRMENTS

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

March 2009 Plan

Beginning in the March 2009 quarter, the Company incurred restructuring expenses designed to align the Company’s cost structure with its outlook for the economic environment and business opportunities. The remaining liability under this plan of $26.7 million relates to the residual value guarantee under certain of the Company’s unoccupied operating leases. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding residual value guarantees.

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability related to future rent obligations on unoccupied facilities was assumed in the Novellus acquisition. The associated liability balance of $12.3 million, as of September 29, 2013, is expected to be paid by the end of fiscal year 2017.

NOTE 16 — STOCK REPURCHASE PROGRAM

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2013				$250,000
Quarter ended September 29, 2013	1,935	$96,462	$48.06	$153,538

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that had not settled as of quarter end and for which final price per share information was not yet known. See Collared Accelerated Share Repurchases section below for details regarding average price associated with these transactions.

In addition to shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 29, 2013, the Company acquired 159,000 shares at a total cost of $7.8 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three months ended September 29, 2013 included the following:

Collared Accelerated Share Repurchases

During the three months ended September 29, 2013, the Company entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, the Company made an up-front cash payment of $75 million, in exchange for an initial delivery of 1.2 million shares of its Common Stock and a subsequent delivery of 0.3 million shares following the initial hedge period.

The number of shares to ultimately be repurchased by the Company is based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provide a minimum and maximum number of shares that the Company could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. The ASR was scheduled to end at any time after September 27, 2013 and on or before November 27, 2013. At the conclusion of the ASR, the Company may receive additional shares based on the VWAP of the Common Stock during the term of the agreement minus the pre-determined fixed discount, however, the total number of shares received under the ASR would not exceed the maximum of 1.7 million shares.

The counterparty designated October 28, 2013 as the termination date, at which time the Company settled the ASR. No additional shares were received at final settlement, which represented a weighted average share price of approximately $50.40 for the transaction period.

The Company accounted for the ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of September 29, 2013, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

NOTE 17 — LEGAL PROCEEDINGS

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “we believe,” “we anticipate,” “we expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development (“R&D”) expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2013 (our “2013 Form 10-K”) and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended September 29, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2013 Form 10-K.

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

Industry conditions have improved since the beginning of calendar year 2013, and accordingly our September 2013 quarter represents our second consecutive quarter of revenue growth as customers increased their investments in semiconductor equipment to support their business. We believe that, over the long term, demand for our products will increase as customers’ capital expenditures rise to meet growing demand for semiconductor devices and to address the increasing complexity of semiconductor manufacturing.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
Revenue	$1,015,059	$986,214	$906,888
Gross margin	$431,858	$413,927	$333,886
Gross margin as a percent of revenue	42.5%	42.0%	36.8%
Total operating expenses	$326,450	$327,429	$317,174
Net income	$85,506	$85,707	$2,768
Diluted net income per share	$0.50	$0.50	$0.02

In the September 2013 quarter, revenue increased compared to the quarter ended June 30, 2013 (the “June 2013 quarter”), reflecting increased investments by our customers. Gross margin as a percent of revenues increased as compared to the June 2013 quarter due to a more favorable business mix combined with factory and manufacturing savings including integration cost synergies. Operating expenses in the September 2013 quarter remained relatively flat as compared to the June 2013 quarter.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.6 billion as of September 29, 2013 compared to $2.7 billion as of June 30, 2013. Cash generated by operations was approximately $52 million during the September 2013 quarter. We used cash during the September 2013 quarter to repurchase $104 million of our shares and purchase $24 million of property and equipment. Employee headcount decreased slightly as of September 29, 2013 as compared to June 30, 2013 to approximately 6,500 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
Shipments (in millions)	$987	$1,080	$935
Taiwan	21%	32%	29%
Asia Pacific	19%	15%	22%
Korea	18%	20%	16%
North America	17%	13%	18%
Japan	17%	13%	8%
Europe	8%	7%	7%

Shipments for the September 2013 quarter decreased 9% compared to the June 2013 quarter, primarily due to a delay in shipments resulting from a change in the timing of investments by certain foundry and memory customers, and increased 6% compared to the September 2012 quarter as customer demand for semiconductor equipment increased. The percentage of total system shipments to each of the market segments we serve were as follows for the periods presented:

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
Memory	48%	46%	42%
Foundry	36%	43%	48%
Logic/integrated device manufacturing	16%	11%	10%

Revenue

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
Revenue (in millions)	$1,015	$986	$907
Taiwan	24%	33%	28%
Korea	23%	17%	24%
Asia Pacific	17%	16%	15%
North America	14%	15%	18%
Japan	13%	11%	8%
Europe	9%	8%	7%

Revenue for the September 2013 quarter increased 3% compared to the June 2013 quarter and 12% as compared to the September 2012 quarter, reflecting increased customer demand. Our deferred revenue balance decreased to $334 million as of September 29, 2013 compared to $389 million as of June 30, 2013. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $84 million as of September 29, 2013 compared to $70 million as of June 30, 2013.

Gross Margin

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
	(in thousands, except percentages)
Gross margin	$431,858	$413,927	$333,886
Percent of revenue	42.5%	42.0%	36.8%

The increase in gross margin as a percentage of revenue during the September 2013 quarter as compared to the June 2013 quarter is primarily due to a more favorable business mix combined with factory and manufacturing savings including integration cost synergies.

The increase in gross margin as a percentage of revenue during the September 2013 quarter as compared to the September 2012 quarter is primarily due to improved factory savings, as well as a more favorable product mix. Additionally, the acquisition-related inventory fair value impact decreased by $42 million in the September 2013 quarter as compared to the same quarter last year.

Research and Development

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
	(in thousands, except percentages)
Research and development (“R&D”)	$170,567	$180,220	$163,311
Percent of revenue	16.8%	18.3%	18.0%

We continue to make significant R&D investments focused on leading-edge plasma etch, deposition, single-wafer clean and other semiconductor manufacturing requirements. The decrease in R&D expenses during the September 2013 quarter compared to the June 2013 quarter was primarily due to an $8.5 million decrease associated with the timing of certain equipment development projects.

The increase in R&D expenses during the September 2013 quarter compared to the same period in the prior year was primarily due to a $5 million increase in salaries and benefits, as well as additional supply purchases.

Selling, General and Administrative

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$155,883	$147,209	$153,863
Percent of revenue	15.4%	14.9%	17.0%

The increase in SG&A expenses during the September 2013 quarter compared to the June 2013 quarter was primarily due to a $7 million impairment of a long-lived asset.

The increase in SG&A expenses in the September 2013 quarter compared to the same period in the prior year was primarily due to a $7 million impairment of a long-lived asset offset by a $5 million decrease in integration costs.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended
	September 29,	June 30,	September 23,
	2013	2013	2012
	(in thousands)
Interest income	$2,723	$3,326	$3,800
Interest expense	(15,302)	(15,114)	(15,144)
Gains (losses) on deferred compensation plan related assets	37	2,677	2,741
Foreign exchange losses	(222)	(1,872)	(368)
Other, net	(1,498)	(1,268)	(967)

	$(14,262)	$(12,251)	$(9,938)

Interest income decreased in the three months ended September 29, 2013 as compared to each of the three months ending June 30, 2013 and September 23, 2012 as a result of lower interest rate yields.

We incurred insignificant foreign exchange losses in the three months ended September 29, 2013 and the three months ended September 23, 2012. Foreign exchange losses in the three months ended June 30, 2013 were related to un-hedged portions of the balance sheet exposures.

In the three months ended June 30, 2013 and September 23, 2012, we recognized gains on assets which are related to obligations under our deferred compensation plan, due to changes in the market value of securities in this portfolio.

Income Tax Expense

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 29,	September 23,
	2013	2012
	(in millions, except percentages)
Provision for income taxes	$5.6	$4.0
Effective tax rate	6.2%	59.1%

The decrease in the effective tax rate for the three months ended September 29, 2013 compared to the three months ended September 23, 2012 was primarily due to the level of income and the treatment of integration and impairment expenses as a discrete event in determining the effective tax rate. In addition, the U.S. federal research and development credit is available through December 31, 2013 for the calculation of the tax provision for the quarter ended September 29, 2013. The credit was not available for the quarter ended September 23, 2012 and therefore no tax benefit was included in the calculation of the tax provision for that quarter.

The effective tax rate of 6.2% for the three months ended September 29, 2013 includes $4.1 million of tax benefit related to the tax impact of integration, restructuring, and impairment expenses of $18.9 million. The effective tax rate of 59.1% for the three months ended September 23, 2012 included the tax impact of discrete items that primarily consisted of the effective tax rate impact of $17.0 million of integration expenses for which little tax benefit was derived due to expenses incurred in low tax jurisdictions.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

Revenue Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have received customer acceptance, completed our system installation obligations, or are otherwise released from our installation or customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements based on their relative selling prices, provided the elements have value on a stand-alone basis. Our sales arrangements do not include a general right of return. The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services upon completion of the services requested by a customer order. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer but all conditions for revenue recognition have not been met, we record deferred revenue and/or deferred costs of sales in deferred profit on our Consolidated Balance Sheets.

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

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranties to customers as part of the overall price of the system. We provide standard warranties for our systems. When appropriate, we record a provision for estimated warranty expenses to cost of sales for each system when we recognize revenue. We do not maintain general or unspecified reserves; all warranty reserves are related to specific systems. The amount recorded is based on an analysis of historical activity that uses factors such as type of system, customer, geographic region, and any known factors such as tool reliability trends. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

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

We make quarterly assessments of the adequacy of our tax credit pool related to equity-based compensation to determine if there are any deficiencies that we are required to recognize in our Consolidated Statements of Operations. We will only recognize a benefit from stock-based compensation in paid-in-capital if we realize an incremental tax benefit after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits for income tax footnote disclosure purposes. We track these stock award attributes separately and will only recognize these attributes through paid-in-capital.

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

Recent Accounting Pronouncements

In July 2013, the FASB released Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting fiscal year 2015 and are currently in the process of determining the impact, if any, on our financial position.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2013, we had $2.6 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $2.7 billion as of June 30, 2013. Approximately $2.0 billion of our total cash and investments as of September 29, 2013 is held outside the U.S. in our foreign subsidiaries, of which substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities

Net cash provided by operating activities of $52 million during the three months ended September 29, 2013 consisted of (in millions):

Net income	$85.5
Non-cash charges:
Depreciation and amortization	74.3
Equity-based compensation	23.2
Amortization of convertible note discount	8.1
Impairment of long lived assets	7.0
Changes in operating asset and liability accounts	(150.3)
Other	4.1

$51.9

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $109.2 million and inventories of $55.1 million and a decrease in deferred profit of $36.6 million, partially offset by sources of cash resulting from decreases in prepaid expenses of $22.0 million and increases in accrued liabilities of $22.7 million and trade accounts payable of $5.8 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended September 29, 2013 was $18.9 million, primarily consisting of net sales of available-for-sale securities of $42.6 million partially offset by capital expenditures of $23.8 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the three months ended September 29, 2013 was $76.6 million, primarily consisting of $104.3 million in treasury stock repurchases partially offset by net proceeds from issuance of Lam Research common stock (“Common Stock”) related to employee equity-based plans of $27.7 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments at September 29, 2013 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2013 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 30, 2013. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 29, 2013. Actual results may differ materially.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 29, 2013 were as follows:

	Valuation of Securities					Valuation of Securities
	Given an Interest Rate			Fair Value as of		Given an Interest Rate
	Decrease of X Basis Points			September 29, 2013		Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$252,192	$250,750	$249,307	$247,864	$246,421	$244,978	$243,536
US Treasury & Agencies	158,741	157,294	155,847	154,401	152,953	151,506	150,059
Government-Sponsored Enterprises	55,908	55,510	55,112	54,713	54,315	53,917	53,519
Foreign Government Bond	24,156	24,004	23,851	23,699	23,546	23,394	23,241
Corporate Notes and Bonds	858,165	853,809	849,452	845,095	840,739	836,382	832,026
Mortgage Backed Securities - Residential	26,313	25,948	25,583	25,218	24,854	24,489	24,124
Mortgage Backed Securities - Commercial	104,580	103,955	103,331	103,092	102,082	101,457	100,833

Total	$1,480,055	$1,471,270	$1,462,483	$1,454,082	$1,444,910	$1,436,123	$1,427,338

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

Design of Disclosure Controls and Procedures and Internal Control over Financial Reporting

We maintain disclosure controls and procedures and internal control over final reporting that are designed to comply with Rule 13a-15 of the Exchange Act. In designing and evaluating the controls and procedures associated with each, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that the effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that a control system cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of September 29, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our Long-term Success, Results of Operations and the Value of Our Common Stock Depend on Our Ability to Successfully Combine the Novellus Business With Our Pre-existing Business, Which May Be More Difficult, Costly or Time-consuming Than Expected

On June 4, 2012, we acquired Novellus Systems, Inc. (“Novellus”), and we are in the process of completing the combination of Novellus’ business with our pre-existing business. Our future success, results of operations and the value of our common stock depend, in part, on our ability to realize the anticipated benefits of the acquisition. For us to fully realize these anticipated benefits, we must successfully combine our businesses in an efficient and effective manner and communicate the impact that the business combination will have on our financial statements. If we are not able to achieve and clearly communicate these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer than expected to realize, and our results of operations and the value of our common stock may be adversely affected.

Specific issues that we will have to continue to address in integrating the operations of Novellus into our pre-existing operations in order to realize the anticipated benefits of the acquisition include, among other things:

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

In addition, integration efforts have diverted and will continue to divert management attention and resources, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the combined company’s operations or to realize the anticipated benefits of the acquisition.

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

Conversion of our Notes may cause dilution to our shareholders and to our earnings per share. Upon conversion of any Notes, we will deliver cash in the amount of the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our common stock, which would result in dilution to our shareholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes or through share repurchases. Prior to the maturity of the Notes, if the price of our common stock exceeds the conversion price, U.S. GAAP requires that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our common stock could also be affected by sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging activity that may develop involving our common stock by holders of the Notes.

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

Similarly, our customers may team with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. Even if they select our equipment, the institutions and the customers that follow their lead could impose conditions on acceptance of that equipment, such as adherence to standards and requirements or limitations on how we license our proprietary rights, that increase our costs or require us to take on greater risk. These actions could adversely impact our market share and financial results.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 86% of total revenue in the three months ended September 29, 2013, 80% of total revenue in fiscal year 2013, and 83% of total revenue in fiscal year 2012. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

In addition, we have recently merged the enterprise system used by Novellus prior to its acquisition by Lam with our global enterprise system. Combining these two systems was a complex process and there is possibility for error in the merger process. While we have exerted considerable efforts to ensure a fully operational system, should an error occur there could be a short-term adverse effect on our ability to conduct business in an efficient manner.

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

Intellectual Property, Indemnity and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other parties send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property or other issues. We also face risks of claims arising from commercial and other relationships. In addition, our Bylaws and other indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to us. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.

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

We May Incur Impairments to Goodwill or Long-Lived Assets

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

Repurchases of Company Shares

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three months ended September 29, 2013 included the following:

Collared Accelerated Share Repurchases

During the three months ended September 29, 2013, the Company entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, the Company made an up-front cash payment of $75 million, in exchange for an initial delivery of 1.2 million shares of its Common Stock and a subsequent delivery of 0.3 million shares following the initial hedge period.

The number of shares to ultimately be repurchased by the Company is based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provide a minimum and maximum number of shares that the Company could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. The ASR was scheduled to end at any time after September 27, 2013 and on or before November 27, 2013. At the conclusion of the ASR, the Company may receive additional shares based on the VWAP of the Common Stock during the term of the agreement minus the pre-determined fixed discount, however the total number of shares received under the ASR would not exceed the maximum of 1.7 million shares.

The counterparty designated October 28, 2013 as the termination date, at which time the Company settled the ASR. No additional shares were received at final settlement, which represented a weighted average share price of approximately $50.40 for the transaction period.

The Company accounted for the ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of September 29, 2013, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 30, 2013				$250,000
July 1, 2013 - July 31, 2013	85	$49.52	—	$250,000
August 1, 2013 - August 31, 2013	476	$48.15	434	$229,129
September 1, 2013 - September 29,2013	1,532	$48.88	1,501	$153,538

Total	2,093	$48.39	1,935

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that had not settled as of quarter end and for which final price per share information was not yet known. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under the Board-authorized repurchase program (as described above), included in this column are 159,000 shares acquired at a total cost of $7.8 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: November 7, 2013	LAM RESEARCH CORPORATION (Registrant)

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