Form 10-Q
period 2013-12-29
LAM RESEARCH CORP
filed 2014-02-06
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2013

or

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

As of January 31, 2014, the Registrant had 162,312,544 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 29, 2013	June 30, 2013
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,132,555	$1,162,473
Short-term investments	1,389,735	1,334,745
Accounts receivable, less allowance for doubtful accounts of $5,315 as of December 29, 2013 and $5,448 as of June 30, 2013	909,720	602,624
Inventories	661,572	559,317
Deferred income taxes	17,095	27,674
Prepaid expenses and other current assets	138,359	106,996

Total current assets	4,249,036	3,793,829
Property and equipment, net	546,193	603,910
Restricted cash and investments	166,395	166,536
Goodwill	1,457,320	1,452,196
Intangible assets, net	995,746	1,074,345
Other assets	141,108	159,499

Total assets	$7,555,798	$7,250,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$252,586	$200,254
Accrued expenses and other current liabilities	529,119	464,528
Deferred profit	224,386	225,038
Current portion of long-term debt, convertible notes, and capital leases	516,481	514,655

Total current liabilities	1,522,572	1,404,475
Long-term debt, convertible notes, and capital leases	803,276	789,256
Income taxes payable	248,996	246,479
Other long-term liabilities	129,710	134,313

Total liabilities	2,704,554	2,574,523

Commitments and contingencies

Senior convertible notes	185,154	186,920

Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 162,169 shares as of December 29, 2013 and 162,873 shares as of June 30, 2013	162	163
Additional paid-in capital	5,153,414	5,084,544
Treasury stock, at cost; 91,764 shares as of December 29, 2013 and 89,205 shares as of June 30, 2013	(3,679,151)	(3,539,830)
Accumulated other comprehensive loss	(15,521)	(28,693)
Retained earnings	3,207,186	2,972,688

Total stockholders’ equity	4,666,090	4,488,872

Total liabilities and stockholders’ equity	$7,555,798	$7,250,315

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Revenue	$1,116,061	$860,886	$2,131,120	$1,767,774
Cost of goods sold	628,272	545,472	1,211,473	1,118,474

Gross margin	487,789	315,414	919,647	649,300
Research and development	174,477	165,951	345,044	329,262
Selling, general and administrative	148,838	145,421	304,721	299,284

Total operating expenses	323,315	311,372	649,765	628,546

Operating income	164,474	4,042	269,882	20,754
Other expense, net	(3,837)	(13,390)	(18,099)	(23,328)

Income (loss) before income taxes	160,637	(9,348)	251,783	(2,574)
Income tax expense (benefit)	11,645	(15,756)	17,285	(11,750)

Net income	$148,992	$6,408	$234,498	$9,176

Net income per share:
Basic	$0.92	$0.04	$1.44	$0.05

Diluted	$0.87	$0.04	$1.37	$0.05

Number of shares used in per share calculations:
Basic	162,305	170,699	162,603	175,314

Diluted	171,757	173,027	171,592	177,490

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012

Net income	$148,992	$6,408	$234,498	$9,176

Other comprehensive income, net of tax:
Foreign currency translation adjustment	6,284	8,969	9,843	4,844
Cash flow hedges:
Net unrealized gains during the period	4,328	2,347	8,835	1,628
Net losses (gains) reclassified into earnings	(3,017)	363	(6,819)	2,289

	1,311	2,710	2,016	3,917
Available-for-sale investments:
Net unrealized gains (losses) during the period	386	(1,497)	1,073	1,192
Net gains reclassified into earnings	(218)	(923)	(145)	(942)

	168	(2,420)	928	250
Defined benefit plan, net change in unrealized component	71	164	385	323

Other comprehensive income, net of tax	7,834	9,423	13,172	9,334

Comprehensive income	$156,826	$15,831	$247,670	$18,510

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 29, 2013	December 23, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234,498	$9,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,883	153,204
Deferred income taxes	12,457	(19,337)
Impairment of long-lived asset	7,632	—
Equity-based compensation expense	46,281	48,441
Amortization of convertible note discount	16,339	15,595
Other, net	1,687	25,744
Changes in operating assets and liabilities	(285,829)	209,665

Net cash provided by operating activities	180,948	442,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,101)	(82,889)
Cash paid for business acquisition	(18,388)	(8,716)
Purchases of available-for-sale securities	(459,290)	(628,074)
Sales and maturities of available-for-sale securities	413,103	588,186
Repayments of notes receivable	10,000	—
Proceeds from sale of assets	21,635	660
Transfer of restricted cash and investments	150	179

Net cash used for investing activities	(94,891)	(130,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(807)	(780)
Treasury stock purchases	(152,195)	(710,089)
Reissuances of treasury stock related to employee stock purchase plan	15,119	9,925
Proceeds from issuance of common stock	21,023	7,534

Net cash used for financing activities	(116,860)	(693,410)

Effect of exchange rate changes on cash	885	7,013
Net decrease in cash and cash equivalents	(29,918)	(374,563)
Cash and cash equivalents at beginning of period	1,162,473	1,564,752

Cash and cash equivalents at end of period	$1,132,555	$1,190,189

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2013

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

The consolidated financial statements include the accounts of Lam Research and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year (the “2014 fiscal year”) will end June 29, 2014 and includes 52 weeks. The quarters ended December 29, 2013 (the “December 2013 quarter”) and December 23, 2012 (the “December 2012 quarter”) both included 13 weeks.

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in millions)
Equity-based compensation expense	$23.0	$24.0	$46.3	$48.4
Income tax benefit related to equity-based compensation expense	$3.7	$3.3	$7.6	$9.0

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan and 2011 Stock Incentive Plan (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of December 29, 2013, there was a total of 5,545,356 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of December 29, 2013, there were an additional 13,247,547 shares reserved and available for future equity-based awards under the Plans.

A summary of stock option activity under the Plans as of December 29, 2013 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of December 29, 2013 (in thousands)

Outstanding at June 30, 2013	2,571	$26.87	4.48

Exercised	(842)	$24.98

Forfeited or expired	(1)	$29.71

Outstanding at December 29, 2013	1,728	$27.79	4.88	$45,607

Exercisable at December 29, 2013	1,270	$24.17	4.30	$38,118

The fair value of the Company’s stock options was estimated using a Black-Scholes option valuation model. The total intrinsic value of options exercised during the three months ended December 29, 2013 and December 23, 2012 was $8.1 million and $4.1 million, respectively. The total intrinsic value of options exercised during the six months ended December 29, 2013 and December 23, 2012 was $22.2 million and $4.7 million, respectively. As of December 29, 2013, there was $4.2 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 1.1 years.

A summary of the Company’s RSUs as of December 29, 2013 and changes during the six months then ended is presented below:

Unvested Restricted Stock Units	Shares (in thousands)	Average Grant- Date Fair Value
Unvested at June 30, 2013	4,842	$39.32
Granted	127	$51.97
Vested	(1,014)	$39.45
Forfeited	(138)	$39.49

Unvested at December 29, 2013	3,817	$39.70

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Common Stock at the date of grant. As of December 29, 2013, there was $90.4 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.5 years.

ESPP

The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase the Company’s Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of December 29, 2013, there was a total of 9,073,882 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model assuming no expected dividends and the following weighted-average assumptions for the six months ended December 29, 2013:

Six Months Ended December 29, 2013

Expected term (years)	0.66
Expected stock price volatility	31.43%
Risk-free interest rate	0.11%

As of December 29, 2013, there was $8.6 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 8 months.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 29, 2013:

		Fair Value Measurement at December 29, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$730,194	$730,194	$—	$—
Municipal Notes and Bonds	252,261	—	252,261	—
US Treasury and Agencies	175,673	175,673	—	—
Government-Sponsored Enterprises	38,399	—	38,399	—
Foreign Government Bonds	29,708	—	29,708	—
Corporate Notes and Bonds	928,123	164,885	763,238	—
Mortgage Backed Securities - Residential	26,941	—	26,941	—
Mortgage Backed Securities - Commercial	103,515	—	103,515	—

Total Short-Term Investments	$2,284,814	$1,070,752	$1,214,062	$—
Mutual Funds	22,324	22,324	—	—
Derivative Assets	5,618	—	5,618	—

Total Assets	$2,312,756	$1,093,076	$1,219,680	$—

Liabilities
Derivative Liabilities	$293	$—	$244	$49

The amounts in the table above are reported in the Consolidated Balance Sheet as of December 29, 2013 as follows:

Reported Within:	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents	$730,194	$730,194	$—	$—
Short-Term Investments	1,389,735	175,673	1,214,062	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	5,618	—	5,618	—
Other Assets	22,324	22,324	—	—

Total Assets	$2,312,756	$1,093,076	$1,219,680	$—

Accrued Expenses and Other Current Liabilities	$244	$—	$244	$—
Other Non-current Liabilities	49	—	—	49

Total Liabilities	$293	$—	$244	$49

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013:

		Fair Value Measurement at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$725,311	$725,311	$—	$—
Municipal Notes and Bonds	268,746	—	268,746	—
US Treasury and Agencies	155,293	155,293	—	—
Government-Sponsored Enterprises	54,805	—	54,805	—
Foreign Government Bond	24,972	—	24,972	—
Corporate Notes and Bonds	860,492	164,885	695,607	—
Mortgage Backed Securities - Residential	27,365	—	27,365	—
Mortgage Backed Securities - Commercial	107,958	—	107,958	—

Total Short-Term Investments	$2,224,942	$1,045,489	$1,179,453	$—
Equities	7,096	7,096	—	—
Mutual Funds	18,216	18,216	—	—
Derivative Assets	4,929	—	4,929	—

Total Assets	$2,255,183	$1,070,801	$1,184,382	$—

Liabilities
Derivative Liabilities	$1,815	$—	$1,620	$195

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 30, 2013 as follows:

Reported Within:	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents	$725,311	$725,311	$—	$—
Short-Term Investments	1,334,746	155,293	1,179,453	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	4,929	—	4,929	—
Other Assets	25,312	25,312	—	—

Total Assets	$2,255,183	$1,070,801	$1,184,382	$—

Accrued Expenses and Other Current Liabilities	$1,620	$—	$1,620	$—
Other Non-current Liabilities	195	—	—	195

Total Liabilities	$1,815	$—	$1,620	$195

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

Investments

The following tables summarize the Company’s investments (in thousands):

	December 29, 2013				June 30, 2013
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$403,871	$—	$—	$403,871	$438,813	$—	$—	$438,813
Fixed Income Money Market Funds	730,194	—	—	730,194	725,311	—	—	725,311
Municipal Notes and Bonds	251,397	911	(47)	252,261	268,390	805	(449)	268,746
US Treasury and Agencies	175,810	29	(166)	175,673	155,648	18	(373)	155,293
Government-Sponsored Enterprises	38,363	53	(17)	38,399	54,835	65	(95)	54,805
Foreign Government Bonds	29,712	59	(63)	29,708	24,950	47	(25)	24,972
Corporate Notes and Bonds	926,954	1,843	(674)	928,123	861,109	1,328	(1,945)	860,492
Mortgage Backed Securities - Residential	27,240	22	(321)	26,941	27,618	29	(282)	27,365
Mortgage Backed Securities - Commercial	103,828	242	(555)	103,515	108,204	426	(672)	107,958

Total Cash and Short-Term Investments	$2,687,369	$3,159	$(1,843)	$2,688,685	$2,664,878	$2,718	$(3,841)	$2,663,755

Publicly Traded Equity Security	$—	$—	$—	$—	$5,610	$1,486	$—	$7,096
Private Equity Security	—	—	—	—	5,000	—	—	5,000
Mutual Funds	19,575	2,749	—	22,324	16,611	1,619	(14)	18,216

Total Financial Instruments	$2,706,944	$5,908	$(1,843)	$2,711,009	$2,692,099	$5,823	$(3,855)	$2,694,067

Reported Within
Cash and Cash Equivalents	$1,132,555	$—	$—	$1,132,555	$1,162,473	$—	$—	$1,162,473
Short-Term Investments	1,388,419	3,159	(1,843)	1,389,735	1,335,868	2,718	(3,841)	1,334,745
Restricted Cash and Investments	166,395	—	—	166,395	166,536	—	—	166,536
Other assets	19,575	2,749	—	22,324	27,222	3,105	(14)	30,313

Total	$2,706,944	$5,908	$(1,843)	$2,711,009	$2,692,099	$5,823	$(3,855)	$2,694,067

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and six months ended December 29, 2013 or December 23, 2012. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.2 million and $(0.5) million, respectively, in the three months ended December 29, 2013 and $0.9 million and $(0.3) million, respectively, in the three months ended December 23, 2012. Gross realized gains and gross realized (losses) from sales of investments were approximately $0.4 million and $(1.0) million, respectively, in the six months ended December 29, 2013 and $1.1 million and $(0.7) million, respectively, in the six months ended December 23, 2012.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	December 29, 2013
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Short-Term Investments
Municipal Notes and Bonds	$22,814	$(47)	$—	$—	$22,814	$(47)
US Treasury and Agencies	127,143	(166)	—	—	127,143	(166)
Government-Sponsored Enterprises	11,466	(17)	—	—	11,466	(17)
Foreign Government Bonds	16,906	(63)	—	—	16,906	(63)
Corporate Notes and Bonds	260,575	(643)	4,709	(31)	265,284	(674)
Mortgage Backed Securities - Residential	21,186	(296)	2,050	(25)	23,236	(321)
Mortgage Backed Securities - Commercial	66,447	(436)	5,756	(119)	72,203	(555)

Total Short-Term Investments	$526,537	$(1,668)	$12,515	$(175)	$539,052	$(1,843)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows as of December 29, 2013:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,140,750	$1,141,168
Due after one year through five years	986,845	988,339
Due in more than five years	155,903	155,307

	$2,283,498	$2,284,814

Management has the ability, if necessary, to liquidate its cash equivalents and short-term investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.

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

Cash Flow Hedges

The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-U.S. dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and euro-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using forward contracts that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three and six months ended December 29, 2013 or December 23, 2012 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At December 29, 2013, the Company had gains of $4.8 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of December 29, 2013, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$66,619	$—	$116,339
Euro	64,771	—	—	15,271
Korean Won	—	—	29,431	—
Taiwan Dollar	—	—	139,067	—

	$64,771	$66,619	$168,498	$131,610

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets as of December 29, 2013 and June 30, 2013 were as follows:

	December 29, 2013				June 30, 2013
	Fair Value of Derivative Instruments				Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$5,585	Accrued liabilities	$—	Prepaid expense and other assets	$4,858	Accrued liabilities	$1,577

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	33	Accrued liabilities	244	Prepaid expense and other assets	71	Accrued liabilities	43

Total derivatives		$5,618		$244		$4,929		$1,620

Under the master netting agreements with the respective counterparties to the Company’s foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in its balance sheet. As of December 29, 2013, the potential effect of netting the above foreign exchange contracts would be an offset to both assets and liabilities by $0.2 million, resulting in a net derivative asset of $5.4 million. As of June 30, 2013, the potential effect of netting the above foreign exchange contracts would be an offset to both assets and liabilities by $1.6 million, resulting in a net derivative asset of $3.3 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral related to these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations was as follows:

		Three Months Ended December 29, 2013			Six Months Ended December 29, 2013
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)			(in thousands)
Foreign Exchange Contracts	Revenue	$3,226	$2,777	$85	$8,104	$6,159	$178
Foreign Exchange Contracts	Cost of goods sold	1,262	467	(24)	1,410	1,118	(56)
Foreign Exchange Contracts	Selling, general, and administrative	506	193	(9)	554	510	(24)
Foreign Exchange Contracts	Other income (expense)	—	—	—	—	—	—

		$4,994	$3,437	$52	$10,068	$7,787	$98

		Three Months Ended December 23, 2012			Six Months Ended December 23, 2012
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)			(in thousands)
Foreign Exchange Contracts	Revenue	$1,432	$(133)	$52	$(1,294)	$724	$196
Foreign Exchange Contracts	Cost of goods sold	644	(239)	(52)	1,895	(2,263)	(163)
Foreign Exchange Contracts	Selling, general, and administrative	271	9	(26)	1,027	(750)	(80)
Foreign Exchange Contracts	Other income (expense)	—	—	—	—	—	8

		$2,347	$(363)	$(26)	$1,628	$(2,289)	$(39)

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income (expense)	$5,012	$5,667	$11,040	$286

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, restricted cash and investments, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit at large global financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are creditworthy and, accordingly, minimal credit risk exists with respect to these balances.

The Company’s overall portfolio of available-for-sale securities must maintain an average minimum rating of “AA-” or “Aa3” as rated by Standard and Poor’s or Moody’s Investor Services, respectively. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on the foreign currency forward hedge contracts and on structured share repurchase arrangements. These counterparties are large global financial institutions and, to date, no such counterparty has failed to meet its financial obligations to the Company.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 29, 2013	June 30, 2013
	(in thousands)
Raw materials	$413,762	$312,484
Work-in-process	94,967	101,530
Finished goods	152,843	145,303

	$661,572	$559,317

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 29, 2013	June 30, 2013
	(in thousands)
Manufacturing, engineering and office equipment	$561,623	$521,047
Computer equipment and software	125,220	120,144
Land	56,528	65,360
Buildings	205,407	249,126
Leasehold improvements	80,501	76,225
Furniture and fixtures	24,830	21,110

	1,054,109	1,053,012
Less: accumulated depreciation and amortization	(507,916)	(449,102)

	$546,193	$603,910

During the six months ended December 29, 2013, the Company sold or reclassified to assets held-for-sale property and equipment with a net book value of $69 million as a result of facility consolidation. These assets consisted primarily of buildings and land, resulting in the decreases to those asset categories in the table above.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no significant change in the goodwill balance during the six months ended December 29, 2013. Of the $1.5 billion goodwill balance as of December 29, 2013, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the three or six months ended December 29, 2013 or December 23, 2012.

Intangible Assets

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of December 29, 2013 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Useful Life (years)
Customer relationships	$624,902	$(139,270)	$485,632	9.01
Existing technology	657,273	(185,093)	472,180	6.96
Patents	32,053	(23,219)	8,834	6.09
Other intangible assets	35,216	(35,216)	—	4.10

Intangible assets subject to amortization	1,349,444	(382,798)	966,646
In process research and development	20,000		20,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	29,100		29,100

Total intangible assets	$1,378,544	$(382,798)	$995,746

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

The Company recognized $40.9 million and $44.7 million in intangible asset amortization expense during the three months ended December 29, 2013 and December 23, 2012, respectively. The Company recognized $82.5 million and $89.3 million in intangible asset amortization expense during the six months ended December 29, 2013 and December 23, 2012, respectively.

The estimated future amortization expense of purchased intangible assets as of December 29, 2013 is as follows (in thousands):

Fiscal Year	Amount
2014 (6 months)	$80,250
2015	159,718
2016	157,510
2017	155,790
2018	154,625
Thereafter	258,753

$966,646

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 29, 2013	June 30, 2013
	(in thousands)
Accrued compensation	$308,628	$254,795
Warranty reserves	66,338	52,252
Income and other taxes payable	38,716	39,420
Other	115,437	118,061

	$529,119	$464,528

NOTE 9 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands)
Interest income	$2,828	$4,376	$5,551	$8,176
Interest expense	(15,297)	(14,975)	(30,599)	(30,119)
Gains on deferred compensation plan related assets	5,360	1,234	5,397	3,975
Foreign exchange gains (losses)	125	(3,274)	(97)	(3,642)
Other, net	3,147	(751)	1,649	(1,718)

	$(3,837)	$(13,390)	$(18,099)	$(23,328)

NOTE 10 — INCOME TAX EXPENSE

The Company recorded an income tax expense of $11.6 million and $17.3 million for the three and six months ended December 29, 2013, respectively, which yielded an effective tax rate for the three and six months ended December 29, 2013 of approximately 7.2% and 6.9%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three and six months ended December 29, 2013 is primarily due to the geographic mix of income, the tax effect of non-deductible stock-based compensation, and the recognition of previously unrecognized tax benefits due to lapse of statutes of limitation.

NOTE 11 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, RSUs, and convertible notes. Dilutive shares outstanding include only the effect of the 2041 Notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands, except per share data)
Numerator:
Net income	$148,992	$6,408	$234,498	$9,176

Denominator:
Basic average shares outstanding	162,305	170,699	162,603	175,314
Effect of potential dilutive securities:
Employee stock plans	2,847	2,328	2,869	2,176
Convertible notes	6,605	—	6,120	—

Diluted average shares outstanding	171,757	173,027	171,592	177,490

Net income per share - basic	$0.92	$0.04	$1.44	$0.05

Net income per share - diluted	$0.87	$0.04	$1.37	$0.05

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands)

Number of potential dilutive securities excluded	—	1,543	296	1,551

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

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 30, 2013	$(17,178)	$2,822		$(15)		$(14,322)	$(28,693)
Other comprehensive income before reclassifications	9,843	8,835		1,073		385	20,136
Gains reclassified from accumulated other comprehensive income to net income	—	(6,819	) (1)	(145	) (2)	—	(6,964)

Net current-period other comprehensive income	$9,843	$2,016		$928		$385	$13,172

Balance as of December 29, 2013	$(7,335)	$4,838		$913		$(13,937)	$(15,521)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $5,484, cost of goods sold: $953 and selling, general and administrative expenses: $382.
(2)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net

NOTE 13 — LONG-TERM DEBT

The following table reflects the carrying value of the Company’s convertible senior notes and other long-term debt as of December 29, 2013 and June 30, 2013:

	December 29, 2013	June 30, 2013
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(38.2)	(45.7)

Net carrying amount of 0.50% Notes due 2016	411.8	404.3

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(69.9)	(76.9)

Net carrying amount of 1.25% Notes due 2018	380.1	373.1

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(185.1)	(186.9)

Net carrying amount of 2.625% Notes due 2041	514.8	513.0

Total debt	1,306.7	1,290.4

Less: current portion of debt	(514.8)	(513.0)

Long-term debt	$791.9	$777.4

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of December 29, 2013. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the three and six months ended December 29, 2013 were 4.29%, 5.27%, and 4.28%, respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three and six months ended December 29, 2013 and December 23, 2012.

	Three Months Ended		Six Months Ended
	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
	(in millions)
Contractual interest coupon	$6.6	$6.6	13.1	13.1
Amortization of interest discount	8.2	7.8	16.3	15.6
Amortization of issuance costs	0.6	0.6	1.2	1.2

Total interest cost recognized	$15.4	$15.0	$30.6	$29.9

The remaining bond discount of the 2016 Notes, the 2018 Notes, and the 2041 Notes of $38.2 million, $69.9 million, and $185.1 million, respectively, as of December 29, 2013 will be amortized over their respective remaining lives of approximately 2.4 years, 4.4 years, and 27.4 years. As of December 29, 2013, the if-converted value of the 2016 Notes and 2018 Notes did not exceed the aggregate principal amount. As of December 29, 2013, the if-converted value of the 2041 Notes exceeded the aggregate principal amount by $380 million.

Convertible Note Hedges and Warrants

Concurrently with the issuance of the 2016 Notes and the 2018 Notes, the Company purchased convertible note hedges and sold warrants. The separate convertible note hedge and warrant transactions are collectively structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and the 2018 Notes and to increase the effective initial conversion price to $71.34 and $76.10 per share, respectively. Each of these components is discussed below.

Concurrent with the issuance of the 2016 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of Common Stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 29, 2013, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2016 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes.

Concurrent with the issuance of the 2018 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of Common Stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 29, 2013, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s common stock, which is the number of shares initially issuable upon conversion of the 2018 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes.

Conversion Period

During the fiscal quarters ended June 30, 2013 and December 29, 2013 the Company’s common stock for 20 or more trading days of the 30 consecutive trading days preceding the quarter end was greater than or equal to 130% of the 2041 Note conversion price. As a result, the 2041 Notes became convertible at the option of the holder anytime during the fiscal quarters ending December 29, 2013 and March 30, 2014 (the “March 2014 quarter”). However, there were no conversions of the 2041 Notes during the December 2013 quarter or the March 2014 quarter as of February 6, 2014.

As a result of the open conversion period, the carrying amount of the 2041 Notes was classified in current liabilities in the Company’s Consolidated Balance Sheets as of December 29, 2013 and June 30, 2013. The excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity as of December 29, 2013 and June 30, 2013. Upon closure of a conversion period, all 2041 Notes not converted will be reclassified back to noncurrent liabilities and the temporary equity is reclassified to permanent equity.

Fair Value of Notes

As of December 29, 2013, the face values of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of December 29, 2013, the fair values of the 2016 Notes, the 2018 Notes, and the 2041 Notes, which includes the debt and equity components, were approximately $508.5 million, $544.5 million, and $1,161.9 million, respectively, based on quoted market prices (Level 1 inputs within the fair value hierarchy).

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

The Company is required, pursuant to the terms of the Operating Leases, to maintain collateral in an aggregate of approximately $164.9 million in separate interest-bearing accounts as security for the Company’s obligations under the Operating Leases. This amount is recorded as restricted cash in the Company’s Consolidated Balance Sheet as of December 29, 2013.

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

In prior fiscal years, the Company recognized aggregate restructuring charges of $26.7 million related to the reassessment of the residual value guarantee for such lease. This amount has been recorded in other long-term liabilities as of December 29, 2013.

Subsequent to December 29, 2013, the Company entered into a series of six amended operating leases (the “Amended Operating Leases”) regarding the Livermore, California, and Fremont, California properties noted above. As a result of the Company’s entry into the Amended Operating Leases, all lease balances under the existing Operating Leases were paid and the Company’s obligations under those leases were terminated. Each Amended Operating Lease has a seven-year term ending on December 31, 2020. Scheduled rent payments under the Amended Operating Leases during the aggregate lease term are estimated to be approximately $43.8 million.

During the term of an Amended Operating Lease and upon expiration of the term of an Amended Operating Lease, the property subject to that lease may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Amended Operating Leases is generally no more than approximately $191.2 million. However, under certain default circumstances, the guarantee with regard to an Amended Operating Lease may be 100% of the lessor’s investment in the applicable property; in the aggregate, the amounts payable under such guarantees will be no more than $220.0 million plus related indemnification or other obligations.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of December 29, 2013, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 29, 2013, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $21.6 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands)
Balance at beginning of period	$59,871	$67,836	$58,078	$70,161
Warranties issued during the period	25,546	14,856	42,299	34,548
Settlements made during the period	(18,967)	(21,484)	(33,272)	(45,859)
Changes in liability for pre-existing warranties	963	1,714	308	4,072

Balance at end of period	$67,413	$62,922	$67,413	$62,922

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

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability related to future rent obligations on unoccupied facilities was assumed in the Novellus acquisition. The associated liability balance of $11.4 million, as of December 29, 2013, is expected to be paid by the end of fiscal year 2017.

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2013				$250,000
Quarter ended September 29, 2013	1,935	$96,462	$48.06	$153,538
Quarter ended December 29, 2013	762	$39,800	$52.20	$113,738

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that did not settle until the December 2013 quarter. See Collared Accelerated Share Repurchases section below for details regarding average price associated with these transactions.

In addition to shares repurchased under the Board-authorized repurchase program shown above, during the six months ended December 29, 2013, the Company acquired 204,000 shares at a total cost of $10.6 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the six months ended December 29, 2013 included the following:

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

The counterparty designated October 28, 2013 as the termination date, at which time the Company settled the ASR. No additional shares were received at final settlement, which represented a weighted-average share price of approximately $50.40 for the transaction period.

The Company accounted for the ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own common stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of December 29, 2013, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

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

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and six months ended December 29, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2013 Form 10-K.

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

The semiconductor capital equipment industry has been highly competitive and subject to business cycles that historically have been characterized by rapid changes in demand. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices. More recently, customer consolidation and the timing and scope of customer spending at industry inflection points have led to higher levels of variability quarter-to-quarter. Demand for our equipment can vary significantly from period to period as a result of these factors and our ability to develop, acquire, and market competitive products. For these and other reasons, our results of operations during any particular period are not necessarily indicative of future operating results.

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012
Revenue	$1,116,061	$1,015,059	$860,886
Gross margin	$487,789	$431,858	$315,414
Gross margin as a percentage of revenue	43.7%	42.5%	36.6%
Total operating expenses	$323,315	$326,450	$311,372
Net income	$148,992	$85,506	$6,408
Diluted net income per share	$0.87	$0.50	$0.04

In the December 2013 quarter, revenue increased compared to the quarter ended September 29, 2013 (the “September 2013 quarter”), reflecting increased investments by our customers. Gross margin as a percentage of revenues increased as compared to the September 2013 quarter due to a more favorable business mix combined with factory and manufacturing savings including integration cost synergies. Operating expenses in the December 2013 quarter remained relatively flat as compared to the September 2013 quarter.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.7 billion as of December 29, 2013 compared to $2.6 billion as of September 29, 2013. Cash generated by operations was approximately $129 million during the December 2013 quarter. We used cash during the December 2013 quarter to repurchase $48 million of our shares and purchase $38 million of property and equipment. Employee headcount increased slightly as of December 29, 2013 as compared to September 29, 2013 to approximately 6,550 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012

Shipments (in millions)	$1,139	$987	$803

Korea	24%	18%	12%
Taiwan	22%	21%	22%
China	21%	8%	6%
Japan	13%	17%	14%
United States	9%	17%	29%
Europe	7%	8%	9%
Southeast Asia	4%	11%	8%

Shipments for the December 2013 quarter increased 15% compared to the September 2013 quarter and increased 42% compared to the December 2012 quarter as customer demand for semiconductor equipment increased, particularly for the memory market. The percentage of total system shipments to each of the market segments we serve were as follows for the periods presented:

	Three Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012

Memory	64%	48%	20%
Foundry	28%	36%	51%
Logic/integrated device manufacturing	8%	16%	29%

Revenue

	Three Months Ended			Six Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
Revenue (in millions)	$1,116	$1,015	$861	$2,131	$1,768

Taiwan	28%	24%	26%	26%	27%
Korea	19%	23%	12%	21%	18%
Japan	17%	13%	10%	15%	9%
United States	13%	14%	24%	13%	21%
China	12%	8%	9%	10%	10%
Southeast Asia	6%	9%	11%	8%	7%
Europe	5%	9%	8%	7%	8%

Revenue for the December 2013 quarter increased 10% compared to the September 2013 quarter, increased 30% as compared to the December 2012 quarter, and increased 21% during the six months ended December 29, 2013 as compared to the same period last year, reflecting increased customer demand. Our deferred revenue balance increased to $405 million as of December 29, 2013 compared to $334 million as of September 29, 2013. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $53 million as of December 29, 2013 compared to $97 million as of September 29, 2013.

Gross Margin

	Three Months Ended			Six Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands, except percentages)
Gross margin	$487,789	$431,858	$315,414	$919,647	$649,300
Percent of revenue	43.7%	42.5%	36.6%	43.2%	36.7%

The increase in gross margin as a percentage of revenue during the December 2013 quarter as compared to the September 2013 quarter is primarily due to a more favorable business mix combined with factory and manufacturing efficiencies including integration cost synergies.

The increase in gross margin as a percentage of revenue during the December 2013 quarter as compared to the December 2012 quarter is primarily due to improved factory efficiencies, as well as a more favorable product mix. Additionally, the acquisition-related inventory fair value impact and costs associated with rationalization of certain product configurations decreased by $26 million and $17 million, respectively, in the December 2013 quarter as compared to the same quarter last year.

The increase in gross margin as a percentage of revenue during the six months ended December 29, 2013 quarter as compared to the same period in the prior year is primarily due to higher improved factory utilization, as well as a more favorable product mix. Additionally, the acquisition-related inventory fair value impact and costs associated with rationalization of certain product configurations decreased by $67 million and $21 million, respectively, in the six months ended December 29, 2013 as compared to the same period last year.

Research and Development

	Three Months Ended			Six Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands, except percentages)
Research and development (“R&D”)	$174,477	$170,567	$165,951	$345,044	$329,262
Percent of revenue	15.6%	16.8%	19.3%	16.2%	18.6%

We continue to make significant R&D investments focused on leading-edge plasma etch, deposition, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the December 2013 quarter compared to the September 2013 quarter was primarily due to a $3 million increase in employee compensation and temporary labor required to increase our investments in product development. A significant portion of the increase in benefit cost is due to changes in the market value of securities in our deferred compensation plan.

The increase in R&D expenses during the December 2013 quarter compared to the same period in the prior year was primarily due to an $8 million increase in salaries and benefits, reflecting an increase in our product development investments. The increase in R&D expenses during the six months ended December 29, 2013 as compared to the same period in the prior year was primarily due to a $17 million increase in salaries, benefits and temporary labor related to new product development.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$148,838	$155,883	$145,421	$304,721	$299,284
Percent of revenue	13.3%	15.4%	16.9%	14.3%	16.9%

The decrease in SG&A expenses during the December 2013 quarter compared to the September 2013 quarter was primarily due to a $7 million impairment of a long-lived asset in the September quarter.

The increase in SG&A expenses in the December 2013 quarter compared to the same period in the prior year was primarily due to a $6 million increase in employee compensation and a $5 million increase in marketing, offset by a $6 million decrease in integration costs.

The increase in SG&A expenses in the six months ended December 29, 2013 quarter as compared to the same period in the prior year was primarily due to a $4 million increase in employee compensation, $9 million increase in marketing, and a $7 million impairment of a long-lived asset in the September 2013 quarter offset by a reduction of $12 million in integration-related costs and a $5 million decrease in amortization related to intangible assets acquired in the Novellus transaction.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 29, 2013	September 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands)
Interest income	$2,828	$2,723	$4,376	$5,551	$8,176
Interest expense	(15,297)	(15,302)	(14,975)	(30,599)	(30,119)
Gains on deferred compensation plan related assets	5,360	37	1,234	5,397	3,975
Foreign exchange gains (losses)	125	(222)	(3,274)	(97)	(3,642)
Other, net	3,147	(1,498)	(751)	1,649	(1,718)

	$(3,837)	$(14,262)	$(13,390)	$(18,099)	$(23,328)

Interest income decreased in the three and the six months ended December 29, 2013 as compared to the three and six months ended December 23, 2012 as a result of lower interest rate yields.

We incurred insignificant foreign exchange gains (losses) in both the three and six months ended December 29, 2013 and the three months ended September 29, 2013. Foreign exchange losses in the three and six months ended December 23, 2012 were related to un-hedged portions of the balance sheet exposures.

In the three and six months ended December 29, 2013 as compared to the three and six months ended December 23, 2012, we recognized gains on assets which are related to obligations under our deferred compensation plan, due to changes in the market value of securities in this portfolio.

Other income, net was higher during the three and the six months ended December 29, 2013 as compared to the three and six months ended December 23, 2012 primarily due to a $4.8 million gain on the disposition of a private equity investment.

Income Tax Expense

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 23, 2012	December 29, 2013	December 23, 2012
	(in thousands, except percentages)

Provision for income taxes	$11,645	$(15,756)	$17,285	$(11,750)
Effective tax rate	7.2%	168.6%	6.9%	456.4%

The change in the effective tax rate for the three and six months ended December 29, 2013 compared to the three and six months ended December 23, 2012 was primarily due to the level of income and the treatment of integration and impairment expenses as a discrete event in determining the effective tax rate. In addition, the U.S. federal research and development credit is available through December 31, 2013 for the calculation of the tax provision for the three and six months ended December 29, 2013. The credit was not available for the three and six months ended December 23, 2012 and therefore no tax benefit was included in the calculation of the tax provision.

The effective tax rate of 7.2% for the three months ended December 29, 2013 includes $1.2 million of tax expense related to the tax impact of integration, impairment expenses, and asset sale, offset by the tax impact of gain on sale of investment. The effective tax rate of 6.9% for the six months ended December 29, 2013 includes $2.9 million of tax benefit related to the tax impact of integration, impairment expenses, restructuring, and asset sale, offset by the tax impact of gain on sale of investment.

The effective tax rate of 168.6% and 456.4% for the three and six months ended December 23, 2012 included $3.1 million and $3.5 million, respectively, of tax benefit related to the tax impact of integration and impairment expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 29, 2013, we had $2.7 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $2.7 billion as of June 30, 2013. Approximately $2.0 billion of our total cash and investments as of both December 29, 2013 and June 30, 2013 was held outside the U.S. in our foreign subsidiaries, of which substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities

Net cash provided by operating activities of $181 million during the six months ended December 29, 2013 consisted of (in millions):

Net income	$234.5
Non-cash charges:
Depreciation and amortization	147.9
Equity-based compensation	46.3
Amortization of convertible note discount	16.3
Impairment of long lived assets	7.6
Deferred income taxes	12.5
Changes in operating asset and liability accounts	(285.8)
Other	1.6

$180.9

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $302.5 million and inventories of $90.3 million, partially offset by sources of cash resulting from increases in accrued liabilities of $54.2 million and trade accounts payable of $45.7 million.

Cash Flows from Investing Activities

Net cash used for investing activities during the six months ended December 29, 2013 was $94.9 million, primarily consisting of capital expenditures of $62.1 million and net purchases of available for sale securities of $46.2 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the six months ended December 29, 2013 was $116.9 million, primarily consisting of $152.2 million in treasury stock repurchases partially offset by net proceeds from issuance of Lam Research common stock (“Common Stock”) related to employee equity-based plans of $36.1 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments at December 29, 2013 are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2013 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 30, 2013. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 29, 2013. Actual results may differ materially.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 29, 2013 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 29, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$253,851	$253,784	$253,392	$252,261	$250,864	$249,466	$248,069
US Treasury & Agencies	177,240	177,240	177,148	175,673	173,939	172,205	170,472
Government-Sponsored Enterprises	38,685	38,685	38,648	38,399	38,105	37,811	37,516
Foreign Government Bond	30,192	30,136	29,948	29,708	29,463	29,218	28,973
Corporate Notes and Bonds	935,412	934,870	932,524	928,123	923,626	919,130	914,634
Mortgage Backed Securities - Residential	27,961	27,631	27,288	26,941	26,594	26,247	25,900
Mortgage Backed Securities - Commercial	105,194	104,705	104,129	103,515	102,901	102,287	101,673

Total	$1,568,535	$1,567,051	$1,563,077	$1,554,620	$1,545,492	$1,536,364	$1,527,237

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

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of December 29, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share

As a result of the sale of our 2016 and 2018 convertible notes and the assumption of the 2041 convertible notes in connection with our acquisition of Novellus Systems, Inc. (collectively the “Notes”), we have a greater amount of debt than we have maintained in the past. Our maintenance of higher levels of indebtedness could have adverse consequences including:

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

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products. System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $9 million per unit, and our revenues in any given quarter are dependent upon customer acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 87% of total revenue in the six months ended December 29, 2013, 80% of total revenue in fiscal year 2013, and 83% of total revenue in fiscal year 2012. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

If We Choose to Acquire or Dispose of Businesses, Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets, adverse customer reaction to our decision to cease support for a product, and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

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

We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business

Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights and trade secret protection. Protecting our key proprietary technology helps us to achieve our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology we currently hold a number of U.S. and foreign patents and pending patent applications, and we keep certain information, processes and techniques as trade secrets. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us, these governments may fail to issue patents for pending applications, or we may lose trade secret protection over valuable information due to the actions or omissions of third parties or even our own employees. Additionally, even when patents are issued or trade secret processes are followed, the legal systems in certain of the countries in which we do business do not enforce patents and other intellectual property rights as rigorously as the United States. The rights granted or anticipated under any of our patents, pending patent applications or trade secrets may be narrower than we expect or, in fact, provide no competitive advantages. Any of these circumstances could have a material adverse impact on our business.

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

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three and six months ended December 29, 2013 included the following:

Collared Accelerated Share Repurchases

During the six months ended December 29, 2013, we entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, we made an up-front cash payment of $75 million, in exchange for an initial delivery of 1.2 million shares of our Common Stock and a subsequent delivery of 0.3 million shares following the initial hedge period.

The number of shares to ultimately be repurchased by us is based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provide a minimum and maximum number of shares that we could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. The ASR was scheduled to end at any time after September 27, 2013 and on or before November 27, 2013. At the conclusion of the ASR, we may receive additional shares based on the VWAP of the Common Stock during the term of the agreement minus the pre-determined fixed discount, however the total number of shares received under the ASR would not exceed the maximum of 1.7 million shares.

The counterparty designated October 28, 2013 as the termination date, at which time we settled the ASR. No additional shares were received at final settlement, which represented a weighted-average share price of approximately $50.40 for the transaction period.

We accounted for the ASR as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to our own common stock and classified in stockholders’ equity. As such, we accounted for the shares that we received under the ASR as a repurchase of our Common Stock for the purpose of calculating earnings per common share. We had determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of December 29, 2013, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 30, 2013				$250,000
Quarter ended September 29, 2013	2,093	$48.39	1,935	$153,538
September 30, 2013 - October 29, 2013	10	$51.97	—	$153,538
October 30, 2013 - November 29, 2013	501	$52.28	387	$133,276
November 30, 2013 - December 29, 2013	456	$51.92	375	$113,738

Total	3,060	$50.68	2,697

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that did not settle until the December 2013 quarter. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under the Board-authorized repurchase program (as described above), included in this column are 204,000 shares acquired at a total cost of $10.6 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: February 6, 2014	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.2*	Form of Restricted Stock Unit Award Agreement (International Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.3*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.4*	Form of Nonstatutory Stock Option Award Agreement (International Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.5*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.6*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.7*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.8*	Form of Restricted Stock Unit Award Agreement (International Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.9*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.11*	Form of Nonstatutory Stock Option Award Agreement (International Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.12*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.13*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.14	Participation Agreement between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.15	Amended and Restated Lease Agreement (1 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.16	Pledge Agreement (1 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.17	Amended and Restated Lease Agreement (101 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.18	Pledge Agreement (101 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.19	Amended and Restated Lease Agreement (Fremont Building #1) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.20	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.21	Amended and Restated Lease Agreement (Fremont Building #3) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.22	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.23	Amended and Restated Lease Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.24	Pledge Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.25	Amended and Restated Lease Agreement (Fremont Building #4) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.26	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.27	Construction Agency Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.28*	Form of Amendment to Employment Agreement

10.29*	Form of Amendment to Change in Control Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate