Form 10-Q
period 2014-03-30
LAM RESEARCH CORP
filed 2014-05-08
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

or

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

As of May 2, 2014, the Registrant had 162,130,379 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 30,	June 30,
	2014	2013
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,292,301	$1,162,473
Short-term investments	1,462,171	1,334,745
Accounts receivable, less allowance for doubtful accounts of $5,377 as of March 30, 2014 and $5,448 as of June 30, 2013	818,390	602,624
Inventories	717,356	559,317
Prepaid expenses and other current assets	157,131	134,670

Total current assets	4,447,349	3,793,829
Property and equipment, net	552,591	603,910
Restricted cash and investments	143,914	166,536
Goodwill	1,457,320	1,452,196
Intangible assets, net	951,593	1,074,345
Other assets	154,600	159,499

Total assets	$7,707,367	$7,250,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$252,517	$200,254
Accrued expenses and other current liabilities	515,504	464,528
Deferred profit	257,283	225,038
Current portion of long-term debt, convertible notes, and capital leases	517,401	514,655

Total current liabilities	1,542,705	1,404,475
Long-term debt, convertible notes, and capital leases	810,688	789,256
Income taxes payable	251,080	246,479
Other long-term liabilities	111,346	134,313

Total liabilities	2,715,819	2,574,523
Commitments and contingencies
Senior convertible notes	184,256	186,920
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 161,988 shares as of March 30, 2014 and 162,873 shares as of June 30, 2013	162	163
Additional paid-in capital	5,187,053	5,084,544
Treasury stock, at cost; 92,467 shares as of March 30, 2014 and 89,205 shares as of June 30, 2013	(3,724,434)	(3,539,830)
Accumulated other comprehensive loss	(27,071)	(28,693)
Retained earnings	3,371,582	2,972,688

Total stockholders’ equity	4,807,292	4,488,872

Total liabilities and stockholders’ equity	$7,707,367	$7,250,315

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
Revenue	$1,227,392	$844,928	$3,358,512	$2,612,702
Cost of goods sold	696,594	505,096	1,908,067	1,623,570

Gross margin	530,798	339,832	1,450,445	989,132
Research and development	185,978	174,206	531,022	503,468
Selling, general and administrative	152,883	154,807	457,604	454,091

Total operating expenses	338,861	329,013	988,626	957,559

Operating income	191,937	10,819	461,819	31,573
Other expense, net	(9,855)	(15,834)	(27,954)	(39,162)

Income (loss) before income taxes	182,082	(5,015)	433,865	(7,589)
Income tax expense (benefit)	17,686	(24,011)	34,971	(35,761)

Net income	$164,396	$18,996	$398,894	$28,172

Net income per share:
Basic	$1.01	$0.12	$2.46	$0.16

Diluted	$0.96	$0.11	$2.33	$0.16

Number of shares used in per share calculations:
Basic	162,238	163,034	161,904	171,016

Diluted	171,636	168,504	171,051	174,306

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
Net income	$164,396	$18,996	$398,894	$28,172

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8,160)	(5,398)	1,680	(554)
Cash flow hedges:
Net unrealized gains (losses) during the period	(205)	8,400	8,632	10,028
Net gains reclassified into earnings	(3,248)	(5,389)	(10,066)	(3,100)

	(3,453)	3,011	(1,434)	6,928
Available-for-sale investments:
Net unrealized gains (losses) during the period	(111)	67	962	(105)
Net losses (gains) reclassified into earnings	25	2,899	(120)	3,321

	(86)	2,966	842	3,216
Defined benefit plan, net change in unrealized component	149	160	534	483

Other comprehensive income (loss), net of tax	(11,550)	739	1,622	10,073

Comprehensive income	$152,846	$19,735	$400,516	$38,245

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 30,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$398,894	$28,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,139	228,065
Deferred income taxes	11,641	(47,271)
Impairment of long-lived asset	11,632	—
Impairment of investments	—	3,711
Equity-based compensation expense	70,615	74,089
Amortization of convertible note discount	24,652	23,530
Other, net	4,428	31,915
Changes in operating assets and liabilities	(271,843)	202,734

Net cash provided by operating activities	471,158	544,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,739)	(117,655)
Cash paid for business acquisition	(18,388)	(9,116)
Purchases of available-for-sale securities	(823,932)	(832,913)
Sales and maturities of available-for-sale securities	695,001	780,950
Repayments of notes receivable	10,000	—
Proceeds from sale of assets	21,635	660
Transfer of restricted cash and investments	28,722	147

Net cash used for investing activities	(190,701)	(177,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(919)	(1,536)
Excess tax benefit on equity-based compensation plans	(296)	(903)
Treasury stock purchases	(204,610)	(953,386)
Reissuances of treasury stock related to employee stock purchase plan	28,329	18,419
Proceeds from issuance of common stock	26,134	22,666

Net cash used for financing activities	(151,362)	(914,740)

Effect of exchange rate changes on cash	733	2,079
Net increase (decrease) in cash and cash equivalents	129,828	(545,643)
Cash and cash equivalents at beginning of period	1,162,473	1,564,752

Cash and cash equivalents at end of period	$1,292,301	$1,019,109

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2014

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 30, 2013, which are included in the Annual Report on Form 10-K as of and for the year ended June 30, 2013 (the “2013 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov . The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com .

The consolidated financial statements include the accounts of Lam Research and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year (the “2014 fiscal year”) will end June 29, 2014 and includes 52 weeks. The quarter ended March 30, 2014 (the “March 2014 quarter”) included 13 weeks. The quarter ended March 31, 2013 (the “March 2013 quarter”) included 14 weeks.

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

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSUs”), of Lam Research common stock (“Common Stock”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue shares of Common Stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of three years or less, although awards assumed in connection with the acquisition of Novellus Systems, Inc. (“Novellus”), have vesting terms up to four years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
	(in millions)
Equity-based compensation expense	$24.3	$25.6	$70.6	$74.1
Income tax benefit related to equity-based compensation expense	$4.1	$4.3	$11.7	$13.3

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan and 2011 Stock Incentive Plan (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of March 30, 2014, there was a total of 6,395,328 shares reserved to cover options and RSUs issued and outstanding under the Plans. As of March 30, 2014, there were an additional 11,008,283 shares reserved and available for future equity-based awards under the Plans.

A summary of stock option activity under the Plans as of March 30, 2014 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value as of March 30, 2014 (in thousands)
Outstanding at June 30, 2013	2,571	$26.87	4.48
Granted	166	$51.76
Exercised	(1,065)	$24.50
Forfeited or expired	(1)	$29.71

Outstanding at March 30, 2014	1,671	$30.86	4.78	$39,501

Exercisable at March 30, 2014	1,066	$24.62	3.86	$31,840

The fair value of the Company’s stock options was estimated using a Black-Scholes option valuation model. The total intrinsic value of options exercised during the three months ended March 30, 2014 and March 31, 2013 was $7.1 million and $8.0 million, respectively. The total intrinsic value of options exercised during the nine months ended March 30, 2014 and March 31, 2013 was $29.3 million and $12.7 million, respectively. As of March 30, 2014, there was $5.9 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

A summary of the Company’s RSUs as of March 30, 2014 and changes during the nine months then ended is presented below:

	Shares	Average Grant-
Unvested Restricted Stock Units	(in thousands)	Date Fair Value
Unvested at June 30, 2013	4,842	$39.32
Granted	1,376	$49.47
Vested	(1,313)	$39.84
Forfeited	(181)	$39.48

Unvested at March 30, 2014	4,724	$42.12

The fair value of the Company’s RSUs was calculated based upon the fair market value of Common Stock at the date of grant. As of March 30, 2014, there was $130.3 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.9 years.

During the three months ended March 30, 2014, the Company issued restricted stock units with both a market condition and a service condition (market-based performance RSUs “market-based PRSUs”). Based upon the terms of such awards, the number of shares of Common Stock to be issued at vesting will range from 0% to 150% of the target amount, based on the total stockholder return (“TSR”) of Common Stock measured against the benchmark TSR of the Philadelphia Semiconductor Sector Index over a two and three year period, and continued employment. TSR is a measure of stock price appreciation in this performance period. As of March 30, 2014, 0.6 million market-based PRSUs were outstanding. These market-based performance restricted stock units generally vest two or three years from the grant date. Stock compensation expense for the market-based PRSUs was $1.2 million for the three and nine months ended March 30, 2014. No market-based PRSUs were awarded in earlier periods. The total unrecognized compensation expense and weighted-average remaining life for these awards is included in the above table.

ESPP

The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes up to three interim purchase dates. As of March 30, 2014, there was a total of 8,741,208 shares available for issuance under the 1999 ESPP.

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model assuming no expected dividends and the following weighted-average assumptions for the three and nine months ended March 30, 2014:

	Three Months Ended	Nine Months Ended
	March 30,	March 30,
	2014	2014
Expected term (years)	0.51	0.68
Expected stock price volatility	28.89%	30.24%
Risk-free interest rate	0.09%	0.07%

As of March 30, 2014, there was $5.7 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 5 months.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 30, 2014:

		Fair Value Measurement at March 30, 2014
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,042,596	$1,042,596	$—	$—
Municipal Notes and Bonds	248,949	—	248,949	—
US Treasury and Agencies	182,967	182,967	—	—
Government-Sponsored Enterprises	41,089	—	41,089	—
Foreign Government Bonds	34,988	—	34,988	—
Corporate Notes and Bonds	961,378	132,549	828,829	—
Mortgage Backed Securities - Residential	26,580	—	26,580	—
Mortgage Backed Securities - Commercial	104,857	—	104,857	—

Total Short-Term Investments	$2,643,404	$1,358,112	$1,285,292	$—
Mutual Funds	28,559	28,559	—	—
Derivative Assets	2,487	—	2,487	—

Total Assets	$2,674,450	$1,386,671	$1,287,779	$—

Liabilities
Derivative Liabilities	$1,340	$—	$1,190	$150

The amounts in the table above are reported in the Consolidated Balance Sheet as of March 30, 2014 as follows:

Reported Within:	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents	$1,042,596	$1,042,596	$—	$—
Short-Term Investments	1,462,171	176,879	1,285,292	—
Restricted Cash and Investments	138,637	138,637	—	—
Prepaid Expenses and Other Current Assets	2,487	—	2,487	—
Other Assets	28,559	28,559	—	—

Total Assets	$2,674,450	$1,386,671	$1,287,779	$—

Accrued Expenses and Other Current Liabilities	$1,190	$—	$1,190	$—
Other Non-current Liabilities	150	—	—	150

Total Liabilities	$1,340	$—	$1,190	$150

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013:

		Fair Value Measurement at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$725,311	$725,311	$—	$—
Municipal Notes and Bonds	268,746	—	268,746	—
US Treasury and Agencies	155,293	155,293	—	—
Government-Sponsored Enterprises	54,805	—	54,805	—
Foreign Government Bond	24,972	—	24,972	—
Corporate Notes and Bonds	860,492	164,885	695,607	—
Mortgage Backed Securities - Residential	27,365	—	27,365	—
Mortgage Backed Securities - Commercial	107,958	—	107,958	—

Total Short-Term Investments	$2,224,942	$1,045,489	$1,179,453	$—
Equities	7,096	7,096	—	—
Mutual Funds	18,216	18,216	—	—
Derivative Assets	4,929	—	4,929	—

Total Assets	$2,255,183	$1,070,801	$1,184,382	$—

Liabilities
Derivative Liabilities	$1,815	$—	$1,620	$195

The amounts in the table above are reported in the Consolidated Balance Sheet as of June 30, 2013 as follows:

Reported Within:	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash Equivalents	$725,311	$725,311	$—	$—
Short-Term Investments	1,334,746	155,293	1,179,453	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	4,929	—	4,929	—
Other Assets	25,312	25,312	—	—

Total Assets	$2,255,183	$1,070,801	$1,184,382	$—

Accrued Expenses and Other Current Liabilities	$1,620	$—	$1,620	$—
Other Non-current Liabilities	195	—	—	195

Total Liabilities	$1,815	$—	$1,620	$195

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

Investments

The following tables summarize the Company’s investments:

	March 30, 2014				June 30, 2013
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized Loss	Fair Value
	(In thousands)				(In thousands)
Cash	$254,982	$—	$—	$254,982	$438,813	$—	$—	$438,813
Fixed Income Money Market Funds	1,042,596	—	—	1,042,596	725,311	—	—	725,311
Municipal Notes and Bonds	248,050	927	(28)	248,949	268,390	805	(449)	268,746
US Treasury and Agencies	183,072	61	(166)	182,967	155,648	18	(373)	155,293
Government-Sponsored Enterprises	41,068	51	(30)	41,089	54,835	65	(95)	54,805
Foreign Government Bonds	34,979	95	(86)	34,988	24,950	47	(25)	24,972
Corporate Notes and Bonds	960,356	1,771	(749)	961,378	861,109	1,328	(1,945)	860,492
Mortgage Backed Securities - Residential	26,802	30	(252)	26,580	27,618	29	(282)	27,365
Mortgage Backed Securities - Commercial	105,264	141	(548)	104,857	108,204	426	(672)	107,958

Total Cash and Short -Term Investments	$2,897,169	$3,076	$(1,859)	$2,898,386	$2,664,878	$2,718	$(3,841)	$2,663,755

Publicly Traded Equity Security	$—	$—	$—	$—	$5,610	$1,486	$—	$7,096
Private Equity Security	—	—	—	—	5,000	—	—	5,000
Mutual Funds	25,656	2,903	—	28,559	16,611	1,619	(14)	18,216

Total Financial Instruments	$2,922,825	$5,979	$(1,859)	$2,926,945	$2,692,099	$5,823	$(3,855)	$2,694,067

Reported Within
Cash and Cash Equivalents	$1,292,301	$—	$—	$1,292,301	$1,162,473	$—	$—	$1,162,473
Short-Term Investments	1,460,954	3,076	(1,859)	1,462,171	1,335,868	2,718	(3,841)	1,334,745
Restricted Cash and Investments	143,914	—	—	143,914	166,536	—	—	166,536
Other assets	25,656	2,903	—	28,559	27,222	3,105	(14)	30,313

Total	$2,922,825	$5,979	$(1,859)	$2,926,945	$2,692,099	$5,823	$(3,855)	$2,694,067

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 30, 2014. The Company recognized a $3.7 million other-than-temporary impairment of a public equity investment during the three and nine months ended March 31, 2013. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.4 million and $(0.7) million, respectively, in the three months ended March 30, 2014 and $0.2 million and $(0.4) million, respectively, in the three months ended March 31, 2013. Gross realized gains and gross realized (losses) from sales of investments were approximately $0.8 million and $(1.7) million, respectively, in the nine months ended March 30, 2014 and $1.4 million and $(1.1) million, respectively, in the nine months ended March 30, 2013.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions:

	March 30, 2014
	Unrealized Losses		Unrealized Losses
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Short-Term Investments
Municipal Notes and Bonds	$17,114	$(28)	$—	$—	$17,114	$(28)
US Treasury and Agencies	96,394	(166)	—	—	96,394	(166)
Government-Sponsored Enterprises	14,071	(30)	—	—	14,071	(30)
Foreign Government Bonds	18,487	(86)	—	—	18,487	(86)
Corporate Notes and Bonds	261,299	(729)	6,465	(20)	267,764	(749)
Mortgage Backed Securities - Residential	20,974	(243)	127	(9)	21,101	(252)
Mortgage Backed Securities - Commercial	75,081	(404)	4,249	(144)	79,330	(548)

Total Short-Term Investments	$503,420	$(1,686)	$10,841	$(173)	$514,261	$(1,859)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows as of March 30, 2014:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,316,589	$1,317,140
Due after one year through five years	1,035,559	1,036,852
Due in more than five years	290,039	289,412

	$2,642,187	$2,643,404

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three and nine months ended March 30, 2014 or March 31, 2013 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At March 30, 2014, the Company had gains of $1.4 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of March 30, 2014, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as		Derivatives Not Designated as
	Hedging Instruments:		Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$123,282	$—	$65,959
Swiss Franc			7,496	—
Euro	60,487	—	—	8,901
Korean Won	—	—	36,386	—
Taiwan Dollar	—	—	188,583	65,899

	$60,487	$123,282	$232,465	$140,759

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets as of March 30, 2014 and June 30, 2013 were as follows:

	March 30, 2014				June 30, 2013
	Fair Value of Derivative Instruments				Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$2,297	Accrued liabilities	$619	Prepaid expense and other assets	$4,858	Accrued liabilities	$1,577
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	190	Accrued liabilities	571	Prepaid expense and other assets	71	Accrued liabilities	43

Total derivatives		$2,487		$1,190		$4,929		$1,620

Under the master netting agreements with the respective counterparties to the Company’s foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in its balance sheet. As of March 30, 2014, the potential effect of netting the above foreign exchange contracts would be an offset to assets and liabilities by $0.7 million, resulting in a net derivative asset of $1.3 million. As of June 30, 2013, the potential effect of netting the above foreign exchange contracts was an offset to both assets and liabilities by $1.6 million, resulting in a net derivative asset of $3.3 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

	Three Months Ended March 30, 2014			Nine Months Ended March 30, 2014
	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
	(in thousands)			(in thousands)
Revenue	$(621)	$2,787	$54	$7,483	$8,947	$232
Cost of goods sold	307	646	(10)	1,717	1,764	(66)
Selling, general, and administrative	112	291	(5)	667	800	(29)
Other income (expense)	—	—	—	—	—	—

	$(202)	$3,724	$39	$9,867	$11,511	$137

	Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
	(in thousands)			(in thousands)
Revenue	$9,454	$3,850	$78	$8,159	$4,574	$274
Cost of goods sold	(563)	1,194	(44)	1,332	(1,069)	(208)
Selling, general, and administrative	(491)	345	(20)	537	(405)	(100)
Other income (expense)	—	—	—	—	—	(8)

	$8,400	$5,389	$14	$10,028	$3,100	$(42)

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income (expense)	$(6,527)	$2,061	$4,512	$2,347

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 30,	June 30,
	2014	2013
	(in thousands)
Raw materials	$440,772	$312,484
Work-in-process	114,890	101,530
Finished goods	161,694	145,303

	$717,356	$559,317

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	March 30,	June 30,
	2014	2013
	(in thousands)
Manufacturing, engineering and office equipment	$590,505	$521,047
Computer equipment and software	128,753	120,144
Land	55,951	65,360
Buildings	207,537	249,126
Leasehold improvements	79,152	76,225
Furniture and fixtures	24,824	21,110

	1,086,722	1,053,012
Less: accumulated depreciation and amortization	(534,131)	(449,102)

	$552,591	$603,910

During the nine months ended March 30, 2014, the Company sold or reclassified to assets held-for-sale property and equipment with a net book value of $69 million as a result of facility consolidation. These assets consisted primarily of buildings and land, resulting in the decreases to those asset categories in the table above.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no significant change in the goodwill balance during the nine months ended March 30, 2014. Of the $1.5 billion goodwill balance as of March 30, 2014, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Goodwill is assessed at least annually for impairment. The Company did not record impairments of goodwill during the three or nine months ended March 30, 2014 or March 31, 2013.

Intangible Assets

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of March 30, 2014:

	Gross	Accumulated Amortization	Net	Weighted-Average Useful Life
	(in thousands)			(years)
Customer relationships	$625,072	$(156,121)	$468,951	9.01
Existing technology	662,357	(207,981)	454,376	6.96
Patents	32,053	(23,887)	8,166	6.09
Other intangible assets	35,216	(35,216)	—	4.10

Intangible assets subject to amortization	1,354,698	(423,205)	931,493
In process research and development	11,000		11,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	20,100		20,100

Total intangible assets	$1,374,798	$(423,205)	$951,593

The following table provides details of the Company’s intangible assets, including the impact of foreign currency translation adjustments, as of June 30, 2013 (in thousands, except years):

	Gross	Accumulated Amortization	Net	Weighted-Average Useful Life
	(in thousands)			(years)
Customer relationships	$624,686	$(103,519)	$521,167	9.01
Existing technology	653,628	(139,894)	513,734	6.97
Patents	32,053	(22,036)	10,017	6.09
Backlog	10,000	(10,000)	—	1.00
Other intangible assets	35,216	(34,889)	327	4.10

Intangible assets subject to amortization	1,355,583	(310,338)	1,045,245
In process research and development	20,000		20,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	29,100		29,100

Total intangible assets	$1,384,683	$(310,338)	$1,074,345

The Company recognized $40.4 million and $45.0 million in intangible asset amortization expense during the three months ended March 30, 2014 and March 31, 2013, respectively. The Company recognized $122.9 million and $134.3 million in intangible asset amortization expense during the nine months ended March 30, 2014 and March 31, 2013, respectively. The Company recognized a $4.0 million impairment of in process research and development during the three and nine months ended March 31, 2014 due to the cancellation of a project.

The estimated future amortization expense of purchased intangible assets as of March 30, 2014 is as follows:

Fiscal Year	Amount
(in thousands)
2014 (3 months)	$39,842
2015	159,718
2016	157,510
2017	155,790
2018	154,625
Thereafter	264,008

$931,493

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 30,	June 30,
	2014	2013
	(in thousands)
Accrued compensation	$283,594	$254,795
Warranty reserves	71,489	52,252
Income and other taxes payable	51,178	39,420
Other	109,243	118,061

	$515,504	$464,528

NOTE 9 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
	(in thousands)
Interest income	$3,110	$3,235	$8,661	$11,411
Interest expense	(15,621)	(15,175)	(46,220)	(45,294)
Gains on deferred compensation plan related assets	3,137	3,112	8,534	7,087
Foreign exchange gains (losses)	(85)	(1,294)	(181)	(4,936)
Other, net	(396)	(5,712)	1,252	(7,430)

	$(9,855)	$(15,834)	$(27,954)	$(39,162)

NOTE 10 — INCOME TAX EXPENSE

The Company recorded an income tax expense of $17.7 million and $35.0 million for the three and nine months ended March 30, 2014, respectively, which yielded an effective tax rate for the three and nine months ended March 30, 2014 of approximately 9.7% and 8.1%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three and nine months ended March 30, 2014 is primarily due to the geographic mix of income and the recognition of previously unrecognized tax benefits due to lapse of statutes of limitation, offset by the tax effect of non-deductible stock-based compensation and unrecognized tax benefits due to uncertain tax positions.

NOTE 11 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, RSUs, and convertible notes. Dilutive shares outstanding include only the effect of the 2041 Notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Net income	$164,396	$18,996	$398,894	$28,172

Denominator:
Basic average shares outstanding	162,238	163,034	161,904	171,016
Effect of potential dilutive securities:
Employee stock plans	2,641	2,729	2,810	2,390
Convertible notes	6,757	2,741	6,337	900

Diluted average shares outstanding	171,636	168,504	171,051	174,306

Net income per share - basic	$1.01	$0.12	$2.46	$0.16

Net income per share - diluted	$0.96	$0.11	$2.33	$0.16

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
	(in thousands)
Number of potential dilutive securities excluded	75	298	85	567

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

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 30, 2013	$(17,178)	$2,822		$(15)		$(14,322)	$(28,693)
Other comprehensive income before reclassifications	1,680	8,632		962		534	11,808
Gains reclassified from accumulated other comprehensive income to net income	—	(10,066	) (1)	(120	) (2)	—	(10,186)

Net current-period other comprehensive income	$1,680	$(1,434)		$842		$534	$1,622

Balance as of March 30, 2014	$(15,498)	$1,388		$827		$(13,788)	$(27,071)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $7,961, cost of goods sold: $1,505 and selling, general and administrative expenses: $600.
(2)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net.

NOTE 13 — LONG-TERM DEBT AND OTHER BORROWINGS

The following table reflects the carrying value of the Company’s convertible senior notes and other long-term debt as of March 30, 2014 and June 30, 2013:

	March 30,	June 30,
	2014	2013
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(34.3)	(45.7)

Net carrying amount of 0.50% Notes due 2016	415.7	404.3

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(66.3)	(76.9)

Net carrying amount of 1.25% Notes due 2018	383.7	373.1

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(184.2)	(186.9)

Net carrying amount of 2.625% Notes due 2041	515.7	513.0

Total debt	1,315.1	1,290.4

Less: current portion of debt	(515.7)	(513.0)

Long-term debt	$799.4	$777.4

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

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of March 30, 2014. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the three and nine months ended March 30, 2014 were 4.29%, 5.27%, and 4.28%, respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three and nine months ended March 30, 2014 and March 31, 2013.

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
	(in millions)
Contractual interest coupon	$6.6	$6.6	19.7	19.7
Amortization of interest discount	8.3	7.9	24.7	23.5
Amortization of issuance costs	0.6	0.6	1.8	1.8

Total interest cost recognized	$15.5	$15.1	$46.2	$45.0

The remaining bond discount of the 2016 Notes, the 2018 Notes, and the 2041 Notes of $34.3 million, $66.3 million, and $184.2 million, respectively, as of March 30, 2014 will be amortized over their respective remaining lives of approximately 2.1 years, 4.1 years, and 27.1 years. As of March 30, 2014, the if-converted value of the 2016 Notes and 2018 Notes did not exceed the aggregate principal amount. As of March 30, 2014, the if-converted value of the 2041 Notes exceeded the aggregate principal amount by $386.3 million.

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

Concurrent with the issuance of the 2016 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of Common Stock at an exercise price of $71.34 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 30, 2014, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of Common Stock, which is the number of shares initially issuable upon conversion of the 2016 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes.

Concurrent with the issuance of the 2018 Notes, the Company sold warrants to purchase up to approximately 7.1 million shares of Common Stock at an exercise price of $76.10 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 30, 2014, the warrants had not been exercised and remained outstanding. In addition, counterparties agreed to sell to the Company up to approximately 7.1 million shares of Common Stock, which is the number of shares initially issuable upon conversion of the 2018 Notes in full, at a price of $63.02 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes.

Conversion Period

During the fiscal quarters ended June 30, 2013, December 29, 2013 and March 30, 2014 the market value of the Common Stock was greater than or equal to 130% of the 2041 Note conversion price for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes became convertible at the option of the holder anytime during the fiscal quarters ending December 29, 2013 and continue to be convertible through June 29, 2014 (the “June 2014 quarter”). However, there were no conversions of the 2041 Notes during the March 2014 quarter or the June 2014 quarter as of May 5, 2014.

As a result of the open conversion period, the carrying amount of the 2041 Notes was classified in current liabilities in the Company’s Consolidated Balance Sheets as of March 30, 2014 and June 30, 2013. The excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity as of March 30, 2014 and June 30, 2013. Upon closure of a conversion period, all 2041 Notes not converted will be reclassified back to noncurrent liabilities and the temporary equity is reclassified to permanent equity.

Fair Value of Notes

As of March 30, 2014, the face values of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of March 30, 2014, the fair values of the 2016 Notes, the 2018 Notes, and the 2041 Notes, which includes the debt and equity components, were approximately $518.6 million, $558.4 million, and $1,196.9 million, respectively, based on quoted market prices (Level 1 inputs within the fair value hierarchy).

Revolving Credit Facility

On March 12, 2014 the Company entered into a $300 million revolving unsecured credit facility with a syndicate of lenders that matures on March 12, 2019. The facility includes an option for the Company to, subject to certain requirements, request an increase in the facility of up to an additional $200 million, for a potential total commitment of $500 million. Proceeds from the credit facility can be used for general corporate purposes.

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal, and any accrued and unpaid interest, is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a total consolidated indebtedness to consolidated capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of March 30, 2014, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

NOTE 14 — COMMITMENTS

Operating Leases and Related Guarantees

The Company leases certain of its administrative, research and development (“R&D”) and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.

On December 31, 2013, the Company extinguished its two operating leases regarding certain improved properties in Livermore, California and its four amended and restated operating leases regarding certain improved properties in Fremont, California and entered into six amended operating leases (the “Operating Leases”) regarding certain improved properties at the Company’s headquarters in Fremont, California and certain other improved properties in Livermore, California.

The Operating Leases have a term of approximately seven years ending on December 31, 2020. The Company may, at its discretion and with 30 days’ notice, elect to purchase the property that is the subject of the Operating Leases for an amount approximating the sum required to pay the amount of the lessor’s investment in the property and any accrued but unpaid rent.

As of March 30, 2014, the Company was required, pursuant to the terms of the Operating Leases, to maintain cash collateral in an aggregate of approximately $132.5 million in separate interest-bearing accounts and marketable securities collateral in an aggregate of approximately $6.1 million as security for the Company’s obligations under the Operating Leases. These amounts are recorded as restricted cash and investments in the Company’s Consolidated Balance Sheet as of March 30, 2014.

During the term of the Operating Leases and when the terms of the Operating Leases expire, the property subject to those Operating Leases may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than approximately $191.2 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $220.0 million, in the aggregate.

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of March 30, 2014, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 30, 2014, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $20.9 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$67,413	$62,922	$58,078	$70,161
Warranties issued during the period	25,106	18,829	67,405	53,377
Settlements made during the period	(19,686)	(27,101)	(52,958)	(72,960)
Changes in liability for pre-existing warranties	(258)	90	50	4,162

Balance at end of period	$72,575	$54,740	$72,575	$54,740

NOTE 15 — RESTRUCTURING AND IMPAIRMENTS

From time to time, the Company initiates restructuring activities to appropriately align its cost structure relative to prevailing economic and industry conditions and associated customer demand as well as in connection with certain acquisitions. Costs associated with restructuring actions can include termination benefits and related charges in addition to facility closure, contract termination and other related activities.

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

March 2009 Plan

Beginning in the March 2009 quarter, the Company incurred restructuring expenses designed to align the Company’s cost structure with its outlook for the economic environment and business opportunities. During the March 2014 quarter, the Company entered into the Operating Leases and de-recognized the remaining liability associated with the residual value guarantee. See Note 14 to the Condensed Consolidated Financial Statements for additional information regarding residual value guarantees.

Acquired Restructuring Liabilities

In addition to restructuring plans initiated by the Company, a restructuring liability related to future rent obligations on unoccupied facilities was assumed in the Novellus acquisition. The associated liability balance of $10.3 million, as of March 30, 2014, is expected to be paid by the end of fiscal year 2017.

NOTE 16 — STOCK REPURCHASE PROGRAM

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of Common Stock. In addition, on April 29, 2014, the Board of Directors authorized the repurchase of up to $850 million of Common Stock, which includes the remaining value available under the Company’s prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the 2013 repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 30, 2013				$250,000
Quarter ended September 29, 2013	1,935	$96,462	$48.06	$153,538
Quarter ended December 29, 2013	762	$39,800	$52.20	$113,738
Quarter ended March 30, 2014	930	$49,414	$53.13	$64,324

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that did not settle until the December 2013 quarter. See Collared Accelerated Share Repurchases section below for details regarding average price associated with these transactions.

In addition to shares repurchased under the Board-authorized repurchase program shown above, during the nine months ended March 30, 2014, the Company acquired 468,585 shares at a total cost of $23.9 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the nine months ended March 30, 2014 included the following:

Collared Accelerated Share Repurchases

During the nine months ended March 30, 2014, the Company entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, the Company made an up-front cash payment of $75 million, in exchange for an initial delivery of 1.2 million shares of its Common Stock and a subsequent delivery of 0.3 million shares following the initial hedge period.

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

The Company accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own Common Stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of March 30, 2014, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

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

NOTE 18 — SUBSEQUENT EVENTS

On April 29, 2014 our Board of Directors announced its plan to initiate a quarterly dividend, and declared a dividend of $0.18 per share payable on July 2, 2014 to stockholders of record as of June 11, 2014. Our ability to pay future quarterly dividends will be subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us.

In addition, on April 29, 2014 our Board of Directors has authorized the repurchase of up to $850 million of common stock, which includes the remaining value available under the Company’s prior authorization.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 30, 2013 (our “2013 Form 10-K”), our quarterly reports on Form 10-Q for the quarters ended September 29, 2013 and December 29, 2013, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 30, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2013 Form 10-K.

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

The following table summarizes certain key financial information for the periods indicated below (in thousands, except percentage and per share data):

	Three Months Ended
	March 30,	December 29,	March 31,
	2014	2013	2013
Revenue	$1,227,392	$1,116,061	$844,928
Gross margin	$530,798	$487,789	$339,832
Gross margin as a percentage of revenue	43.2%	43.7%	40.2%
Total operating expenses	$338,861	$323,315	$329,013
Net income	$164,396	$148,992	$18,996
Diluted net income per share	$0.96	$0.87	$0.11

In the March 2014 quarter, revenue increased compared to the quarter ended December 29, 2013 (the “December 2013 quarter”), reflecting increased investments by our customers. Gross margin as a percentage of revenues decreased as compared to the December 2013 quarter due to unfavorable product mix, as well as approximately $5 million in costs we incurred in the March 2014 quarter for rationalization of certain product configurations. Operating expenses in the March 2014 quarter increased compared to the December 2013 quarter due primarily to costs for rationalization of certain product configurations, expenses incurred for the operating lease financing for our Fremont and Livermore buildings executed in the March 2014 quarter, and increased R&D spending.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $2.9 billion as of March 30, 2014 compared to $2.7 billion as of December 29, 2013. Cash generated by operations was approximately $290 million during the March 2014 quarter. We used cash during the March 2014 quarter to repurchase $52 million of our shares and purchase $42 million of property and equipment. Employee headcount increased slightly as of March 30, 2014 as compared to December 29, 2013 to approximately 6,600 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	March 30,	December 29,	March 31,
	2014	2013	2013
Shipments (in millions)	$1,264	$1,139	$896
Taiwan	22%	22%	33%
Korea	28%	24%	12%
China	20%	21%	7%
Japan	11%	13%	11%
United States	11%	9%	21%
Europe	5%	7%	9%
Southeast Asia	3%	4%	7%

Shipments for the March 2014 quarter increased 11% compared to the December 2013 quarter and increased 41% compared to the March 2013 quarter as customer demand for semiconductor equipment increased, particularly for the memory market. The percentage of total system shipments to each of the market segments we serve were as follows for the periods presented:

	Three Months Ended
	March 30,	December 29,	March 31,
	2014	2013	2013
Memory	66%	64%	31%
Foundry	28%	28%	56%
Logic/integrated device manufacturing	6%	8%	13%

Revenue

	Three Months Ended			Nine Months Ended
	March 30,	December 29,	March 31,	March 30,	March 31,
	2014	2013	2013	2014	2013
Revenue (in millions)	$1,227	$1,116	$845	$3,359	$2,613
Taiwan	19%	28%	26%	24%	27%
Korea	28%	19%	14%	23%	16%
China	22%	12%	7%	15%	9%
Japan	11%	17%	11%	13%	10%
United States	10%	13%	26%	12%	23%
Europe	6%	5%	10%	7%	8%
Southeast Asia	4%	6%	6%	6%	7%

Revenue for the March 2014 quarter increased 10% compared to the December 2013 quarter, increased 45% as compared to the March 2013 quarter, and increased 29% during the nine months ended March 30, 2014 as compared to the same period last year, reflecting increased customer and industry demand. Our deferred revenue balance increased to $432 million as of March 30, 2014 compared to $405 million as of December 29, 2013. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $57 million as of March 2014 compared to $53 million as of December 29, 2013.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 30,	December 29,	March 31,	March 30,	March 31,
	2014	2013	2013	2014	2013
	(in thousands, except percentages)
Gross margin	$530,798	$487,789	$339,832	$1,450,445	$989,132
Percent of revenue	43.2%	43.7%	40.2%	43.2%	37.9%

The decrease in gross margin as a percentage of revenue during the March 2014 quarter as compared to the December 2013 quarter is due to a slightly unfavorable product mix, a higher customer concentration, as well as approximately $5 million in costs we incurred in the March 2014 quarter for the rationalization of certain product configurations.

The increase in gross margin as a percentage of revenue during the March 2014 quarter as compared to the March 2013 quarter is primarily due to improved factory and field efficiencies, as well as a more favorable product mix. Additionally, the acquisition-related inventory fair value impact decreased by $7 million in the March 2014 quarter, as compared to the same quarter last year.

The increase in gross margin as a percentage of revenue during the nine months ended March 2014 quarter as compared to the same period in the prior year is related to higher improved factory and field utilization, as well as a more favorable product mix. Additionally, the acquisition-related inventory fair value impact and costs associated with rationalization of certain product configurations decreased by $75 million and $16 million, respectively, in the nine months ended March 30, 2014 as compared to the same period last year.

Research and Development

	Three Months Ended			Nine Months Ended
	March 30,	December 29,	March 31,	March 30,	March 31,
	2014	2013	2013	2014	2013
	(in thousands, except percentages)
Research and development (“R&D”)	$185,978	$174,477	$174,206	$531,022	$503,468
Percent of revenue	15.2%	15.6%	20.6%	15.8%	19.3%

We continue to make significant R&D investments focused on leading-edge plasma etch, deposition, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expenses during the March 2014 quarter compared to the December 2013 quarter was primarily due to an $8 million increase in salaries and benefits as a result of additional headcount to support our investment in product development and related increases in incentive and equity compensation.

The increase in R&D expenses during the March 2014 quarter compared to the same period in the prior year was primarily due to a $9 million increase in salaries and benefits, reflecting an increase in our product development investments. The increase in R&D expenses during the nine months ended March 30, 2014 as compared to the same period in the prior year was primarily due to a $30 million increase in salaries, benefits, incentive and equity compensation, and temporary labor related to new product development.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 30,	December 29,	March 31,	March 30,	March 31,
	2014	2013	2013	2014	2013
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$152,883	$148,838	$154,807	$457,604	$454,091
Percent of revenue	12.5%	13.3%	18.3%	13.6%	17.4%

The increase in SG&A expenses during the March 2014 quarter compared to the December 2013 quarter was primarily due to a $5 million charge associated with the execution of our Fremont and Livermore buildings’ operating leases.

The decrease in SG&A expenses in the March 2014 quarter compared to the same period in the prior year was primarily due to a $13 million decrease in integration costs offset by a $5 million charge associated with the renewal of our Fremont and Livermore buildings’ operating leases and $6 million in costs incurred for rationalization of certain product configurations.

The increase in SG&A expenses in the nine months ended March 30, 2014 quarter as compared to the same period in the prior year was primarily due to an $11 million increase in marketing expenses, $7 million in costs incurred for rationalization of certain product configurations, an $12 million impairment of long-lived assets, and a $5 million charge associated with the execution of our Fremont and Livermore buildings operating leases. This increase was offset by a $25 million reduction of integration-related costs and an $8 million decrease in amortization related to intangible assets acquired in the Novellus transaction.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 30,	December 29,	March 31,	March 30,	March 31,
	2014	2013	2013	2014	2013
	(in thousands)
Interest income	$3,110	$2,828	$3,235	$8,661	$11,411
Interest expense	(15,621)	(15,297)	(15,175)	(46,220)	(45,294)
Gains on deferred compensation plan related assets	3,137	5,360	3,112	8,534	7,087
Foreign exchange gains (losses)	(85)	125	(1,294)	(181)	(4,936)
Other, net	(396)	3,147	(5,712)	1,252	(7,430)

	$(9,855)	$(3,837)	$(15,834)	$(27,954)	$(39,162)

Interest income decreased in the three and the nine months ended March 30, 2014 as compared to the three and nine months ended March 31, 2013 as a result of lower interest rate yields.

We incurred insignificant foreign exchange gains (losses) in both the three and nine months ended March 30, 2014 and the three months ended December 29, 2013. Foreign exchange losses in the three and nine months ended March 31, 2013 were related to un-hedged portions of the balance sheet exposures.

In the three and nine months ended March 30, 2014 as compared to the three and nine months ended March 31, 2013, we recognized gains on assets which are related to obligations under our deferred compensation plan, due to changes in the market value of securities in this portfolio.

Other income, net was higher during the nine months ended March 30, 2014 as compared to nine months ended March 31, 2013 primarily due to a $4.8 million gain on the disposition of a private equity investment. Other expense during the three and nine months ended March 31, 2013 was primarily due to a $3.7 million other-than-temporary impairment of a strategic public equity investment, net of foreign exchange.

Income Tax Expense

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2014	2013	2014	2013
	(in thousands, except percentages)
Provision for income taxes	$17,686	$(24,011)	$34,971	$(35,761)
Effective tax rate	9.7%	478.9%	8.1%	471.2%

The change in the effective tax rate for the three and nine months ended March 30, 2014 compared to the three and nine months ended March 31, 2013 was primarily due to the level of income, the impact of the retroactive extension for part of the fiscal year 2012 of the U.S. Federal R&D tax credit in fiscal year 2013 and the treatment of integration and impairment expenses as a discrete event in determining the effective tax rate.

The effective tax rate of 9.7% for the three months ended March 30, 2014 includes $4.9 million of tax benefit related to the tax impact of synthetic lease impairment, restructuring, and impairment expenses. The effective tax rate of 8.1% for the nine months ended March 30, 2014 includes $7.8 million of tax benefit related to the tax impact of synthetic lease impairment integration, restructuring, asset sale, and impairment expenses, offset by the tax impact of gain on sale of investment.

The effective tax rate of 478.9% and 471.2% for the three and nine months ended March 31, 2013 included (1) a tax benefit of $11.5 million, due to the retroactive extension of the U.S. Federal R&D tax credit for part of fiscal 2012, and (2) $2.1 million and $5.6 million, respectively, of tax benefit related to the tax impact of integration and impairment expenses, which had a significant impact on the effective tax rate due to the low level of income in fiscal year 2013, in comparison to fiscal year 2014.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: GAAP requires us to recognize the fair value of equity-based compensation in net income. We determine the fair value of our restricted stock units (“RSUs”), excluding market-based performance restricted stock units, based upon the fair market value of Company stock at the date of grant. We estimate the fair value of our market-based performance restricted stock units using a Monte Carlo simulation model at the date of the grant. We estimate the fair value of our stock options and ESPP awards using the Black-Scholes option valuation model. This model requires us to input highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the awards, and we have elected to use the straight-line method of amortization.

We make quarterly assessments of the adequacy of our tax credit pool related to equity-based compensation to determine if there are any deficiencies that we are required to recognize in our Condensed Consolidated Statements of Operations. We will only recognize a benefit from stock-based compensation in paid-in-capital if we realize an incremental tax benefit after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation on the research tax credit through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits for income tax footnote disclosure purposes. We track these stock award attributes separately and will only recognize these attributes through paid-in-capital.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2014, we had $2.9 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $2.7 billion as of June 30, 2013. Approximately $2.1 billion and $2.0 billion of our total cash and investments as of March 30, 2014 and June 30, 2013, respectively, was held outside the U.S. in our foreign subsidiaries, of which substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities

Net cash provided by operating activities of $471.2 million during the nine months ended March 30, 2014 consisted of (in millions):

Net income	$398.9
Non-cash charges:
Depreciation and amortization	221.1
Equity-based compensation	70.6
Amortization of convertible note discount	24.7
Impairment of long lived assets	11.6
Deferred income taxes	11.6
Changes in operating asset and liability accounts	(271.8)
Other	4.5

$471.2

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $208.1 million and inventories of $145.6 million, partially offset by sources of cash resulting from increases in accrued liabilities of $10.3 million and trade accounts payable of $45.5 million.

Cash Flows from Investing Activities

Net cash used for investing activities during the nine months ended March 30, 2014 was $190.7 million, primarily consisting of capital expenditures of $103.7 million and net purchases of available for sale securities of $128.9 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the nine months ended March 30, 2014 was $151.4 million, primarily consisting of $204.6 million in treasury stock repurchases partially offset by net proceeds from issuance of Common Stock related to employee equity-based plans of $54.5 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments at March 30, 2014, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

On March 12, 2014 the Company entered into a $300 million revolving unsecured credit facility with a syndicate of lenders that matures on March 12, 2019. The facility includes an option for the Company to, subject to certain requirements, request an increase in the facility of up to an additional $200 million, for a potential total commitment of $500 million. Proceeds from the credit facility can be used for general corporate purposes. Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5% or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal, and any accrued and unpaid interest, is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a total consolidated indebtedness to consolidated capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of March 30, 2014, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2013 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 30, 2013. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 30, 2014. Actual results may differ materially.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 30, 2014 were as follows:

	Valuation of Securities				Valuation of Securities
	Given an Interest Rate			Fair Value as of	Given an Interest Rate
	Decrease of X Basis Points			March 30, 2014	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$250,332	$250,305	$249,996	$248,949	$247,556	$246,164	$244,772
US Treasury & Agencies	184,796	184,796	184,456	182,967	181,214	179,462	177,710
Government-Sponsored Enterprises	41,411	41,406	41,315	41,089	40,822	40,554	40,286
Foreign Government Bond	35,608	35,566	35,330	34,988	34,644	34,299	33,953
Corporate Notes and Bonds	970,543	969,528	966,431	961,378	956,225	951,075	945,925
Mortgage Backed Securities - Residential	27,533	27,232	26,908	26,580	26,253	25,926	25,598
Mortgage Backed Securities - Commercial	106,713	106,243	105,571	104,857	104,143	103,428	102,714

Total	$1,616,936	$1,615,076	$1,610,007	$1,600,808	$1,590,857	$1,580,908	$1,570,958

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

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of March 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our Credit Agreements Contain Covenant Restrictions That May Limit Our Ability To Operate Our Business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:

•	Incur additional debt, assume obligations in connection with letters of credit, or issue guarantees;

•	Create liens;

•	Enter into transactions with our affiliates;

•	Sell certain assets; and,

•	Merge or consolidate with any person.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the 2016, 2018 or 2041 senior convertible debentures or our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

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

Strategic Alliances and Customer Consolidation May Have Negative Effects on Our Business

Increasingly, semiconductor manufacturing companies are entering into strategic alliances or consolidating with one another to expedite the development of processes and other manufacturing technologies and/or achieve economies of scale. The outcomes of such an alliance can be the definition of a particular tool set for a certain function and/or the standardization of a series of process steps that use a specific set of manufacturing equipment; while the outcomes of consolidation can lead to an overall reduction in the market for semiconductor manufacturing equipment as customers’ operations achieve economies of scale and/or increased purchasing power based on their higher volumes. In certain instances this could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such functions or processes. Some semiconductor manufacturing companies are also exiting the industry. Additional outcomes of such consolidation may include our customers: (i) re-evaluating their future supplier relationships to consider other competitors’ products and/or (ii) gaining additional influence over the pricing of products and the control of intellectual property.

Similarly, our customers may team with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. Even if they select our equipment, the institutions and the customers that follow their lead could impose conditions on acceptance of that equipment, such as adherence to standards and requirements or limitations on how we license our proprietary rights that increase our costs or require us to take on greater risk. These actions could adversely impact our market share and financial results.

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

We believe that to remain competitive we must devote significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors, especially those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and to therefore increasingly dominate the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. For these reasons, we may fail to continue to compete successfully worldwide.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 88% of total revenue in the nine months ended March 30, 2014, 80% of total revenue in fiscal year 2013, and 83% of total revenue in fiscal year 2012. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

We are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro. Currently, we enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities; primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and euro-denominated expenses. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

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

We Rely Upon Certain Critical Information Systems for the Operation of Our Business

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned and maintained by us, our outsourced providers or third parties such as vendors and contractors. Many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead are delivered to and consumed by the user as an Internet-based service). All of these information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. Confidential and/or sensitive information stored on these information systems could be intentionally or unintentionally compromised, lost and/or stolen. While we have implemented security procedures, such as virus protection software and emergency recovery processes, to mitigate the outlined risks with respect to information systems that are under our control, they cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time, or unauthorized releases of confidential information, could unfavorably impact the timely and efficient operation of our business.

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

We May Fail to Protect Our Critical Proprietary Technology Rights, Which Could Affect Our Business

Our success depends in part on our proprietary technology and our ability to protect key components of that technology through patents, copyrights and trade secret protection. Protecting our key proprietary technology helps us to achieve our goals of developing technological expertise and new products and systems that give us a competitive advantage; increasing market penetration and growth of our installed base; and providing comprehensive support and service to our customers. As part of our strategy to protect our technology we currently hold a number of U.S. and foreign patents and pending patent applications, and we keep certain information, processes and techniques as trade secrets. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us, these governments may fail to issue patents for pending applications, or we may lose trade secret protection over valuable information due to the intentional or unintentional actions or omissions of third parties, of ours or even our own employees. Additionally, intellectual property litigation can be expensive and time-consuming and even when patents are issued or trade secret processes are followed, the legal systems in certain of the countries in which we do business do not enforce patents and other intellectual property rights as rigorously as the United States. The rights granted or anticipated under any of our patents, pending patent applications or trade secrets may be narrower than we expect or, in fact, provide no competitive advantages. Moreover, because we determine the jurisdictions in which to file patents at the time of filing, we may not have adequate protection in the future based on such previous decisions. Any of these circumstances could have a material adverse impact on our business.

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

There Can Be No Assurance That We Will Continue To Declare Cash Dividends At All Or In Any Particular Amounts.

Our Board of Directors announced its plans to declare a quarterly dividend on April 29, 2014, with the first dividend payment having been declared and will be payable on July 2, 2014. In addition, on April 29, 2014, we announced that our Board of Directors has authorized the Company to repurchase up to $850 million of Common Stock, which includes the remaining value available under the prior authorization. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and, in the case of dividends, periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction in our dividend payments or a suspension of our share repurchase activity could have a negative effect on our stock price.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Company Shares

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of Common Stock. In addition, on April 29, 2014, the Board of Directors has authorized the Company to repurchase up to $850 million of common stock, which includes the remaining value available under the Company’s prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three and nine months ended March 30, 2014 included the following:

Collared Accelerated Share Repurchases

During the nine months ended March 30, 2014, we entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, we made an up-front cash payment of $75 million, in exchange for an initial delivery of 1.2 million shares of our Common Stock and a subsequent delivery of 0.3 million shares following the initial hedge period.

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

We accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to our own Common Stock and classified in stockholders’ equity. As such, we accounted for the shares that we received under the ASR as a repurchase of our Common Stock for the purpose of calculating earnings per common share. We had determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of March 30, 2014, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the 2013 repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 30, 2013				$250,000
Quarter ended September 29, 2013	2,093	$48.39	1,935	$153,538
Quarter ended December 29, 2013	967	$50.68	762	$113,738
December 30, 2013 - January 26, 2014	288	$54.47	270	$99,029
January 27, 2014 - February 23, 2014	356	$51.37	285	$84,417
February 24, 2014 - March 30, 2014	392	$53.58	375	$64,324

Total	4,096	$51.63	3,627

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that did not settle until the December 2013 quarter. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under the Board-authorized repurchase program (as described above), included in this column are 468,585 shares acquired at a total cost of $23.9 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: May 8, 2014	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.2(1)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) – Lam Research Corporation 2007 Stock Incentive Plan

10.3(1)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.4(1)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) – Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.5(2)	Credit Agreement dated March 12, 2014 among Lam Research Corporation and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, BNP Paribas, Barclays Bank PLC, Citibank, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 18, 2014.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.