Form 10-K
period 2014-06-29
LAM RESEARCH CORP
filed 2014-08-26
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 29, 2013, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $6,184,276,734. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 20, 2014, the Registrant had 162,075,237 outstanding shares of Common Stock.

Documents Incorporated by Reference

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 6, 2014 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, international sales, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; hedging transactions; our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures and joint development relationships with customers, suppliers or other industry members; outsourced activities; the role of component suppliers in our business; the resources invested to comply with all evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q for the quarters ended September 29, 2013, December 29, 2013 and March 30, 2014, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Item 1.	Business

Incorporated in 1980, Lam Research Corporation (“Lam Research,” “Lam,” “we,” or the “Company”) is a Delaware corporation, headquartered in Fremont, California. We maintain a network of facilities throughout Asia, Europe, and the United States of America in order to meet the needs of our dynamic customer base.

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

Lam Research is a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We design, manufacture, market, refurbish, and service semiconductor processing systems that are used in the fabrication of integrated circuits (“ICs”). Our market-leading products are designed to help our customers build smaller, faster, and more power-efficient devices that are used in a variety of electronic products, including cell phones, tablets, computers, storage devices, and networking equipment.

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

At Lam Research, we leverage our expertise in semiconductor device processing to develop enabling technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost. We offer a broad portfolio of complementary products that are used in several areas of the semiconductor manufacturing process flow, including thin film deposition, plasma etch, and wafer cleaning. These processes, which are repeated numerous times during the wafer fabrication cycle, are utilized to manufacture every type of semiconductor device.

Our products are used primarily in front-end wafer processing, which involves the steps that create the active components of a device (transistor, capacitor) and their wiring (interconnect). Market demand for ever-smaller IC designs is driving the development of and migration to new fabrication strategies, such as three-dimensional (“3D”) architectures and multiple patterning. We also address processes for back-end wafer-level packaging (“WLP”), which is an alternative to traditional two dimensional packaging and can offer a smaller form factor, increased interconnect speed and bandwidth, and lower power consumption, among other benefits. In addition, our products are well-suited for related markets that rely on semiconductor processes and require production-proven manufacturing capability, such as micro-electromechanical systems (“MEMS”).

The Company’s high-productivity thin film deposition systems form a device’s sub-microscopic layers of conducting (metal) or insulating (dielectric) materials. Lam is the market leader in plasma etch, a highly critical process step that selectively removes materials from the wafer to create the features and patterns of a device. Our photoresist strip systems remove the photoresist mask before a wafer proceeds to the next processing step. Lam’s wet spin clean and plasma-based bevel clean products remove particles, residues and film from the wafer surface before or after adjacent processes.

Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and refurbishment of our deposition, etch, photoresist strip, and clean products. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. CSBG also offers refurbished and newly built previous-generation (legacy) equipment for those applications that do not require the most advanced wafer processing capability.

Silfex Inc. (“Silfex”) is a wholly-owned subsidiary of Lam. Silfex is a leading provider of high-purity custom silicon components and assemblies that serve technology markets such as semiconductor equipment. Peter Wolters was a wholly-owned subsidiary of Lam until we sold substantially all of Peter Wolters on July 2, 2014. Peter Wolters designs and manufactures high-precision grinding, lapping, polishing, and deburring systems used in the automotive, aerospace, medical, semiconductor manufacturing and other industries.

Products

Thin Film Deposition

In leading-edge semiconductor designs, metal deposition processes face significant scaling and integration challenges. For advanced copper interconnect structures, challenges for electrochemical deposition (“ECD”) include providing complete, void-free fill of high aspect ratio (“HAR”) structures with low defectivity and high productivity. Electroplating of copper and other metals is also used for through-silicon via (“TSV”) and WLP applications, such as forming conductive bumps and redistribution layers (“RDLs”). These applications require excellent within-wafer uniformity at high plating rates, minimal defects, and cost competitiveness. For tungsten chemical vapor deposition (“CVD”)/atomic layer deposition (“ALD”) processes, key requirements are minimizing contact resistance to meet lower power consumption requirements and achieving void-free fill for narrow nanoscale structures. In addition, good barrier step coverage at reduced thicknesses relative to physical vapor deposition/CVD barrier films is also needed to improve contact fill and reduce resistivity.

In dielectric deposition, high-productivity, high-quality films are needed for a number of critical process steps. For example, next-generation FinFET transistor structures and back-end-of-line (“BEOL”) self-aligned double patterning require highly conformal film deposition and atomic-scale control of film dimensions to ensure device performance. The numerous alternating film layers used in new 3D NAND designs require exceptional stress and defectivity control and ultra-smooth film deposition. Plasma-enhanced CVD (“PECVD”) is often used for these applications, as well as for advanced WLP, where depositing high-quality films without exceeding thermal budgets is essential. In addition, ALD processes are often used to deposit very thin, highly conformal films for applications such as multiple patterning. For gapfill deposition, achieving defect-free fills while maintaining high throughput is essential. Preferred approaches are to use high-density plasma CVD (“HDP-CVD”) either as a complete gapfill solution or as a cap over other gapfill technologies to enhance process control and mitigate integration risks. Lastly, innovative post-deposition film treatments such as ultraviolet thermal processing (“UVTP”) are being used to improve low-k film integrity and increase strain in nitride layers for improved device performance.

Copper Metal Films — SABRE ® Product Family

The SABRE ECD product family is the industry’s productivity-leading platform for copper damascene manufacturing. Electrofill ® technology provides high-throughput, void-free fill with superior defect density performance for advanced technology nodes. SABRE chemistry packages provide leading-edge fill performance for the lowest defectivity, widest process window, and highest rates of bottom-up growth to fill the most challenging HAR features. System capabilities include deposition of copper directly on various liner materials, important for next-generation metallization schemes. The number of yielding ICs per wafer has also been improved by increasing the usable die area through industry-leading process edge exclusion engineering. Applications include copper deposition for both advanced logic and memory interconnect. We also offer the SABRE 3D system to address TSV and WLP applications, such as copper pillar, RDL, underbump metallization, bumping, and microbumps used in post-TSV processing.

Tungsten Metal Films — ALTUS ® Product Family

Lam’s market-leading ALTUS systems deposit highly conformal atomic layer films for advanced tungsten metallization applications. The patented Multi-Station Sequential Deposition (“MSSD”) architecture enables a nucleation layer to be formed using Pulsed Nucleation Layer (“PNL”) technology and bulk CVD fill to be performed in situ. PNL, Lam’s ALD technology, is used in the deposition of tungsten nitride films to achieve high step coverage with reduced thickness relative to conventional barrier films. PNL is also used to reduce thickness and alter CVD bulk fill grain growth, lowering the overall resistivity of thin tungsten films. The advanced ExtremeFill CVD tungsten technology provides extendibility to fill the most challenging structures at advanced technology nodes. Applications include tungsten plug and via fill, 3D NAND wordlines, low-stress composite interconnects, and tungsten nitride barrier for via and contact metallization.

PECVD Dielectric Films — VECTOR ® Product Family

Lam’s VECTOR family of PECVD/ALD systems delivers superior thin film quality, wafer-to-wafer uniformity, productivity, and low cost of ownership. The MSSD architecture enables industry-leading performance with both sequential processing and parallel processing to provide broad process flexibility for a range of applications. VECTOR products offer specialized systems for logic and memory applications. VECTOR Express offers a small footprint with four processing stations. VECTOR Excel is a modular tool for advanced technology nodes where pre-and-post film deposition treatments are needed. VECTOR Extreme accommodates up to 12 processing stations for high-throughput memory processes. Applications include deposition of ashable hardmasks, multiple patterning films, oxides, nitrides, carbides, anti-reflective layers, multi-layer stack films, diffusion barriers, and spacer films.

Gapfill Dielectric Films — SPEED ® Product Family

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

Film Treatment — SOLA ® Product Family

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

Plasma Etch

As the semiconductor industry continues to improve device performance and shrink critical feature sizes, plasma etch faces multiple challenges. These include processing smaller features, new materials, new transistor structures, increasingly complex film stacks, and ever higher aspect ratio structures. For conductor etch, requirements include delivering atomic-scale control for etching FinFET/3D gate transistors, multi–film stacks for high-k/metal gate structures, and multiple patterning structures. Dielectric etch processes must be able to maintain etch profiles on increasingly HAR structures such as in 3D NAND devices, etch new multi-layer photoresist materials and amorphous carbon hardmasks, and avoid damaging fragile low-k materials. In emerging 3D integrated circuits (“3D ICs”), TSVs are now used to provide interconnect capability for die-to-die and wafer-to-wafer stacking. Critical factors for TSV are etching a variety of materials in the same chamber ( in situ ), as well as being able to use both conventional and special techniques for deep silicon etching. For all etch processes, it is important to provide excellent profile control and across-wafer uniformity while maintaining high productivity and cost efficiency.

Conductor Etch — 2300 ® Kiyo ® Product Family, 2300 ® Versys ® Metal Product Family

The 2300 Kiyo product family delivers high-performance, high-productivity, low-risk solutions for conductor etch applications. Superior uniformity, uniformity control, and repeatability are enabled by a symmetrical chamber design, leading electrostatic chuck technology, and independent tuning features. The Kiyo products deliver high productivity with low defectivity on multi-film stacks, enabled by in situ etch capability, continuous plasma, and advanced Waferless Autoclean technology. In addition, Kiyo systems can be configured to perform atomic layer etch (“ALE”), which delivers atomic-scale variability control to enable next-generation wafer processing. Applications include FinFET and tri-gate, shallow trench isolation (“STI”), high-k/metal gate and multiple patterning. The 2300 Versys metal product family provides a flexible platform for BEOL metal etch processes. Symmetrical chamber design and independent tuning features provide critical dimension, profile uniformity, and uniformity control for metal hardmask applications. The products’ proprietary chamber cleaning technology ensures high availability, high yield, and exceptional process repeatability for aluminum etching. Applications include metal hardmask, multiple patterning, high-density aluminum line, and aluminum pad.

Dielectric Etch — 2300 ® Flex™ Product Family

The 2300 Flex product family offers differentiated technologies and application-focused capabilities for critical dielectric etch applications. Exceptional uniformity, repeatability, and tunability are enabled by a unique multi-frequency, small-volume, confined plasma design. The systems deliver high productivity with low defectivity, enabled by in situ multi-step etch and continuous plasma capability. Low-risk, cost-effective upgrades provide evolutionary product transitions that extend product life and maximize return on investment. Applications include low-k and ultra low-k dual damascene, self-aligned contacts, capacitor cell, mask open, 3D NAND HAR hole, trench, and contact.

TSV Etch — 2300 ® Syndion ® Product Family

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

Photoresist Strip — G400 ® ,GxT ® ,G3D ®

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

Single-Wafer Clean

Wafer cleaning is a critical function that must be repeated many times during the semiconductor manufacturing process, from device fabrication through packaging. As device geometries shrink and new materials are introduced, the number of cleaning steps continues to grow. Furthermore, each step has different selectivity and defectivity requirements that add to manufacturing complexity. For next-generation devices, fragile structures need to be cleaned without causing damage. In addition, cleaning steps that target the bevel region can help eliminate the potential source of yield-limiting defects at the wafer’s edge, as well as, increase the number of good die at the wafer’s edge to improve yield.

Wet Clean — DV-Prime ® ,Da Vinci ® ,SP Series

Lam’s single-wafer spin technology pioneered the industry transition from batch to single-wafer wet processing. These production-proven spin wet clean systems provide the productivity and flexibility needed for both high-volume manufacturing and leading-edge development across multiple technology nodes and for all device types. The products deliver excellent process uniformity across the wafer, wafer-to-wafer, and lot-to-lot. Proprietary technologies enhance damage-free particle removal and enable wafer drying without pattern collapse or watermarks. Offering the latest in dilute chemistry and solvent systems, the products meet defectivity and material integrity requirements. Applications include particle, polymer, and residue removal; photoresist removal; and wafer backside/bevel cleaning. Our wet clean systems are also used for multiple wet etch and clean applications for WLP, including silicon substrate thinning, wafer stress relief, underbump metallization etch, and photoresist removal.

Plasma Bevel Clean — 2300 ® Coronus ® Product Family

The 2300 Coronus plasma-based bevel clean products enhance die yield by removing particles, residues and unwanted films from the wafer’s edge that can impact the device area. The system combines the ability of plasma to selectively remove a wide variety of materials with a proprietary confinement technology that protects the die area. High system uptime and throughput, excellent process repeatability, and efficient in situ removal of multi-material film stacks and residues ensure high productivity for increased wafer output. Applications include post-etch, pre- and post-deposition, pre-lithography, and metal film removal to prevent arcing during plasma etch or deposition steps. It is also the industry’s only bevel clean product that removes amorphous-carbon films and carbon-rich residues.

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

Products Table

Segment	Process/Application	Technology	Products
Thin Film Deposition	Metal Films Dielectric Films Film Treatment	ECD (Copper & Other) CVD, ALD (Tungsten) PECVD, ALD Gapfill HDP-CVD UVTP	SABRE® family ALTUS® family VECTOR® family SPEED® family SOLA® family

Plasma Etch	Conductor Etch Dielectric Etch TSV Etch	Reactive Ion Etch Reactive Ion Etch Deep Reactive Ion Etch	2300® Kiyo® family, 2300® Versys® metal family 2300® Flex™ family 2300® Syndion® family

Strip & Clean	Photoresist Strip Wafer Cleaning Bevel Cleaning	Dry Strip Wet Clean Dry Plasma Clean	G400®, GxT®, G3D® DV-Prime®, Da Vinci®, SP Series 2300® Coronus® family

Fiscal Periods Presented

All references to fiscal years apply to our fiscal years, which ended June 29, 2014, June 30, 2013, and June 24, 2012. In all sections of this document, the fiscal 2012 information presented reflects 20 days of Novellus related activity, as Novellus was purchased on June 4, 2012. There is no Novellus related activity reflected in periods prior to fiscal year 2012.

Research and Development

The market for semiconductor capital equipment is characterized by rapid technological change and product innovation. Our ability to achieve and maintain our competitive advantage depends in part on our continued and timely development of new products and enhancements to existing products. Accordingly, we devote a significant portion of our personnel and financial resources to research and development (“R&D”) programs and seek to maintain close and responsive relationships with our customers and suppliers.

Our R&D expenses during fiscal years 2014, 2013, and 2012 were $716.5 million, $683.7 million, and $444.6 million, respectively. The majority of R&D spending over the past three years has been targeted at deposition, etch, single-wafer clean, and other semiconductor manufacturing products. We believe current challenges for customers at various points in the semiconductor manufacturing process present opportunities for us.

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

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Revenue:
Korea	$1,127,406	$603,821	$893,549
Taiwan	1,049,214	1,026,548	467,922
Japan	634,131	368,095	308,189
China	623,408	319,282	143,769
United States	622,022	734,324	458,531
Europe	303,730	292,432	244,038
Southeast Asia	247,398	254,414	149,194

Total revenue	$4,607,309	$3,598,916	$2,665,192

Long-Lived Assets

Refer to Note 17 of our Consolidated Financial Statements, included in Item 15 of this report, for information concerning the geographic locations of long-lived assets.

Customers

Our customers include all of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. In fiscal years 2014, 2013, and 2012, three customers, Samsung Electronics Company, Ltd., SK Hynix Inc., and Taiwan Semiconductor Manufacturing Company, Ltd., each individually represented greater than 10% of total revenues.

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

Backlog

In general, we schedule production of our systems based upon our customers’ delivery requirements and forecasts. In order for a system to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted, 2) we have an agreement on prices and product specifications, and 3) there is a scheduled shipment within the next 12 months. In order for spares and services to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted and (2) delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not to exceed 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. At June 29, 2014 and June 30, 2013, our backlog was approximately $866 million and $764 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

Manufacturing

Our manufacturing operations consist mainly of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.

We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a timely and cost effective manner, enabling us to respond quickly to any changes in our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 14 of our Consolidated Financial Statements, included in Item 15 of this report, for further information concerning our outsourcing commitments.

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

Employees

As of August 19, 2014, we had approximately 6,500 regular employees globally. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information.

In the semiconductor and semiconductor equipment industries, competition for highly skilled employees is intense. Our future success depends, to a significant extent, upon our continued ability to attract and retain qualified employees particularly in the R&D and customer support functions.

Competition

The semiconductor capital equipment industry is characterized by rapid change and is highly competitive throughout the world. To compete effectively, we invest significant financial resources to continue to strengthen and enhance our product and services portfolio and to maintain customer service and support locations globally. Semiconductor manufacturers evaluate capital equipment suppliers in many areas, including, but not limited to, process performance, productivity, defect control, customer support, and overall cost of ownership, which can be affected by many factors such as equipment design, reliability, software advancements, and similar factors. Our ability to succeed in the marketplace depends upon our ability to maintain existing products and introduce product enhancements and new products that meet customer requirements on a timely basis. In addition, semiconductor manufacturers must make a substantial investment to qualify and integrate new capital equipment into semiconductor production lines. As a result, once a semiconductor manufacturer has selected a particular supplier’s equipment and qualified it for production, the manufacturer generally maintains that selection for that specific production application and technology node as long as the supplier’s products demonstrate performance to specification in the installed base. Accordingly, we may experience difficulty in selling to a given customer if that customer has qualified a competitor’s equipment. We must also continue to meet the expectations of our installed base of customers through the delivery of high-quality and cost-efficient spare parts in the presence of third-party spare parts provider competition.

We face significant competition with all of our products and services. Our primary competitors in the etch market are Tokyo Electron, Ltd. and Applied Materials, Inc. Our primary competitors in the single-wafer wet clean market are Dainippon Screen Manufacturing Co. Ltd., Semes, and Tokyo Electron, Ltd. In the tungsten CVD, PECVD, HDP-CVD, ECD and PVD markets, our primary competitor is Applied Materials, Inc. In the PECVD market, we also compete against ASM International and Wonik IPS.

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

EXECUTIVE OFFICERS OF THE COMPANY

As of August 26, 2014, the executive officers of Lam Research were as follows:

Name	Age	Title
Martin B. Anstice	47	President and Chief Executive Officer
Timothy M. Archer	47	Executive Vice President and Chief Operating Officer
Douglas R. Bettinger	47	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Richard A. Gottscho	62	Executive Vice President, Global Products Group
Sarah A. O’Dowd	64	Senior Vice President, Chief Legal Officer

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

Douglas R. Bettinger is Executive Vice President, Chief Financial Officer of Lam Research. Prior to joining the company, Mr. Bettinger served as Senior Vice President and Chief Financial Officer of Avago Technologies from August 2008 to February 2013. From 2007 to 2008, he served as Vice President of Finance and Corporate Controller at Xilinx, Inc., and from 2004 to 2007, he was Chief Financial Officer at 24/7 Customer, a privately held company. Mr. Bettinger worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance and manufacturing operations positions, including Corporate Planning and Reporting Controller and Malaysia Site Operations Controller. He earned a master’s degree in business administration in finance from the University of Michigan and has a bachelor of science degree in economics from the University of Wisconsin in Madison.

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

Sarah A. O’Dowd is the Senior Vice President, Chief Legal Officer of the Company. Ms. O’Dowd joined Lam Research in September 2008 as Group Vice President and Chief Legal Officer, responsible for general legal matters, intellectual property and ethics & compliance. In addition to her Legal function, in April 2009 she was appointed Vice President of Human Resources and served in this dual capacity from April 2009 through May 2012. Prior to joining Lam Research, Ms. O’Dowd was Vice President and General Counsel for FibroGen, Inc. from February 2007 until September 2008. Until February 2007, Ms. O’Dowd was a shareholder in the law firm of Heller Ehrman LLP for more than twenty years, practicing in the areas of corporate securities, governance and mergers and acquisitions for a variety of clients, principally publicly traded high technology companies. She served in a variety of leadership and management roles at Heller Ehrman, including Managing Partner of the Silicon Valley and San Diego offices, member of the firm’s Policy Committee and, as head of the firm’s business practice groups, a member of the firm’s Executive Committee. Ms. O’Dowd earned her J.D. and M.A. in communications from Stanford Law School and Stanford University, respectively, and her bachelor of arts degree in mathematics from Immaculata College.

Item 1A.	Risk Factors

In addition to the other information in this 2014 Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

The Semiconductor Equipment Industry is Subject to Fluctuations and, as a Result, We Face Risks Related to Our Strategic Resource Allocation Decisions

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

Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues, operating results and earnings. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in R&D and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our profitability and other financial results.

Our Quarterly Revenues and Operating Results Are Variable

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

•	economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;

•	the size and timing of orders from customers;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

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

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in a highly competitive environment and projections of future operating result and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill one or more of our business segments, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations. As a result of historical performance and growth potential, our single-wafer clean systems reporting unit may be at greater risk for goodwill impairment than our other reporting units if our actual results for this reporting unit differ from our projections.

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

Conversion of our Notes may cause dilution to our shareholders and to our earnings per share. Upon conversion of any Notes, we will deliver cash in the amount of the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our Common Stock, which would result in dilution to our shareholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes or through share repurchases. Prior to the maturity of the Notes, if the price of our Common Stock exceeds the conversion price, U.S. generally accepted accounting principles require that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our Common Stock could also be affected by sales of our Common Stock by investors who view the Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Notes.

Our Credit Agreements Contain Covenant Restrictions That May Limit Our Ability To Operate Our Business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:

•	incur additional debt, assume obligations in connection with letters of credit, or issue guarantees;

•	create liens;

•	enter into transactions with our affiliates;

•	sell certain assets; and

•	merge or consolidate with any person.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the Notes or our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections and profitability. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing; increased costs and/or lower margins for us; compliance to specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

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

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products. System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $9 million per system, and our revenues in any given quarter are dependent upon customer acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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

In addition, the fact that we offer limited product lines creates the risk that our customers may view us as less important to their business than our competitors that offer additional products. This may impact our ability to maintain or expand our business with certain customers. Such product concentration may also subject us to additional risks associated with technology changes. Our business is affected by our customers’ use of our products in certain steps in their wafer fabrication processes. Should technologies change so that the manufacture of semiconductors requires fewer steps using our products, this could have a larger impact on our business than it would on the business of our less concentrated competitors.

Strategic Alliances and Customer Consolidation May Have Negative Effects on Our Business

Increasingly, semiconductor manufacturing companies are entering into strategic alliances or consolidating with one another to expedite the development of processes and other manufacturing technologies and/or achieve economies of scale. The outcomes of such an alliance can be the definition of a particular tool set for a certain function and/or the standardization of a series of process steps that use a specific set of manufacturing equipment; while the outcomes of consolidation can lead to an overall reduction in the market for semiconductor manufacturing equipment as customers’ operations achieve economies of scale and/or increased purchasing power based on their higher volumes. In certain instances this could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such functions or processes. Some semiconductor manufacturing companies are also consolidating. Additional outcomes of such consolidation may include our customers: (i) re-evaluating their future supplier relationships to consider other competitors’ products and/or (ii) gaining additional influence over the pricing of products and the control of intellectual property.

Similarly, our customers may partner with, or follow the lead of, educational or research institutions that establish processes for accomplishing various tasks or manufacturing steps. If those institutions utilize a competitor’s equipment when they establish those processes, it is likely that customers will tend to use the same equipment in setting up their own manufacturing lines. Even if they select our equipment, the institutions and the customers that follow their lead could impose conditions on acceptance of that equipment, such as adherence to standards and requirements or limitations on how we license our proprietary rights that increase our costs or require us to take on greater risk. These actions could adversely impact our market share and financial results.

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

We Face a Challenging and Complex Competitive Environment

We face significant competition from multiple competitors and with the pending merger of two of our largest competitors we may face increasing competitive pressures. Other companies continue to develop systems and products that are competitive to ours and may introduce new products, which may affect our ability to sell our existing products. We face a greater risk if our competitors enter into strategic relationships with leading semiconductor manufacturers covering products similar to those we sell or may develop, as this could adversely affect our ability to sell products to those manufacturers.

We believe that to remain competitive we must devote significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and to therefore increasingly dominate the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. For these reasons, we may fail to continue to compete successfully worldwide.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 86% of total revenue in fiscal 2014, 80% of total revenue in fiscal year 2013, and 83% of total revenue in fiscal year 2012. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

In addition, the stock market experiences significant price and volume fluctuations. Historically, we have witnessed significant volatility in the price of our Common Stock due in part to the price of and markets for semiconductors. These and other factors have and may again adversely affect the price of our Common Stock, regardless of our actual operating performance. In the past, following volatile periods in the price of their stock, many companies became the object of securities class action litigation. If we are sued in a securities class action, we could incur substantial costs, and it could divert management’s attention and resources and have an unfavorable impact on our financial performance and the price for our Common Stock.

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

There Can Be No Assurance That We Will Continue To Declare Cash Dividends Or Repurchase Our Shares At All Or In Any Particular Amounts.

Our Board of Directors announced its plans to declare a quarterly dividend on April 29, 2014, with the first dividend payment paid on July 2, 2014. In addition, on April 29, 2014, we announced that our Board of Directors has authorized the Company to repurchase up to $850 million of common stock, which includes the remaining value available under the prior authorization of $250 million. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and, in the case of dividends, periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchase activity could have a negative effect on our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices and principal operating and R&D facilities are located in Fremont, Livermore, and San Jose, California, Tualatin, Oregon, and Villach, Austria. The Fremont and Livermore facilities are held under operating leases expiring in 2020, the San Jose and Tualatin facilities are owned by the Company, and the Villach facilities are held under capital leases expiring in 2016. Our Fremont, Livermore, and Villach leases generally include options to renew or purchase the facilities. In addition, we lease or own properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, and Asia Pacific and lease or own manufacturing facilities located in Illinois, Ohio, Germany, and Korea. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

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

Stock Information

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol LRCX. As of August 20, 2014 we had 490 stockholders of record. In fiscal year 2014, we announced the initiation of a quarterly dividend and declared a dividend of $0.18 per share to our stockholders payable in the first quarter of fiscal year 2015. In fiscal year 2013 we did not declare or pay cash dividends to our stockholders. The table below sets forth the high and low prices of our Common Stock as reported by The NASDAQ Stock Market LLC, for the period indicated:

	2014
	High	Low
First Quarter	$52.31	$44.11
Second Quarter	$55.48	$49.54
Third Quarter	$57.16	$48.45
Fourth Quarter	$67.85	$50.54

	2013
	High	Low
First Quarter	$37.99	$31.93
Second Quarter	$38.14	$31.17
Third Quarter	$43.92	$35.32
Fourth Quarter	$49.13	$39.94

Repurchase of Company Shares

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of Common Stock. In addition, on April 29, 2014, the Board of Directors authorized the Company to repurchase up to $850 million of common stock, which includes the remaining value available under the Company’s prior authorization of $250 million. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the year ended June 29, 2014 included the following:

Collared Accelerated Share Repurchases

During the year ended June 29, 2014, the Company entered into and settled a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, the Company made an up-front cash payment of $75 million, in exchange for an initial delivery of 1.2 million shares of its Common Stock and a subsequent delivery of 0.3 million shares following the initial hedge period.

The number of shares to ultimately be repurchased by us is based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provide a minimum and maximum number of shares that we could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. At the conclusion of the ASR, we could have received additional shares based on the VWAP of the Common Stock during the term of the agreement minus the pre-determined fixed discount; however the total number of shares received under the ASR would not exceed the maximum of 1.7 million shares.

The counterparty designated October 28, 2013 as the termination date, at which time we settled the ASR. No additional shares were received at final settlement, which represented a weighted-average share price of approximately $50.40 for the transaction period.

The Company accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to its own Common Stock and classified in stockholders’ equity. As such, the Company accounted for the shares that we received under the ASR as a repurchase of our Common Stock for the purpose of calculating earnings per common share. We had determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of June 29, 2014, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 30, 2013				$250,000
Quarter ending September 29, 2013	2,093	$48.39	1,935	$153,538
Quarter ending December 29, 2013	967	$52.11	762	$113,738
Quarter ended March 30, 2014	1,036	$53.07	930	$64,324
March 31, 2014 - April 27, 2014	298	$54.51	285	$48,786
Authorization of $850 million - April 29, 2014	—	$—	—	$850,000
April 28, 2014 - May 25, 2014	404	$57.47	288	$834,287
May 26, 2014 - June 29, 2014	62	$66.12	51	$830,895

Total	4,860	$52.10	4,251	$830,895

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that did not settle unilt the December 2013 quarter. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.

(1)	In addition to shares repurchased under Board authorized repurchase programs, included in this column are 608,695 shares acquired at a total cost of $32.0 million which the Company withheld through net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

Cumulative 5-year Return

The graph below compares Lam Research Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index and the Research Data Group, Incorporated (“RDG”) Semiconductor Composite index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2009 to June 30, 2014.

	6/09	6/10	6/11	6/12	6/13	6/14
Lam Research Corporation	100.00	146.38	170.31	145.15	170.54	260.64
NASDAQ Composite	100.00	117.06	154.79	167.05	197.48	259.41
S&P 500	100.00	114.43	149.55	157.70	190.18	236.98
RDG Semiconductor Composite	100.00	112.38	147.90	144.72	161.77	220.24

Item 6.	Selected Financial Data (derived from audited financial statements)

	Year Ended
	June 29, 2014 (1)	June 30, 2013 (1)	June 24, 2012 (1)	June 26, 2011	June 27, 2010
	(in thousands, except per share data)
OPERATIONS:
Revenue	$4,607,309	$3,598,916	$2,665,192	$3,237,693	$2,133,776
Gross margin	2,007,481	1,403,059	1,084,069	1,497,232	969,935
Restructuring charges, net (2)	—	1,813	1,725	11,579	21,314
409A expense (3)	—	—	—	—	(38,590)
Operating income	677,669	118,071	237,733	804,285	425,410
Net income	632,289	113,879	168,723	723,748	346,669
Net income per share:
Basic	$3.84	$0.67	$1.36	$5.86	$2.73
Diluted	$3.62	$0.66	$1.35	$5.79	$2.71
Cash dividends declared per common share	$0.18	$—	$—	$—	$—
BALANCE SHEET:
Working capital	$3,201,661	$2,389,354	$2,988,181	$2,592,506	$1,198,004
Total assets	7,993,306	7,250,315	8,004,652	4,053,867	2,487,392
Long-term obligations, less current portion	1,198,221	1,170,048	1,255,600	903,263	160,600

(1)	Fiscal years 2014 and 2013 amounts include operating results of Novellus. Fiscal year 2012 amounts include 20 days of operating results of Novellus from the acquisition date of June 4, 2012. The Novellus acquisition was accounted for as a business combination in accordance with the applicable accounting guidance.
(2)	Restructuring charges, net exclude restructuring charges (releases) included in cost of goods sold and reflected in gross margin of ($1.0) million, and $3.4 million for fiscal years 2012 and 2010, respectively.
(3)

409A expense excludes a credit included in cost of goods sold and reflected in gross margin of $5.8 million in fiscal year 2010 related to a reversal of accrued liabilities due to final settlement of matters associated with our Internal Revenue Code Section 409A (“409A”) expenses from the 2007 voluntary independent stock option review. Following a voluntary independent review of its historical stock option granting process, the Company considered whether Section 409A of the Internal Revenue Code of 1986, as amended (“IRC”), and similar provisions of state law, applied to certain stock option grants as to which, under the applicable accounting guidance, intrinsic value was deemed to exist at the time of the options’ measurement dates. If, under applicable tax principles, an employee stock option is not considered as granted with an exercise price equal to the fair market value of the underlying stock on the grant date, then the optionee may be subject to federal and state penalty taxes under Section 409A (collectively, “Section 409A liabilities”). On March 30, 2008, the Board of Directors authorized the Company (i) to assume potential Section 409A Liabilities, inclusive of applicable penalties and interest, of current and past employees arising from the exercise in 2006 and 2007 of Company stock options that vested after 2004, and (ii) if necessary, to compensate such employees for additional tax liability associated with that assumption.

	Three Months Ended (1)
	June 29, 2014	March 30, 2014	December 29, 2013	September 29, 2013
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2014:
Revenue	$1,248,797	$1,227,392	$1,116,061	$1,015,059
Gross margin	557,036	530,798	487,789	431,858
Operating income	215,850	191,937	164,474	105,408
Net income	233,395	164,396	148,992	85,506
Net income per share
Basic	$1.44	$1.01	$0.92	$0.52
Diluted	$1.35	$0.96	$0.87	$0.50
Number of shares used in per share calculations:
Basic	162,215	162,238	162,305	162,896
Diluted	173,345	171,636	171,757	171,363

	Three Months Ended (1)
	June 30, 2013	March 31, 2013	December 23, 2012	September 23, 2012
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2013
Revenue	$986,214	$844,928	$860,886	$906,888
Gross margin	413,927	339,832	315,414	333,886
Restructuring charges, net - operating expenses	792	—	1,021	—
Operating income	86,498	10,819	4,042	16,712
Net income	85,707	18,996	6,408	2,768
Net income per share
Basic	$0.53	$0.12	$0.04	$0.02
Diluted	$0.50	$0.11	$0.04	$0.02
Number of shares used in per share calculations:
Basic	162,520	163,034	170,699	179,928
Diluted	169,722	168,504	173,027	181,926

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 29, 2014 and June 30, 2013 included 52 and 53 weeks, respectively. All quarters presented above included 13 weeks, except the quarter ended March 31, 2013, which included 14 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2014 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2014 Form 10-K).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2014 Form 10-K. MD&A consists of the following sections:

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

Executive Summary

Lam Research has been an innovative supplier of wafer fabrication equipment and services to the semiconductor industry for more than 30 years. Our customers include semiconductor manufacturers that make memory, microprocessors, and other logic integrated circuits for a wide range of electronics; including cell phones, computers, storage devices and networking equipment.

Our market-leading products are designed to help our customers build the smaller, faster and more power-efficient devices that are necessary to power the capabilities required by end users. The process of integrated circuits fabrication consists of a complex series of process and preparation steps and Lam’s product offerings in deposition, etch and clean address a number of the most critical steps in the fabrication process. We leverage our expertise in semiconductor processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

The semiconductor capital equipment industry has been highly competitive and subject to business cycles that historically have been characterized by rapid changes in demand. More recently with consolidation in the customer base, the cyclical behavior appears to have diminished somewhat. With a reduced number of customers, variability in their business plans may lead to changes in demand for Lam’s equipment and services over certain periods. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices.

Demand for our products increased steadily throughout fiscal year 2014 as semiconductor device manufacturers made capacity and technology investments. Technology inflections have been in industry inflection points that include FinFET transistors, 3-D NAND and multiple patterning. These technology inflections have led to an increase in the deposition, etch and clean market size. This increase, as well as market share gains in these inflections, have contributed to the increased revenue in fiscal 2014. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rise in these technology inflection areas, and we continue to gain market share.

The following summarizes certain key annual financial information for the periods indicated below:

	Year Ended
	June 29, 2014	June 30. 2013	June 24, 2012	FY14 vs. FY13		FY13 vs. FY12
	(in thousands, except per share data and percentages)
Revenue	$4,607,309	$3,598,916	$2,665,192	$1,008,393	28.0%	$933,724	35.0%
Gross margin	$2,007,481	$1,403,059	$1,084,069	$604,422	43.1%	$318,990	29.4%
Gross margin as a percent of total revenue	43.6%	39.0%	40.7%	4.6%		-1.7%
Total operating expenses	$1,329,812	$1,284,988	$846,336	$44,824	3.5%	$438,652	51.8%
Net income	$632,289	$113,879	$168,723	$518,410	455.2%	$(54,844)	-32.5%
Diluted net income per share	$3.62	$0.66	$1.35	$2.96	448.5%	$(0.69)	-51.1%

On June 4, 2012, we completed our acquisition of Novellus Systems, Inc (“Novellus”). Results for fiscal years 2014 and 2013 include Novellus operations. Results for fiscal year 2012 include Novellus operations from the acquisition date through June 24, 2012. Lam’s primary reasons for this acquisition were to complement existing product offerings and to provide opportunities for revenue growth and cost synergies.

Fiscal year 2014 revenues increased 28% compared to fiscal year 2013, reflecting the increase in technology inflections’ spending, as well as, incremental market share gains. The increase in gross margin as a percentage of revenue for the fiscal year 2014 compared to fiscal year 2013 was due primarily to a decrease in Novellus acquisition-related inventory fair value adjustments, improved business volumes and product mix. Operating expenses in fiscal year 2014 increased as compared to fiscal year 2013 primarily related to continued investments in the next-generation research and development and customer facing activities.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $3.2 billion as of June 29, 2014 compared to $2.7 billion as of June 30, 2013. This increase was primarily the result of $717 million of cash flows from operating activities, offset by $245 million in share repurchases. This compares to $720 million in cash provided by operating activities during fiscal year 2013.

Results of Operations

Shipments and Backlog

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Shipments (in millions)	$4,551	$3,714	$2,672

Korea	24%	16%	36%
Taiwan	21%	29%	18%
Japan	13%	11%	10%
China	15%	9%	6%
United States	15%	20%	17%
Europe	7%	8%	8%
Southeast Asia	5%	7%	5%

Shipments for fiscal year 2014 were approximately $4.6 billion and increased by 23% compared to fiscal year 2013. Shipments for fiscal year 2013 were approximately $3.7 billion and increased by 39% compared to fiscal year 2012. The increase in shipments during fiscal year 2014 as compared to fiscal year 2013 related to continued strengthening of customer demand through fiscal year 2014. The increase in shipments during fiscal year 2013 as compared to fiscal year 2012 related to having a full year of combined operations with Novellus and the strengthening of customer demand in the second half of fiscal year 2013.

The percentage of total semiconductor processing system shipments to each of the market segments we serve were as follows for fiscal years 2014, 2013, and 2012.

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Memory	60%	36%	45%
Foundry	30%	49%	46%
Logic/integrated device manufacturing	10%	15%	9%

During fiscal year 2014, memory customer demand was higher due to node transitions in memory manufacturing, stable pricing for memory, and tight industry supply.

Unshipped orders in backlog as of June 29, 2014 were approximately $866 million and increased from approximately $764 million as of June 30, 2013. Our unshipped orders backlog includes orders for systems, spares, and services. Please refer to “Backlog” in Part I Item 1, “Business” of this report for a description of our policies for adding to and adjusting backlog.

Revenue

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Revenue (in millions)	$4,607	$3,599	$2,665

Korea	24%	17%	33%
Taiwan	23%	29%	18%
Japan	14%	10%	12%
China	14%	9%	5%
United States	13%	20%	17%
Europe	7%	8%	9%
Southeast Asia	5%	7%	6%

The revenue increase in fiscal year 2014 as compared to fiscal year 2013 reflected increased customer and industry demand. The revenue increase in fiscal year 2013 as compared to fiscal year 2012 reflected a full fiscal year of operations post-acquisition of Novellus. Our revenue levels are generally correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance was $361.6 million as of June 29, 2014 compared to $389.2 million as of June 30, 2013. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of customer acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $34 million as of June 29, 2014 compared to $70 million as of June 30, 2013.

Gross Margin

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012	FY14 vs. FY13		FY13 vs. FY12
	(in thousands, except percentages)
Gross margin	$2,007,481	$1,403,059	$1,084,069	$604,422	43.1%	$318,990	29.4%
Percent of total revenue	43.6%	39.0%	40.7%	4.6%		-1.7%

The increase in gross margin as a percentage of revenue for fiscal year 2014 compared to fiscal year 2013 was due to higher business volumes as well as a more favorable product mix. Additionally, the Novellus acquisition related inventory fair value impact and cost associated with rationalization of certain product configurations decreased by $78 million and $15 million, respectively, in fiscal year 2014 as compared to fiscal year 2013.

The decrease in gross margin as a percentage of revenue for fiscal year 2013 compared to fiscal year 2012 was due primarily to higher Novellus acquisition-related inventory fair value adjustments of approximately $77 million, amortization of acquired intangible assets of approximately $78 million, and $16 million of costs associated with rationalization of certain product configurations. Offsetting these higher Novellus acquisition and product configuration-related expenses was a favorable change in gross margin as a result of increased business volume.

Research and Development

	Year Ended
	June 29,	June 30,	June 24,
	2014	2013	2012	FY14 vs. FY13		FY13 vs. FY12
	(in thousands, except percentages)
Research & development (“R&D”)	$716,471	$683,688	$444,559	$32,783	4.8%	$239,129	53.8%
Percent of total revenue	15.6%	19.0%	16.7%	-3.4%		2.3%

We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expense during fiscal year 2014 compared to fiscal year 2013 was primarily due to a $41 million increase in salaries and benefits related to higher headcount and higher incentive and equity compensation offset by a reduction of $7 million in supplies.

The increase in R&D spending during fiscal year 2013 compared to fiscal year 2012 reflects a full year of combined operations with Novellus. Increased R&D expense included $111 million in salary and benefits mainly due to higher headcount, $46 million in supplies, $26 million in depreciation and amortization due to new product development, $15 million in outside services, and an additional $12 million in rent, utilities and repairs.

Selling, General and Administrative

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012	FY14 vs. FY13		FY13 vs. FY12
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$613,341	$601,300	$401,777	$12,041	2.0%	$199,523	49.7%
Percent of total revenue	13.3%	16.7%	15.1%	-3.4%		1.6%

The increase in SG&A expense during fiscal year 2014 compared to fiscal year 2013 was due primarily to a net increase of $11 million in salaries, benefits and incentive compensation, $20 million increase in marketing expenses and outside services, $7 million in costs associated with rationalization of certain product configurations, $8 million of impairment of a long lived asset, and a $5 million cost related to the renewal of our Fremont and Livermore buildings’ operating leases. This increase was offset by a $34 million reduction in integration costs and a $10 million reduction in amortization of intangible assets related to the Novellus integration.

The increase in SG&A expense during fiscal year 2013 compared to fiscal year 2012 was due primarily to the impact of combined operations with Novellus. Increased expense includes $108 million in salary and benefits due to a higher headcount, $73 million of intangible asset amortization, $29 million in integration cost, and $14 million in rent/repair/utilities, all offset by a $47 million decrease in Novellus acquisition-related cost.

Gain on Sale of Real Estate

During the fiscal year 2014, we sold our interest in nonessential property in Palo Alto, California, resulting in $135 million in net proceeds and a realized gain of $83 million from the transaction.

Other Expense, Net

Other expense, net, consisted of the following:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Interest income	$12,540	$14,737	$12,141
Interest expense	(61,692)	(60,408)	(38,962)
Gains (losses) on deferred compensation plan related assets, net	9,559	9,764	(914)
Foreign exchange gains (losses), net	1,529	(6,808)	(397)
Other, net	668	(8,698)	(5,183)

	$(37,396)	$(51,413)	$(33,315)

The increase in interest expense during fiscal year 2013 as compared with fiscal year 2012 was primarily due to the 2041 convertible notes assumed in June 2012 in connection with the Novellus acquisition.

Foreign exchange gains in fiscal year 2014 and losses in fiscal years 2013 and 2012 were related to un-hedged portions of the balance sheet exposures.

Other income realized during fiscal year 2014 was primarily due to a gain on the disposition of a private equity investment. Other expenses during fiscal year 2013 included a $4 million other-than-temporary impairment of a public equity investment recognized during the March 2013 quarter. Other expenses during fiscal year 2012 included a $2 million other-than temporary impairment of a private equity investment recognized during the September 2011 quarter.

Income Tax Expense (benefit)

	Year Ended
	June 29,	June 30,	June 24,
	2014	2013	2012
	(in thousands)
Provision for income taxes	$91,074	$(47,221)	$35,695
Effective tax rate	12.6%	-70.8%	17.5%

The increase in the effective tax rate in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the change in the level of income and geographic mix of income between higher and lower tax jurisdictions, U.S. income and applicable foreign withholding taxes on undistributed foreign earnings of certain of our foreign subsidiaries for 2014, reduced tax benefit in fiscal year 2014 due to the expiration of the federal research and development tax credit as of December 31, 2013, and tax benefits in fiscal year 2013 related to the recognition of previously unrecognized tax benefits due to the lapse of the statute of limitations and successful resolution of certain tax matters. The decrease in the effective tax rate in fiscal year 2013 as compared to fiscal year 2012 was primarily due to the level of income, tax benefits related to the recognition of previously unrecognized tax benefits due to the lapse of the statute of limitations and successful resolution of certain tax matters, the change in geographical mix of income between higher and lower tax jurisdictions, and tax benefit due to the retroactive reinstatement of the federal research and development tax credit in January 2013.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 15 to Consolidated Financial Statements.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets, composed primarily of reserves and accruals that are not currently deductible and tax credit carryforwards, were $343 million and $318 million at the end of fiscal years 2014 and 2013, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $294 million and $259 million at the end of fiscal years 2014 and 2013, respectively, and a valuation allowance of $74 million and $77 million at the end of fiscal years 2014 and 2013, respectively. The change in the gross deferred tax assets and deferred tax liabilities between fiscal year 2014 and 2013 is primarily due to accrual for future tax liability due to the expected repatriation of foreign earnings of certain of our foreign subsidiaries for 2014 and amortization of convertible debt, offset by increase in deferred tax assets related to accounting allowances and reserves.

Our fiscal years 2014 and 2013 valuation allowance of $74 million and $77 million primarily relate to California and certain foreign deferred tax assets.

At our fiscal year end of June 29, 2014 we continue to record a valuation allowance to offset the entire California deferred tax asset balance due to the impact of the single sales factor apportionment election resulting in lower taxable income in California. We also continue to record valuation allowance on certain foreign entities’ net operating losses.

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

Recognition: We recognize all revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have received customer acceptance or are otherwise released from our customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements based on their relative selling prices, provided the elements have value on a stand-alone basis. Our sales arrangements do not include a general right of return. The maximum revenue we recognize on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services upon completion of the services requested by a customer order. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer but all conditions for revenue recognition have not been met, we record deferred revenue and/or deferred costs of sales in deferred profit on our Consolidated Balance Sheet.

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs that approximate actual costs on a first-in, first-out basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies, and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of title transfer to the customer. Unless specified in the terms of sale, title generally transfers when we complete physical transfer of the products to the freight carrier. Transfer of title for shipments to Japanese customers generally occurs at the time of customer acceptance.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. Our policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated market value if less than cost. Estimates of market value include, but are not limited to, management’s forecasts related to our future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period in which we make the revision.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: GAAP requires us to recognize the fair value of equity-based compensation in net income. We determine the fair value of our restricted stock units (“RSUs”), excluding market-based performance RSUs, based on the fair market value of Company stock at the date of grant. We estimate the fair value of our market-based performance RSUs using a Monte Carlo simulation model at the date of the grant. We estimate the fair value of our stock options and ESPP awards using the Black-Scholes option valuation model. This model requires us to input highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the awards, and we have elected to use the straight-line method of amortization.

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

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. Please refer to Note 15 to the Consolidated Financial Statements for additional information.

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

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, we assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In our goodwill impairment analysis we first assess qualitative factors to determine whether it is necessary to perform a quantitative analysis. We do not calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. Our most recent annual goodwill impairment analysis, which was performed as of the first day of our fourth quarter, March 31, 2014, did not result in a goodwill impairment charge, nor did we record any goodwill impairment in fiscal 2013 or 2012. As a result of historical performance and growth potential, our single-wafer Clean systems reporting unit may be at greater risk for goodwill impairment than our other reporting units if our actual results for this reporting unit differ from our projections.

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

Recent Accounting Pronouncements

In July 2013, the FASB released Accounting Standards Update 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We are required to adopt this standard starting in fiscal year 2015 and are currently in the process of determining the impact, if any, on our financial position.

In April 2014, the FASB released Accounting Standards Update 2014-8 “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.” The new standard re-defines discontinued operations and requires only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. We are required to adopt this standard starting in fiscal year 2015 and are currently in the process of determining the impact, if any, on our financial position.

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are required to adopt this standard starting in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We are currently evaluating the impact of our pending adoption of this standard on our financial position.

Liquidity and Capital Resources

Total gross cash, cash equivalents, short-term investments, and restricted cash and investments balances were $3.2 billion at the end of fiscal year 2014 compared to $2.7 billion at the end of fiscal year 2013. This increase was primarily the result of $717 million of cash flow from operating activities. Approximately $2.2 billion and $2.0 billion of our total cash and investments as of June 29, 2014 and June 30, 2013, respectively, were held outside the U.S. in our foreign subsidiaries, the majority of which would be subject to tax at U.S. rates if it were to be repatriated. Refer to Note 15 of our Consolidated Financial Statements, included in Item 15 of this report, for information concerning the potential tax impact of repatriating earnings for certain non-U.S. subsidiaries that are permanently reinvested outside the U.S.

Cash Flows from Operating Activities

Net cash provided by operating activities of $717 million during fiscal year 2014 consisted of (in millions):

Net income	$632
Non-cash charges:
Depreciation and amortization	292
Equity-based compensation	104
Deferred income taxes	8
Amortization of convertible note discount	33
Impairment	12
Gain on sale of real estate	(83)
Changes in operating asset and liability accounts	(293)
Other	12

$717

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $201.5 million, inventories of $190.1 million, and prepaid expenses and other assets of $9.5 million, partially offset by the following sources of cash: increases in accounts payable of $18.7 million, deferred profit of $10.9 million and accrued liabilities of $78.6 million.

Cash Flows from Investing Activities

Net cash used for investing activities during fiscal year 2014 was $265.2 million, which was primarily due to net purchases of available-for-sale securities of $284.0 million, and capital expenditures of $145.5 million, partially offset by cash proceeds on the sale of assets of $156.7 million.

Cash Flows from Financing Activities

Net cash used for financing activities during fiscal year 2014 was $162.7 million, which was primarily due to $244.9 million in treasury stock repurchases, partially offset by net proceeds from issuance of Common Stock related to employee equity-based plans of $77.7 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at June 29, 2014 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt which is outlined in the following table. Our off-balance sheet arrangements are presented as operating leases and purchase obligations in the table. Our contractual obligations and commitments as of June 29, 2014, relating to these agreements and our guarantees are included in the following table. The amounts in the table below exclude $258 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 15 to the Consolidated Financial Statements for further discussion.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Sublease Income
	(in thousands)
Operating Leases	$45,242	$15,109	$19,748	$5,578	$5,482	$(675)
Capital Leases	12,321	1,857	1,829	8,635	—	—
Purchase Obligations	205,696	185,450	12,148	5,170	2,928	—
Long-term Debt and Interest Expense*	2,119,729	26,248	499,965	491,665	1,101,851	—

Total	$2,382,988	$228,664	$533,690	$511,048	$1,110,261	$(675)

*	As noted above, the conversion period for the 2041 Notes opened as of June 30, 2013 and remains open as of June 29, 2014. As such, the net carrying value of the 2041 Notes is included within current liabilities on our Consolidated Balance Sheet. The $700 million principal balance of the 2041 Notes has been included in the more than 5 years payment period in the table above, which reflects the contractual maturity assuming no conversion. See Note 13 to our Consolidated Financial Statements, included in Item 15 of this report, for additional information concerning the 2041 Notes and associated conversion feature.

Operating Leases

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located at our Fremont, California headquarters, Livermore facilities, and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $191 million. See Note 14 to the Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 29, 2014 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

Long-Term Debt

On May 11, 2011, we issued and sold $450.0 million in aggregate principal amount of 0.5% convertible notes due 2016 (the “2016 Notes”) and $450.0 million in aggregate principal amount of 1.25% convertible notes due 2018 (the “2018 Notes,” and collectively with the “2016 Notes”, the “Notes”). The 2016 Notes were issued at par and pay interest at a rate of 0.5% per annum and the 2018 Notes were issued at par and pay interest at a rate of 1.25% per annum. The Notes may be converted into our Common Stock, under certain circumstances, based on a conversion rate of 15.9128 shares of our Common Stock per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $62.84 per share of our Common Stock. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. Concurrently with the issuance of the Notes, we purchased convertible note hedges for $181.1 million and sold warrants for $133.8 million. The separate convertible note hedges and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.

In June 2012, with the acquisition of Novellus, we assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes”). The 2041 Notes were issued at par and pay interest at a rate of 2.625% per annum. The 2041 Notes may be converted, under certain circumstances, into our Common Stock based on a conversion rate of 28.5572 shares of Common Stock per $1,000 principal amount of notes, which represents a conversion price of approximately $35.02 per share of Common Stock.

During fiscal year 2014, 2013, and 2012 we made $1.7 million, $2.2 million, and $5.3 million, respectively, in principal payments on long-term debt and capital leases, respectively.

Revolving Credit Arrangements

On March 12, 2014, we entered into a $300 million revolving unsecured credit facility with a syndicate of lenders that matures on March 12, 2019. The facility includes an option for us to, subject to certain requirements, request an increase in the facility of up to an additional $200 million, for a potential total commitment of $500 million. Proceeds from the credit facility can be used for general corporate purposes. Interest on amounts borrowed under the credit facility is, at our option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5% or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt. Principal, and any accrued and unpaid interest, is due and payable upon maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our rating described above. The credit facility contains certain restrictive covenants including maintaining a consolidated debt to total capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments, of no less than $1.0 billion. As of June 29, 2014, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 29, 2014, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 29, 2014, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $20.6 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of June 29, 2014, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Interest Rate Risk

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 29, 2014 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 29, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Municipal Notes and Bonds	$336,959	$336,951	$336,716	$335,433	$333,555	$331,677	$329,799
US Treasury & Agencies	214,385	214,373	214,018	212,587	210,783	208,980	207,177
Government-Sponsored Enterprises	27,894	27,894	27,850	27,692	27,503	27,315	27,126
Foreign Government Bond	35,928	35,925	35,764	35,467	35,159	34,852	34,546
Corporate Notes and Bonds	1,019,017	1,018,062	1,014,386	1,008,788	1,003,035	997,284	991,533
Mortgage Backed Securities - Residential	27,603	27,421	27,189	26,944	26,703	26,460	26,216
Mortgage Backed Securities - Commercial	113,661	113,210	112,585	111,933	111,281	110,629	109,977

Total	$1,775,447	$1,773,836	$1,768,508	$1,758,844	$1,748,019	$1,737,197	$1,726,374

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Long-Term Debt

As of June 29, 2014, we had $1.6 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $2.6 billion. The fair value of our Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. Generally, the fair value of Notes will increase as interest rates fall and/or our Common Stock price increases, and decrease as interest rates rise and/or our Common Stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes.

Equity Price Risk

Publicly Traded Securities

The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 29, 2014 were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of June 29, 2014	Valuation of Securities Given an X% Increase in Stock Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Mutual Funds	$16,319	$18,494	$19,582	$21,758	$23,934	$25,022	$27,198

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

To protect against the reduction in value of anticipated revenues denominated in Japanese yen-and euro-denominated expenses, we enter into foreign currency forward contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances. The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of June 29, 2014 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss) June 29, 2014	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Cash Flow Hedge
Sell	Japanese Yen	$98.5	$0.5	$9.8	$14.7
Buy	Euro	93.9	(0.6)	9.3	14.0

			($0.1)	$19.1	$28.7

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 29, 2014 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain / (Loss) June 29, 2014	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each Fx Rate
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Balance Sheet Hedge
Sell	Japanese Yen	$30.3	$0.0	$3.0	$4.6
Buy	Korean Won	19.5	0.0	2.0	2.9
Buy	Swiss Francs	7.0	0.0	0.7	1.1
Buy	Taiwan Dollar	32.9	(0.5)	3.3	5.0
Buy	Euro	0.5	0.0	0.1	0.1

			($0.5)	$9.1	$13.7

Item 8.	Financial Statements and Supplementary Data

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the 1992 report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 29, 2014 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part IV, Item 15 of this 2014 Form 10-K.

Effectiveness of Controls

While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

We have omitted from this 2014 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 6, 2014 (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference into this report.)

Item 10.	Directors, Executive Officers, and Corporate Governance

For information regarding our executive officers, see Part I, Item 1 of this 2014 Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated into Part III by reference.

The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Nominees for Directors.”

The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the heading “Corporate Governance - Board Committees — Audit Committee.”

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

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Proposal No. 1 — Election of Directors,” “Executive Compensation and Other Information — Compensation Committee Interlocks and Insider Participation,” “Executive Compensation and Other Information — Compensation Committee Report,” “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1. Index to Financial Statements

Page

Consolidated Balance Sheets — June 29, 2014 and June 30, 2013	51
Consolidated Statements of Operations — Years Ended June 29, 2014, June 30, 2013, and June 24, 2012	52
Consolidated Statements of Comprehensive Income — Years Ended June 29, 2014, June 30, 2013, and June 24, 2012	53
Consolidated Statements of Cash Flows — Years Ended June 29, 2014, June 30, 2013, and June 24, 2012	54
Consolidated Statements of Stockholders’ Equity — Years Ended June 29, 2014, June 30, 2013, and June 24, 2012	55
Notes to Consolidated Financial Statements	56
Reports of Independent Registered Public Accounting Firm	94

2. Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	98

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (b) of this Item 15, which is incorporated herein by reference.

(b)	The list of Exhibits follows page 99 of this 2014 Annual Report on Form 10-K and is incorporated herein by this reference.

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 29, 2014	June 30, 2013
ASSETS
Cash and cash equivalents	$1,452,677	$1,162,473
Short-term investments	1,612,967	1,334,745
Accounts receivable, less allowance for doubtful accounts of $4,962 as of June 29, 2014 and $5,448 as of June 30, 2013	800,616	602,624
Inventories	740,503	559,317
Prepaid expenses and other current assets	176,899	134,670

Total current assets	4,783,662	3,793,829
Property and equipment, net	543,496	603,910
Restricted cash and investments	146,492	166,536
Goodwill	1,466,225	1,452,196
Intangible assets, net	894,078	1,074,345
Other assets	159,353	159,499

Total assets	$7,993,306	$7,250,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$223,515	$200,254
Accrued expenses and other current liabilities	604,296	464,528
Deferred profit	235,923	225,038
Current portion of long-term debt, convertible notes, and capital leases	518,267	514,655

Total current liabilities	1,582,001	1,404,475
Long-term debt, convertible notes, and capital leases	817,202	789,256
Income taxes payable	258,357	246,479
Other long-term liabilities	122,662	134,313

Total liabilities	2,780,222	2,574,523
Commitments and contingencies
Senior convertible notes	183,349	186,920
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 162,350 shares at June 29, 2014 and 162,873 shares at June 30, 2013	162	163
Additional paid-in capital	5,239,567	5,084,544
Treasury stock, at cost, 92,867 shares at June 29, 2014 and 89,205 shares at June 30, 2013	(3,757,076)	(3,539,830)
Accumulated other comprehensive loss	(28,655)	(28,693)
Retained earnings	3,575,737	2,972,688

Total stockholders’ equity	5,029,735	4,488,872

Total liabilities and stockholders’ equity	$7,993,306	$7,250,315

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Revenue	$4,607,309	$3,598,916	$2,665,192
Cost of goods sold	2,599,828	2,195,857	1,581,123

Gross margin	2,007,481	1,403,059	1,084,069

Research and development	716,471	683,688	444,559
Selling, general and administrative	613,341	601,300	401,777

Total operating expenses	1,329,812	1,284,988	846,336

Operating income	677,669	118,071	237,733
Gain on sale of real estate	83,090	—	—
Other expense, net	(37,396)	(51,413)	(33,315)

Income before income taxes	723,363	66,658	204,418

Income tax expense (benefit)	91,074	(47,221)	35,695

Net income	$632,289	$113,879	$168,723

Net income per share:
Basic net income per share	$3.84	$0.67	$1.36

Diluted net income per share	$3.62	$0.66	$1.35

Number of shares used in per share calculations:
Basic	164,741	168,932	124,176

Diluted	174,503	173,430	125,233

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Net income	$632,289	$113,879	$168,723

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,192	5,303	(37,332)
Cash flow hedges:
Net unrealized gains (losses) during the period	8,004	10,607	(9,342)
Net losses (gains) reclassified into earnings	(10,892)	(7,573)	8,549

	(2,888)	3,034	(793)

Available-for-sale investments:
Net unrealized gains (losses) during the period	1,407	(3,844)	(204)
Net losses (gains) reclassified into earnings	165	4,137	(849)

	1,572	293	(1,053)
Defined benefit plans, net change in unrealized component	(2,838)	(3,505)	(4,401)

Other comprehensive income (loss), net of tax	38	5,125	(43,579)

Comprehensive income	$632,327	$119,004	$125,144

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$632,289	$113,879	$168,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,254	304,116	100,825
Deferred income taxes	7,537	(70,155)	42,446
Impairment of long-lived assets	11,632	—	—
Impairment of investment	—	3,711	1,724
Equity-based compensation expense	103,700	99,330	81,559
Income tax benefit on equity-based compensation plans	5,973	(483)	1,510
Excess tax benefit on equity-based compensation plans	(6,065)	539	(2,686)
Amortization of convertible note discount	33,063	31,558	27,028
Gain on sale of real estate	(83,090)	—	—
Other, net	12,669	37,201	11,743
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(201,549)	162,634	66,064
Inventories	(190,058)	76,351	73,987
Prepaid expenses and other assets	(9,504)	2,880	43,171
Trade accounts payable	18,704	(58,081)	12,145
Deferred profit	10,886	60,205	(9,236)
Accrued expenses and other liabilities	78,608	(43,752)	(119,975)

Net cash provided by operating activities	717,049	719,933	499,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(145,503)	(160,795)	(107,272)
Cash acquired in (paid for) business acquisition	(30,227)	(9,916)	418,681
Purchases of available-for-sale securities	(1,312,244)	(1,097,956)	(883,429)
Sales and maturities of available-for-sale securities	1,028,278	1,039,551	841,440
Purchase of equity method and other investments	—	—	(10,740)
Receipt of loan payments (loans made)	10,000	(10,000)	8,375
Proceeds from sale of assets	156,397	660	2,677
Transfer of restricted cash and investments	28,085	(181)	(6)

Net cash (used for) provided by investing activities	(265,214)	(238,637)	269,726

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,658)	(2,234)	(5,265)
Excess tax benefit on equity-based compensation plans	6,065	(539)	2,686
Treasury stock purchases	(244,859)	(955,661)	(772,663)
Net cash received in settlement of stock repurchase contracts	—	—	55,194
Reissuances of treasury stock related to employee stock purchase plan	42,926	31,265	25,525
Proceeds from issuance of common stock	34,791	39,379	1,776

Net cash used for financing activities	(162,735)	(887,790)	(692,747)

Effect of exchange rate changes on cash	1,104	4,215	(3,387)
Net increase (decrease) in cash and cash equivalents	290,204	(402,279)	72,620
Cash and cash equivalents at beginning of year	1,162,473	1,564,752	1,492,132

Cash and cash equivalents at end of year	$1,452,677	$1,162,473	$1,564,752

Schedule of noncash transactions
Accrued payables for stock repurchases	$3,392	$—	$20,853

Supplemental disclosures:
Cash payments for interest	$26,489	$26,635	$8,246

Cash payments for income taxes, net	$18,157	$7,695	$29,113

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June June 26, 2011	123,579	$124	$1,531,465	$(1,761,591)	$9,761	$2,690,086	$2,469,845

Sale of common stock	1,513	1	1,767	—	—	—	1,768
Purchase of treasury stock	(21,946)	(22)	158,673	(896,971)	—	—	(738,320)
Income tax benefit on equity-based compensation plans	—	—	1,510	—	—	—	1,510
Reissuance of treasury stock	821	1	3,899	21,626	—	—	25,526
Equity-based compensation expense	—	—	81,559	—	—	—	81,559
Shares issued as acquisition consideration	82,689	83	3,026,905	—	—	—	3,026,988
Acquisition of convertible debt	—	—	137,783	—	—	—	137,783
Exercise of convertible note	—	—	(22)	—	—	—	(22)
Net income	—	—	—	—	—	168,723	168,723
Other comprehensive income	—	—	—	—	(43,579)	—	(43,579)

Balance at June 24, 2012	186,656	187	4,943,539	(2,636,936)	(33,818)	2,858,809	5,131,781

Sale of common stock	3,301	3	39,377	—	—	—	39,380
Purchase of treasury stock	(28,157)	(28)	—	(934,780)	—	—	(934,808)
Income tax benefit on equity-based compensation plans	—	—	(483)	—	—	—	(483)
Reissuance of treasury stock	1,073	1	(622)	31,886	—	—	31,265
Equity-based compensation expense	—	—	99,310	—	—	—	99,310
Shares issued as acquisition consideration	—	—	3,423	—	—	—	3,423
Net income	—	—	—	—	—	113,879	113,879
Other comprehensive income	—	—	—	—	5,125	—	5,125

Balance at June 30, 2013	162,873	163	5,084,544	(3,539,830)	(28,693)	2,972,688	4,488,872

Sale of common stock	3,140	3	34,788	—	—	—	34,791
Purchase of treasury stock	(4,860)	(5)	—	(253,180)	—	—	(253,185)
Income tax benefit on equity-based compensation plans	—	—	5,973	—	—	—	5,973
Reissuance of treasury stock	1,197	1	6,991	35,934	—	—	42,926
Equity-based compensation expense	—	—	103,700	—	—	—	103,700
Reclassification from temporary to permanent equity	—	—	3,571	—	—	—	3,571
Net income	—	—	—	—	—	632,289	632,289
Other comprehensive income	—	—	—	—	38	—	38
Cash dividends declared ($.18 per common share)	—	—	—	—	—	(29,240)	(29,240)

Balance at June 29, 2014	162,350	$162	$5,239,567	$(3,757,076)	$(28,655)	$3,575,737	$5,029,735

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2014

Note 1: Company and Industry Information

The Company designs, manufactures, markets, refurbishes and services semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. The Company leverages its expertise in the areas of deposition, etch, and single-wafer clean to develop processing solutions that are designed to benefit its customers through lower defect rates, enhanced yields, faster processing time, and reduced cost.

The Company sells its products and services primarily to companies involved in the production of semiconductors in North America, Europe, Taiwan, Korea, Japan, and other countries in Asia Pacific.

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2014, 2013, and 2012 may not necessarily be indicative of future operating results.

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

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and the Company has received customer acceptance, or is otherwise released from our customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, revenue is recognized upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. Revenue from multiple-element arrangements is allocated among the separate elements based on their relative selling prices, provided the elements have value on a stand-alone basis. Our sales arrangements do not include a general right of return. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Revenue related to sales of spare parts and system upgrade kits is generally recognized upon shipment. Revenue related to services is generally recognized upon completion of the services requested by a customer order. Revenue for extended maintenance service contracts with a fixed payment amount is recognized on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer but all conditions for revenue recognition have not been met, the Company defers revenue recognition until customer acceptance and records the deferred revenue and/or deferred costs of sales in deferred profit on the Consolidated Balance Sheet.

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

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. The Company’s policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated market value if less than cost. Estimates of market value include, but are not limited to, management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, possible alternative uses, and ultimate realization of excess inventory. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: The Company recognizes the fair value of equity-based awards as employee compensation expense. The fair value of the Company’s RSUs, excluding market-based performance RSUs, was calculated based on the fair market value of Company stock at the date of grant. The fair value of the Company’s market-based performance RSUs was calculated using a Monte Carlo simulation model at the date of the grant. The fair value of the Company’s stock options and ESPP awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and the Company has elected to use the straight-line method of amortization.

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

The Company reviews goodwill at least annually for impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test at that date.

In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to our reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units. Prior to this allocation of the assets to the reporting units, the Company is required to assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process research and development and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. The Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative analysis. The Company does not calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The Company did not record impairments of goodwill during the years ended June 29, 2014, June 30, 2013, or June 24, 2012.

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

Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal years ended on June 29, 2014 and June 24, 2012 and included 52 weeks. The fiscal year ended June 30, 2013 included 53 weeks. The Company’s next fiscal year, ending on June 28, 2015 will include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents and Short-Term Investments: Investments purchased with an original maturity of three months or less are considered cash equivalents. The Company also invests in certain mutual funds, which include equity and fixed income securities, related to its obligations under its deferred compensation plan, and such investments are classified as trading securities on the consolidated balance sheets. All of the Company’s other short-term investments are classified as available-for-sale at the respective balance sheet dates. The Company accounts for its investment portfolio at fair value. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as “Other income (expense)” in the Consolidated Statement of Operations. The investments classified as available-for-sale are recorded at fair value based upon quoted market prices, and difference between the cost and fair value of available-for-sale securities is presented as a component of accumulated other comprehensive income (loss). Unrealized losses on available-for-sale securities are charged against “Other income (expense)” when a decline in fair value is determined to be other-than-temporary. The Company considers several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost basis, (ii) the financial condition and near term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company’s ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect its results of operation. An other-than-temporary impairment is triggered when there is an intent to sell the security, it is more-likely-than-not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Other-than-temporary impairments attributed to credit losses are recognized in the income statement. The specific identification method is used to determine the realized gains and losses on investments.

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

Property and Equipment: Property and equipment is stated at cost. Equipment is depreciated by the straight-line method over the estimated useful lives of the assets, generally three to five years. Furniture and fixtures are depreciated by the straight-line method over the estimated useful lives of the assets, generally five years. Software is amortized by the straight-line method over the estimated useful lives of the assets, generally three to five years. Buildings are depreciated by the straight-line method over the estimated useful lives of the assets, generally twenty-five years. Leasehold improvements are generally amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease. Amortization of capital leases is included with depreciation expense.

Impairment of Long-Lived Assets (Excluding Goodwill and Intangibles): The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. If the assets determined to be impaired are to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. The Company did not record impairments of long lived assets held for use during fiscal years 2014, 2013, or 2012.

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

To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and prudent. These forward contracts are valued using standard valuation formulas with assumptions about future foreign currency exchange rates derived from existing exchange rates, interest rates, and other market factors.

The Company considers its most current forecast in determining the level of foreign currency denominated revenue and expenses to hedge as cash flow hedges. The Company combines these forecasts with historical trends to establish the portion of its expected volume to be hedged. The revenue and expenses are hedged and designated as cash flow hedges to protect the Company from exposures to fluctuations in foreign currency exchange rates. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to other income (expense), net on the consolidated statement of operations at that time.

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

Note 3: Recent Accounting Pronouncements

In July 2013, the FASB released Accounting Standards Update 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company is required to adopt this standard starting in fiscal year 2015 and is currently in the process of determining the impact, if any, on its financial position.

In April 2014, the FASB released Accounting Standards Update 2014-8 “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.” The new standard re-defines discontinued operations and requires only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. The Company is required to adopt this standard starting in fiscal year 2015 and is currently in the process of determining the impact, if any, on its financial position.

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are required to adopt this standard starting in the first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company is currently evaluating the impact of its pending adoption of this standard on its financial position.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 29, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$1,168,261	$1,168,261	$—	$—
Municipal Notes and Bonds	335,433	—	335,433	—
US Treasury and Agencies	212,587	212,587	—	—
Government-Sponsored Enterprises	27,692	—	27,692	—
Foreign Government Bonds	35,467	—	35,467	—
Corporate Notes and Bonds	1,008,788	132,549	876,239	—
Mortgage Backed Securities - Residential	26,944	—	26,944	—
Mortgage Backed Securities - Commercial	111,933	—	111,933	—

Total Short-Term Investments	$2,927,105	$1,513,397	$1,413,708	$—
Mutual Funds	21,758	21,758	—	—
Derivatives Assets	1,592	—	1,592	—

Total	$2,950,455	$1,535,155	$1,415,300	$—

Liabilities
Derivative liabilities	$929	$—	$923	$6

The amounts in the table above are reported in the consolidated balance sheet as of June 29, 2014 as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Reported As:
Cash Equivalents	$1,173,551	$1,168,261	$5,290	$—
Short-Term Investments	1,612,967	204,549	1,408,418	—
Restricted Cash and Investments	140,587	140,587	—	—
Prepaid Expenses and Other Current Assets	1,592	—	1,592	—
Other Assets	21,758	21,758	—	—

Total	$2,950,455	$1,535,155	$1,415,300	$—

Accrued Expenses and Other Current Liabilities	$923	$—	$923	$—
Other Non-current Liabilities	6	—	—	6

Total Liabilities	$929	$—	$923	$6

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurement at June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets
Short-Term Investments
Money Market Funds	$725,311	$725,311	$—	$—
Municipal Notes and Bonds	268,746	—	268,746	—
US Treasury and Agencies	155,293	155,293	—	—
Government-Sponsored Enterprises	54,805	—	54,805	—
Foreign Government Bonds	24,972	—	24,972	—
Corporate Notes and Bonds	860,492	164,885	695,607	—
Mortgage Backed Securities - Residential	27,365	—	27,365	—
Mortgage Backed Securities - Commercial	107,958	—	107,958	—

Total Short-Term Investments	$2,224,942	$1,045,489	$1,179,453	$—
Equities	7,096	7,096	—	—
Mutual Funds	18,216	18,216	—	—
Derivatives Assets	4,929	—	4,929	—

Total	$2,255,183	$1,070,801	$1,184,382	$—

Liabilities
Derivative liabilities	$1,815	$—	$1,620	$195

The amounts in the table above are reported in the consolidated balance sheet as of June 30, 2013 as follows:

	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Reported As:
Cash Equivalents	$725,311	$725,311	$—	$—
Short-Term Investments	1,334,746	155,293	1,179,453	—
Restricted Cash and Investments	164,885	164,885	—	—
Prepaid Expenses and Other Current Assets	4,929	—	4,929	—
Other Assets	25,312	25,312	—	—

Total	$2,255,183	$1,070,801	$1,184,382	$—

Accrued Expenses and Other Current Liabilities	$1,620	$—	$1,620	$—
Other Non-current Liabilities	195	—	—	195

Total Liabilities	$1,815	$—	$1,620	$195

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 13 to the Consolidated Financial Statements for additional information regarding the fair value of the Company’s convertible notes.

Investments

The following tables summarize the Company’s investments (in thousands):

	June 29, 2014				June 30, 2013
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
Cash	$285,031	$—	$—	$285,031	$438,813	$—	$—	$438,813
Fixed Income Money Market Funds	1,168,261	—	—	1,168,261	725,311	—	—	725,311
Municipal Notes and Bonds	334,329	1,108	(4)	335,433	268,390	805	(449)	268,746
US Treasury and Agencies	212,436	178	(27)	212,587	155,648	18	(373)	155,293
Government-Sponsored Enterprises	27,666	41	(15)	27,692	54,835	65	(95)	54,805
Foreign Government Bonds	35,438	57	(28)	35,467	24,950	47	(25)	24,972
Corporate Notes and Bonds	1,007,089	2,034	(335)	1,008,788	861,109	1,328	(1,945)	860,492
Mortgage Backed Securities - Residential	27,067	59	(182)	26,944	27,618	29	(282)	27,365
Mortgage Backed Securities - Commercial	112,642	100	(809)	111,933	108,204	426	(672)	107,958

Total Cash and Short -Term Investments	$3,209,959	$3,577	$(1,400)	$3,212,136	$2,664,878	$2,718	$(3,841)	$2,663,755

Publicly Traded Equity Securities	$—	$—	$—	$—	$5,610	$1,486	$—	$7,096
Private Equity Securities	—	—	—	—	5,000	—	—	5,000
Mutual Funds	18,784	2,974	—	21,758	16,611	1,619	(14)	18,216

Total Financial Instruments	$3,228,743	$6,551	$(1,400)	$3,233,894	$2,692,099	$5,823	$(3,855)	$2,694,067

As Reported
Cash and Cash Equivalents	$1,452,677	$—	$—	$1,452,677	$1,162,473	$—	$—	$1,162,473
Short-Term Investments	1,610,790	3,577	(1,400)	1,612,967	1,335,868	2,718	(3,841)	1,334,745
Restricted Cash and Investments	146,492	—	—	146,492	166,536	—	—	166,536
Other Assets	18,784	2,974	—	21,758	27,222	3,105	(14)	30,313

Total	$3,228,743	$6,551	$(1,400)	$3,233,894	$2,692,099	$5,823	$(3,855)	$2,694,067

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Net realized gains (losses) on investments included other-than-temporary impairment charges of $3.7 million, and $1.7 million in fiscal years 2013, and 2012, respectively. There were no other-than-temporary impairment charges in fiscal year 2014. Additionally, gross realized gains/(losses) from sales of investments were approximately $1.5 million and $(2.0) million in fiscal year 2014, $1.6 million and $(1.5) million in fiscal year 2013, and $1.4 million and $(1.0) million in fiscal year 2012, respectively.

The following is an analysis of the Company’s fixed income securities in unrealized loss positions (in thousands):

	June 29, 2014
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Income Securities
Municipal Notes and Bonds	$5,464	$(4)	$—	$—	$5,464	$(4)
US Treasury and Agencies	57,932	(27)	—	—	57,932	(27)
Government-Sponsored Enterprises	10,235	(15)	—	—	10,235	(15)
Foregin Government Bonds	14,999	(28)	—	—	14,999	(28)
Corporate Notes and Bonds	180,834	(293)	6,973	(42)	187,807	(335)
Mortgage Backed Securities - Residential	7,993	(87)	7,656	(95)	15,649	(182)
Mortgage Backed Securities - Commercial	71,848	(533)	25,316	(276)	97,164	(809)

Total Fixed Income	$349,305	$(987)	$39,945	$(413)	$389,250	$(1,400)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,464,736	$1,465,185
Due after one year through five years	1,146,839	1,149,380
Due in more than five years	313,353	312,540

	$2,924,928	$2,927,105

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of foreign currency forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the twelve months ended June 29, 2014 or June 30, 2013 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in “Other Comprehensive Income” would be reclassified to income immediately. At June 29, 2014, the Company had losses of $0.1 million in accumulated Other Comprehensive Income (“AOCI”), which it expects to reclassify from Other Comprehensive Income into earnings over the next 12 months.

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

As of June 29, 2014, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$98,501	$—	$30,342
Swiss Franc	—	—	7,023	—
Euro	93,872	—	543	—
Korean Won	—	—	19,537	—
Taiwan Dollar	—	—	99,601	66,746

	$93,872	$98,501	$126,704	$97,088

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 29, 2014 and June 30, 2013 were as follows:

	June 29, 2014				June 30, 2013
	Fair Value of Derivative Instruments				Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$483	Accrued liabilities	$805	Prepaid expense and other assets	$4,858	Accrued liabilities	$1,577
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	1,109	Accrued liabilities	118	Prepaid expense and other assets	71	Accrued liabilities	43

Total derivatives		$1,592		$923		$4,929		$1,620

Under the master agreements with the respective counterparties to our foreign exchange contracts, subject to applicable requirements, we are allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our balance sheet. As of June 29, 2014, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $0.5 million, resulting in a net derivative asset of $1.1 million. As of June 30, 2013, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $1.6 million, resulting in a net derivative asset of $3.3 million. We are not required to pledge, nor are we entitled to receive, cash collateral related to these derivative transactions

The effect of derivative instruments designated as cash flow hedges, before tax, on the Company’s Consolidated Statements of Operations was as follows:

	Twelve Months Ended June 29, 2014			Twelve Months Ended June 30, 2013
	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
	(in thousands)			(in thousands)
Revenue	$7,939	$9,027	$277	$8,322	$10,036	$376
Cost of goods sold	812	2,393	(52)	2,443	(1,229)	(271)
Selling, general, and administrative	318	1,087	(23)	1,154	(416)	(130)
Other income (expense)	—	—	—	—	—	(8)

	$9,069	$12,507	$202	$11,919	$8,391	$(33)

The effect of derivative instruments not designated as cash flow hedges on the Company’s Consolidated Statement of Operations was as follows:

		Twelve Months Ended
		June 29, 2014	June 30, 2013
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income (expense)	$8,205	($1,585)

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

As of June 29, 2014, four customers accounted for approximately 15%, 13%, 12% and 12% of accounts receivable. As of June 30, 2013, two customers accounted for approximately 22% and 14% of accounts receivable.

Note 5: Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Shipments to Japanese customers, to whom title does not transfer until customer acceptance, are classified as inventory and carried at cost until title transfers. Inventories consist of the following:

	June 29, 2014	June 30, 2013
	(in thousands)
Raw materials	$449,623	$312,484
Work-in-process	126,564	101,530
Finished goods	164,316	145,303

	$740,503	$559,317

Note 6: Property and Equipment

Property and equipment, net, consist of the following:

	June 29, 2014	June 30, 2013
	(in thousands)
Manufacturing, engineering and office equipment	$612,688	$521,047
Computer equipment and software	131,184	120,144
Land	52,784	65,360
Buildings	199,544	249,126
Leasehold improvements	80,569	76,225
Furniture and fixtures	20,026	21,110

	1,096,795	1,053,012
Less: accumulated depreciation and amortization	(553,299)	(449,102)

	$543,496	$603,910

Depreciation expense, including amortization of capital leases, during fiscal years 2014, 2013, and 2012, was $129.1 million, $126.5 million, and $74.0 million, respectively.

During the fiscal year 2014, the Company sold its interest in property and equipment with a net book value of $82.6 million. These assets consist primarily of buildings and land, resulting in the decrease to those asset categories above. The Company realized a $7.1 million impairment on the sale of an interest in building and associated land and an $83.1 million gain on sale of a separate interest in buildings and land in the Consolidated Statement of Operations in fiscal year 2014. No significant impairment or gain on sale were realized in fiscal years 2013 or 2012.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 29, 2014	June 30, 2013
	(in thousands)
Accrued compensation	$311,054	$254,795
Warranty reserves	68,324	52,252
Income and other taxes payable	93,934	39,420
Dividends payable	29,240	—
Other	101,744	118,061

	$604,296	$464,528

Note 8: Other Income (Expense), Net

The significant components of other income (expense), net, were as follows:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Interest income	$12,540	$14,737	$12,141
Interest expense	(61,692)	(60,408)	(38,962)
Gains (losses) on deferred compensation plan related assets, net	9,559	9,764	(914)
Foreign exchange gains (losses), net	1,529	(6,808)	(397)
Other, net	668	(8,698)	(5,183)

	$(37,396)	$(51,413)	$(33,315)

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

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands, except per share data)
Numerator:
Net income	$632,289	$113,879	$168,723

Denominator:
Basic average shares outstanding	164,741	168,932	124,176
Effect of potential dilutive securities:
Employee stock plans	2,864	2,558	910
Convertible notes	6,898	1,940	147

Diluted average shares outstanding	174,503	173,430	125,233

Net income per share - basic	$3.84	$0.67	$1.36

Net income per share - diluted	$3.62	$0.66	$1.35

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Number of options and RSUs excluded	78	534	382

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

Note 10: Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 30, 2013	$(17,178)	$2,822		$(15)		$(14,322)	$(28,693)
Other comprehensive income (loss) before relcassifications	4,976	8,004		1,407		(2,838)	11,549
Losses (gains) reclassified from accumulated other comprehensive income to net income	(784)	(10,892	) (1)	165	(2)	—	(11,511)

Net current-period other comprehensive income (loss)	$4,192	$(2,888)		$1,572		$(2,838)	$38

Balance as of June 29, 2014	$(12,986)	$(66)		$1,557		$(17,160)	$(28,655)

(1)	Amount of after tax gains reclassified from accumulated other comprehensive income into net income located in revenue: $8,009; cost of goods sold: $2,057; and selling, general and administrative expenses: $826.
(2)	Amount of loss reclassified from accumulated other comprehensive income into net income located in other expense, net

Tax related to the components of other comprehensive income during the period were as follows:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Tax benefit (expense) on change in unrealized gains/losses on cash flow hedges:
Tax expense on unrealized gains/losses arising during the period	$(1,065)	$(1,312)	$—
Tax expense on gains/losses reclassified to earnings	1,615	818	—

	550	(494)	—

Tax benefit (expense) on change in unrealized gains/losses on available-for-sale investments:
Tax benefit (expense) on unrealized gains/losses arising during the period	(735)	1,428	233
Tax (benefit) expense on gains/losses reclassified to earnings	493	(2,026)	474

	(242)	(598)	707

Tax benefit on change in unrealized components of defined benefit plans	1,895	586	944

Tax benefit (expense) on other comprehensive income(loss)	$2,203	$(506)	$1,651

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

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 26, 2011	309,933	$21.50	2,331,340	$39.90
Awards assumed in Novellus acquisition	3,932,143	$25.17	1,291,808	$35.99
Granted	—	$—	2,336,283	$41.23
Exercised	(74,615)	$23.70
Canceled	(265,384)	$21.71	(120,070)	$40.91
Vested restricted stock			(1,507,883)	$35.47

June 24, 2012	3,902,077	$25.14	4,331,478	$41.01
Granted	288,867	$42.59	2,563,670	$38.76
Exercised	(1,546,028)	$25.47
Canceled	(73,993)	$26.24	(299,079)	$39.70
Vested restricted stock			(1,754,273)	$42.52

June 30, 2013	2,570,923	$26.87	4,841,796	$39.32
Granted	166,455	$51.76	2,811,602	$53.21
Exercised	(1,403,019)	$24.75
Canceled	(2,473)	$30.21	(281,476)	$41.16
Vested restricted stock			(1,736,453)	$40.39

June 29, 2014	1,331,886	$32.20	5,635,469	$45.83

Outstanding and exercisable options presented by price range at June 29, 2014 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted- Average Exercise Price
$9.44-$19.05	152,182	4.41	$13.09	152,182	$13.09
$21.04-$25.60	201,958	2.86	$22.46	192,569	$22.42
$26.87-29.68	476,518	4.21	$29.26	377,573	$29.28
$31.45-$35.68	45,906	6.77	$32.63	19,446	$33.09
$42.41-$51.76	455,322	6.00	$45.94	—	—

$9.44-$51.76	1,331,886	4.73	$32.20	741,770	$24.28

The Lam Research Corporation 2007 Stock Incentive Plan, as amended, and 2011 Stock Incentive Plan, as amended, (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. As of June 29, 2014 there were a total of 6,967,355 shares subject to options and RSUs issued and outstanding under the Company’s Stock Plans. As of June 29, 2014, there were a total of 9,189,362 shares available for future issuance under the Stock Plans.

The ESPP allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. The Plan Administrator (the Compensation Committee of the Board) is authorized to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. During fiscal years 2014 and 2013, there was no increase to the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP. During fiscal year 2012 the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP increased by 1.8 million.

During fiscal year 2014, a total of 1,196,629 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. At June 29, 2014, 8,377,578 shares were available for purchase under the 1999 ESPP.

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The Company recognized the following equity-based compensation expenses and benefits during the fiscal years noted:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in millions)
Equity-based compensation expense	$103.7	$99.3	$81.6
Income tax benefit recognized in the Consolidated Statement of Operations related to equity-based compensation	$16.9	$17.6	$12.2
Tax benefit realized from the exercise and vesting of options and RSUs	$32.0	$21.6	$11.8

Stock Options

The fair value of the Company’s stock options granted during fiscal years 2014, 2013 and fiscal year 2012, in connection with the acquisition of Novellus, was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Expected volatility	35.28%	36.60%	38.04%
Risk-free interest rate	1.39%	0.81%	0.55%
Expected term (years)	4.78	4.79	3.89
Dividend yield	0%	0%	0%

The year-end intrinsic value relating to stock options for fiscal years 2014, 2013, and 2012 is presented below:

	Year Ended
	June 29,	June 30,	June 24,
	2014	2013	2012
	(millions)
Intrinsic value - options outstanding	$46.3	$44.9	$49.9
Intrinsic value - options exercisable	$31.7	$36.9	$30.1
Intrinsic value - options exercised	$41.4	$25.4	$1.3

As of June 29, 2014, there was $4.7 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted average remaining vesting period of 1.5 years.

Restricted Stock Units

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 29, 2014, there was $179.3 million of total unrecognized compensation cost related to unvested RSUs granted; that cost is expected to be recognized over a weighted average remaining vesting period of 2.0 years.

During the fiscal year 2014, the Company issued RSUs with both a market condition and a service condition (market-based performance RSUs, or “market-based PRSUs”). Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on our Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Sector Index (“SOX”), ranging from 0% to 150% of target. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the SOX index. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period. As of June 29, 2014 0.6 million market-based PRSUs were outstanding. These market-based PRSUs generally vest two or three years from the grant date and require continued employment. Stock compensation expense for the market-based PRSUs was $3.8 million for the year ended June 29, 2014. No market-based PRSUs were awarded in earlier periods. The total unrecognized compensation expense and weighted-average remaining life for these awards is included in the preceding disclosure.

ESPP

ESPP rights were valued using the Black-Scholes model. During fiscal years 2014, 2013, and 2012 ESPP was valued assuming the following weighted-average assumptions:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
Expected life (years)	0.68	0.64	0.72
Expected stock price volatility	30.24%	32.42%	44.22%
Risk-free interest rate	0.07%	0.15%	0.11%
Dividend yield	0%	0%	0%

As of June 29, 2014, there was $2.4 million of total unrecognized compensation cost related to the ESPP that is expected to be recognized over a remaining vesting period of 2 months.

Note 12: Retirement and Deferred Compensation Plans

Employee Savings and Retirement Plan

The Company maintains a 401(k) retirement savings plan for its full-time employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $10.2 million, $8.7 million, and $5.8 million, in fiscal years 2014, 2013, and 2012, respectively.

Deferred Compensation Arrangements

The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among measurement funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral subaccount or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 29, 2014 and June 30, 2013 the liability of the Company to the plan participants was $93.8 million and $79.7 million, respectively, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of June 29, 2014 and June 30, 2013 the Company had investments in the aggregate amount of $116.7 million and $98.1 million, respectively, that correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.

Postretirement Healthcare Plan

The Company maintains a postretirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $29.0 million and $21.4 million as of June 29, 2014 and June 30, 2013, respectively.

Note 13: Long Term Debt and Other Borrowings

The following table reflects the carrying value of the Company’s convertible notes and other long-term debt as of June 29, 2014 and June 30, 2013:

	June 29, 2014	June 30, 2013
	(in millions)
0.50% Notes due 2016	$450.0	$450.0
Less: Unamortized interest discount	(30.4)	(45.7)

Net carrying amount of 0.50% Notes due 2016	419.6	404.3

1.25% Notes due 2018	450.0	450.0
Less: Unamortized interest discount	(62.7)	(76.9)

Net carrying amount of 1.25% Notes due 2018	387.3	373.1

2.625% Notes due 2041	699.9	699.9
Less: Unamortized interest discount	(183.3)	(186.9)

Net carrying amount of 2.625% Notes due 2041	516.6	513.0

Total debt	1,323.5	1,290.4
Less: current portion of debt	(516.6)	(513.0)

Long-term debt	$806.9	$777.4

Convertible Senior Notes

In May 2011, the Company issued and sold $450.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450.0 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The 2016 Notes and the 2018 Notes may be converted, under certain circumstances, based on a conversion rate of 15.9128 shares of Common Stock per $1,000 principal amount of notes (which represents a conversion price of approximately $62.84 per share of Common Stock). The applicable conversion rate is adjusted in certain circumstances, including the declaration and payment of cash dividends. The net proceeds to the Company from the sale of the 2016 Notes and the 2018 Notes were $835.5 million. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, payable semi-annually on May 15 and November 15 of each year.

In June 2012, with the acquisition of Novellus Systems, Inc., the Company assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Notes”). The 2041 Notes may be converted, under certain circumstances, based on a conversion rate of 28.5572 shares of Common Stock per $1,000 principal amount of notes (which represents a conversion price of approximately $35.02 per share of Common Stock). The applicable conversion rate is adjusted in certain circumstances, including the declaration and payment of cash dividends. The Company pays cash interest at an annual rate of 2.625%, payable semi-annually on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require us to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment commencing on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the 2041 Notes. The contingent interest payment provision has been identified as an embedded derivative, to be accounted for separately, and is recorded at fair value at the end of each reporting period in other non-current liabilities, with any gains and losses recorded in interest expense, within the Consolidated Statements of Operations.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued at $373.8 million, $345.1 million, and $509.5 million, respectively, based on the present value of the future cash flows using discount rates of 4.29%, 5.27%, and 4.28%, respectively, the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature. The carrying values of the equity components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were $76.2 million, $104.9 million, and $328.1 million, respectively as of June 29, 2014. The effective interest rates on the liability components of the 2016 Notes, the 2018 Notes, and the 2041 Notes for the year ended June 29, 2014 were 4.29%, 5.27%, and 4.28% respectively. The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the years ended June 29, 2014, June 30, 2013, and June 24, 2012.

	June 29, 2014	June 30, 2013	June 24, 2012
	(in millions)
Contractual interest coupon	$26.2	$26.2	$9.2
Amortization of interest discount	33.1	31.6	27.0
Amortization of issuance costs	2.4	2.4	2.4

Total interest cost recognized	$61.7	$60.2	$38.6

The remaining bond discount of the 2016 Notes, the 2018 Notes, and the 2041 Notes of $30.4 million, $62.7 million, and $183.3 million, respectively, as of June 29, 2014 will be amortized over their respective remaining lives of approximately 1.9 years, 3.9 years, and 26.9 years. As of June 29, 2014, the if-converted value of the 2016, 2018 and 2041 Notes exceeded the aggregate principal amount by $29 million, $29 million and $638 million, respectively.

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

Concurrently with the issuance of the 2016 Notes, the Company purchased a convertible note hedge and sold warrants. The separate convertible note hedge and warrant transactions are collectively structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and to increase the effective conversion price to $71.14 per share. Each of these components is discussed separately below:

Convertible Note Hedge. Counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s Common Stock, which is the number of shares issuable upon conversion of the 2016 Notes in full, at a price of $62.84 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2016 Notes or the first day none of the 2016 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes. Should there be an early unwind of the convertible note hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible note hedge. The convertible note hedge transaction cost of $76.2 million has been accounted for as an equity transaction. The Company initially recorded approximately $28.2 million in stockholders’ equity from the net deferred tax asset related to the convertible note hedge at inception of the transaction.

Sold Warrants. The Company received $57.6 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s Common Stock at an exercise price of $71.14 per share. The warrants expire on a series of dates between August 15, 2016 and October 21, 2016. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 29, 2014, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

Concurrently with the issuance of the 2018 Notes, the Company purchased a convertible note hedge and sold warrants. The separate convertible note hedge and warrant transactions are collectively structured to reduce the potential future economic dilution associated with the conversion of the 2018 Notes and to increase the effective conversion price to $75.89 per share. Each of these components is discussed separately below:

Convertible Note Hedge. Counterparties agreed to sell to the Company up to approximately 7.1 million shares of the Company’s Common Stock, which is the number of shares issuable upon conversion of the 2018 Notes in full, at a price of $62.84 per share. The convertible note hedge transaction will be settled in net shares and will terminate upon the earlier of the maturity date of the 2018 Notes or the first day none of the 2018 Notes remains outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2018 Notes. Should there be an early unwind of the convertible note hedge transaction, the number of net shares potentially received by the Company will depend upon 1) the then existing overall market conditions, 2) the Company’s stock price, 3) the volatility of the Company’s stock, and 4) the amount of time remaining before expiration of the convertible note hedge. The convertible note hedge transaction cost of $104.9 million has been accounted for as an equity transaction. The Company initially recorded approximately $38.8 million in stockholders’ equity from the net deferred tax asset related to the convertible note hedge at inception of the transaction.

Sold Warrants. The Company received $76.3 million from the same counterparties from the sale of warrants to purchase up to approximately 7.1 million shares of the Company’s Common Stock at an exercise price of $75.89 per share. The warrants expire on a series of dates between August 15, 2018 and October 23, 2018. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 29, 2014, the warrants had not been exercised and remained outstanding. The value of the warrants was initially recorded in equity and continues to be classified as equity.

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

Conversion Period

During the fiscal quarter ended June 30, 2013, and each consecutive quarter through June 29, 2014, the Company’s Common Stock for 20 or more trading days of the 30 consecutive trading days preceding the quarter end was greater than or equal to 130% of the 2041 Note conversion price. As a result, the 2041 Notes became convertible at the option of the holder anytime during the fiscal quarter ending September 29, 2013 and continue to be convertible through September 28, 2014. However, there have been no conversions of the 2041 Notes as of August 25, 2014.

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

As a result of the open conversion period, the carrying amount of the 2041 Notes was classified in current liabilities in our Consolidated Balance Sheet as of June 29, 2014 and June 30, 2013. The excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity as of June 29, 2014 and June 30, 2013. Upon closure of a conversion period, all 2041 Notes not converted are reclassified back to noncurrent liabilities and the temporary equity is reclassified to permanent equity.

Fair Value of Notes

As of June 29, 2014, the face values of the 2016 Notes, 2018 Notes, and 2041 Notes were $450.0 million, $450.0 million, and $699.9 million, respectively. As of June 29, 2014, the fair values of the 2016 Notes, 2018 Notes, and 2041 Notes, which includes the debt and equity components, were approximately $556.3 million, $600.8 million, and $1,397.4 million respectively, based on quoted market prices (level 1 inputs within the fair value hierarchy).

Contractual Obligations

The Company’s contractual cash obligations relating to its convertible notes and other long-term debt as of June 29, 2014 were as follows:

Long-term Debt
(in thousands)
Payments due by period:
One year*	$699,935
Two years	450,000
Three years	—
Four years	450,000
Five years	—
Over five years	—

Total	1,599,935
Current portion of long-term debt	699,935

Long-term debt	$900,000

*	As noted above, the conversion period for the 2041 Notes opened as of December 29, 2013, and remains open as of June 29, 2014. As there is the potential for conversion at the option of the holder, the principal balance of the 2041 Notes has been included in the one year payment period. As of August 25, 2014, none of the 2041 Notes had been converted during the conversion period beginning December 29, 2013.

Revolving Credit Facility

On March 12, 2014, the Company entered into a $300 million revolving unsecured credit facility with a syndicate of lenders that matures on March 12, 2019. The facility includes an option, subject to certain requirements, for the Company to request an increase in the facility of up to an additional $200 million, for a potential total commitment of $500 million. Proceeds from the credit facility can be used for general corporate purposes.

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal, and any accrued and unpaid interest, is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a consolidated debt to total capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of June 29, 2014, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Note 14: Commitments and Contingencies

The Company has certain obligations to make future payments under various contracts, some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s capital lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for operating leases, purchase obligations, and certain guarantees. The Company’s commitments relating to capital leases and off-balance sheet agreements are included in the tables below. These amounts exclude $258.4 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 15 of Notes to Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment leases. The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of June 29, 2014 were as follows:

Capital Leases
(in thousands)
Payments due by period:
One year	$1,857
Two years	1,829
Three years	8,635

Total	12,321
Interest on capital leases	338

Current portion of capital leases	1,681

Long-term portion of capital leases	$10,302

Operating Leases and Related Guarantees

The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2014, 2013, and 2012 was approximately $12 million, $14 million, and $11 million, respectively.

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

As of June 29, 2014, the Company was required, pursuant to the terms of the Operating Leases, to maintain cash collateral in an aggregate of approximately $132.5 million in separate interest-bearing accounts and marketable securities collateral in an aggregate of approximately $8.0 million as security for the Company’s obligations under the Operating Leases. These amounts are recorded as restricted cash and investments in the Company’s Consolidated Balance Sheet as of June 29, 2014.

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

The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantees discussed above, as of June 29, 2014 were as follows:

Operating Leases
(in thousands)
Payments due by period:
One year	$15,109
Two years	11,047
Three years	8,701
Four years	3,029
Five years	2,549
Over five years	5,482
Less: Sublease Income	(675)

Total	$45,242

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of June 29, 2014, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 29, 2014, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $20.6 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to the Company’s outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 29, 2014 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 29, 2014 were as follows:

Purchase Obligations
(in thousands)
Payments due by period:
One year	$185,450
Two years	8,279
Three years	3,869
Four years	2,585
Five years	2,585
Over five years	2,928

Total	$205,696

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 29, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$58,078	$70,161
Warranties issued during the period	87,922	74,779
Settlements made during the period	(80,280)	(92,456)
Changes in liability for pre-existing warranties	3,665	5,594

Balance at end of period	$69,385	$58,078

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

Note 15: Income Taxes

The components of income (loss) before income taxes were as follows:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
United States	$78,076	$(46,392)	$(6,950)
Foreign	645,287	113,050	211,368

	$723,363	$66,658	$204,418

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Federal:
Current	$31,762	$(1,096)	$5,038
Deferred	10,692	(60,172)	(1,033)

	$42,454	$(61,268)	$4,005

State:
Current	$3,192	$3,332	$1,297
Deferred	(869)	(6,351)	336

	$2,323	$(3,019)	$1,633

Foreign:
Current	$49,273	$20,640	$33,871
Deferred	(2,976)	(3,574)	(3,814)

	$46,297	$17,066	$30,057

Total Provision (Benefit) for Income Taxes	$91,074	$(47,221)	$35,695

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 29, 2014	June 30, 2013
	(in thousands)
Deferred tax assets:
Tax carryforwards	$170,028	$169,371
Allowances and reserves	126,895	94,720
Equity-based compensation	18,019	19,586
Inventory valuation differences	16,257	22,833
Other	12,065	11,286

Gross deferred tax assets	343,264	317,796
Valuation allowance	(74,439)	(76,594)

Net deferred tax assets	268,825	241,202
Deferred tax liabilities:
Intangible Assets	(87,329)	(94,836)
Convertible debt	(117,112)	(98,482)
Temporary differences for capital assets	(32,350)	(41,470)
Amortization of goodwill	(11,409)	(9,950)
Unremitted earnings of a foreign subsidiary	(34,346)	(2,936)
Other	(11,017)	(11,645)

Gross deferred tax liabilities	(293,563)	(259,319)

Net deferred tax assets	$(24,738)	$(18,117)

The change in the gross deferred tax assets, gross deferred tax liabilities and valuation allowance between fiscal year 2014 and 2013 is primarily attributable to accrual for future tax liability due to the expected repatriation of foreign earnings and amortization of convertible debt, offset by an increase in deferred tax assets related to allowances and reserves. Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more-likely-than-not that such deferred tax assets will be realized with the exception of $74.4 million primarily related to California and certain foreign deferred tax assets.

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

At June 29, 2014, the Company had federal net operating loss carryforwards of approximately $134.5 million. The majority of these losses will begin to expire in the year 2019, and are subject to limitations on their utilization.

As of June 29, 2014, the Company had state net operating loss carryforwards of approximately $31.9 million. If not utilized, the net operating loss carryforwards will begin to expire in the year 2015, and are subject to limitations on their utilization. The tax benefits relating to approximately $5.0 million of state net operating loss carryforwards will be credited to additional paid-in-capital when recognized.

At June 29, 2014, the Company had federal tax credit carryforwards of approximately $107.8 million, of which $17.9 million will begin to expire in fiscal year 2017 and $87.1 million will begin to expire in fiscal year 2030. The remaining balance of $2.8 million of credits may be carried forward indefinitely. The tax benefits relating to approximately $13.0 million of federal tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 29, 2014, the Company had state tax credit carryforwards of approximately $212.0 million. Substantially all state tax credit carryforwards may be carried forward indefinitely. The tax benefits relating to approximately $37.0 million of the state tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 29, 2014, the Company had foreign net operating loss carryforwards of approximately $60.3 million, of which approximately $38.5 million may be carried forward indefinitely and $21.9 million will begin to expire in fiscal year 2015.

A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2014, 2013, and 2012) to actual income expense is as follows:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Income tax expense computed at federal statutory rate	$253,177	$23,332	$71,546
State income taxes, net of federal tax benefit	1,884	(13,588)	(4,895)
Foreign income taxed at different rates	(164,130)	(40,255)	(51,425)
Tax credits	(15,650)	(42,593)	(5,791)
State valuation allowance, net of federal tax benefit	(1,707)	11,538	5,862
Equity-based compensation	23,167	20,318	14,123
Acquisition costs	—	—	5,683
Other permanent differences and miscellaneous items	(5,667)	(5,973)	592

	$91,074	$(47,221)	$35,695

Effective fiscal year 2014 through June 2023, the Company obtained a new tax ruling for one of its foreign subsidiaries in Switzerland. In the prior years, the Company had a tax holiday in Switzerland which was effective from fiscal year 2003 through June 2013. The impact of the tax ruling decreased income taxes by approximately $7.4 million, $10.8 million and $22.3 million for fiscal years 2014, 2013 and 2012, respectively. The benefit of the tax ruling on diluted earnings per share was approximately $0.04 in fiscal year 2014, $0.06 in fiscal year 2013 and $0.18 in fiscal year 2012.

Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $2.9 billion at June 29, 2014. These earnings are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. and foreign withholding taxes of approximately $697.5 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.

As of June 29, 2014, the total gross unrecognized tax benefits were $352.1 million compared to $333.1 million as of June 30, 2013, and $343.8 million as of June 24, 2012. During fiscal year 2014, gross unrecognized tax benefits increased by approximately $19.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $269.4 million, $257.7 million, and $278.2 million as of June 29, 2014, June 30, 2013, and June 24, 2012, respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in millions)
Balance as of June 26, 2011	$181.5
Settlements and effective settlements with tax authorities	(0.2)
Lapse of statute of limitations	(6.6)
Increases in balances related to tax positions taken during prior periods	1.4
Decreases in balances related to tax positions taken during prior periods	(4.3)
Increases in balances related to tax positions taken during current period	22.3
Tax positions assumed in Novellus transaction	149.7

Balance as of June 24, 2012	343.8
Settlements and effective settlements with tax authorities	(3.4)
Lapse of statute of limitations	(51.4)
Increases in balances related to tax positions taken during prior periods	11.3
Decreases in balances related to tax positions taken during prior periods	(11.3)
Increases in balances related to tax positions taken during current period	35.2
Tax positions assumed in Novellus transaction	8.9

Balance as of June 30, 2013	333.1
Lapse of statute of limitations	(16.0)
Increases in balances related to tax positions taken during prior periods	6.2
Decreases in balances related to tax positions taken during prior periods	(4.2)
Increases in balances related to tax positions taken during current period	33.0

Balance as of June 29, 2014	$352.1

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $29.5 million, $25.5 million, and $25.2 million, cumulatively, for gross interest and penalties as of June 29, 2014, June 30, 3013, and June 24, 2012, respectively.

The Internal Revenue Service (“IRS”) has contacted the Company for a limited scope audit of Novellus’ U.S. income tax return for the years 2010, 2011, and 2012. In addition, the Company is also subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 29, 2014, tax years 2004-2013 remain subject to examination in the jurisdictions where the Company operates.

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

Note 16: Goodwill and Intangible Assets

Goodwill

There were no significant changes in the goodwill balance during the twelve months ended June 29, 2014. Of the $1.5 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets

The following table provides the Company’s intangible assets as of June 29, 2014:

	Gross	Accumulated Amortization	Net
	(in thousnds)
Customer relationships	$615,618	$(169,162)	$446,456
Existing technology	643,922	(224,246)	419,676
Patents	32,253	(24,407)	7,846
Other intangible assets	35,270	(35,270)	—

Intangible assets subject to amortization	1,327,063	(453,085)	873,978
In process research and development	11,000		11,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	20,100		20,100

Total intangible assets	$1,347,163	$(453,085)	$894,078

The following table provides details of the Company’s intangible assets as of June 30, 2013:

	Gross	Accumulated Amortization	Net
	(in thousnds)
Customer relationships	$624,686	$(103,519)	$521,167
Existing technology	653,628	(139,894)	513,734
Patents	32,053	(22,036)	10,017
Backlog	10,000	(10,000)	—
Other intangible assets	35,216	(34,889)	327

Intangible assets subject to amortization	1,355,583	(310,338)	1,045,245
In process research and development	20,000		20,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	29,100		29,100

Total intangible assets	$1,384,683	$(310,338)	$1,074,345

The Company recognized $163.2 million, $177.6 million, and $26.9 million, in intangible asset amortization expense during fiscal years 2014, 2013, and 2012, respectively. The Company recognized a $4.0 million impairment of in process research and development during fiscal year 2014, due to the cancellation of a project.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of June 29, 2014 was as follows:

Fiscal Year	Amount
(in thousnds)
2014	$156,719
2015	154,215
2016	152,494
2017	151,398
2018	120,254
Thereafter	138,898

$873,978

Intangible assets acquired during the 2014 fiscal year were as follows:

	Amount	Weighted- Average Useful Life
	(in thousands)	(Years)
Customer relationships	$1,800	7
Existing technology	7,228	6
Patents	200	5

Total acquired intangible assets	$9,228	6

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

The Company operates in seven geographic regions: United States, Europe, Japan, Korea, Taiwan, China and Southeast Asia. For geographical reporting, revenue is attributed to the geographic location in which the customers’ facilities are located while long-lived assets are attributed to the geographic locations in which the assets are located.

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Revenue:
Korea	$1,127,406	$603,821	$893,549
Taiwan	1,049,214	1,026,548	467,922
Japan	634,131	368,095	308,189
China	623,408	319,282	143,769
United States	622,022	734,324	458,531
Europe	303,730	292,432	244,038
Southeast Asia	247,398	254,414	149,194

	$4,607,309	$3,598,916	$2,665,192

	June 29, 2014	June 30, 2013	June 24, 2012
	(in thousands)
Long-lived assets:
United States	$429,548	$484,273	$463,156
Europe	89,221	109,934	107,893
Korea	18,776	991	993
Taiwan	4,259	2,953	3,169
China	846	2,291	3,673
Southeast Asia	454	2,788	4,644
Japan	392	680	1,068

	$543,496	$603,910	$584,596

In fiscal year 2014, three customers accounted for approximately 23%, 15%, and 14% of total revenues. In fiscal year 2013, three customers accounted for approximately 19%, 15%, and 11% of total revenues. In fiscal year 2012, three customers accounted for approximately 30%, 12%, and 10% of total revenues.

Note 18: Stock Repurchase Program

On April 22, 2013, the Board of Directors authorized the repurchase of up to $250 million of Company Common Stock. The Company completed the repurchase of approximately $202 million available under this share repurchase authorization in the year ended June 29, 2014.

On April 29, 2014, the Board of Directors authorized the repurchase of up to $850 million of Company Common Stock, including the unutilized value from the April 22, 2013 authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program **
	(in thousands, except per share data)
Available balance as of June 30, 2013				$250,000
Quarter ended September 29, 2013	1,935	$96,462	$48.06	$153,538
Quarter ended December 29, 2013	762	$39,800	$52.20	$113,738
Quarter ended March 30, 2014	930	$49,414	$53.13	$64,324
Authorization of new $850 million - April 2014				$850,000
Quarter ended June 29, 2014	624	$35,486	$56.89	$830,895

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2013 quarter, but that did not settle until the December 2013 quarter. See Collared Accelerated Share Repurchases section below for details regarding average price associated with the transaction.
**	During the quarter ended June 29, 2014, approximately $16.4 million of repurchases were prior to the new $850 million authorization.

In addition to shares repurchased under Board authorized repurchase program shown above, during the year ended June 29, 2014, the Company acquired 608,695 shares at a total cost of $32.0 million which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of RSU awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into and settled during the year ended June 29, 2014 included the following:

Collared Accelerated Share Repurchases

During the fiscal year ended June 29, 2014, the Company entered into and settled a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, the Company made an up-front cash payment of $75 million, in exchange for an initial delivery of 1.2 million shares of its Common Stock and a subsequent delivery of 0.3 million shares following the initial hedge period.

The number of shares to ultimately be repurchased by the Company is based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provide a minimum and maximum number of shares that the Company could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. At the conclusion of the ASR, the Company could have receive additional shares based on the VWAP of the Common Stock during the term of the agreement minus the pre-determined fixed discount; however, the total number of shares received under the ASR would not exceed the maximum of 1.7 million shares.

The counterparty designated October 28, 2013 as the termination date, at which time the Company settled the ASR. No additional shares were received at final settlement, which represented a weighted-average share price of approximately $50.40 for the transaction period.

The Company accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own Common Stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of June 29, 2014, the aggregate repurchase price of $75 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Note 19: Subsequent Events

On July 2, 2014, the Company sold substantially all of Peter Wolters, a wholly owned subsidiary acquired as part of the Novellus acquisition, with net proceeds on sale of approximately $59 million. The pre-tax gain on sale is estimated at approximately $6 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 29, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 29, 2014 and June 30, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited Lam Research Corporation internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Lam Research Corporation management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying [title of management’s report]. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Lam Research Corporation and our report dated August 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 26, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By	/s/ Martin B. Anstice
Martin B. Anstice
President and Chief Executive Officer

Dated: August 26, 2014

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

Signatures	Title	Date
Principal Executive Officer

/s/ Martin B. Anstice Martin B. Anstice	President, Chief Executive Officer and Director	August 26, 2014

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 26, 2014

Other Directors /s/ Stephen G. Newberry Stephen G. Newberry	Chairman	August 26, 2014

/s/ Eric K. Brandt Eric K. Brandt	Director	August 26, 2014

/s/ Michael R. Cannon Michael R. Cannon	Director	August 26, 2014

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	August 26, 2014

/s/ Christine Heckart Christine Heckart	Director	August 26, 2014

/s/ Grant M. Inman Grant M. Inman	Director	August 26, 2014

/s/ Catherine P. Lego Catherine P. Lego	Director	August 26, 2014

/s/ Krishna Saraswat Krishna Saraswat	Director	August 26, 2014

/s/ William R. Spivey William R. Spivey	Director	August 26, 2014

/s/ Abhi Talwalkar Abhi Talwalkar	Director	August 26, 2014

LAM RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries (1)	Balance at End of Period
	(in thousands)
YEAR ENDED JUNE 29, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$5,448	$14	$(500)	$4,962
YEAR ENDED JUNE 30, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$5,248	$200	$—	$5,448
YEAR ENDED JUNE 24, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$4,720	$403	$125	$5,248

(1)	During fiscal year 2012, write-off, net of recoveries represents $0.1 million of recoveries against previously written-off balances

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 29, 2014

EXHIBIT INDEX

Exhibit	Description

3.1(2)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as of March 7, 2000; and the Certificate of Amendment effective as of November 5, 2009.

3.2(28)	Bylaws of the Registrant, as amended, dated May 17, 2013.

3.3(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 27, 1997.

4.1(29)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2016 Notes

4.2(29)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2018 Notes

4.3(3)*	Amended and restated 1999 Stock Option Plan.

4.4(19)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.

4.5(6)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.

4.6(23)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.

4.7(10)*	Lam Research Corporation Elective Deferred Compensation Plan.

4.8(10)*	Lam Research Corporation Elective Deferred Compensation Plan II.

4.9(13)	Indenture between Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of May 10, 2011, including the form of 2.625% Senior Convertible Notes due 2041.

4.10(9)	Supplemental Indenture among the Registrant, as Guarantor, Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of June 4, 2012.

10.1(1)*	Form of Indemnification Agreement.

10.2(4)*	Form of Restricted Stock Unit Award Agreement (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan

10.3(5)	Form of Restricted Stock Unit Award Agreement — Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.4(5)	Form of Restricted Stock Unit Award Agreement — Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.

10.5(7)*	Form of Indemnification Agreement.

10.6(7)*	Reformation of Stock Option Agreement.

10.7(8)*	Stock Option Amendment and Special Bonus Agreement.

10.8(11)*	Employment Agreement with Stephen G. Newberry, dated November 30, 2011.

10.9(11)*	Employment Agreement with Martin B. Anstice, dated November 30, 2011.

10.10(12)*	Employment Agreement with Timothy M. Archer, dated March 6, 2012.

10.11(9)*	Form of Indemnification Agreement.

10.12(14)*	Form of Novellus Directors and Officers Indemnification Agreement.

10.13(15)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.

10.14(16)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

10.15(17)*	Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended.

10.16(18)*	Novellus Accelerated Stock Vesting Retirement Plan Summary.

10.17(20)*	Novellus Systems, Inc. 2011 Stock Incentive Plan, as amended July 18, 2012.

10.18(23)*	Forms of Nonstatutory Stock Option Agreement under the Novellus 2011 Stock Incentive Plan.

10.19(20)*	Forms of restricted stock unit award agreement under the Novellus 2011 Stock Incentive Plan.

10.20(21)*	Employment Agreement with Douglas R. Bettinger, dated February 25, 2013.

10.21(23)*	Form of Nonstatutory Stock Option Agreement — Lam Research Corporation 2007 Stock Incentive Plan.

10.22(22)*	Employment Agreement with Ernest E. Maddock, dated September 7, 2012.

10.23(22)*	Employment Agreement with Richard A. Gottscho, dated September 7, 2012.

10.24(22)*	Form of Change in Control Agreement.

10.25(25)*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan

10.26(24)*	Form of Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan

10.27(24)*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan

10.28(24)*	Form of Nonstatutory Stock Option Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan

10.29(24)*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.30(24)*	Form of Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.31(24)*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.32(24)*	Form of Nonstatutory Stock Option Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.33(24)	Participation Agreement between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.34(24)	Amended and Restated Lease Agreement (1 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.35(24)	Pledge Agreement (1 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.36(24)	Amended and Restated Lease Agreement (101 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.37(24)	Pledge Agreement (101 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.38(24)	Amended and Restated Lease Agreement (Fremont Building #1) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.39(24)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.40(24)	Amended and Restated Lease Agreement (Fremont Building #3) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.41(24)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.42(24)	Amended and Restated Lease Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.43(24)	Pledge Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.44(24)	Amended and Restated Lease Agreement (Fremont Building #4) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.45(24)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.46(24)	Construction Agency Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc, dated December 31, 2013

10.47(24)*	Form of Amendment to Employment Agreement

10.48(24)*	Form of Amendment to Change in Control Agreement

10.49(25)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan

10.50(25)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan

10.51(25)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.52(25)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)

10.53(26)	Credit Agreement dated March 12, 2014 among Lam Research Corporation and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, BNP Paribas, Barclays Bank PLC, Citibank, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers

20.1(27)	Notice of Adjustment of Conversion Rate pursuant to the Indentures dated May 11, 2011, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee with respect to the 0.5% Senior Convertible Notes Due 2016 and the 1.25% Senior Convertible Notes Due 2018, and Notice of Adjustment of Conversion Rate pursuant to the indenture dated May 10, 2011, by and between Novellus Systems Incorporated and The Bank of New York Mellon Trust company, N.A. as Trustee with respect to the 2.625% Senior Convertible Notes Due 2041.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (See Signature page)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification — (Principal Executive Officer)

32.2	Section 1350 Certification — (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988.
(2)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A for the fiscal year ended June 25, 2000, and Registrant’s Current Report on Form 8-K filed on November 10, 2009.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 24, 2006.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2007.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 13, 2008.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 8, 2008.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 4, 2012.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 5, 2011.
(12)	Incorporated by reference to Registrant’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 6, 2012.
(13)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on May 10, 2011 (SEC File No. 000-17157).

(14)	Incorporated by reference to Novellus’ Current Report on Form 10-Q filed on August 13, 2002 (SEC File No. 000-17157).
(15)	Incorporated by reference to Novellus’ Annual Report on Form 10-K filed on March 5, 2003 (SEC File No. 000-17157).
(16)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on September 24, 2004 (SEC File No. 000-17157).
(17)	Incorporated by reference to Novellus’ Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).
(18)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on November 2, 2010 (SEC File No. 000-17157).
(19)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2012.
(20)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012.
(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 26, 2013.
(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 10, 2012.
(23)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013
(24)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 18, 2014.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2014.
(27)	Incorporated by reference to the Registrant’s Current Form 8-K filed on June 10, 2014.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 22, 2013.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 11, 2011.
*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.