Form 10-Q
period 2014-09-28
LAM RESEARCH CORP
filed 2014-11-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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

As of October 28, 2014, the Registrant had 158,960,476 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 28, 2014	June 29, 2014
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,293,678	$1,452,677
Short-term investments	1,593,668	1,612,967
Accounts receivable, less allowance for doubtful accounts of $4,917 as of September 28, 2014 and $4,962 as of June 29, 2014	864,403	800,616
Inventories	815,612	740,503
Prepaid expenses and other current assets	123,615	176,899

Total current assets	4,690,976	4,783,662
Property and equipment, net	555,658	543,496
Restricted cash and investments	149,483	146,492
Goodwill	1,467,319	1,466,225
Intangible assets, net	854,834	894,078
Other assets	175,558	159,353

Total assets	$7,893,828	$7,993,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$249,779	$223,515
Accrued expenses and other current liabilities	578,968	604,296
Deferred profit	251,779	235,923
Current portion of long-term debt, convertible notes, and capital leases	519,099	518,267

Total current liabilities	1,599,625	1,582,001
Long-term debt, convertible notes, and capital leases	824,269	817,202
Income taxes payable	217,118	258,357
Other long-term liabilities	179,711	122,662

Total liabilities	2,820,723	2,780,222

Commitments and contingencies

Senior convertible notes	182,432	183,349

Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized — 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized — 400,000 shares; issued and outstanding — 159,384 shares as of September 28, 2014 and 162,350 shares as of June 29, 2014	159	162
Additional paid-in capital	5,291,844	5,239,567
Treasury stock, at cost; 96,386 shares as of September 28, 2014 and 92,867 shares as of June 29, 2014	(4,050,035)	(3,757,076)
Accumulated other comprehensive loss	(38,732)	(28,655)
Retained earnings	3,687,437	3,575,737

Total stockholders’ equity	4,890,673	5,029,735

Total liabilities and stockholders’ equity	$7,893,828	$7,993,306

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
Revenue	$1,152,368	$1,015,059
Cost of goods sold	646,829	583,201

Gross margin	505,539	431,858
Research and development	188,934	170,567
Selling, general and administrative	148,307	155,883

Total operating expenses	337,241	326,450

Operating income	168,298	105,408
Other expense, net	(5,648)	(14,262)

Income before income taxes	162,650	91,146
Income tax expense	21,569	5,640

Net income	$141,081	$85,506

Net income per share:
Basic	$0.87	$0.52

Diluted	$0.80	$0.50

Number of shares used in per share calculations:
Basic	161,685	162,896

Diluted	177,118	171,363

Cash dividend declared per common share	$0.18	$—

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
Net income	$141,081	$85,506

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(8,959)	3,559
Cash flow hedges:
Net unrealized gains during the period	298	4,507
Net losses reclassified into earnings	(102)	(3,802)

	196	705

Available-for-sale investments:
Net unrealized (losses) gains during the period	(1,759)	686
Net gains reclassified into earnings	379	74

	(1,380)	760
Defined benefit plan, net change in unrealized component	66	314

Other comprehensive (loss) income, net of tax	(10,077)	5,338

Comprehensive income	$131,004	$90,844

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,081	$85,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,885	74,331
Deferred income taxes	3,186	—
Impairment of long-lived asset	—	7,004
Equity-based compensation expense	32,040	23,235
Income tax benefit on equity-based compensation plans	9,861	—
Excess tax benefit on equity-based compensation plans	(10,404)	—
Gain on sale of business	(7,431)	—
Amortization of convertible note discount	8,509	8,122
Other, net	5,526	4,115
Changes in operating assets and liabilities	(109,092)	(150,388)

Net cash provided by operating activities	141,161	51,925

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,871)	(23,778)
Cash paid for business acquisition	(1,137)	—
Purchases of available-for-sale securities	(337,100)	(156,409)
Sales and maturities of available-for-sale securities	346,745	198,976
Proceeds from sale of business	41,212	—
Transfer of restricted cash and investments	22	150

Net cash provided by investing activities	7,871	18,939

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(107)	(88)
Excess tax benefit on equity-based compensation plans	10,404	—
Treasury stock purchases	(308,422)	(104,285)
Dividends paid	(29,240)	—
Reissuances of treasury stock related to employee stock purchase plan	16,919	15,154
Proceeds from issuance of common stock	4,609	12,574

Net cash used for financing activities	(305,837)	(76,645)

Effect of exchange rate changes on cash	(2,194)	(508)
Net decrease in cash and cash equivalents	(158,999)	(6,289)
Cash and cash equivalents at beginning of period	1,452,677	1,162,473

Cash and cash equivalents at end of period	$1,293,678	$1,156,184

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2014

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 29, 2014, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 29, 2014 (the “2014 Form 10-K”). The Company’s Forms 10-K, Forms 10-Q and Forms 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its Forms 10-K, Forms 10-Q and Forms 8-K on its corporate website at http://investor.lamresearch.com.

The consolidated financial statements include the accounts of Lam Research and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2015 and includes 52 weeks. The quarters ended September 28, 2014 (the “September 2014 quarter”) and September 29, 2013 (the “September 2013 quarter”) included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB released Accounting Standards Update 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted this standard during the fiscal quarter without significant impact on its financial position, results of operations, or cash flows.

In April 2014, the FASB released Accounting Standards Update 2014-8 “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.” The new standard re-defines discontinued operations and requires only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. The Company adopted this standard during the fiscal quarter with no impact on its financial position.

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method, and has not determined the impact that the new standard will have on its consolidated financial statements.

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in millions)
Equity-based compensation expense	$32.0	$23.2
Income tax benefit related to equity-based compensation expense	$4.7	$3.9

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

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan and 2011 Stock Incentive Plan (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 29, 2014	1,331,886	$32.20	5,635,469	$45.83
Granted	—	$—	67,439	$65.92
Exercised	(165,696)	$27.81	N/A	N/A
Cancelled	(7,452)	$29.86	(57,295)	$44.54
Vested restricted stock	N/A	N/A	(387,148)	$41.90

September 28, 2014	1,158,738	$32.84	5,258,465	$46.39

As of September 28, 2014, there was $3.4 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 1.5 years. As of September 28, 2014, there was $154.2 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.8 years.

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

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the three months ended September 28, 2014 and September 29, 2013:

	Three Months Ended
	September 28, 2014	September 29, 2013
Expected term (years)	0.68	0.66
Expected stock price volatility	29.07%	31.43%
Risk-free interest rate	0.07%	0.11%
Dividend Yield	0.29%	—

As of September 28, 2014, there was $13.2 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 11 months.

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

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 12 for additional information regarding the fair value of the Company’s convertible notes.

The following table sets forth the Company’s cash, cash equivalents, short-term investments, restricted cash and investments, and other assets measured at fair value on a recurring basis at September 28, 2014 and June 29, 2014:

	September 28, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	(Reported Within)
					Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$286,534	$—	$—	$286,534	$280,665	$—	$5,869	—
Level 1:
Time Deposit	132,549	—	—	132,549	—	—	132,549	—
Money Market Funds	1,013,013	—	—	1,013,013	1,013,013	—	—	—
US Treasury and Agencies	241,522	178	(98)	241,602	—	230,537	11,065	—
Mutual Funds	20,071	3,635	—	23,706	—	—	—	23,706

Level 1 Total	$1,407,155	$3,813	$(98)	$1,410,870	$1,013,013	$230,537	$143,614	$23,706

Level 2:
Municipal Notes and Bonds	252,846	794	(12)	253,628	—	253,628	—	—
Government-Sponsored Enterprises	54,449	39	(68)	54,420	—	54,420	—	—
Foreign Government Bonds	34,192	26	(46)	34,172	—	34,172	—	—
Corporate Notes and Bonds	888,871	1,194	(1,099)	888,966	—	888,966	—	—
Mortgage Backed Securities — Residential	24,288	76	(152)	24,212	—	24,212	—	—
Mortgage Backed Securities — Commercial	108,165	117	(549)	107,733	—	107,733	—	—

Level 2 Total	$1,362,811	$2,246	$(1,926)	$1,363,131	$—	$1,363,131	$—	$—

Total	$3,056,500	$6,059	$(2,024)	$3,060,535	$1,293,678	$1,593,668	$149,483	$23,706

	June 29, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	(Reported Within)
					Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$285,031	$—	$—	$285,031	$279,126	$—	$5,905	—
Level 1:
Time Deposit	132,549	—	—	132,549	—	—	132,549	—
Money Market Funds	1,168,261	—	—	1,168,261	1,168,261	—	—	—
US Treasury and Agencies	212,436	178	(27)	212,587	—	204,549	8,038	—
Mutual Funds	18,784	2,974	—	21,758	—	—	—	21,758

Level 1 Total	$1,532,030	$3,152	$(27)	$1,535,155	$1,168,261	$204,549	$140,587	$21,758

Level 2:
Municipal Notes and Bonds	334,329	1,108	(4)	335,433	5,290	330,143	—	—
Government-Sponsored Enterprises	27,666	41	(15)	27,692	—	27,692	—	—
Foreign Government Bonds	35,438	57	(28)	35,467	—	35,467	—	—
Corporate Notes and Bonds	874,540	2,034	(335)	876,239	—	876,239	—	—
Mortgage Backed Securities — Residential	27,067	59	(182)	26,944	—	26,944	—	—
Mortgage Backed Securities — Commercial	112,642	100	(809)	111,933	—	111,933	—	—

Level 2 Total	$1,411,682	$3,399	$(1,373)	$1,413,708	$5,290	$1,408,418	$—	$—

Total	$3,228,743	$6,551	$(1,400)	$3,233,894	$1,452,677	$1,612,967	$146,492	$21,758

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 28, 2014 or September 29, 2013. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.5 million and $(0.6) million, respectively, in the three months ended September 28, 2014 and $0.2 million and $(0.6) million, respectively, in the three months ended September 29, 2013.

The following is an analysis of the Company’s cash, cash equivalents, short-term investments and restricted cash and investments in unrealized loss positions:

	September 28, 2014
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$13,717	$(12)	$—	$—	$13,717	$(12)
US Treasury & Agencies	58,326	(98)	—	—	58,326	(98)
Government-Sponsored Enterprises	36,960	(68)	—	—	36,960	(68)
Foreign Government Bonds	20,566	(46)	—	—	20,566	(46)
Corporate Notes and Bonds	431,132	(1,072)	3,525	(27)	434,657	(1,099)
Mortgage Backed Securities — Residential	4,252	(83)	4,487	(69)	8,739	(152)
Mortgage Backed Securities — Commercial	69,068	(308)	19,362	(241)	88,430	(549)

	$634,021	$(1,687)	$27,374	$(337)	$661,395	$(2,024)

The amortized cost and fair value of cash equivalents, short-term investments and restricted investments with contractual maturities are as follows as of September 28, 2014:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,312,967	$1,313,292
Due after one year through five years	1,138,825	1,139,517
Due in more than five years	298,103	297,486

	$2,749,895	$2,750,295

Management has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into foreign currency forward contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate fluctuations. The counterparties to these forward contracts are large global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three months ended September 28, 2014 or September 29, 2013 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At September 28, 2014, the Company had gains of $0.1 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of September 28, 2014, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$58,868	$—	$21,379
Swiss Franc	—	—	6,684	—
Euro	59,270	—	22,430	—
Korean Won	—	—	12,564	—
Taiwan Dollar	—	—	33,487	—

	$59,270	$58,868	$75,165	$21,379

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets as of September 28, 2014 and June 29, 2014 were as follows:

	September 28, 2014				June 29, 2014
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$3,059	Accrued liabilities	$3,069	Prepaid expense and other assets	$483	Accrued liabilities	$805
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	8	Accrued liabilities	515	Prepaid expense and other assets	1,109	Accrued liabilities	118

Total derivatives		$3,067		$3,584		$1,592		$923

Under the master netting agreements with the respective counterparties to the Company’s foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in its balance sheet. As of September 28, 2014, the potential effect of netting the above foreign exchange contracts would be an offset to assets and liabilities by $1.7 million, resulting in a net derivative asset of $1.4 million and net derivative liabilities of $1.9 million. As of June 29, 2014, the potential effect of netting the above foreign exchange contracts was an offset to both assets and liabilities by $0.5 million, resulting in a net derivative asset of $1.1 million and net derivative liabilities of $0.5 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

	Three Months Ended September 28, 2014			Three Months Ended September 29, 2013
	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
	(in thousands)			(in thousands)
Revenue	$3,024	$469	$42	$4,878	$3,383	$93
Cost of goods sold	(2,023)	(276)	(6)	149	651	(32)
Selling, general, and administrative	(866)	(105)	(1)	48	317	(15)

	$135	$88	$35	$5,075	$4,351	$46

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 28, 2014	September 29, 2013
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$968	$6,027

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

Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings, are performed on all new customers and the Company monitors its customers’ financial condition and payment performance. In general, the Company does not require collateral on sales.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 28, 2014	June 29, 2014
	(in thousands)
Raw materials	$497,058	$449,623
Work-in-process	121,804	126,564
Finished goods	196,750	164,316

	$815,612	$740,503

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no significant changes in the goodwill balance during the three months ended September 28, 2014. Of the $1.5 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets

The following table provides the Company’s intangible assets as of September 28, 2014:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,549	$(185,615)	$429,934
Existing technology	643,779	(246,484)	397,295
Patents	32,053	(24,925)	7,128
Other intangible assets	35,670	(35,293)	377

Intangible assets subject to amortization	1,327,051	(492,317)	834,734
In process research and development	11,000		11,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	20,100		20,100

Total intangible assets	$1,347,151	$(492,317)	$854,834

The following table provides the Company’s intangible assets as of June 29, 2014:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,618	$(169,162)	$446,456
Existing technology	643,922	(224,246)	419,676
Patents	32,253	(24,407)	7,846
Other intangible assets	35,270	(35,270)	—

Intangible assets subject to amortization	1,327,063	(453,085)	873,978
In process research and development	11,000		11,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	20,100		20,100

Total intangible assets	$1,347,163	$(453,085)	$894,078

The Company recognized $39.2 million and $41.6 million in intangible asset amortization expense during the three months ended September 28, 2014, and September 29, 2013, respectively.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of September 28, 2014 was as follows:

Fiscal Year	Amount
2015 (9 Months)	$117,482
2016	154,130
2017	152,427
2018	151,215
2019	120,285
Thereafter	139,195

$834,734

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 28, 2014	June 29, 2014
	(in thousands)
Accrued compensation	$318,330	$311,054
Warranty reserves	70,185	68,324
Income and other taxes payable	45,452	93,934
Dividend payable	29,381	29,240
Other	115,620	101,744

	$578,968	$604,296

NOTE 8 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Interest income	$3,288	$2,723
Interest expense	(15,704)	(15,302)
Gains on deferred compensation plan related assets	2,416	37
Foreign exchange gains (losses)	906	(222)
Other, net	3,446	(1,498)

	$(5,648)	$(14,262)

During the three months ended September 28, 2014, the Company sold all of Peter Wolters, a wholly owned subsidiary acquired as part of the Novellus acquisition. Net pre-tax gain of $7.3 million associated with this divestiture is included in other expense, net in the Condensed Consolidated Statements of Operations.

NOTE 9 — INCOME TAX EXPENSE

The Company recorded an income tax expense of $21.6 million, which yielded an effective tax rate for the quarter ended September 28, 2014 of approximately 13.3%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the quarter ended September 28, 2014 is primarily due to the geographic mix of income and the treatment of discrete items in determining the effective tax rate, offset by the tax effect of non-deductible stock-based compensation and unrecognized tax benefits due to uncertain tax positions.

NOTE 10 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, RSUs, and convertible notes. Dilutive shares outstanding include the effect of the 2016, 2018 and 2041 Notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands, except per share data)
Numerator:
Net income	$141,081	$85,506

Denominator:
Basic average shares outstanding	161,685	162,896
Effect of potential dilutive securities:
Employee stock plans	3,560	2,868
Convertible notes	11,867	5,599
Warrants	6	—

Diluted average shares outstanding	177,118	171,363

Net income per share — basic	$0.87	$0.52

Net income per share — diluted	$0.80	$0.50

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Number of potential dilutive securities excluded	—	290

Diluted shares outstanding do not include any effect resulting from the note hedges associated with the Company’s 2016 or 2018 Notes (as described in Note 12) as their impact would have been anti-dilutive.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available- for-sale investments	Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 29, 2014	$(12,986)	$(66)		$1,557	$(17,160)	$(28,655)
Other comprehensive income before reclassifications	(5,564)	298		(1,759)	66	(6,959)
(Losses) gains reclassified from accumulated other comprehensive income to net income	(3,395)	(102	)(1)	379 (2)	—	(3,118)

Net current-period other comprehensive income	$(8,959)	$196		$(1,380)	$66	$(10,077)

Balance as of September 28, 2014	$(21,945)	$130		$177	$(17,094)	$(38,732)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $441 gain, cost of goods sold: $250 loss and selling, general and administrative expenses: $89 loss.
(2)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net

NOTE 12 — LONG-TERM DEBT AND OTHER BORROWINGS

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

In June 2012, with the acquisition of Novellus, the Company assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes. The maximum amount of the contingent interest will accrue at a rate of 2.1% per annum, excluding any potential impact from dividends deemed payable to holders of the 2041 Notes.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature; which equals the effective interest rate on the liability component disclosed in the following table, respectively.

As of September 28, 2014 and June 29, 2014, the Notes consisted of the following:

	September 28, 2014			June 29, 2014
	2016 Notes	2018 Notes	2041 Notes (1)	2016 Notes	2018 Notes	2041 Notes (1)
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying value, long-term	$423,481	$391,011	$—	$419,561	$387,338	$—
Carrying value, current portion	—	—	517,503	—	—	516,586
Unamortized discount	26,519	58,989	182,432	30,439	62,662	183,349

Principal amount	$450,000	$450,000	$699,935	$450,000	$450,000	$699,935

Remaining amortization period (years)	1.6	3.6	26.7
Effective interest rate on liability component	4.29%	5.27%	4.28%

Carrying amount of equity component, net of tax	$76,230	$104,895	$328,109
Fair Value of Notes (Level 1)	$573,525	$610,205	$1,542,041
Conversion rate (shares of common stock per $1,000 principal amount of notes)	15.9527	15.9527	28.6288
Conversion price (per share of common stock)	$62.69	$62.69	$34.93
If-converted value in excess of par value	$89,911	$89,911	$807,144

(1)	During the quarter-ended September 28, 2014 and June 29, 2014 the market value of the Common Stock was greater than or equal to 130% of the 2041 Note conversion price for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the holder. The carrying amount of the 2041 Notes was classified in current liabilities and the excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity in the Company’s Consolidated Balance Sheets as of September 28, 2014 and June 29, 2014. Upon closure of a conversion period, all 2041 Notes not converted will be reclassified back to noncurrent liabilities and the temporary equity is reclassified to permanent equity.

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three months ended September 28, 2014 and September 29, 2013.

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Contractual interest coupon	$6,562	$6,562
Amortization of interest discount	8,509	8,122
Amortization of issuance costs	591	591

Total interest cost recognized	$15,662	$15,275

Convertible Note Hedges and Warrants

Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company sold warrants. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 28, 2014, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

In addition, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2016 Notes and 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes and 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. The following table presents the details of the warrants and convertible note hedge arrangements as of September 28, 2014:

	2016 Notes	2016 Notes
	(shares in thousands)
Warrants:
Number of shares to be delivered upon exercise	7,179	7,179
Exercise price	$70.96	$75.70
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018

Convertible Note Hedge:
Number of shares available from counterparties	7,179	7,179
Exercise price	$62.69	$62.69

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

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest, is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a total consolidated indebtedness to consolidated capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of September 28, 2014, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $132.5 million in separate interest-bearing accounts, and marketable securities collateral in an aggregate of approximately $11.1 million as security for the Company’s obligations. These amounts are recorded as restricted cash and investments in the Company’s Consolidated Balance Sheet as of September 28, 2014.

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

The Company’s contractual cash obligations with respect to operating leases, excluding the residential value guarantee discussed above, as of September 28, 2014 were as follows:

Operating Leases
(in thousands)
Payments due by period:
One year	$15,203
Two years	13,528
Three years	11,761
Four years	5,241
Five years	4,395
Over five years	13,850
Less: Sublease Income	(639)

Total	$63,339

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of September 28, 2014, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 28, 2014, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $14.8 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Balance at beginning of period	$69,385	$58,078
Warranties issued during the period	24,536	16,753
Settlements made during the period	(24,068)	(14,305)
Changes in liability for pre-existing warranties	599	(655)

Balance at end of period	$70,452	$59,871

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

NOTE 14 — STOCK REPURCHASE PROGRAM

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2014				$830,895
Quarter ended September 28, 2014	3,818	$296,721	$70.01	$534,174

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See Collared Accelerated Share Repurchase section below for details regarding average price associated with these transactions.

In addition to shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 28, 2014, the Company acquired 120,575 shares at a total cost of $8.3 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three months ended September 28, 2014 included the following:

Collared Accelerated Share Repurchases

During the three months ended September 28, 2014, the Company entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, the Company made an up-front cash payment of $250 million, in exchange for an initial delivery of approximately 3.2 million shares of its Common Stock.

The number of shares to ultimately be repurchased by the Company is based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provided a minimum and maximum number of shares that the Company could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. The ASR was scheduled to end at any time on or after October 8, 2014 and on or before December 8, 2014. At the conclusion of the ASR, the Company could potentially receive additional shares based on the VWAP of the Common Stock during the term of the agreement minus the pre-determined fixed discount.

The counterparty designated October 9, 2014 as the termination date, at which time the Company settled the ASR. Approximately 0.3 million shares were received at final settlement, which represented a weighted-average share price of approximately $72.90 for the transaction period.

The Company accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own Common Stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of September 28, 2014, the aggregate repurchase price of $250 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements, and our ability to satisfy those requirements; our ability to address critical steps in the fabrication process; our ability to develop technologies and productivity solutions that benefit our customers, and to facilitate our customers’ ability to meet more stringent performance or design standards; customer capital spending and their demand for our products, the reliability of indicators of change in customer spending and demand; and the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditures (with respect to certain technology inflections); our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 29, 2014 (our “2014 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended September 28, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2014 Form 10-K.

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

The semiconductor capital equipment industry has been highly competitive and subject to business cycles that historically have been characterized by rapid changes in demand. More recently, with consolidation in the customer base, the cyclical behavior appears to have diminished somewhat. With a reduced number of customers, variability in their business plans may lead to changes in demand for Lam’s equipment and services over certain periods. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices.

Demand for our products has been strong throughout calendar year 2014 as semiconductor device manufacturers are making capacity and technology investments. Technology inflections in our industry including FinFET transistors, 3-D NAND and multiple patterning, have led to an increase in the deposition, etch and clean market sizes. The capacity spending of our customers, as well as strong market share in these technology inflections, have contributed to increased revenue in the 2014 calendar year as compared to the 2013 calendar year. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.

The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
	(In thousands, except percentage and per share data)
Revenue	$1,152,368	$1,248,797	$1,015,059
Gross margin	$505,539	$557,036	$431,858
Gross margin as a percentage of revenue	43.9%	44.6%	42.5%
Total operating expenses	$337,241	$341,186	$326,450
Net income	$141,081	$233,395	$85,506
Diluted net income per share	$0.80	$1.35	$0.50

In the September 2014 quarter, revenue decreased compared to the quarter ended June 29, 2014 (the “June 2014 quarter”), as a result of a decline in memory segment spending offset by growth in the foundry segment. Gross margin as a percentage of revenues in the September 2014 quarter decreased as compared to the June 2014 quarter due to a less favorable product mix and lower factory and field utilization. Operating expenses in the September 2014 quarter decreased compared to the June 2014 quarter related primarily to decreases in cost associated with rationalization of certain product configurations and cost associated with the disposition of Peter Wolters, a wholly owned subsidiary acquired as part of the Novellus acquisition.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $3.0 billion as of September 28, 2014 compared to $3.2 billion as of June 29, 2014. Cash generated by operations was approximately $141 million during the September 2014 quarter. We used cash during the September 2014 quarter to repurchase $308 million of our shares and purchase $42 million of property and equipment. Employee headcount decreased slightly as of September 28, 2014 as compared to June 29, 2014 to approximately 6,600 people, primarily due to the sale on July 2, 2014 of Peter Wolters.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
Shipments (in millions)	$1,111	$1,160	$987

United States	25%	23%	17%
Korea	16%	25%	18%
Taiwan	21%	18%	21%
Japan	11%	14%	17%
China	8%	9%	8%
Southeast Asia	11%	4%	11%
Europe	8%	7%	8%

Shipments for the September 2014 quarter decreased 4% compared to the June 2014 quarter and increased 13% compared to the September 2013 quarter reflecting changes in customer demand for semiconductor equipment. The percentage of total system shipments to each of the market segments we serve were as follows for the periods presented:

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
Memory	44%	59%	48%
Foundry	45%	30%	36%
Logic/integrated device manufacturing	11%	11%	16%

Revenue

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
Revenue (in millions)	$1,152	$1,249	$1,015

United States	28%	18%	14%
Korea	19%	28%	23%
Taiwan	18%	20%	24%
Japan	10%	14%	13%
China	9%	11%	8%
Southeast Asia	9%	3%	9%
Europe	7%	6%	9%

Revenue for the September 2014 quarter decreased 8% compared to the June 2014 quarter, and increased 14% as compared to the September 2013 quarter consistent with the changes noted in shipment amounts above. Our deferred revenue balance decreased to $357 million as of September 28, 2014 compared to $362 million as of June 29, 2014. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $34 million as of September 28, 2014 and June 29, 2014.

Gross Margin

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
	(in thousands, except percentages)
Gross margin	$505,539	$557,036	$431,858
Percent of revenue	43.9%	44.6%	42.5%

The decrease in gross margin as a percentage of revenue during the September 2014 quarter as compared to the June 2014 quarter was due to a slightly less favorable product mix and lower field and factory absorption.

The increase in gross margin as a percentage of revenue during the September 2014 quarter as compared to the September 2013 quarter is primarily due to improved factory and field efficiencies as volume increased during this period, as well as a more favorable product mix. Additionally, the impact of acquisition-related inventory fair value decreased by $2 million in the September 2014 quarter, compared to the same quarter last year.

Research and Development

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
	(in thousands, except percentages)
Research and development (“R&D”)	$188,934	$185,449	$170,567
Percent of revenue	16.4%	14.9%	16.8%

We continue to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increased R&D spending as a percent of revenue from the June 2014 quarter to the September 2014 quarter reflects the continued spending in technologies for the industry inflection points. The increased total spending during the September 2014 quarter compared to the June 2014 quarter was primarily due to a $3 million increase in employee compensation.

The increase in R&D expenses during the September 2014 quarter compared to the same period in the prior year was primarily due to a $17 million increase in salaries and benefits, reflecting an increase in our product development efforts.

Selling, General and Administrative

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$148,307	$155,737	$155,883
Percent of revenue	12.9%	12.5%	15.4%

The decrease in SG&A expenses during the September 2014 quarter compared to the June 2014 quarter was primarily due to a $7 million decrease in employee compensation. In addition, there was a decrease from the June 2014 quarter in costs related to the rationalization of certain product configurations and the disposition of Peter Wolters.

SG&A expense in the September 2014 quarter was relatively consistent compared to the same period in the prior year. In the September 2014 quarter, there was an $8 million decrease in integration costs and a $7 million decrease in impairment of long-lived assets offset by a $7 million increase in compensation costs, and a $2 million increase in outside services, supporting the overall growth of the company.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended
	September 28, 2014	June 29, 2014	September 29, 2013
	(in thousands)
Interest income	$3,288	$3,879	$2,723
Interest expense	(15,704)	(15,472)	(15,302)
Gains on deferred compensation plan related assets	2,416	1,025	37
Foreign exchange gains (losses)	906	1,711	(222)
Other, net	3,446	(586)	(1,498)

	$(5,648)	$(9,443)	$(14,262)

Interest income increased in the September 2014 quarter as compared to the September 2013 quarter as a result of higher cash and investment balances.

In the September 2014 quarter and the June 2014 quarters, we recognized gains on assets which are related to obligations under our deferred compensation plan, due to changes in the market value of securities in this portfolio.

Foreign exchange gains in both the September 2014 and the June 2014 quarters and foreign exchange losses in the September 2013 quarter were related to un-hedged portions of the balance sheet exposures.

Other income, net was higher during the September 2014 quarter as compared to June 2014 and September 2013 quarters primarily due to a net gain associated with the disposition of Peter Wolters.

Income Tax Expense

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands, except percentages)
Provision for income taxes	$21,569	$5,640
Effective tax rate	13.3%	6.2%

The change in the effective tax rate for the September 2014 quarter compared to the September 2013 quarter was primarily due to the change in level of income and an increase in the percentage of profits in jurisdictions with higher tax rates. In addition, the U.S. federal research and development credit was available through December 31, 2013 for the calculation of the tax provision for the September 2013 quarter. The credit was not available for the September 2014 quarter and therefore no tax benefit was included in the calculation of the tax provision for the quarter.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: GAAP requires us to recognize the fair value of equity-based compensation in net income. We determine the fair value of our restricted stock units (“RSUs”), excluding market-based performance RSUs, based upon the fair market value of Company stock at the date of grant. We estimate the fair value of our market-based performance RSUs using a Monte Carlo simulation model at the date of the grant. We estimate the fair value of our stock options and ESPP awards using the Black-Scholes option valuation model. This model requires us to input highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the awards, and we have elected to use the straight-line method of amortization.

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

Goodwill represents the amount by which the purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. Each component of the Company for which discrete financial information is available and for which management regularly reviews the results of operations is considered a reporting unit. All goodwill acquired in a business combination is assigned to one or more reporting units as of the acquisition date. Goodwill is assigned to the Company’s reporting units that are expected to benefit from the synergies of the combination. The goodwill assigned to a reporting unit is the difference between the acquisition consideration assigned to the reporting unit on a relative fair value basis and the fair value of acquired assets and liabilities that can be specifically attributed to the reporting unit. We test goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. We amortize intangible assets with estimable useful lives over their respective estimated useful lives, and we review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we would perform an impairment test at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units are not held by those reporting units but by a corporate function. Prior to this allocation of the assets to the reporting units, we assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In our goodwill impairment analysis we first assess qualitative factors to determine whether it is necessary to perform a quantitative analysis. We do not calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. Our most recent annual goodwill impairment analysis, which was performed as of the first day of our fourth quarter of fiscal year 2014, March 31, 2014, did not result in a goodwill impairment charge, nor did we record any goodwill impairment in fiscal years 2013 or 2012. As a result of historical performance and growth potential, our single-wafer Clean systems reporting unit may be at greater risk for goodwill impairment than our other reporting units if our actual results for this reporting unit differ from our projections.

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

Recent Accounting Pronouncements

In July 2013, the FASB released Accounting Standards Update 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We adopted this standard during the fiscal quarter without significant impact on our financial position, results of operations, or cash flows.

In April 2014, the FASB released Accounting Standards Update 2014-8 “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.” The new standard re-defines discontinued operations and requires only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. We adopted this standard during the fiscal quarter with no impact on our financial position.

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We have not yet selected a transition method, and have not determined the impact that the new standard will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2014, we had $3.0 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $3.2 billion as of June 29, 2014. Approximately $2.3 billion and $2.2 billion of our total cash and investments as of September 28, 2014 and June 29, 2014, respectively, was held outside the U.S. in our foreign subsidiaries, the majority of which would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities

Net cash provided by operating activities of $141 million during the three months ended September 28, 2014 consisted of (in millions):

Net income	$141
Non-cash charges:
Depreciation and amortization	68
Equity-based compensation	32
Amortization of convertible note discount	9
Deferred income taxes	3
Changes in operating asset and liability accounts	(109)
Other	(3)

$141

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $64.5 million, inventories of $75.2 million and prepaid expense and other assets of $1.6 million, combined with decreases in accrued liabilities of $9.8 million, partially offset by sources of cash resulting from increases in trade accounts payable and deferred profit of $26.2 million and $15.9 million, respectively.

Cash Flows from Investing Activities

Net cash used for investing activities during the three months ended September 28, 2014 was $7.9 million, primarily consisting of capital expenditures of $41.9 million, off-set by net proceeds on sale of business of $41.2 million and net sales or maturities of available for sale securities of $9.6 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the three months ended September 28, 2014 was $305.8 million, primarily consisting of $308.4 million in treasury stock repurchases and $29.2 million of dividends paid, partially offset by net proceeds from issuance of Common Stock related to employee equity-based plans of $21.5 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments at September 28, 2014, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2014 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 29, 2014. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 28, 2014. Actual results may differ materially.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 28, 2014 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 28, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposits	$132,549	$132,549	$132,549	$132,549	$132,549	$132,549	$132,549
Municipal Notes and Bonds	254,616	254,613	254,491	253,628	252,314	251,000	249,686
US Treasury & Agencies	244,238	244,169	243,216	241,602	239,580	237,559	235,538
Government-Sponsored Enterprises	54,927	54,918	54,766	54,420	54,044	53,666	53,287
Foreign Government Bond	34,707	34,683	34,483	34,172	33,857	33,541	33,226
Corporate Notes and Bonds	901,412	899,239	894,713	888,966	883,159	877,352	871,546
Mortgage Backed Securities — Residential	24,718	24,566	24,392	24,212	24,020	23,829	23,637
Mortgage Backed Securities — Commercial	109,264	108,845	108,329	107,733	107,115	106,496	105,878

Total	$1,756,431	$1,753,582	$1,746,939	$1,737,282	$1,726,638	$1,715,992	$1,705,347

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

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of September 28, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability, quality, or design problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. For over twenty years the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver appears to be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customer requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 72% of total revenue in the September 2014 quarter, 86% of total revenue in fiscal year 2014, and 80% of total revenue in fiscal year 2013. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results

We are subject to a variety of governmental regulations related to the handling, discharge, and disposal of toxic, volatile or otherwise hazardous chemicals. Failure to comply with present or future environmental regulations could result in fines being imposed on us, require us to suspend production, or cease operations, or cause our customers to not accept our products. These regulations could require us to alter our current operations, acquire significant additional equipment, incur substantial other expenses to comply with environmental regulations, or take other actions. Any failure to comply with regulations governing the use, handling, sale, transport or disposal of hazardous substances could subject us to future liabilities that may adversely affect our operating results, financial condition and ability to operate our business.

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

There Can Be No Assurance That We Will Continue To Declare Cash Dividends Or Repurchase Our Shares At All Or In Any Particular Amounts.

Our Board of Directors first instituted an $0.18 per common share quarterly dividend in April 2014, with the first dividend payment paid in July 2014. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and, in the case of dividends, periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchase activity could have a negative effect on our stock price.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Company Shares

On April 29, 2014, the Board of Directors authorized us to repurchase up to $850 million of common stock, which included the remaining value available under our prior authorization. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the three months ended September 28, 2014 included the following:

Collared Accelerated Share Repurchases

During the three months ended September 28, 2014, we entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, we made an up-front cash payment of $250 million, in exchange for an initial delivery of approximately 3.2 million shares of its Common Stock.

The number of shares to ultimately be repurchased by us was based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provided a minimum and maximum number of shares that we could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. The ASR was scheduled to end at any time on or after October 8, 2014 and on or before December 8, 2014. At the conclusion of the ASR, we potentially could receive additional shares based on the VWAP of the Common Stock during the term of the agreement minus the pre-determined fixed discount.

The counterparty designated October 9, 2014 as the termination date, at which time we settled the ASR. Approximately $0.3 million additional shares were received at final settlement, which represented a weighted-average share price of approximately $72.90 for the transaction period.

We accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own Common Stock and classified in stockholders’ equity. As such, we accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. We has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of September 28, 2014, the aggregate repurchase price of $250 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 29, 2014				830,895
June 30, 2014 - July 27, 2014	272	$70.02	268	812,127
July 28, 2014 - August 24, 2014	421	$69.33	315	790,186
August 25, 2014 - September 28, 2014	3,245	$71.72	3,235	534,174

Total	3,938	$69.86	3,818

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under the Board-authorized repurchase program (as described above), included in this column are 120,575 shares acquired at a total cost of $8.3 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: November 3, 2014	LAM RESEARCH CORPORATION (Registrant)

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