Form 10-Q
period 2014-12-28
LAM RESEARCH CORP
filed 2015-02-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

or

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

As of January 28, 2015, the Registrant had 159,316,108 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2014	June 29, 2014
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$981,275	$1,452,677
Short-term investments	1,902,402	1,612,967
Accounts receivable, less allowance for doubtful accounts of $4,927 as of December 28, 2014 and $4,962 as of June 29, 2014	944,014	800,616
Inventories	913,390	740,503
Prepaid expenses and other current assets	173,731	176,899

Total current assets	4,914,812	4,783,662
Property and equipment, net	585,372	543,496
Restricted cash and investments	155,455	146,492
Goodwill	1,466,949	1,466,225
Intangible assets, net	815,057	894,078
Other assets	173,044	159,353

Total assets	$8,110,689	$7,993,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$296,423	$223,515
Accrued expenses and other current liabilities	637,505	604,296
Deferred profit	254,765	235,923
Current portion of long-term debt, convertible notes, and capital leases	519,963	518,267

Total current liabilities	1,708,656	1,582,001
Long-term debt, convertible notes, and capital leases	830,880	817,202
Income taxes payable	205,535	258,357
Other long-term liabilities	183,678	122,662

Total liabilities	2,928,749	2,780,222

Commitments and contingencies

Senior convertible notes	181,505	183,349

Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 159,294 shares as of December 28, 2014 and 162,350 shares as of June 29, 2014	159	162
Additional paid-in capital	5,328,767	5,239,567
Treasury stock, at cost; 97,545 shares as of December 28, 2014 and 92,867 shares as of June 29, 2014	(4,118,752)	(3,757,076)
Accumulated other comprehensive loss	(45,391)	(28,655)
Retained earnings	3,835,652	3,575,737

Total stockholders’ equity	5,000,435	5,029,735

Total liabilities and stockholders’ equity	$8,110,689	$7,993,306

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Revenue	$1,232,241	$1,116,061	$2,384,609	$2,131,120
Cost of goods sold	695,584	628,272	1,342,413	1,211,473

Gross margin	536,657	487,789	1,042,196	919,647
Research and development	196,768	174,477	385,702	345,044
Selling, general and administrative	151,148	148,838	299,455	304,721

Total operating expenses	347,916	323,315	685,157	649,765

Operating income	188,741	164,474	357,039	269,882
Other expense, net	(9,799)	(3,837)	(15,447)	(18,099)

Income before income taxes	178,942	160,637	341,592	251,783
Income tax expense	2,002	11,645	23,571	17,285

Net income	$176,940	$148,992	$318,021	$234,498

Net income per share:
Basic	$1.11	$0.92	$1.98	$1.44

Diluted	$1.00	$0.87	$1.80	$1.37

Number of shares used in per share calculations:
Basic	159,248	162,305	160,467	162,603

Diluted	177,046	171,757	177,082	171,592

Cash dividend declared per common share	$0.18	$—	$0.36	$—

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income	$176,940	$148,992	$318,021	$234,498

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(8,843)	6,284	(17,802)	9,843
Cash flow hedges:
Net unrealized gains during the period	7,604	4,328	7,902	8,835
Net gains reclassified into earnings	(2,622)	(3,017)	(2,724)	(6,819)

	4,982	1,311	5,178	2,016
Available-for-sale investments:
Net unrealized (losses) gains during the period	(2,981)	386	(4,740)	1,073
Net losses (gains) reclassified into earnings	113	(218)	492	(145)

	(2,868)	168	(4,248)	928
Defined benefit plan, net change in unrealized component	70	71	136	385

Other comprehensive (loss) income, net of tax	(6,659)	7,834	(16,736)	13,172

Comprehensive income	$170,281	$156,826	$301,285	$247,670

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	December 28, 2014	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$318,021	$234,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,421	147,883
Deferred income taxes	6,506	12,457
Impairment of long-lived asset	—	7,632
Equity-based compensation expense	62,672	46,281
Income tax benefit on equity-based compensation plans	11,002	—
Excess tax benefit on equity-based compensation plans	(11,003)	—
Gain on sale of business	(7,431)	—
Amortization of convertible note discount	17,118	16,339
Other, net	7,133	1,687
Changes in operating assets and liabilities	(239,039)	(285,829)

Net cash provided by operating activities	302,400	180,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,234)	(62,101)
Cash paid for business acquisition	(1,137)	(18,388)
Purchases of available-for-sale securities	(1,063,863)	(459,290)
Sales and maturities of available-for-sale securities	751,918	413,103
Repayment of notes receivable	3,978	10,000
Proceeds from sale of assets	—	21,635
Proceeds from sale of business	41,212	—
Transfer of restricted cash and investments	122	150

Net cash used for investing activities	(371,004)	(94,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(781)	(807)
Excess tax benefit on equity-based compensation plans	11,003	—
Treasury stock purchases	(373,958)	(152,195)
Dividends paid	(58,621)	—
Reissuances of treasury stock related to employee stock purchase plan	16,919	15,119
Proceeds from issuance of common stock	8,832	21,023

Net cash used for financing activities	(396,606)	(116,860)

Effect of exchange rate changes on cash	(6,192)	885
Net decrease in cash and cash equivalents	(471,402)	(29,918)
Cash and cash equivalents at beginning of period	1,452,677	1,162,473

Cash and cash equivalents at end of period	$981,275	$1,132,555

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2014

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

The consolidated financial statements include the accounts of Lam Research and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2015 and includes 52 weeks. The quarters ended December 28, 2014 (the “December 2014 quarter”) and December 29, 2013 (the “December 2013 quarter”) included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB released Accounting Standards Update 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted this standard during the fiscal year without significant impact on its financial position, results of operations, or cash flows.

In April 2014, the FASB released Accounting Standards Update 2014-8 “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity.” The new standard re-defines discontinued operations and requires only those disposals of components of an entity, including classifications as held for sale, that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be reported as discontinued operations. In addition, the new standard expands the disclosure requirements of discontinued operations. The Company adopted this standard during the fiscal year without significant impact on its financial position, results of operations, or cash flows.

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

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Equity-based compensation expense	$30,632	$23,046	$62,672	$46,281
Income tax benefit related to equity-based compensation expense	$6,116	$3,744	$10,840	$7,599

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

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan and 2011 Stock Incentive Plan (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 29, 2014	1,331,886	$32.20	5,635,469	$45.83
Granted	—	$—	175,344	$72.47
Exercised	(325,243)	$27.15	N/A	N/A
Cancelled	(7,452)	$29.86	(89,307)	$46.47
Vested restricted stock	N/A	N/A	(1,296,667)	$39.71

December 28, 2014	999,191	$33.86	4,424,839	$48.67

As of December 28, 2014, there was $2.3 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 1.6 years. As of December 28, 2014, there was $135.2 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.7 years.

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

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the six months ended December 28, 2014 and December 29, 2013:

	Six Months Ended
	December 28, 2014	December 29, 2013
Expected term (years)	0.68	0.66
Expected stock price volatility	29.07%	31.43%
Risk-free interest rate	0.07%	0.11%
Dividend Yield	0.29%	—

As of December 28, 2014, there was $9.6 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 8 months.

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

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and derivative instruments. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 12 for additional information regarding the fair value of the Company’s convertible notes.

The following table sets forth the Company’s cash, cash equivalents, short-term investments, restricted cash and investments, and other assets measured at fair value on a recurring basis at December 28, 2014 and June 29, 2014:

	December 28, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	(Reported Within)
					Cash and Cash Equivlents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$313,407	$—	$—	$313,407	$307,652	$—	$5,755	$—
Level 1:
Time Deposit	132,549	—	—	132,549	—	—	132,549	—
Money Market Funds	673,623	—	—	673,623	673,623	—	—	—
US Treasury and Agencies	293,606	48	(361)	293,293	—	276,142	17,151	—
Mutual Funds	22,622	4,592	—	27,214	—	—	—	27,214

Level 1 Total	$1,122,400	$4,640	$(361)	$1,126,679	$673,623	$276,142	$149,700	$27,214

Level 2:
Municipal Notes and Bonds	250,218	520	(54)	250,684	—	250,684	—	—
Government-Sponsored Enterprises	58,450	11	(84)	58,377	—	58,377	—	—
Foreign Government Bonds	45,022	6	(154)	44,874	—	44,874	—	—
Corporate Notes and Bonds	1,127,008	611	(3,236)	1,124,383	—	1,124,383	—	—
Mortage Backed Securities —Residential	17,365	65	(103)	17,327	—	17,327	—	—
Mortage Backed Securities —Commerical	131,287	45	(717)	130,615	—	130,615	—	—

Level 2 Total	$1,629,350	$1,258	$(4,348)	$1,626,260	$—	$1,626,260	$—	$—

Total	$3,065,157	$5,898	$(4,709)	$3,066,346	$981,275	$1,902,402	$155,455	$27,214

	June 29, 2014
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	(Reported Within)
					Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$285,031	$—	$—	$285,031	$279,126	$—	$5,905	—
Level 1:
Time Deposit	132,549	—	—	132,549	—	—	132,549	—
Money Market Funds	1,168,261	—	—	1,168,261	1,168,261	—	—	—
US Treasury and Agencies	212,436	178	(27)	212,587	—	204,549	8,038	—
Mutual Funds	18,784	2,974	—	21,758	—	—	—	21,758

Level 1 Total	$1,532,030	$3,152	$(27)	$1,535,155	$1,168,261	$204,549	$140,587	$21,758

Level 2:
Municipal Notes and Bonds	334,329	1,108	(4)	335,433	5,290	330,143	—	—
Government-Sponsored Enterprises	27,666	41	(15)	27,692	—	27,692	—	—
Foreign Government Bonds	35,438	57	(28)	35,467	—	35,467	—	—
Corporate Notes and Bonds	874,540	2,034	(335)	876,239	—	876,239	—	—
Mortgage Backed Securities — Residential	27,067	59	(182)	26,944	—	26,944	—	—
Mortgage Backed Securities — Commercial	112,642	100	(809)	111,933	—	111,933	—	—

Level 2 Total	$1,411,682	$3,399	$(1,373)	$1,413,708	$5,290	$1,408,418	$—	$—

Total	$3,228,743	$6,551	$(1,400)	$3,233,894	$1,452,677	$1,612,967	$146,492	$21,758

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended December 28, 2014 or December 29, 2013. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.4 million and $(0.4) million, respectively, in the three months ended December 28, 2014 and $0.2 million and $(0.5) million, respectively, in the three months ended December 29, 2013. Gross realized gains and gross realized (losses) from sales of investments were approximately $0.9 million and $(1.0) million, respectively, in the six months ended December 28, 2014 and $0.4 million and $(1.0) million, respectively, in the six months ended December 29, 2013.

The following is an analysis of the Company’s cash, cash equivalents, short-term investments and restricted cash and investments in unrealized loss positions:

	December 28, 2014
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$49,621	$(54)	$—	$—	$49,621	$(54)
US Treasury & Agencies	201,166	(361)	—	—	201,166	(361)
Government-Sponsored Enterprises	42,900	(84)	—	—	42,900	(84)
Foreign Government Bonds	34,934	(154)	—	—	34,934	(154)
Corporate Notes and Bonds	856,576	(3,207)	3,279	(29)	859,855	(3,236)
Mortgage Backed Securities — Residential	459	—	4,094	(103)	4,553	(103)
Mortgage Backed Securities — Commercial	104,820	(458)	17,354	(259)	122,174	(717)

	$1,290,476	$(4,318)	$24,727	$(391)	$1,315,203	$(4,709)

The amortized cost and fair value of cash equivalents, short-term investments and restricted investments with contractual maturities are as follows as of December 28, 2014:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$888,234	$888,312
Due after one year through five years	1,505,237	1,502,762
Due in more than five years	335,657	334,651

	$2,729,128	$2,725,725

Management has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Consolidated Balance Sheets.

Derivative Instruments and Hedging

The Company carries derivative financial instruments (“derivatives”) on its Consolidated Balance Sheets at their fair values. The Company enters into derivative contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rate and interest rate fluctuations. The counterparties to these derivative contracts are large global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.

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

In addition, during the three months ended December 28, 2014, the Company entered into a series of forward-starting interest rate swap agreements, with a total notional value of $375 million, to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges and are carried on the Company’s balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized into income as the hedged item impacts earnings.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no gains or losses during the three and six months ended December 28, 2014 or December 29, 2013 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. At December 28, 2014, the Company had gains of $5.1 million accumulated in other comprehensive income, which it expects to reclassify from other comprehensive income into earnings over the next 12 months.

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

As of December 28, 2014, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$66,567	$—	$46,806
Swiss Franc	—	—	—	1,344
Euro	42,164	—	13,776	—
Korean Won	—	—	13,774	—
Taiwan Dollar	—	—	33,240	—

	$42,164	$66,567	$60,790	$48,150

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets as of December 28, 2014 and June 29, 2014 were as follows:

	December 28, 2014				June 29, 2014
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$6,867	Accrued liabilities	$2,767	Prepaid expense and other assets	$483	Accrued liabilities	$805
Interest rate contracts		2,072		—		$—		$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	31	Accrued liabilities	1,183	Prepaid expense and other assets	1,109	Accrued liabilities	118

Total derivatives		$8,970		$3,950		$1,592		$923

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in its balance sheet. As of December 28, 2014, the potential effect of netting the above derivative contracts would be an offset to assets and liabilities by $3.8 million, resulting in a net derivative asset of $5.2 million. As of June 29, 2014, the potential effect of netting the above derivative contracts was an offset to both assets and liabilities by $0.5 million, resulting in a net derivative asset of $1.1 million and net derivative liabilities of $0.5 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

	Three Months Ended December 28, 2014			Six Months Ended December 28, 2014
	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
	(in thousands)			(in thousands)
Revenue	$8,765	$4,967	$81	$11,789	$5,436	$124
Cost of goods sold	(1,264)	(1,557)	(19)	(3,287)	(1,833)	(25)
Selling, general, and administrative	(555)	(604)	(9)	(1,421)	(709)	(11)
Other expense, net	2,071	—	—	2,071	—	—

	$9,017	$2,806	$53	$9,152	$2,894	$88

	Three Months Ended December 29, 2013			Six Months Ended December 29, 2013
	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Location of Gain (Loss) Recognized in or Reclassified into Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
	(in thousands)			(in thousands)
Revenue	$3,226	$2,777	$85	$8,104	$6,159	$178
Cost of goods sold	1,262	467	(24)	1,410	1,118	(56)
Selling, general, and administrative	506	193	(9)	554	510	(24)

	$4,994	$3,437	$52	$10,068	$7,787	$98

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$1,118	$5,012	$2,086	$11,040

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

The Company’s overall portfolio of available-for-sale securities must maintain an average minimum rating of “AA-” or “Aa3” as rated by Standard and Poor’s, Moody’s Investor Services, or Fitch Ratings. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on foreign currency forward hedge contracts, forward-starting interest rate swap agreements, and structured share repurchase arrangements. These counterparties are large global financial institutions and, to date, no such counterparty has failed to meet its financial obligations to the Company.

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 28, 2014	June 29, 2014
	(in thousands)
Raw materials	$564,243	$449,623
Work-in-process	133,097	126,564
Finished goods	216,050	164,316

	$913,390	$740,503

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no significant changes in the goodwill balance during the three and six months ended December 28, 2014. Of the $1.5 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets

The following table provides the Company’s intangible assets as of December 28, 2014:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,484	$(202,065)	$413,419
Existing technology	654,633	(269,105)	385,528
Patents	32,053	(25,420)	6,633
Other intangible assets	35,691	(35,314)	377

Intangible assets subject to amortization	1,337,861	(531,904)	805,957
Development rights	9,100		9,100

Intangible assets not subject to amortization	9,100		9,100

Total intangible assets	$1,346,961	$(531,904)	$815,057

The following table provides the Company’s intangible assets as of June 29, 2014:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,618	$(169,162)	$446,456
Existing technology	643,922	(224,246)	419,676
Patents	32,253	(24,407)	7,846
Other intangible assets	35,270	(35,270)	—

Intangible assets subject to amortization	1,327,063	(453,085)	873,978
In process research and development	11,000		11,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	20,100		20,100

Total intangible assets	$1,347,163	$(453,085)	$894,078

The Company recognized $40.0 million and $40.9 million in intangible asset amortization expense during the three months ended December 28, 2014, and December 29, 2013, respectively. The Company recognized $79.2 million and $82.5 million in intangible asset amortization expense during the six months ended December 28, 2014, and December 29, 2013, respectively.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of December 28, 2014 was as follows:

Fiscal Year	Amount
2015 (6 Months)	$79,051
2016	155,657
2017	153,954
2018	152,741
2019	121,812
Thereafter	142,742

$805,957

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 28, 2014	June 29, 2014
	(in thousands)
Accrued compensation	$352,226	$311,054
Warranty reserves	79,029	68,324
Income and other taxes payable	43,278	93,934
Dividend payable	28,724	29,240
Other	134,248	101,744

	$637,505	$604,296

NOTE 8 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Interest income	$4,024	$2,828	$7,312	$5,551
Interest expense	(15,797)	(15,297)	(31,501)	(30,599)
Gains on deferred compensation plan related assets	2,593	5,360	5,009	5,397
Foreign exchange gains (losses)	(130)	125	776	(97)
Other, net	(489)	3,147	2,957	1,649

	$(9,799)	$(3,837)	$(15,447)	$(18,099)

During the six months ended December 28, 2014, the Company sold all of Peter Wolters, a wholly owned subsidiary acquired as part of the Novellus acquisition. Net pre-tax gain of $7.3 million associated with this divestiture is included in other, net in the Condensed Consolidated Statements of Operations.

NOTE 9 — INCOME TAX EXPENSE

The Company recorded an income tax expense of $2.0 million and $23.6 million for the three and six months ended December 28, 2014, respectively, which yielded an effective tax rate for the three and six months ended December 28, 2014 of approximately 1.1% and 6.9%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three and six months ended December 28, 2014 is primarily due to the geographic mix of income, the extension of the U.S. federal research and development tax credit for parts of fiscal years 2014 and 2015, and the recognition of previously unrecognized tax benefits due to lapse of statutes of limitation, offset by the tax effect of non-deductible stock-based compensation and unrecognized tax benefits due to uncertain tax positions.

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

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands, except per share data)
Numerator:
Net income	$176,940	$148,992	$318,021	$234,498

Denominator:
Basic average shares outstanding	159,248	162,305	160,467	162,603
Effect of potential dilutive securities:
Employee stock plans	3,304	2,847	3,432	2,869
Convertible notes	13,744	6,605	12,805	6,120
Warrants	750	—	378	—

Diluted average shares outstanding	177,046	171,757	177,082	171,592

Net income per share - basic	$1.11	$0.92	$1.98	$1.44

Net income per share - diluted	$1.00	$0.87	$1.80	$1.37

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Number of potential dilutive securities excluded	—	—	—	296

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

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments	Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 29, 2014	$(12,986)	$(66)		$1,557	$(17,160)	$(28,655)
Other comprehensive income before reclassifications	(14,478)	7,902		(4,740)	136	(11,180)
Losses (gains) reclassified from accumulated other comprehensive income to net income	(3,324)	(2,724	)(1)	492 (2)	—	(5,556)

Net current-period other comprehensive income	$(17,802)	$5,178		$(4,248)	$136	$(16,736)

Balance as of December 28, 2014	$(30,788)	$5,112		$(2,691)	$(17,024)	$(45,391)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $4,856 gain; cost of goods sold: $1,590 loss; and selling, general and administrative expenses: $542 loss.
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

In June 2012, with the acquisition of Novellus, the Company assumed $700.0 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.

The Company separately accounts for the liability and equity components of the Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the following table, respectively.

As of December 28, 2014 and June 29, 2014, the Notes consisted of the following:

	December 28, 2014			June 29, 2014
	2016 Notes	2018 Notes	2041 Notes (1)	2016 Notes	2018 Notes	2041 Notes (1)
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying value, long-term	$427,443	$394,732	$—	$419,561	$387,338	$—
Carrying value, current portion	—	—	518,430	—	—	516,586
Unamortized discount	22,557	55,268	181,505	30,439	62,662	183,349

Principal amount	$450,000	$450,000	$699,935	$450,000	$450,000	$699,935

Remaining amortization period (years)	1.4	3.4	26.4
Effective interest rate on liability component	4.29%	5.27%	4.28%

Carrying amount of equity component, net of tax	$76,230	$104,895	$328,109
Fair Value of Notes (Level 1)	$596,250	$645,188	$1,637,848
Conversion rate (shares of common stock per $1,000 principal amount of notes)	15.9868	15.9868	28.6901
Conversion price (per share of common stock)	$62.55	$62.55	$34.86
If-converted value in excess of par value	$132,431	$132,431	$925,839

(1)	During the quarter-ended December 28, 2014 and June 29, 2014 the market value of the Common Stock was greater than or equal to 130% of the 2041 Note conversion price for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the holder. The carrying amount of the 2041 Notes was classified in current liabilities and the excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity in the Company’s Consolidated Balance Sheets as of December 28, 2014 and June 29, 2014. Upon closure of a conversion period, all 2041 Notes not converted will be reclassified back to noncurrent liabilities and the temporary equity is reclassified to permanent equity.

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the discount on the liability component of the Notes during the three and six months ended December 28, 2014 and December 29, 2013.

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Contractual interest coupon	$6,562	$6,562	$13,124	$13,124
Amortization of interest discount	8,610	8,217	17,119	16,339
Amortization of issuance costs	590	591	1,181	1,181

Total interest cost recognized	$15,762	$15,370	$31,424	$30,644

Convertible Note Hedges and Warrants

Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company sold warrants. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 28, 2014, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

In addition, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2016 Notes and 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes and 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. The following table presents the details of the warrants and convertible note hedge arrangements as of December 28, 2014:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Number of shares to be delivered upon exercise	7,194	7,194
Exercise price	$70.81	$75.54
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018

Convertible Note Hedge:
Number of shares available from counterparties	7,194	7,194
Exercise price	$62.55	$62.55

Revolving Credit Facility

On March 12, 2014, the Company entered into a $300 million revolving unsecured credit facility with a syndicate of lenders. The facility matures on March 12, 2019. The facility includes an option, subject to certain requirements, for the Company to request an increase in the facility of up to an additional $200 million, for a potential total commitment of $500 million. Proceeds from the credit facility can be used for general corporate purposes.

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a total consolidated indebtedness to consolidated capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of December 28, 2014, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

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

The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $132.5 million in separate interest-bearing accounts, and marketable securities collateral in an aggregate of approximately $17.2 million, as security for the Company’s obligations. These amounts are recorded as restricted cash and investments in the Company’s Consolidated Balance Sheet as of December 28, 2014.

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

The Company’s contractual cash obligations with respect to operating leases, excluding the residential value guarantee discussed above, as of December 28, 2014 were as follows:

Operating Leases
(in thousands)
Payments due by period:
One year	$11,040
Two years	14,025
Three years	12,316
Four years	5,717
Five years	4,741
Over five years	14,790
Less: Sublease Income	(709)

Total	$61,920

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of December 28, 2014, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 28, 2014, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $14.3 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Balance at beginning of period	$70,452	$59,871	$69,385	$58,078
Warranties issued during the period	28,700	25,546	53,236	42,299
Settlements made during the period	(23,988)	(18,967)	(48,056)	(33,272)
Changes in liability for pre-existing warranties	3,867	963	4,466	308

Balance at end of period	$79,031	$67,413	$79,031	$67,413

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share *	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2014				$830,895
Quarter ended September 28, 2014	3,818	$296,721	$70.01	$534,174
Quarter ended December 28, 2014	869	$45,694	$77.31	$488,480

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See Collared Accelerated Share Repurchase section below for details regarding average price associated with these transactions.

In addition to shares repurchased under the Board-authorized repurchase program shown above, during the six months ended December 28, 2014, the Company acquired 409,418 shares at a total cost of $31.3 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

As part of its share repurchase program, the Company may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the six months ended December 28, 2014 included the following:

Collared Accelerated Share Repurchases

During the three months ended September 28, 2014, the Company entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, the Company made an up-front cash payment of $250 million, in exchange for an initial delivery of approximately 3.2 million shares of its Common Stock.

The number of shares to ultimately be repurchased by the Company was based generally on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provided a minimum and maximum number of shares that the Company could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. The ASR was scheduled to end at any time on or after October 8, 2014 and on or before December 8, 2014.

The counterparty designated October 9, 2014 as the termination date, at which time the Company settled the ASR. Approximately 0.3 million shares were received at final settlement, which represented a weighted-average share price of approximately $72.90 for the transaction period.

The Company accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own Common Stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of December 28, 2014, the aggregate repurchase price of $250 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements, and our ability to satisfy those requirements; our ability to address critical steps in the fabrication process; our ability to develop technologies and productivity solutions that benefit our customers, and to facilitate our customers’ ability to meet more stringent performance or design standards; customer capital spending and their demand for our products; the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditures (with respect to certain technology inflections); our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 29, 2014 (our “2014 Form 10-K”), our quarterly report on Form 10-Q for the quarter ended September 28, 2014, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and six months ended December 28, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2014 Form 10-K.

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

Our market-leading products are designed to help our customers build the smaller, faster and more power-efficient devices that are necessary to power the capabilities required by end users. The process of integrated circuits fabrication consists of a complex series of process and preparation steps, and Lam’s product offerings in deposition, etch and clean address a number of the most critical steps in the fabrication process. We leverage our expertise in semiconductor processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

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

Demand for our products was strong throughout calendar year 2014 as semiconductor device manufacturers made capacity and technology investments. Technology inflections in our industry including FinFET transistors, 3D NAND and multiple patterning, have led to an increase in the deposition, etch and clean market sizes. The capacity spending of our customers, as well as strengthened market share in these technology inflections, contributed to increased revenue in the 2014 calendar year as compared to the 2013 calendar year. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.

The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013
	(In thousands, except percentage and per share data)
Revenue	$1,232,241	$1,152,368	$1,116,061
Gross margin	$536,657	$505,539	$487,789
Gross margin as a percentage of revenue	43.6%	43.9%	43.7%
Total operating expenses	$347,916	$337,241	$323,315
Net income	$176,940	$141,081	$148,992
Diluted net income per share	$1.00	$0.80	$0.87

In the December 2014 quarter, revenue increased compared to the quarter ended September 28, 2014 (the “September 2014 quarter”), as a result of strong memory segment spending growth partially offset by a small decline in the foundry segment. Gross margin as a percent of revenue in the December 2014 quarter decreased slightly as compared to the September 2014 quarter due to changes in product mix. Operating expenses in the December 2014 quarter increased compared to the September 2014 quarter related primarily to our increased investment in R&D.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $3.0 billion as of December 28, 2014 and September 28, 2014. Cash generated by operations was approximately $161 million during the December 2014 quarter. We used cash during the December 2014 quarter to repurchase $66 million of our shares and purchase $61 million of property and equipment. Employee headcount increased as of December 28, 2014 as compared to September 28, 2014 by approximately 300 people to approximately 6,900 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013
Shipments (in millions)	$1,247	$1,111	$1,139

Taiwan	23%	21%	22%
Korea	30%	16%	24%
United States	16%	25%	9%
Japan	13%	11%	13%
China	7%	8%	21%
Southeast Asia	4%	11%	4%
Europe	7%	8%	7%

Shipments for the December 2014 quarter increased 12% compared to the September 2014 quarter and increased 9% compared to the December 2013 quarter reflecting increases in customer demand for semiconductor equipment. The percentage of total system shipments to each of the market segments we serve were as follows for the periods presented:

	Three Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013
Memory	53%	44%	64%
Foundry	32%	45%	28%
Logic/integrated device manufacturing	15%	11%	8%

Revenue

	Three Months Ended			Six Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Revenue (in millions)	$1,232	$1,152	$1,116	$2,385	$2,131

Taiwan	25%	18%	28%	22%	26%
Korea	24%	19%	19%	21%	21%
United States	18%	28%	13%	23%	13%
Japan	12%	10%	17%	11%	15%
China	8%	9%	12%	8%	10%
Southeast Asia	7%	9%	6%	8%	8%
Europe	6%	7%	5%	7%	7%

Revenue for the December 2014 quarter increased 7% compared to the September 2014 quarter, and increased 10% as compared to the December 2013 quarter, reflecting the increase in the market noted in the shipment section above. Our deferred revenue balance increased to $374 million as of December 28, 2014 compared to $357 million as of September 28, 2014. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $53 million as of December 28, 2014 and $34 million as of September 28, 2014.

Gross Margin

	Three Months Ended			Six Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands, except percentages)
Gross margin	$536,657	$505,539	$487,789	$1,042,196	$919,647
Percent of revenue	43.6%	43.9%	43.7%	43.7%	43.2%

The slight decrease in gross margin as a percentage of revenue during the December 2014 quarter as compared to the September 2014 quarter was due to a less favorable product mix.

Gross margin as a percentage of revenue during the December 2014 quarter is down slightly when compared to the December 2013 quarter primarily due to a less favorable product mix.

Research and Development

	Three Months Ended			Six Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands, except percentages)
Research and development (“R&D”)	$196,768	$188,934	$174,477	$385,702	$345,044
Percent of revenue	16.0%	16.4%	15.6%	16.2%	16.2%

We continue to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increased R&D spending as a percent of revenue from the September 2014 quarter to the December 2014 quarter reflects the continued spending on technologies for the industry inflection points. The increased total spending during the December 2014 quarter compared to the September 2014 quarter was primarily due to a $6 million increase in supplies.

The increase in R&D expenses during the December 2014 quarter compared to the same period in the prior year was primarily due to a $13 million increase in employee compensation, reflecting an increase in our product development efforts and a $4 million increase in supplies.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$151,148	$148,307	$148,838	$299,455	$304,721
Percent of revenue	12.3%	12.9%	13.3%	12.6%	14.3%

The increase in SG&A expenses during the December 2014 quarter compared to the September 2014 quarter was primarily due to a $2 million facility-related restructuring charge and a $2 million increase in outside services.

SG&A expense in the December 2014 quarter increased slightly compared to the same period in the prior year. In the December 2014 quarter, there was a $2 million facility-related restructuring charge, $2 million increase in salaries and benefits, and a $3 million increase in outside services, offset by a $3 million decrease in integration costs.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 28, 2014	September 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Interest income	$4,024	$3,288	$2,828	$7,312	$5,551
Interest expense	(15,797)	(15,704)	(15,297)	(31,501)	(30,599)
Gains on deferred compensation plan related assets	2,593	2,416	5,360	5,009	5,397
Foreign exchange gains (losses)	(130)	906	125	776	(97)
Other, net	(489)	3,446	3,147	2,957	1,649

	$(9,799)	$(5,648)	$(3,837)	$(15,447)	$(18,099)

Interest income increased in the three and the six months ended December 28, 2014, as compared to the three and six months ended December 29, 2013 as a result of higher cash and investment balances.

In the three and six months ended December 28, 2014, as compared to the three and six months ended December 29, 2013, we recognized gains on assets that are related to obligations under our deferred compensation plan, due to changes in the market value of securities in this portfolio.

Foreign exchange losses in the three months ended December 28, 2014 and foreign exchange gains both in the September 2014 quarter and the December 2014 quarter were related to un-hedged portions of the balance sheet exposures.

During the six months ended December 28, 2014, we sold substantially all of Peter Wolters, a wholly owned subsidiary acquired as part of the Novellus acquisition. Net pre-tax gain of approximately $7 million associated with this divestiture is included in Other, net. Other, net for the three and six months ended December 29, 2013 was primarily due to a gain on disposition of a private equity investment of approximately $5 million.

Income Tax Expense

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands, except percentages)
Provision for income taxes	$2,002	$11,645	$23,571	$17,285
Effective tax rate	1.1%	7.2%	6.9%	6.9%

The change in the effective tax rate for the three months ended December 28, 2014 compared to the three months ended December 29, 2013 was primarily due to the change in level of income, the retroactive extension of the U.S. federal research and development tax credit for part of fiscal year 2014.

The effective tax rate for the six months ended December 28, 2014 remains consistent compared to the six months ended December 29, 2013.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 10 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

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

Recent Accounting Pronouncements

In July 2013, the FASB released Accounting Standards Update 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The new standard requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under the tax law. We adopted this standard during the fiscal year without significant impact on our financial position, results of operations, or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 28, 2014, we had $3.0 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (total cash and investments) compared to $3.2 billion as of June 29, 2014. Approximately $2.4 billion and $2.2 billion of our total cash and investments as of December 28, 2014 and June 29, 2014, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities

Net cash provided by operating activities of $302 million during the six months ended December 28, 2014 consisted of (in millions):

Net income	$318
Non-cash charges:
Depreciation and amortization	137
Equity-based compensation	63
Amortization of convertible note discount	17
Deferred income taxes	7
Changes in operating asset and liability accounts	(239)
Other	(1)

$302

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $144.2 million, inventories of $173.0 million and prepaid expense and other assets of $43.6 million, partially offset by sources of cash resulting from increases in trade accounts payable, accrued liabilities and deferred profit of $72.8 million, $30.2 million, and $18.8 million, respectively.

Cash Flows from Investing Activities

Net cash used for investing activities during the six months ended December 28, 2014 was $371.0 million, primarily consisting of capital expenditures of $103.2 million and net purchases of available-for-sale securities of $311.9 million, off-set by net proceeds on sale of business of $41.2 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the six months ended December 28, 2014 was $396.6 million, primarily consisting of $374.0 million in treasury stock repurchases and $58.6 million of dividends paid, partially offset by net proceeds from issuance of Common Stock related to employee equity-based plans of $25.8 million.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments at December 28, 2014, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2014 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 29, 2014. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 28, 2014. Actual results may differ materially.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 28, 2014 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 28, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
				(in thousands)
Time Deposits	$132,549	$132,549	$132,549	$132,549	$132,549	$132,549	$132,549
Municipal Notes and Bonds	251,864	251,824	251,591	250,684	249,497	248,310	247,124
US Treasury & Agencies	296,643	296,540	295,298	293,293	291,003	288,712	286,422
Government-Sponsored Enterprises	58,854	58,844	58,693	58,377	58,036	57,693	57,350
Foreign Government Bond	45,591	45,555	45,246	44,874	44,503	44,131	43,760
Corporate Notes and Bonds	1,142,867	1,138,550	1,131,835	1,124,383	1,116,919	1,109,458	1,101,998
Mortgage Backed Securities - Residential	17,554	17,487	17,409	17,327	17,236	17,147	17,057
Mortgage Backed Securities - Commercial	132,281	131,796	131,240	130,615	129,982	129,349	128,716

Total	$2,078,203	$2,073,145	$2,063,861	$2,052,102	$2,039,725	$2,027,349	$2,014,976

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

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of December 28, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share

As a result of the issuance of our 2016 and 2018 convertible notes and the assumption of the 2041 convertible notes in connection with our acquisition of Novellus Systems, Inc. (collectively the “Notes”), we have a greater amount of debt than we have maintained in the past. Furthermore, in March 2014, we entered into an unsecured credit agreement providing us with the ability to borrow up to $300 million (and, under certain circumstances, to increase such availability to $500 million). We may, in the future, decide to borrow amounts under this facility, or to enter into additional debt arrangements.

In addition, we have entered, and in the future may enter, into derivative instrument arrangements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. We could be exposed to losses in the event of nonperformance by the counterparties to our derivative instruments.

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

Conversion of our Notes may cause dilution to our stockholders and to our earnings per share. The number of shares of our Common Stock into which the Notes are convertible may be adjusted from time to time, including increases in such rates as a result of dividends that we pay to our stockholders. Upon conversion of any Notes, we will deliver cash in the amount of the principal amount of the Notes and, with respect to any excess conversion value greater than the principal amount of the Notes, shares of our Common Stock, which would result in dilution to our stockholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes or through share repurchases. Prior to the maturity of the Notes, if the price of our Common Stock exceeds the conversion price, U.S. generally accepted accounting principles require that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our Common Stock could also be affected by sales of our Common Stock by investors who view the Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Notes.

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

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products. System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $8 million per system, and our revenues in any given quarter are dependent upon customer acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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

Strategic Alliances and Customer Consolidation May Have Negative Effects on Our Business

Increasingly, semiconductor manufacturing companies are entering into strategic alliances or consolidating with one another to expedite the development of processes and other manufacturing technologies and/or achieve economies of scale. The outcomes of such an alliance can be the definition of a particular tool set for a certain function and/or the standardization of a series of process steps that use a specific set of manufacturing equipment; while the outcomes of consolidation can lead to an overall reduction in the market for semiconductor manufacturing equipment as customers’ operations achieve economies of scale and/or increased purchasing power based on their higher volumes. In certain instances, this could work to our disadvantage if a competitor’s tools or equipment become the standard equipment for such functions or processes. Some semiconductor manufacturing companies are also consolidating. Additional outcomes of such consolidation may include our customers re-evaluating their future supplier relationships to consider other competitors’ products and/or gaining additional influence over the pricing of products and the control of intellectual property.

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

We believe that to remain competitive we must devote significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process R&D. Certain of our competitors, including those that are created and financially backed by foreign governments, have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer service and support resources than we do and therefore have the potential to offer customers a more comprehensive array of products and to therefore achieve additional relative success in the semiconductor equipment industry. These competitors may deeply discount or give away products similar to those that we sell, challenging or even exceeding our ability to make similar accommodations and threatening our ability to sell those products. We also face competition from our own customers, who in some instances have established affiliated entities that manufacture equipment similar to ours. For these reasons, we may fail to continue to compete successfully worldwide.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 77% of total revenue for the six months ended December 28, 2014, 86% of total revenue in fiscal year 2014, and 80% of total revenue in fiscal year 2013. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

We Rely Upon Certain Critical Information Systems for the Operation of Our Business

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned and maintained by us, our outsourced providers or third parties such as vendors and contractors. Many of these information systems and outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). All of these information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. Confidential and/or sensitive information stored on these information systems or transmitted to or from cloud storage could be intentionally or unintentionally compromised, lost and/or stolen. While we have implemented security procedures, such as virus protection software and emergency recovery processes, to mitigate the outlined risks with respect to information systems that are under our control, they cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time, or unauthorized releases of confidential information, could unfavorably impact the timely and efficient operation of our business.

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

We Are Exposed to Various Risks from Our Regulatory Environment

We are subject to various risks related to (i) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries that we operate; (ii) disagreements or disputes between national or regional regulatory agencies related to international trade; and (iii) the interpretation and application of laws, rules and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, and antitrust regulations, among others. Each of these laws, rules and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention associated with compliance, and may present risks to our business, including potential fines, restrictions on our actions, and reputational damage if we are unable to fully comply. For example, financial reform legislation and the regulations enacted under such legislation have also added costs to our business by, among other things, requiring advisory votes on executive compensation and on severance packages upon a change in control.

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

There Can Be No Assurance That We Will Continue To Declare Cash Dividends Or Repurchase Our Shares At All Or In Any Particular Amounts.

Our Board of Directors has declared quarterly dividends since April 2014. Our intent to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and, in the case of dividends, periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends and share repurchases may also be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; and changes to our business model. Our dividend payments and share repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchase activity could have a negative effect on our stock price.

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

As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds. Such arrangements entered into or settled during the six months ended December 28, 2014 included the following:

Collared Accelerated Share Repurchases

During the three months ended September 28, 2014, we entered into a collared accelerated share repurchase (“ASR”) transaction under a master repurchase arrangement. Under the ASR, we made an up-front cash payment of $250 million, in exchange for an initial delivery of approximately 3.2 million shares of our Common Stock.

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

We accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to our Common Stock and classified in stockholders’ equity. As such, we accounted for the shares that we received under the ASR as a repurchase of our Common Stock for the purpose of calculating earnings per common share. We determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of December 28, 2014, the aggregate repurchase price of $250 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 29, 2014				830,895
Quarter ended September 28, 2014	3,938	70	3,818	534,174
September 29, 2014 - October 26, 2014	437	$70.06	432	523,399
October 27, 2014 - November 23, 2014	377	$79.16	182	509,135
November 24, 2014 - December 28, 2014	344	$80.63	255	488,480

Total	1,158	$78.10	869

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See Collared Accelerated Share Repurchases section above for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under the Board-authorized repurchase program (as described above), included in this column are 409,418 shares acquired at a total cost of $31.3 million, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: February 3, 2015	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)*	Employment Agreement with Martin B. Anstice, dated January 13, 2015

10.2(1)*	Employment Agreement with Timothy M. Archer, dated January 13, 2015

10.3(1)*	Employment Agreement with Douglas R. Bettinger, dated January 13, 2015

10.4(1)*	Employment Agreement with Richard A. Gottscho, dated January 13, 2015

10.5(1)*	Form of Change in Control Agreement

10.6	Chairman’s Agreement

10.7	Form of Confidentiality Agreement for Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2015
*	Indicates management contract or compensatory plan or arrangement in which the executive officers of the Company are eligible to participate