Form 10-Q
period 2015-03-29
LAM RESEARCH CORP
filed 2015-04-30
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

or

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

As of April 27, 2015, the Registrant had 158,325,352 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 29, 2015	June 29, 2014
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,635,636	$1,452,677
Short-term investments	2,313,495	1,612,967
Accounts receivable, less allowance for doubtful accounts of $4,943 as of March 29, 2015 and $4,962 as of June 29, 2014	1,046,800	800,616
Inventories	919,679	740,503
Prepaid expenses and other current assets	145,357	176,899

Total current assets	6,060,967	4,783,662
Property and equipment, net	579,824	543,496
Restricted cash and investments	164,300	146,492
Goodwill	1,466,319	1,466,225
Intangible assets, net	776,658	894,078
Other assets	190,473	159,353

Total assets	$9,238,541	$7,993,306

LIABILITIES AND STOCKHOLDERS’ EQUITY

Trade accounts payable	$322,160	$223,515
Accrued expenses and other current liabilities	588,866	604,296
Deferred profit	303,284	235,923
Current portion of long-term debt, convertible notes, and capital leases	520,686	518,267

Total current liabilities	1,734,996	1,582,001
Long-term debt, convertible notes, and capital leases	1,831,094	817,202
Income taxes payable	205,536	258,357
Other long-term liabilities	189,291	122,662

Total liabilities	3,960,917	2,780,222

Commitments and contingencies

Senior convertible notes	180,569	183,349

Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares; none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 158,485 shares as of March 29, 2015 and 162,350 shares as of June 29, 2014	158	162
Additional paid-in capital	5,380,309	5,239,567
Treasury stock, at cost; 98,849 shares as of March 29, 2015 and 92,867 shares as of June 29, 2014	(4,233,394)	(3,757,076)
Accumulated other comprehensive loss	(63,240)	(28,655)
Retained earnings	4,013,222	3,575,737

Total stockholders’ equity	5,097,055	5,029,735

Total liabilities and stockholders’ equity	$9,238,541	$7,993,306

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Revenue	$1,393,333	$1,227,392	$3,777,942	$3,358,512
Cost of goods sold	792,731	696,594	2,135,144	1,908,067

Gross margin	600,602	530,798	1,642,798	1,450,445
Research and development	217,865	185,978	603,567	531,022
Selling, general and administrative	142,772	152,883	442,227	457,604

Total operating expenses	360,637	338,861	1,045,794	988,626

Operating income	239,965	191,937	597,004	461,819
Other expense, net	(11,389)	(9,855)	(26,836)	(27,954)

Income before income taxes	228,576	182,082	570,168	433,865
Income tax expense	22,291	17,686	45,862	34,971

Net income	$206,285	$164,396	$524,306	$398,894

Net income per share:
Basic	$1.30	$1.01	$3.28	$2.46

Diluted	$1.16	$0.96	$2.96	$2.33

Number of shares used in per share calculations:
Basic	158,992	162,238	159,975	161,904

Diluted	177,531	171,636	177,231	171,051

Cash dividend declared per common share	$0.18	$—	$0.54	$—

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net income	$206,285	$164,396	$524,306	$398,894

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(12,734)	(8,160)	(30,536)	1,680
Cash flow hedges:
Net unrealized gains (losses) during the period	(7,417)	(205)	485	8,632
Net losses reclassified into earnings	(1,218)	(3,248)	(3,942)	(10,066)

	(8,635)	(3,453)	(3,457)	(1,434)
Available-for-sale investments:
Net unrealized (losses) gains during the period	4,186	(111)	(554)	962
Net gains (losses) reclassified into earnings	(799)	25	(307)	(120)

	3,387	(86)	(861)	842
Defined benefit plan, net change in unrealized component	133	149	269	534

Other comprehensive (loss) income, net of tax	(17,849)	(11,550)	(34,585)	1,622

Comprehensive income	$188,436	$152,846	$489,721	$400,516

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$524,306	$398,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,743	221,139
Deferred income taxes	8,245	11,641
Impairment of long-lived asset	—	11,632
Equity-based compensation expense	95,620	70,615
Income tax benefit on equity-based compensation plans	13,440	—
Excess tax benefit on equity-based compensation plans	(13,207)	—
Gain on sale of business	(7,431)	—
Amortization of convertible note discount	25,867	24,652
Other, net	9,035	4,428
Changes in operating assets and liabilities	(370,181)	(271,843)

Net cash provided by operating activities	493,437	471,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(135,132)	(103,739)
Cash paid for business acquisition	(1,137)	(18,388)
Purchases of available-for-sale securities	(2,156,852)	(823,932)
Sales and maturities of available-for-sale securities	1,485,491	695,001
Purchases of other investments	(2,500)	—
Repayment of notes receivable	3,978	10,000
Proceeds from sale of assets	—	21,635
Proceeds from sale of business	41,212	—
(Uses of) transfer to restricted cash and investments	(700)	28,722

Net cash used for investing activities	(765,640)	(190,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(900)	(919)
Proceeds from issuance of long-term debt, net issuance costs	991,880	—
Excess tax benefit (expense) on equity-based compensation plans	13,207	(296)
Treasury stock purchases	(498,901)	(204,610)
Dividends paid	(87,345)	—
Reissuances of treasury stock related to employee stock purchase plan	31,853	28,329
Proceeds from issuance of common stock	16,235	26,134

Net cash provided by (used for) financing activities	466,029	(151,362)

Effect of exchange rate changes on cash	(10,867)	733
Net increase in cash and cash equivalents	182,959	129,828
Cash and cash equivalents at beginning of period	1,452,677	1,162,473

Cash and cash equivalents at end of period	$1,635,636	$1,292,301

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2015

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

The consolidated financial statements include the accounts of Lam Research and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 28, 2015 and includes 52 weeks. The quarters ended March 29, 2015 (the “March 2015 quarter”) and March 30, 2014 (the “March 2014 quarter”) included 13 weeks.

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

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method, and is in the process of determining the impact that the new standard will have on its consolidated financial statements.

In April 2015, the FASB released Accounting Standards Update 2015-3 “Interest – Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt this standard starting in the first quarter of fiscal year 2017. The Company anticipates that upon adoption of the standard, approximately $3.0 million of unrecognized debt issuance costs will be reclassified from non-current assets into non-current liabilities in our consolidated balance sheet.

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options and restricted stock units (“RSUs”), of Lam Research common stock (“Common Stock”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s options and RSU awards typically vest over a period of three years or less, although awards assumed in connection with the acquisition of Novellus Systems, Inc. (“Novellus”), have vesting terms up to four years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Equity-based compensation expense	$32,948	$24,334	$95,620	$70,615
Income tax benefit related to equity-based compensation expense	$5,705	$4,112	$16,545	$11,710

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan, as amended and 2011 Stock Incentive Plan, as amended (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted-Average Fair Market Value at Grant
June 29, 2014	1,331,886	$32.20	5,635,469	$45.83
Granted	76,659	$80.60	1,713,990	$79.74
Exercised	(513,913)	$31.61	N/A	N/A
Cancelled	(7,452)	$29.86	(136,375)	$49.02
Vested restricted stock	N/A	N/A	(1,603,237)	$41.23

March 29, 2015	887,180	$36.74	5,609,847	$57.43

As of March 29, 2015, there was $3.4 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 2.3 years. As of March 29, 2015, there was $228.3 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 2.2 years.

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

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the three and nine months ended March 29, 2015 and March 30, 2014:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Expected term (years)	0.51	0.51	0.68	0.68
Expected stock price volatility	30.47%	28.89%	27.62%	30.24%
Risk-free interest rate	0.11%	0.09%	0.07%	0.07%
Dividend Yield	0.51%	N/A	1.15%	N/A

As of March 29, 2015, there was $6.2 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately five months.

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

The Company’s primary financial instruments include its cash, cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and derivative instruments. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 8 for additional information regarding the fair value of the Company’s convertible notes.

The following table sets forth the Company’s cash, cash equivalents, short-term investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 29, 2015 and June 29, 2014:

	March 29, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$426,726	$—	$—	$426,726	$420,195	$—	$6,531	$—
Level 1:
Time Deposit	132,549	—	—	132,549	—	—	132,549	—
Money Market Funds	1,215,441	—	—	1,215,441	1,215,441	—	—	—
US Treasury and Agencies	324,199	398	(42)	324,555	—	299,335	25,220	—
Mutual Funds	36,034	4,430	(5)	40,459	—	—	—	40,459

Level 1 Total	$1,708,223	$4,828	$(47)	$1,713,004	$1,215,441	$299,335	$157,769	$40,459

Level 2:
Municipal Notes and Bonds	479,943	716	(51)	480,608	—	480,608	—	—
Government-Sponsored Enterprises	77,613	27	(38)	77,602	—	77,602	—	—
Foreign Government Bonds	56,892	72	(39)	56,925	—	56,925	—	—
Corporate Notes and Bonds	1,228,757	1,550	(973)	1,229,334	—	1,229,334	—	—
Mortgage Backed Securities - Residential	28,538	93	(144)	28,487	—	28,487	—	—
Mortgage Backed Securities - Commercial	141,885	39	(720)	141,204	—	141,204	—	—

Level 2 Total	$2,013,628	$2,497	$(1,965)	$2,014,160	$—	$2,014,160	$—	$—

Total	$4,148,577	$7,325	$(2,012)	$4,153,890	$1,635,636	$2,313,495	$164,300	$40,459

	June 29, 2014
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$285,031	$—	$—	$285,031	$279,126	$—	$5,905	—
Level 1:
Time Deposit	132,549	—	—	132,549	—	—	132,549	—
Money Market Funds	1,168,261	—	—	1,168,261	1,168,261	—	—	—
US Treasury and Agencies	212,436	178	(27)	212,587	—	204,549	8,038	—
Mutual Funds	18,784	2,974	—	21,758	—	—	—	21,758

Level 1 Total	$1,532,030	$3,152	$(27)	$1,535,155	$1,168,261	$204,549	$140,587	$21,758

Level 2:
Municipal Notes and Bonds	334,329	1,108	(4)	335,433	5,290	330,143	—	—
Government-Sponsored Enterprises	27,666	41	(15)	27,692	—	27,692	—	—
Foreign Government Bonds	35,438	57	(28)	35,467	—	35,467	—	—
Corporate Notes and Bonds	874,540	2,034	(335)	876,239	—	876,239	—	—
Mortgage Backed Securities - Residential	27,067	59	(182)	26,944	—	26,944	—	—
Mortgage Backed Securities - Commercial	112,642	100	(809)	111,933	—	111,933	—	—

Level 2 Total	$1,411,682	$3,399	$(1,373)	$1,413,708	$5,290	$1,408,418	$—	$—

Total	$3,228,743	$6,551	$(1,400)	$3,233,894	$1,452,677	$1,612,967	$146,492	$21,758

        The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three or nine months ended March 29, 2015 or March 30, 2014. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $1.0 million and $(0.4) million, respectively, in the three months ended March 29, 2015 and $0.4 million and $(0.7) million, respectively, in the three months ended March 30, 2014. Gross realized gains and gross realized (losses) from sales of investments were approximately $1.9 million and $(1.4) million, respectively, in the nine months ended March 29, 2015 and $0.8 million and $(1.7) million, respectively, in the nine months ended March 30, 2014.

The following is an analysis of the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments in unrealized loss positions:

	March 29, 2015
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater
					Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$75,497	$(51)	$—	$—	$75,497	$(51)
US Treasury & Agencies	189,671	(42)	—	—	189,671	(42)
Retail Funds	3,711	(5)	—	—	3,711	(5)
Government-Sponsored Enterprises	50,215	(38)	—	—	50,215	(38)
Foreign Government Bonds	29,721	(39)	—	—	29,721	(39)
Corporate Notes and Bonds	553,071	(963)	2,709	(10)	555,780	(973)
Mortgage Backed Securities - Residential	13,130	(52)	2,347	(92)	15,477	(144)
Mortgage Backed Securities - Commercial	100,667	(433)	22,619	(287)	123,286	(720)

	$1,015,683	$(1,623)	$27,675	$(389)	$1,043,358	$(2,012)

The amortized cost and fair value of cash equivalents, short-term investments and restricted investments with contractual maturities are as follows as of March 29, 2015:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,596,931	$1,597,205
Due after one year through five years	1,724,707	1,726,108
Due in more than five years	364,179	363,392

	$3,685,817	$3,686,705

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

In addition, during the nine months ended March 29, 2015, the Company entered into and settled a series of forward-starting interest rate swap agreements, with a total notional value of $375 million, to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt during the three months ended March 29, 2015. The effective portion of the contracts’ loss is included in accumulated other comprehensive (loss) and will amortize into income as the hedged item impacts earnings.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three and nine months ended March 29, 2015 or March 30, 2014 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of March 29, 2015, the Company had losses of $3.5 million accumulated in other comprehensive income, net of tax, including, $0.3 million related to foreign exchange which it expects to reclassify from other comprehensive income into earnings over the next 12 months and $3.2 million related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 10 years.

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

As of March 29, 2015, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese Yen	$—	$59,529	$—	$26,451
Swiss Franc	—	—	—	2,104
Euro	32,149	—	1,804	—
Korean Won	—	—	22,178	—
Singapore Dollar	—	—	4,671	—
Taiwan Dollar	—	—	33,239	11,162

	$32,149	$59,529	$61,892	$39,717

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets as of March 29, 2015 and June 29, 2014 were as follows:

	March 29, 2015				June 29, 2014
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$5,711	Accrued liabilities	$4,391	Prepaid expense and other assets	$483	Accrued liabilities	$805
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	54	Accrued liabilities	1,458	Prepaid expense and other assets	1,109	Accrued liabilities	118

Total derivatives		$5,765		$5,849		$1,592		$923

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 29, 2015, the potential effect of netting the above derivative contracts would be an offset to assets and liabilities by $5.3 million, resulting in a net derivative asset of $0.5 million and net derivative liability of $0.6 million. As of June 29, 2014, the potential effect of netting the above derivative contracts was an offset to both assets and liabilities by $0.5 million, resulting in a net derivative asset of $1.1 million and net derivative liabilities of $0.5 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended March 29, 2015			Nine Months Ended March 29, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)			(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$1,981	$3,165	$68	$13,770	$8,601	$192
Foreign Exchange Contracts	Cost of goods sold	(3,965)	(984)	(25)	(7,252)	(2,818)	(50)
Foreign Exchange Contracts	Selling, general, and administrative	(1,669)	(1,039)	(15)	(3,090)	(1,747)	(26)
Interest Rate Contracts	Other expense, net	(7,142)	19	231	(5,071)	19	231

		$(10,795)	$1,161	$259	$(1,643)	$4,055	$347

		Three Months Ended March 30, 2014			Nine Months Ended March 30, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)			(in thousands)
Derivatives Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$(621)	$2,787	$54	$7,483	$8,947	$232
Foreign Exchange Contracts	Cost of goods sold	307	646	(10)	1,717	1,764	(66)
Foreign Exchange Contracts	Selling, general, and administrative	112	291	(5)	667	800	(29)

		$(202)	$3,724	$39	$9,867	$11,511	$137

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	Location of Gain (Loss) Recognized in Income	Loss Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Derivatives Not Designated as Hedging Instruments:
Foreign Exchange Contracts	Other income	$(908)	$(6,527)	$1,178	$4,512

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

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 29, 2015	June 29, 2014
	(in thousands)
Raw materials	$578,304	$449,623
Work-in-process	136,274	126,564
Finished goods	205,101	164,316

	$919,679	$740,503

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of Goodwill is approximately $1.5 billion as of March 29, 2015 and June 29, 2014. Of the $1.5 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets

The following table provides the Company’s intangible assets as of March 29, 2015:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,377	$(218,505)	$396,872
Existing technology	654,385	(291,705)	362,680
Patents	33,553	(25,899)	7,654
Other intangible assets	35,691	(35,339)	352

Intangible assets subject to amortization	1,339,006	(571,448)	767,558
Development rights	9,100		9,100

Intangible assets not subject to amortization	9,100		9,100

Total intangible assets	$1,348,106	$(571,448)	$776,658

The following table provides the Company’s intangible assets as of June 29, 2014:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,618	$(169,162)	$446,456
Existing technology	643,922	(224,246)	419,676
Patents	32,253	(24,407)	7,846
Other intangible assets	35,270	(35,270)	—

Intangible assets subject to amortization	1,327,063	(453,085)	873,978
In process research and development	11,000		11,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	20,100		20,100

Total intangible assets	$1,347,163	$(453,085)	$894,078

The Company recognized $39.6 million and $40.4 million in intangible asset amortization expense during the three months ended March 29, 2015 and March 30, 2014, respectively. The Company recognized $118.8 million and $122.9 million in intangible asset amortization expense during the nine months ended March 29, 2015 and March 30, 2014, respectively.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of March 29, 2015 was as follows:

Fiscal Year	Amount
2015 (3 Months)	$39,235
2016	156,033
2017	154,130
2018	152,918
2019	121,988
Thereafter	143,254

$767,558

NOTE 7 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 29, 2015	June 29, 2014
	(in thousands)
Accrued compensation	$262,900	$311,054
Warranty reserves	87,395	68,324
Income and other taxes payable	10,354	93,934
Trade date payable, short-term investments	57,305	—
Dividend payable	28,714	29,240
Other	142,198	101,744

	$588,866	$604,296

NOTE 8 — LONG-TERM DEBT AND OTHER BORROWINGS

Convertible Senior Notes

In May 2011, the Company issued and sold $450 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The Company pays cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, on a semi-annual basis on May 15 and November 15 of each year.

In June 2012, with the acquisition of Novellus, the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Convertible Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year on the 2041 Notes. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.

The Company separately accounts for the liability and equity components of the Convertible Notes. The initial debt components of the 2016 Notes, the 2018 Notes, and the 2041 Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the following table, respectively.

As of March 29, 2015 and June 29, 2014, the Convertible Notes consisted of the following:

	March 29, 2015			June 29, 2014
	2016 Notes	2018 Notes	2041 Notes(1)	2016 Notes	2018 Notes	2041 Notes(1)
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying value, long-term	$431,447	$398,502	$—	$419,561	$387,338	$—
Carrying value, current portion	—	—	519,366	—	—	516,586
Unamortized discount	18,553	51,498	180,569	30,439	62,662	183,349

Principal amount	$450,000	$450,000	$699,935	$450,000	$450,000	$699,935

Remaining amortization period (years)	1.1	3.1	26.1
Effective interest rate on liability component	4.29%	5.27%	4.28%
Carrying amount of equity component, net of tax	$76,230	$104,895	$328,109
Fair Value of Notes (Level 2)	$548,825	$586,350	$1,470,612
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.0228	16.0228	28.7547
Conversion price (per share of common stock)	$62.41	$62.41	$34.78
If-converted value in excess of par value	$69,426	$69,426	$749,973

(1)	During the quarter-ended March 29, 2015 and June 29, 2014, the market value of the Company’s Common Stock was greater than or equal to 130% of the 2041 Note conversion price for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the holder. The carrying amount of the 2041 Notes was classified in current liabilities and the excess of the amount of cash payable, if converted, over the carrying amount of the 2041 Notes was classified as temporary equity on the Company’s Consolidated Balance Sheets as of March 29, 2015 and June 29, 2014. Upon closure of a conversion period, all 2041 Notes not converted will be reclassified back to noncurrent liabilities and the temporary equity will be reclassified to permanent equity.

Convertible Note Hedges and Warrants

Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company sold warrants. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 29, 2015, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

In addition, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2016 Notes and 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 and 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes and 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock. The following table presents the details of the warrants and convertible note hedge arrangements as of March 29, 2015:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Number of shares to be delivered upon exercise	7,210	7,210
Exercise price	$70.65	$75.37
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	7,210	7,210
Exercise price	$62.41	$62.41

Senior Notes

On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March 2025 (the “2025 Notes” and, together with the 2020 Notes, the “Senior Notes”). The Company will pay interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year, beginning September 15, 2015.

The Company may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect of the Senior Notes and accrued and unpaid interest before February 15, 2020, for the 2020 Notes and before December 15, 2024, for the 2025 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020 for the 2020 Notes and on or after December 24, 2024 for the 2025 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest.

As of March 29, 2015 the Senior Notes consisted of the following:

	March 29, 2015
	2020 Notes	2025 Notes
	(in thousands, except years)
Carrying value, long-term	$497,200	$496,553
Unamortized discount	2,800	3,447

Principal amount	$500,000	$500,000

Remaining amortization period (years)	5.0	10.0
Fair Value of Notes (Level 2)	$503,160	$501,700

Interest Cost

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes and the Convertible Notes during the three and nine months ended March 29, 2015 and March 30, 2014.

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Contractual interest coupon	$8,200	$6,562	$21,324	$19,686
Amortization of discount	8,749	8,313	25,868	24,652
Amortization of issuance costs	603	591	1,784	1,772
Amortization of interest rate contracts	19	—	19	—

Total interest cost recognized	$17,571	$15,466	$48,995	$46,110

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

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a total consolidated indebtedness to consolidated capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of March 29, 2015, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

NOTE 9 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Interest income	$5,100	$3,110	$12,412	$8,661
Interest expense	(17,628)	(15,621)	(49,129)	(46,220)
Gains on deferred compensation plan related assets	2,816	3,137	7,825	8,534
Foreign exchange gains (losses)	1,562	(85)	2,338	(181)
Other, net	(3,239)	(396)	(282)	1,252

	$(11,389)	$(9,855)	$(26,836)	$(27,954)

During the nine months ended March 29, 2015, the Company sold all of Peter Wolters, a wholly owned subsidiary acquired as part of the Novellus acquisition. Net pre-tax gain of $7.3 million associated with this divestiture is included in Other, net in the Condensed Consolidated Statements of Operations.

NOTE 10 — INCOME TAX EXPENSE

The Company recorded an income tax expense of $22.3 million and $45.9 million for the three and nine months ended March 29, 2015, respectively, which yielded an effective tax rate for the three and nine months ended March 29, 2015 of approximately 9.8% and 8.0%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three and nine months ended March 29, 2015 is primarily due to the geographic mix of income, U.S. Research and Development credit, the true-up of the prior year federal tax return, and the recognition of previously unrecognized tax benefits due to lapse of statutes of limitation, offset by the tax effect of non-deductible stock-based compensation and unrecognized tax benefits due to uncertain tax positions.

NOTE 11 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, RSUs, and convertible notes. Dilutive shares outstanding include the effect of the 2016, 2018, and 2041 Notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except per share data)
Numerator:
Net income	$206,285	$164,396	$524,306	$398,894

Denominator:
Basic average shares outstanding	158,992	162,238	159,975	161,904
Effect of potential dilutive securities:
Employee stock plans	3,058	2,641	3,307	2,810
Convertible notes	14,351	6,757	13,321	6,337
Warrants	1,130	—	628	—

Diluted average shares outstanding	177,531	171,636	177,231	171,051

Net income per share - basic	$1.30	$1.01	$3.28	$2.46

Net income per share - diluted	$1.16	$0.96	$2.96	$2.33

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Number of potential dilutive securities excluded	324	75	154	85

Diluted shares outstanding do not include any effect resulting from the note hedges associated with the Company’s 2016 or 2018 Notes as their impact would have been anti-dilutive.

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 29, 2014	$(12,986)	$(66)		$1,557		$(17,160)	$(28,655)
Other comprehensive income before reclassifications	(26,801)	485		(554)		269	(26,601)
Gains reclassified from accumulated other comprehensive income to net income	(3,735)	(3,942	)(1)	(307	)(2)	—	(7,984)

Net current-period other comprehensive income	$(30,536)	$(3,457)		$(861)		$269	$(34,585)

Balance as of March 29, 2015	$(43,522)	$(3,523)		$696		$(16,891)	$(63,240)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $7,670 gain, cost of goods sold: $2,396 loss, selling, general and administrative expenses: $1,321 loss, and other expense, net: $11 loss.
(2)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Operating Leases and Related Guarantees

The Company leases certain of its administrative, research and development (“R&D”) and manufacturing facilities, regional sales/service offices, and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation.

The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $132.5 million in separate interest-bearing accounts, and marketable securities collateral in an aggregate of approximately $25.2 million, as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of March 29, 2015.

During the term of the Operating Leases and when the terms of the Operating Leases expire, the property subject to those Operating Leases may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than approximately $191.2 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $220 million, in the aggregate.

The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantee discussed above, as of March 29, 2015 were as follows:

Operating Leases
Payments due by period:	(in thousands)
One year	$8,588
Two years	14,411
Three years	12,700
Four years	5,966
Five years	5,169
Over five years	15,056
Less: Sublease Income	(1,316)

Total	$60,574

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that may limit its exposure to such indemnifications. As of March 29, 2015, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 29, 2015, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $15.9 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Balance at beginning of period	$79,031	$67,413	$69,385	$58,078
Warranties issued during the period	33,440	25,106	86,676	67,405
Settlements made during the period	(26,596)	(19,686)	(74,652)	(52,958)
Changes in liability for pre-existing warranties	1,519	(258)	5,985	50

Balance at end of period	$87,394	$72,575	$87,394	$72,575

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2014				$830,895
Quarter ended September 28, 2014	3,818	$296,721	$70.01	$534,174
Quarter ended December 28, 2014	869	$45,694	$77.31	$488,480
Quarter ended March 29, 2015	1,434	$112,477	$78.45	$376,002

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See section below for details regarding average price associated with these transactions.

In addition to shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 115,785 shares at a total cost of $9.3 million, during the three months ended March 29, 2015; and 525,203 shares at a total cost of $40.6 million, during the nine months ended March 29, 2015, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

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

The Company accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to the Company’s own Common Stock and classified in stockholders’ equity. As such, the Company accounted for the shares that it received under the ASR as a repurchase of its Common Stock for the purpose of calculating earnings per common share. The Company has determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of March 29, 2015, the aggregate repurchase price of $250 million was reflected as Treasury stock, at cost, in the Consolidated Balance Sheet.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements, and our ability to satisfy those requirements; our ability to address critical steps in the fabrication process; our ability to develop technologies and productivity solutions that benefit our customers, and to facilitate our customers’ ability to meet more stringent performance or design standards; customer capital spending and their demand for our products; the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditures (with respect to certain technology inflections); our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 29, 2014 (our “2014 Form 10-K”), our quarterly report on Form 10-Q for the quarters ended December 28, 2014 and September 28, 2014, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three and nine months ended March 29, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2014 Form 10-K.

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

EXECUTIVE SUMMARY

Lam Research has been an innovative supplier of wafer fabrication equipment and services to the semiconductor industry for more than 35 years. Our customers include semiconductor manufacturers that make memory, microprocessors, and other logic integrated circuits for a wide range of electronics; including cell phones, computers, storage devices and networking equipment.

Our market-leading products are designed to help our customers build the smaller, faster, and more power-efficient devices that are necessary to power the capabilities required by end users. The process of integrated circuits fabrication consists of a complex series of process and preparation steps, and Lam’s product offerings in deposition, etch, and clean address a number of the most critical steps in the fabrication process. We leverage our expertise in semiconductor processing to develop technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

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

Demand for our products was strong in the first quarter of 2015 as semiconductor device manufacturers made capacity and technology investments. We expect growth in the wafer fabrication equipment market in calendar year 2015 related to leading edge investments by our customers and continued growth in mobile and enterprise spending. Technology inflections in our industry, including FinFET transistors, 3D NAND and multiple patterning, have led to an increase in the deposition, etch and clean market sizes. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.

The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014
	(In thousands, except percentage and per share data)
Revenue	$1,393,333	$1,232,241	$1,227,392
Gross margin	$600,602	$536,657	$530,798
Gross margin as a percentage of revenue	43.1%	43.6%	43.2%
Total operating expenses	$360,637	$347,916	$338,861
Net income	$206,285	$176,940	$164,396
Diluted net income per share	$1.16	$1.00	$0.96

In the March 2015 quarter, revenue increased compared to the quarter ended December 28, 2014 (the “December 2014 quarter”), primarily as a result of strong memory customers’ spending growth. Gross margin as a percent of revenue in the March 2015 quarter decreased slightly as compared to the December 2014 quarter due to changes in customer concentration and product mix. Operating expenses in the March 2015 quarter increased compared to the December 2014 quarter related to our increased investment in R&D.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances increased to approximately $4.1 billion as of March 29, 2015 as compared to $3.0 billion as of December 28, 2014 primarily as a result of the issuance of $1.0 billion of long-term debt during the March 2015 quarter. Cash generated by operations was approximately $191 million during the March 2015 quarter. We used cash during the March 2015 quarter to repurchase $125 million of our shares and purchase $32 million of capital expenditures. Employee headcount increased as of March 29, 2015 as compared to December 28, 2014 by approximately 100 people to approximately 7,000 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014
Shipments (in millions)	$1,497	$1,247	$1,264

Korea	34%	30%	28%
Taiwan	19%	23%	22%
China	19%	7%	20%
Japan	10%	13%	11%
United States	10%	16%	11%
Europe	6%	7%	5%
Southeast Asia	2%	4%	3%

Shipments for the March 2015 quarter increased 20% compared to the December 2014 quarter and increased 18% compared to the March 2014 quarter, reflecting an increase in customer demand for semiconductor equipment. The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014
Memory	67%	53%	66%
Foundry	24%	32%	28%
Logic/integrated device manufacturing	9%	15%	6%

Revenue

	Three Months Ended			Nine Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014	March 29, 2015	March 30, 2014
Revenue (in millions)	$1,393	$1,232	$1,227	$3,778	$3,359

Korea	35%	24%	28%	26%	23%
Taiwan	20%	25%	19%	21%	24%
China	15%	8%	22%	11%	15%
Japan	11%	12%	11%	11%	13%
United States	10%	18%	10%	18%	12%
Europe	7%	6%	6%	7%	7%
Southeast Asia	2%	7%	4%	6%	6%

Revenue for the March 2015 quarter increased 13% compared to the December 2014 quarter, and increased 14% as compared to the March 2014 quarter, reflecting an increase in the markets noted in the shipment section above. Our deferred revenue balance increased to $485 million as of March 29, 2015 compared to $374 million as of December 28, 2014. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $45 million as of March 29, 2015 and $53 million as of December 28, 2014.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except percentages)
Gross margin	$600,602	$536,657	$530,798	$1,642,798	$1,450,445
Percent of revenue	43.1%	43.6%	43.2%	43.5%	43.2%

The slight decrease in gross margin as a percentage of revenue during the March 2015 quarter as compared to the December 2014 quarter was due to changes in customer concentration and a less favorable product mix.

Gross margin as a percentage of revenue during the March 2015 quarter was down slightly when compared to the March 2014 quarter primarily due to a less favorable product mix.

Research and Development

	Three Months Ended			Nine Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except percentages)
Research and development (“R&D”)	$217,865	$196,768	$185,978	$603,567	$531,022
Percent of revenue	15.6%	16.0%	15.2%	16.0%	15.8%

We continue to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increased R&D spending from the December 2014 quarter to the March 2015 quarter reflects the continued spending on technologies for the industry inflection points. The increased spending in the March 2015 quarter was primarily due to $12 million of employee compensation related to higher headcount and an increase in supplies spending of $4 million.

The increase in R&D expenses during the March 2015 quarter compared to the same period in the prior year was mainly due to a $17 million increase in employee compensation, reflecting an increase in our product development efforts, and an $8 million increase in supplies.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except percentages)
Selling, general and administrative (“SG&A”)	$142,772	$151,148	$152,883	$442,227	$457,604
Percent of revenue	10.2%	12.3%	12.5%	11.7%	13.6%

The decrease in SG&A expenses during the March 2015 quarter compared to the December 2014 quarter was due in part to a decrease in spending on outside services of $4 million and realization of a restructuring credit of $0.5 million versus a $1.5 million restructuring charge in the December 2014 quarter.

SG&A expense in the March 2015 quarter decreased compared to the same period in the prior year. The decrease is attributed to charges incurred in the March 2014 quarter of $5 million associated with the execution of our Fremont and Livermore buildings operating leases, $4 million of impairment of long-lived assets, and $2 million of costs incurred for rationalization of certain product configurations.

SG&A expense for the nine months ended March 29, 2015 decreased compared to the same period in the prior year. The decrease is due to $32 million of non-recurring charges in the nine months ended March 30, 2014 that were not realized in the current period. These cost reductions were partially offset by a $10 million increase in employee compensation, and $5 million of additional costs for outside services.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 29, 2015	December 28, 2014	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Interest income	$5,100	$4,024	$3,110	$12,412	$8,661
Interest expense	(17,628)	(15,797)	(15,621)	(49,129)	(46,220)
Gains on deferred compensation plan related assets	2,816	2,593	3,137	7,825	8,534
Foreign exchange gains (losses)	1,562	(130)	(85)	2,338	(181)
Other, net	(3,239)	(489)	(396)	(282)	1,252

	$(11,389)	$(9,799)	$(9,855)	$(26,836)	$(27,954)

Interest income increased in the three and nine months ended March 29, 2015, as compared to the three months ended December 28, 2014 and the nine months ended March 30, 2014, respectively, as a result of higher yield and higher investment balances.

Interest expense also increased in the three and the nine months ended March 29, 2015, as compared to the three months ended December 28, 2014 and the nine months ended March 30, 2014, respectively, primarily as a result of our recent $1 billion bond issuance.

In the three and nine months ended March 29, 2015, as compared to the three and nine months ended March 30, 2014, we recognized gains on assets that are related to obligations under our deferred compensation plan, due to changes in the market value of securities in the portfolio.

Foreign exchange gains in the three months and nine months ended March 29, 2015 were related to volatility in the foreign currency market and its impact on un-hedged portions of the balance sheet exposures.

In the nine months ended March 29, 2015, we sold substantially all of Peter Wolters, a wholly owned subsidiary acquired as part of the Novellus acquisition. Net pre-tax gain of approximately $7 million associated with this divestiture is included in Other, net. Other, net in the March 2015 quarter increased as compared to the December 2014 and March 2014 quarters primarily due to an increase in non-operating expenses and write off of non-operating assets.

Income Tax Expense

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except percentages)
Provision for income taxes	$22,291	$17,686	$45,862	$34,971
Effective tax rate	9.8%	9.7%	8.0%	8.1%

The effective tax rate for the three and nine months ended March 29, 2015 remained fairly consistent compared to the three and nine months ended March 30, 2014.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 15 of the Notes to Consolidated Financial Statements in our 2014 Form 10-K.

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

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are required to adopt this standard starting in the first quarter of fiscal year 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We have not yet selected a transition method, and are in the process of determining the impact that the new standard will have on our consolidated financial statements.

In April 2015, the FASB released Accounting Standards Update 2015-3 “Interest – Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are required to adopt this standard starting in the first quarter of fiscal year 2017. We anticipate that upon adoption of the standard, approximately $3.0 million of unrecognized debt issuance costs will be reclassified from non-current assets into non-current liabilities in our consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

As of March 29, 2015, we had $4.1 billion in gross cash and cash equivalents, short-term investments, and restricted cash and investments (together comprising total cash and investments) compared to $3.2 billion as of June 29, 2014. Approximately $1.7 billion and $2.2 billion of our total cash and investments as of March 29, 2015 and June 29, 2014, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and, of which, substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities

Net cash provided by operating activities of $493 million during the nine months ended March 29, 2015 consisted of (in millions):

Net income	$524
Non-cash charges:
Depreciation and amortization	208
Equity-based compensation	96
Amortization of convertible note discount	26
Deferred income taxes	8
Changes in operating asset and liability accounts	(370)
Other	1

$493

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $248.0 million; increases in inventories of $175.4 million; increases in prepaid expense, and other assets of $33.8 million; and decreases in accrued liabilities of $78.9 million. The uses of cash are partially offset by sources of cash resulting from increases in trade accounts payable of $98.5 million and deferred profit of $67.4 million.

Cash Flows from Investing Activities

Net cash used for investing activities during the nine months ended March 29, 2015 was $765.6 million, primarily consisting of net purchases of available-for-sale securities of $671.4 million and, capital expenditures of $135.1 million, offset by net proceeds on sale of business of $41.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended March 29, 2015 was $466.0 million, primarily consisting of $991.9 million in proceeds from issuance of long-term debt, net issuance costs and net proceeds from issuance of Common Stock related to employee equity-based plans of $48.1 million, partially offset by $498.9 million in treasury stock repurchases and $87.3 million of dividends paid.

Liquidity

Given the cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments as of March 29, 2015, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

On March 12, 2015, we completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March 15, 2025 (the “2025 Notes” and, together with the 2020 Notes, the “Senior Notes”). We will pay interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year, beginning September 15, 2015.

We may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect to the Senior Notes and accrued and unpaid interest before February 15, 2020, for the 2020 Notes and before December 15, 2024, for the 2025 Notes. We may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020 for the 2020 Notes and on or after December 24, 2024 for the 2025 Notes. In addition, upon the occurrence of certain events, as described in the indenture, we will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest.

In the long term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances in the United States and offshore, we may require additional funding and need to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2014 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 29, 2014. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 29, 2015. Actual results may differ materially.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 29, 2015 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 29, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
				(in thousands)
Time Deposits	$132,549	$132,549	$132,549	$132,549	$132,549	$132,549	$132,549
Municipal Notes and Bonds	483,429	483,366	482,855	480,608	477,904	475,200	472,497
US Treasury & Agencies	329,064	329,064	327,564	324,555	321,360	318,166	314,972
Government-Sponsored Enterprises	78,674	78,659	78,229	77,602	76,966	76,328	75,689
Foreign Government Bond	57,643	57,628	57,360	56,925	56,489	56,052	55,616
Corporate Notes and Bonds	1,247,391	1,244,345	1,237,381	1,229,334	1,221,058	1,212,782	1,204,506
Mortgage Backed Securities - Residential	28,761	28,698	28,602	28,487	28,370	28,253	28,136
Mortgage Backed Securities - Commercial	142,769	142,297	141,758	141,204	140,625	140,045	139,466

Total	$2,500,280	$2,496,606	$2,486,298	$2,471,264	$2,455,321	$2,439,375	$2,423,431

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

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of March 29, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our Quarterly Revenues and Operating Results Are Variable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;

•	the size and timing of orders from customers;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as strikes, acts of God, wars, terrorist activities, and natural or man-made disasters;

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate;

•	foreign currency exchange rate fluctuations; and

•	the dilutive impact of our convertible notes and related warrants on our earnings per share.

We May Incur Impairments to Goodwill or Long-Lived Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Negative industry or economic trends, including reduced market prices of our Common Stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment, and we may be required to record an impairment charge in that period, which could adversely affect our result of operations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in a highly competitive environment and projections of future operating result and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill in one or more of our business units, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations. As a result of historical performance and growth potential, our single-wafer clean systems reporting unit may be at greater risk for goodwill impairment than our other reporting units if our actual results for this reporting unit differ from our projections.

Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share

As a result of the issuance of our 2020 and 2025 senior notes; 2016 and 2018 convertible notes; and the assumption of the 2041 convertible notes in connection with our acquisition of Novellus Systems, Inc. (collectively the “Notes”), we have a greater amount of debt than we have maintained in the past. Furthermore, in March 2014, we entered into an unsecured credit agreement providing us with the ability to borrow up to $300 million (and, under certain circumstances, to increase such availability to $500 million). We may, in the future, decide to borrow amounts under this facility, or to enter into additional debt arrangements.

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. Furthermore, our operations may not generate sufficient cash flows to enable us to meet our expenses and service our debt. As a result, we may need to enter into new financing arrangements to obtain the necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms. If we fail to make a payment on our debt, we could be in default on such debt, and this default could cause us to be in default on our other outstanding indebtedness.

Conversion of our Convertible Notes may cause dilution to our stockholders and to our earnings per share. The number of shares of our Common Stock into which the Convertible Notes are convertible may be adjusted from time to time, including increases in such rates as a result of dividends that we pay to our stockholders. Upon conversion of any Convertible Notes, we will deliver cash in the amount of the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our Common Stock, which would result in dilution to our stockholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes or through share repurchases. Prior to the maturity of the Convertible Notes, if the price of our Common Stock exceeds the conversion price, U.S. generally accepted accounting principles require that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our Common Stock could also be affected by sales of our Common Stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Convertible Notes.

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the Notes, the Convertible Notes or our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing; increased costs and/or lower margins for us; compliance to specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

We Depend on New Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products have reliability, quality, or design problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture new products successfully, or new products that we introduce may fail in the marketplace. For over 25 years the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver appears to be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customer requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.

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

We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification

We derive a substantial percentage of our revenues from a limited number of products. System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $8.8 million per system, and our revenues in any given quarter are dependent upon customer acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

•	a decline in demand for even a limited number of our products;

•	a failure to achieve continued market acceptance of our key products;

•	export restrictions or other regulatory or legislative actions that could limit our ability to sell those products to key customers or customers within certain markets;

•	an improved version of products being offered by a competitor in the markets in which we participate;

•	increased pressure from competitors that offer broader product lines;

•	technological changes that we are unable to address with our products; or

•	a failure to release new or enhanced versions of our products on a timely basis.

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

We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities

Our manufacturing facilities are concentrated in just a few locations. These locations are subject to disruption for a variety of reasons such as natural or man-made disasters, terrorist activities, disruptions of our information technology resources and utility interruptions. Such disruptions may cause delays in shipping our products which could result in the loss of business or customer trust, adversely affecting our business and operating results.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 82% of total revenue for the nine months ended March 29, 2015, 86% of total revenue in fiscal year 2014, and 80% of total revenue in fiscal year 2013. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events and trends occurring globally or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from forecasts by us or securities analysts, or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products;

•	disruptions of relationships with key customers or suppliers; or

•	dilutive impacts of our Convertible Notes and related warrants.

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

We Are Exposed to Various Risks from Our Regulatory Environment

We are subject to various risks related to (i) new, different, inconsistent or even conflicting laws, rules and regulations that may be enacted by legislative bodies and/or regulatory agencies in the countries that we operate; (ii) disagreements or disputes between national or regional regulatory agencies related to international trade; and (iii) the interpretation and application of laws, rules and regulations. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, anti-corruption, such as the Foreign Corrupt Practices Act and other local laws prohibiting corrupt payments to governmental officials, conflict minerals or other social responsibility legislation, and antitrust regulations, among others. Each of these laws, rules and regulations imposes costs on our business, including financial costs and potential diversion of our management’s attention associated with compliance, and may present risks to our business, including potential fines, restrictions on our actions, and reputational damage if we are unable to fully comply. For example, financial reform legislation and the regulations enacted under such legislation have also added costs to our business by, among other things, requiring advisory votes on executive compensation and on severance packages upon a change in control.

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

We accounted for the ASR as two separate transactions: (a) as shares of Common Stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to our Common Stock and classified in stockholders’ equity. As such, we accounted for the shares that we received under the ASR as a repurchase of our Common Stock for the purpose of calculating earnings per common share. We determined that the forward contract indexed to the Common Stock met all of the applicable criteria for equity classification in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification, and, therefore, the ASR was not accounted for as a derivative instrument. As of March 29, 2015, the aggregate repurchase price of $250 million was reflected as Treasury stock, at cost, on the Consolidated Balance Sheet.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 29, 2014				830,895
Quarter ended September 28, 2014	3,938	$69.86	3,818	534,174
Quarter ended December 28, 2014	1,158	$78.10	869	488,480
December 29, 2014 - January 25, 2015	243	$78.73	234	470,057
January 26, 2015 - February 22, 2015	853	$78.28	755	411,174
February 22, 2015 - March 29, 2015	454	$79.05	445	376,002

Total	1,550	$78.57	1,434

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See section above for details regarding average price associated with these transactions.
(1)	In addition to shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 115,785 shares at a total cost of $9.3 million, during the three months ended March 29, 2015; and 525,203 shares at a total cost of $40.6 million, during the nine months ended March 29, 2015, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: April 30, 2015	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1(2)	Underwriting Agreement, dated March 5, 2015, between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as representatives of the underwriters named therein

4.1(1)	Indenture, dated as of February 13, 2015, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee

4.2(3)	First Supplemental Indenture (including Form of Notes), dated as of March 12, 2015, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee

10.1(2)	First Amendment to Credit Agreement dated March 5, 2015 among Lam Research Corporation, the lenders party thereto and JPMorgan Chase Bank N.A., as administrative agent

20.1(4)	Notice of Adjustment of Conversion Rate pursuant to the Indentures dated May 11, 2011, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee with respect to the 0.5% Senior Convertible Notes Due 2016 and the 1.25% Senior Convertible Notes Due 2018, and Notice of Adjustment of Conversion Rate pursuant to the indenture dated May 10, 2011, by and between Novellus Systems Incorporated and The Bank of New York Mellon Trust company, N.A. as Trustee with respect to the 2.625% Senior Convertible Notes Due 2041.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (SEC Registration No. 333-202110) filed on February 13, 2015
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2015
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2015
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2015