Form 10-K
period 2015-06-28
LAM RESEARCH CORP
filed 2015-08-13
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.001 par value, held by non-affiliates of the Registrant, as of December 28, 2014, the last business day of the most recently completed second fiscal quarter with respect to the fiscal year covered by this Form 10-K, was $8,838,403,605. Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock has been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of such status for other purposes.

As of August 5, 2015, the Registrant had 158,186,976 outstanding shares of Common Stock.

Documents Incorporated by Reference

Parts of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders expected to be held on or about November 4, 2015 are incorporated by reference into Part III of this Form 10-K. (However, the Reports of the Audit Committee and Compensation Committee are expressly not incorporated by reference herein.)

LAM RESEARCH CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: trends and opportunities in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in, future shipments, margins, market share, capital expenditures, international sales, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer requirements and our ability to satisfy those requirements; customer capital spending and their demand for our products, and the reliability of indicators of change in customer spending and demand; hedging transactions; our ability to defend our market share and to gain new market share; our ability to obtain and qualify alternative sources of supply; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer fabrication equipment and our growth relative to such growth; levels of research and development expenditures and joint development relationships with customers, suppliers or other industry members; outsourced activities; the role of component suppliers in our business; the resources invested to comply with all evolving standards and the impact of such efforts; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any ; our intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our quarterly reports on Form 10-Q for the quarters ended September 28, 2014, December 28, 2014 and March 29, 2015, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Item 1.	Business

Incorporated in 1980, Lam Research Corporation (“Lam Research,” “Lam,” “we,” “our,” or the “Company”) is a Delaware corporation, headquartered in Fremont, California. We maintain a network of facilities throughout Asia, Europe, and the United States of America in order to meet the needs of our dynamic customer base.

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

We are a global supplier of innovative wafer fabrication equipment and services to the semiconductor industry. We design, manufacture, market, refurbish, and service semiconductor processing systems that are used in the fabrication of integrated circuits (“ICs”). Our market-leading products are designed to help our customers build smaller, faster, more powerful, and more power-efficient devices that are used in a variety of electronic products, including cell phones, tablets, computers, storage devices, and networking equipment.

Our customer base includes leading semiconductor memory, foundry, and integrated device manufacturers (“IDMs”) that make products such as DRAM, NAND memory, and logic devices. Semiconductor manufacturing, our customers’ business, involves the complete fabrication of multiple die or ICs on a wafer. This involves the repetition of a set of core processes and can require hundreds of individual steps. On a silicon wafer, a tiny, intricate pattern is precisely replicated across the wafer surface to create identical miniature devices, where features can be 1,000 times smaller than a grain of sand. Fabricating these devices requires highly sophisticated process technologies and precision control at the atomic scale. Along with meeting technical requirements, wafer processing equipment must deliver high productivity and be cost-effective.

We leverage our expertise in semiconductor device processing to develop enabling technology and productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost. We offer a broad portfolio of complementary products that are used in several areas of the semiconductor manufacturing process flow, including thin film deposition, plasma etch, and single-wafer clean. These processes, which are repeated numerous times during the wafer fabrication cycle, are utilized to manufacture every type of semiconductor device.

Our products are used primarily in front-end wafer processing, which involves the steps that create the active components of a device (transistor, capacitor) and their wiring (interconnect). Market demand for ever-smaller IC designs is driving the development of and migration to fabrication strategies such as three-dimensional (“3D”) architectures and multiple patterning. We also address processes for back-end wafer-level packaging (“WLP”), which is an alternative to traditional wire bonding and can offer a smaller form factor, increased interconnect speed and bandwidth, and lower power consumption, among other benefits. In addition, our products are well-suited for related markets that rely on semiconductor processes and require production-proven manufacturing capability, such as micro-electromechanical systems (“MEMS”).

Our high-productivity thin film deposition systems form a device’s sub-microscopic layers of conducting (metal) or insulating (dielectric) materials. We are the market leader in plasma etch, a highly critical process step that selectively removes materials from the wafer to create the features and patterns of a device. Our wet spin clean and plasma-based bevel clean products remove particles, residues and film from the wafer surface before or after adjacent processes.

Our Customer Support Business Group (“CSBG”) provides products and services to maximize installed equipment performance and operational efficiency. We offer a broad range of services to deliver value throughout the lifecycle of our equipment, including customer service, spares, upgrades, and refurbishment of our deposition, etch, and clean products. Many of the technical advances that we introduce in our newest products are also available as upgrades, which provide customers with a cost-effective strategy for extending the performance and capabilities of their existing wafer fabrication lines. CSBG also offers refurbished and newly built previous-generation (legacy) equipment for those applications that do not require the most advanced wafer processing capability.

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

In dielectric deposition, high-productivity, high-quality films are needed for a number of critical process steps. For example, atomic layer deposition (“ALD”) is required for front-end-of-line (“FEOL”) transistor structures and back-end-of-line (“BEOL”) self-aligned multiple patterning schemes to deposit highly conformal and uniform films. Plasma-enhanced CVD (“PECVD”) is used to deposit multiple dielectric films, including the alternating mold stack layers used in 3D NAND memory. This application requires excellent thickness uniformity along with exceptional stress control. For gapfill deposition, achieving defect-free fills while maintaining high throughput is essential. Preferred approaches are to use high-density plasma CVD (“HDP-CVD”) either as a complete gapfill solution or as a cap over other gapfill technologies to enhance process control and mitigate integration risks. Lastly, innovative post-deposition film treatments such as ultraviolet thermal processing (“UVTP”) are being used to improve low-k film integrity and increase strain in nitride layers for improved device performance.

Copper Metal Films — SABRE® Product Family

The SABRE ECD product family is the industry’s productivity-leading platform for copper damascene manufacturing. Electrofill® technology provides high-throughput, void-free fill with superior defect density performance for advanced technology nodes. SABRE chemistry packages provide leading-edge fill performance for the lowest defectivity, widest process window, and highest rates of bottom-up growth to fill the most challenging HAR features. System capabilities include deposition of copper directly on various liner materials, important for next-generation metallization schemes. The number of yielding ICs per wafer is optimized by increasing the usable die area through industry-leading process edge exclusion engineering. Applications include copper deposition for both advanced logic and memory interconnect. We also offer the SABRE 3D system to address TSV and WLP applications, such as copper pillar, RDL, high-density fanout, underbump metallization, bumping, and microbumps used in post-TSV processing.

Tungsten Metal Films — ALTUS® Product Family

Our market-leading ALTUS systems deposit highly conformal atomic layer films for advanced tungsten metallization applications. The patented Multi-Station Sequential Deposition (“MSSD”) architecture enables a nucleation layer to be formed using Pulsed Nucleation Layer (“PNL”) technology and bulk CVD fill to be performed in the same chamber (“in situ”). PNL, our ALD technology, is used in the deposition of tungsten nitride films to achieve high step coverage with reduced thickness relative to conventional barrier films. PNL is also used to reduce thickness and alter CVD bulk fill grain growth, lowering the overall resistivity of thin tungsten films. The advanced ExtremeFill CVD tungsten technology provides extendibility to fill the most challenging structures at advanced technology nodes. Applications include tungsten plug and via fill, 3D NAND wordlines, low-stress composite interconnects, and tungsten nitride barrier for via and contact metallization.

PECVD Dielectric Films — VECTOR® Product Family

The VECTOR family of PECVD and ALD systems delivers superior thin film quality, wafer-to-wafer uniformity, productivity, and low cost of ownership. The MSSD architecture enables industry-leading performance with both sequential and parallel processing to provide flexibility for a range of applications. VECTOR products include specialized systems for logic and memory applications with multiple platform options. VECTOR Express offers a small footprint with four processing stations. VECTOR Excel is a modular tool for advanced technology nodes where pre-and-post film deposition treatments are needed. VECTOR Extreme accommodates up to 12 processing stations for high-throughput applications. VECTOR Q accommodates up to 16 processing stations for depositing multi-stack films. Applications include deposition of oxides, nitrides, and carbides for hardmasks; multiple patterning films; anti-reflective layers; multi-layer stack films; and diffusion barriers.

Gapfill Dielectric Films — SPEED® Product Family

The SPEED HDP-CVD products provide void-free gapfill of high-quality dielectric films with superior throughput and reliability. The unique source design provides excellent particle performance, while the ability to customize the deposition and in situ etching profile ensures best-of-breed across-wafer thickness and gapfill uniformity. Together, the chamber and plasma source designs allow large batch sizes between cleans and faster cleans to deliver superior throughput. Broad process flexibility is available on the same platform, without requiring major hardware changes. Applications include shallow trench isolation (“STI”), pre-metal dielectrics, inter-layer dielectrics, inter-metal dielectrics, and passivation layers.

Film Treatment — SOLA® Product Family

The SOLA UVTP product family is used for treatment of BEOL low-k dielectric films and FEOL silicon nitride strained films. The systems incorporate a proprietary treatment process that modifies the physical characteristics of a previously deposited film through exposure to ultraviolet light, gases and vapors, and heat. The Multi-Station Sequential Processing (“MSSP”) architecture allows independent control of temperature, wavelength, and intensity at each station of the wafer path. This enables delivery of best-in-class film properties, within-wafer and wafer-to-wafer uniformity, and productivity.

Plasma Etch

As the semiconductor industry continues to improve device performance and shrink critical feature sizes, plasma etch faces multiple challenges. These include processing smaller features, new materials, new transistor structures, increasingly complex film stacks, and ever higher aspect ratio structures. For conductor etch, requirements include delivering atomic-scale control for etching FinFET/3D gate transistors, multi–film stacks for high-k/metal gate structures, and multiple patterning structures. Dielectric etch processes must be able to maintain etch profiles on increasingly HAR structures such as in 3D NAND devices, etch new multi-layer photoresist materials and amorphous carbon hardmasks, and avoid damaging fragile low-k materials. In emerging 3D ICs, TSVs are now used to provide interconnect capability for die-to-die and wafer-to-wafer stacking. Critical factors for TSV are etching a variety of materials in situ, as well as being able to use both conventional and special techniques for deep silicon etching. For all etch processes, it is important to provide excellent profile control and across-wafer uniformity while maintaining high productivity and cost efficiency.

Conductor Etch — Kiyo® Product Family, Versys® Metal Product Family

The Kiyo product family delivers high-performance, high-productivity, low-risk solutions for conductor etch applications. Superior uniformity, uniformity control, and repeatability are enabled by a symmetrical chamber design, leading electrostatic chuck technology, and independent tuning features. The Kiyo products deliver high productivity with low defectivity on multi-film stacks, enabled by in situ etch capability, continuous plasma, and advanced Waferless Autoclean technology. In addition, Kiyo systems can be configured to perform atomic layer etching (“ALE”), which delivers atomic-scale variability control to enable next-generation wafer processing. Applications include FinFET gate, fin definition, STI, high-k/metal gate and multiple patterning. The Versys metal product family provides a flexible platform for BEOL metal etch processes. Symmetrical chamber design and independent tuning features provide critical dimension, profile uniformity, and uniformity control for metal hardmask applications. The products’ proprietary chamber cleaning technology ensures high availability, high yield, and exceptional process repeatability for BEOL processing. Applications include metal hardmask, multiple patterning, high-density aluminum line, and aluminum pad.

Dielectric Etch — Flex™ Product Family

The Flex product family offers differentiated technologies and application-focused capabilities for critical dielectric etch applications. Exceptional uniformity, repeatability, and tunability are enabled by a unique multi-frequency, small-volume, confined plasma design. The systems deliver high productivity with low defectivity, enabled by in situ multi-step etch and continuous plasma capability. Low-risk, cost-effective upgrades provide evolutionary product transitions that extend product life and maximize return on investment. Applications include low-k and ultra low-k dual damascene, self-aligned contacts, capacitor cell, mask open, 3D NAND HAR hole, trench, and contact.

TSV Etch — Syndion® Product Family

Based on our production-proven conductor etch products, the Syndion TSV etch family provides low-risk, flexible solutions to address multiple TSV etch applications. The Syndion products provide a low cost of ownership due to high etch rates, excellent repeatability, and in situ etching of multiple materials in the TSV stack (silicon, dielectrics, conducting films). The systems support both conventional single-step etch and rapidly alternating process (“RAP”). High process flexibility, superior profile control, and excellent uniformity enable successful TSV implementation for a variety of complementary metal-oxide-semiconductor 3D IC and image sensor applications.

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

Wet Clean — EOS®, Da Vinci®, DV-Prime®, SP Series

The single-wafer spin technology pioneered the industry transition from batch to single-wafer wet processing. These production-proven spin wet clean systems provide the productivity and flexibility needed for both high-volume manufacturing and leading-edge development across multiple technology nodes and for all device types. The products deliver excellent process uniformity across the wafer, wafer-to-wafer, and lot-to-lot. Proprietary technologies enhance damage-free particle removal and enable wafer drying without pattern collapse or watermarks. Offering the latest in dilute chemistry and solvent systems, the products meet defectivity and material integrity requirements. Applications include particle, polymer, and residue removal; photoresist removal; and wafer backside/bevel cleaning and film removal. Our wet clean systems are also used for multiple wet etch and clean applications for WLP, including silicon substrate thinning, wafer stress relief, underbump metallization etch, and photoresist removal.

Plasma Bevel Clean — Coronus® Product Family

The Coronus plasma-based bevel clean products enhance die yield by removing particles, residues and unwanted films from the wafer’s edge that can impact the device area. The system combines the ability of plasma to selectively remove a wide variety of materials with a proprietary confinement technology that protects the die area. High system uptime and throughput, excellent process repeatability, and efficient in situ removal of multi-material film stacks and residues ensure high productivity for increased wafer output. Applications include post-etch, pre- and post-deposition, pre-lithography, and metal film removal to prevent arcing during plasma etch or deposition steps. It is also the most cost-effective bevel clean product that removes carbon-rich residues and films.

Legacy Products

For applications that do not require the most advanced wafer processing capability, semiconductor manufacturers can benefit from the proven performance of previous-generation products to increase their production capacity at a reduced economic investment. Purchasing through an original equipment manufacturer (“OEM”) like us minimizes the risks of unexpected costs and unpredictable time to production that are typically associated with used systems purchases. To meet semiconductor manufacturers’ needs for high-performance, maximum-predictability, and low-risk equipment, we provide refurbished and newly built legacy products. Our products also provide production-worthy, cost-effective solutions for the MEMS and light emitting diode (“LED”) markets.

Products Table

Market	Process/Application	Technology	Products
Thin Film Deposition	Metal Films Dielectric Films Film Treatment	ECD (Copper & Other) CVD, ALD (Tungsten) PECVD, ALD Gapfill HDP-CVD UVTP	SABRE® family ALTUS® family VECTOR® family SPEED® family SOLA® family
Plasma Etch	Conductor Etch Dielectric Etch TSV Etch	Reactive Ion Etch Reactive Ion Etch Deep Reactive Ion Etch	Kiyo® family, Versys® Metal family Flex™ family Syndion® family
Single-Wafer Clean	Wafer Cleaning Bevel Cleaning	Wet Clean Dry Plasma Clean	EOS®, Da Vinci®, DV-Prime®, SP Series Coronus® family

Fiscal Periods Presented

All references to fiscal years apply to our fiscal years, which ended June 28, 2015, June 29, 2014, and June 30, 2013.

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

Our R&D expenses during fiscal years 2015, 2014, and 2013 were $825.2 million, $716.5 million, and $683.7 million, respectively. The majority of R&D spending over the past three years has been targeted at deposition, etch, single-wafer clean, and other semiconductor manufacturing products. We believe current challenges for customers at various points in the semiconductor manufacturing process present opportunities for us.

We expect to continue to make substantial investments in R&D to meet our customers’ product needs, support our growth strategy, and enhance our competitive position.

Marketing, Sales, and Service

Our marketing, sales, and service efforts are focused on building long-term relationships with our customers and targeting product and service solutions designed to meet their needs. These efforts are supported by a team of product marketing and sales professionals as well as equipment and process engineers who work closely with individual customers to develop solutions for their wafer processing needs. We maintain ongoing service relationships with our customers and have an extensive network of service engineers in place throughout the United States, Europe, Taiwan, Korea, Japan, China, and Southeast Asia. We believe that comprehensive support programs and close working relationships with customers are essential to maintaining high customer satisfaction and our competitiveness in the marketplace.

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

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
		(in thousands)
Revenue:
Korea	$1,406,617	$1,127,406	$603,821
Taiwan	1,084,239	1,049,214	1,026,548
United States	890,891	622,022	734,324
China	661,094	623,408	319,282
Japan	623,575	634,131	368,095
Europe	314,546	303,730	292,432
Southeast Asia	278,350	247,398	254,414

Total revenue	$5,259,312	$4,607,309	$3,598,916

Long-Lived Assets

Refer to Note 19 of our Consolidated Financial Statements, included in Item 8 of this report, for information concerning the geographic locations of long-lived assets.

Customers

Our customers include all of the world’s leading semiconductor manufacturers. Customers continue to establish joint ventures, alliances and licensing arrangements which have the potential to positively or negatively impact our competitive position and market opportunities. In fiscal year 2015, three customers, Micron Technology, Inc., Samsung Electronics Company, Ltd., and Taiwan Semiconductor Manufacturing Company, Ltd., each individually represented greater than 10% of total revenues. In fiscal years 2014 and 2013, the customers individually representing greater than 10% of total assets were Samsung Electronics Company, Ltd., SK Hynix Inc., and Taiwan Semiconductor Manufacturing Company, Ltd.

A material reduction in orders from our customers could adversely affect our results of operations and projected financial condition. Our business depends upon the expenditures of semiconductor manufacturers. Semiconductor manufacturers’ businesses, in turn, depend on many factors, including their economic capability, the current and anticipated market demand for ICs and the availability of equipment capacity to support that demand.

Backlog

In general, we schedule production of our systems based upon our customers’ delivery requirements and forecasts. In order for a system to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted, 2) we have an agreement on prices and product specifications, and 3) there is a scheduled shipment within the next 12 months. In order for spares and services to be included in our backlog, the following conditions must be met: 1) we have received a written customer request that has been accepted and 2) delivery of products or provision of services is anticipated within the next 12 months. Where specific spare parts and customer service purchase contracts do not contain discrete delivery dates, we use volume estimates at the contract price and over the contract period, not to exceed 12 months, in calculating backlog amounts. Our policy is to revise our backlog for order cancellations and to make adjustments to reflect, among other things, changes in spares volume estimates and customer delivery date changes. As of June 28, 2015 and June 29, 2014, our backlog was $880 million and $866 million, respectively. Generally, orders for our products and services are subject to cancellation by our customers with limited penalties. Because some orders are received and shipped in the same quarter and because customers may change delivery dates and cancel orders, our backlog at any particular date is not necessarily indicative of business volumes or actual revenue levels for succeeding periods.

Manufacturing

Our manufacturing operations mainly consist of assembling and testing components, sub-assemblies, and modules that are then integrated into finished systems prior to shipment to or at the location of our customers. Most of the assembly and testing of our products is conducted in cleanroom environments.

We have agreements with third parties to outsource certain aspects of our manufacturing, production warehousing, and logistics functions. We believe that these outsourcing contracts provide us more flexibility to scale our operations up or down in a timely and cost effective manner, enabling us to respond quickly to any changes in our business. We believe that we have selected reputable providers and have secured their performance on terms documented in written contracts. However, it is possible that one or more of these providers could fail to perform as we expect, and such failure could have an adverse impact on our business and have a negative effect on our operating results and financial condition. Overall, we believe we have effective mechanisms to manage risks associated with our outsourcing relationships. Refer to Note 16 of our Consolidated Financial Statements, included in Item 8 of this report, for further information concerning our outsourcing commitments.

Certain components and sub-assemblies that we include in our products may only be obtained from a single supplier. We believe that, in many cases, we could obtain and qualify alternative sources to supply these products. Nevertheless, any prolonged inability to obtain these components could have an adverse effect on our operating results and could unfavorably impact our customer relationships.

Environmental Matters

We are subject to a variety of governmental regulations related to the management of hazardous materials that we use in our business operations. We are currently not aware of any pending notices of violations, fines, lawsuits, or investigations arising from environmental matters that would have a material effect on our business. We believe that we are generally in compliance with these regulations and that we have obtained (or will obtain or are otherwise addressing) all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with present or future regulations could result in fines being imposed on us, require us to suspend production or cease operations or cause our customers to not accept our products. These regulations could require us to alter our current operations, to acquire significant additional equipment, or to incur substantial other expenses to comply with environmental regulations. Our failure to control the use, sale, transport, or disposal of hazardous substances could subject us to future liabilities.

Employees

As of August 6, 2015, we had approximately 7,300 regular employees globally. Although we have employment-related agreements with a number of key employees, these agreements do not guarantee continued service. Each of our employees is required to comply with our policies relating to maintaining the confidentiality of our non-public information.

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

We face significant competition with all of our products and services. Our primary competitor in the tungsten CVD, PECVD, HDP-CVD, ECD and PVD markets, is Applied Materials, Inc. In the PECVD market, we also compete against ASM International and Wonik IPS. In the etch market, our primary competitors are Tokyo Electron, Ltd. and Applied Materials, Inc. Our primary competitors in the single-wafer wet clean market are Screen Holding Co., Ltd.; Semes Co., Ltd.; and Tokyo Electron, Ltd.

Certain of our existing and potential competitors have substantially greater financial resources and larger engineering, manufacturing, marketing, and customer service and support organizations than we do. In addition, we face competition from a number of emerging companies in the industry. We expect our competitors to continue to improve the design and performance of their current products and processes, to introduce new products and processes with enhanced price/performance characteristics and to provide more comprehensive offerings of products. If our competitors make acquisitions or enter into strategic relationships with leading semiconductor manufacturers, or other entities, covering products similar to those we sell, our ability to sell our products to those customers could be adversely affected. There can be no assurance that we will continue to compete successfully in the future.

Patents and Licenses

Our policy is to seek patents on inventions relating to new or enhanced products and processes developed as part of our ongoing research, engineering, manufacturing, and support activities. We currently hold a number of United States and foreign patents covering various aspects of our products and processes. We believe that the duration of our patents generally exceeds the useful life of the technologies and processes disclosed and claimed in them. Our patents, which cover material aspects of our past and present core products, have current durations ranging from approximately one to twenty years. We believe that, although the patents we own and may obtain in the future will be of value, they alone will not determine our success. Our success depends principally upon our research and development, engineering, marketing, support, and delivery skills. However, in the absence of patent protection, we may be vulnerable to competitors who attempt to imitate our products, manufacturing techniques, and processes. In addition, other companies and inventors may receive patents that contain claims applicable or similar to our products and processes. The sale of products covered by patents of others could require licenses that may not be available on terms acceptable to us, or at all. For further discussion of legal matters, see Item 3, “Legal Proceedings,” of this report.

EXECUTIVE OFFICERS OF THE COMPANY

As of August 13, 2015, the executive officers of Lam Research were as follows:

Name	Age	Title
Martin B. Anstice	48	President and Chief Executive Officer
Timothy M. Archer	48	Executive Vice President and Chief Operating Officer
Douglas R. Bettinger	48	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Richard A. Gottscho	63	Executive Vice President, Global Products Group
Sarah A. O’Dowd	65	Senior Vice President, Chief Legal Officer and Secretary

Martin B. Anstice has been our President and Chief Executive Officer since January 2012. Mr. Anstice joined us in April 2001 as Senior Director, Operations Controller; was promoted to the position of Managing Director and Corporate Controller in May 2002; and was promoted to Group Vice President, Chief Financial Officer, and Chief Accounting Officer in June 2004. He was appointed Executive Vice President and Chief Operating Officer in September 2008 and President in December 2010. Prior to joining us, he held various finance positions from 1988 to 1999 at Raychem Corporation, a global materials science company. Subsequent to the acquisition of Raychem by Tyco International, a global provider of engineered electronic components, network solutions and wireless systems, he assumed responsibilities supporting mergers and acquisition activities of Tyco Electronics. Mr. Anstice is an Associate member of the Institute of Chartered Management Accountants in the United Kingdom

Timothy M. Archer joined us in June 2012 as our Executive Vice President, Chief Operating Officer. Prior to joining us, he spent 18 years at Novellus Systems in various technology development and business leadership roles, including most recently as Chief Operating Officer from January 2011 to June 2012, Executive Vice President Worldwide Sales, Marketing, and Customer Satisfaction from September 2009 to January 2011, and Executive Vice President of the PECVD and Electrofill Business Units from November 2008 to September 2009. His tenure at Novellus Systems also included assignments as Senior Director of Technology for Novellus Systems Japan from 1999 to 2001 and Senior Director of Technology for the Electrofill Business Unit from April 2001 to April 2002. He started his career in 1989 at Tektronix where he was responsible for process development for high-speed bipolar ICs. Mr. Archer completed the Program for Management Development at Harvard Graduate School of Business and holds a B.S. degree in Applied Physics from the California Institute of Technology.

Douglas R. Bettinger is our Executive Vice President, Chief Financial Officer. Prior to joining us in March 2013, he served as Senior Vice President and Chief Financial Officer of Avago Technologies from August 2008 to February 2013. From 2007 to 2008, he served as Vice President of Finance and Corporate Controller at Xilinx, Inc., and from 2004 to 2007, he was Chief Financial Officer at 24/7 Customer, a privately held company. He worked at Intel Corporation from 1993 to 2004, where he held several senior-level finance and manufacturing operations positions, including Corporate Planning and Reporting Controller and Malaysia Site Operations Controller. Mr. Bettinger earned a M.B.A. degree in finance from the University of Michigan and has a B.S. degree in economics from the University of Wisconsin-Madison.

Richard A. Gottscho is our Executive Vice President, Global Products Group, a position he has held since August 2010. Prior to that time, he had been Group Vice President and General Manager, Etch Businesses since March 2007. He joined us in January 1996 and has served at various Director and Vice President levels in support of etch products, CVD products, and corporate research. Prior to joining us, he was a member of Bell Laboratories for 15 years where he started his career working in plasma processing. During his tenure at Bell, he headed research departments in electronics materials, electronics packaging, and flat panel displays. He is the author of numerous papers, patents, and lectures in plasma processing and process control. He is a recipient of the American Vacuum Society’s Peter Mark Memorial Award and Plasma Science and Technology Division Prize, the Gaseous Electronics Conference Foundation Lecturer, the Dry Process Symposium Nishizawa Award, and the Tegal Thinker Award. He is a fellow of the American Physical and American Vacuum Societies and has served on numerous editorial boards of refereed technical publications, program committees for major conferences in plasma science and engineering, and was vice-chair of a National Research Council study on plasma science in the 1980s. Dr. Gottscho earned Ph.D. and B.S. degrees in physical chemistry from the Massachusetts Institute of Technology and Pennsylvania State University, respectively.

Sarah A. O’Dowd is our Senior Vice President, Chief Legal Officer and Secretary. She joined us in September 2008 as Group Vice President and Chief Legal Officer, responsible for general legal matters, intellectual property and ethics & compliance. In addition to her Legal function, in April 2009 she was appointed Vice President of Human Resources and served in this dual capacity from April 2009 through May 2012. Prior to joining us, she was Vice President and General Counsel for FibroGen, Inc. from February 2007 until September 2008. Until February 2007, Ms. O’Dowd was a shareholder in the law firm of Heller Ehrman LLP for more than 20 years, practicing in the areas of corporate securities, governance and mergers and acquisitions for a variety of clients, principally publicly traded high technology companies. She served in a variety of leadership and management roles at Heller Ehrman, including Managing Partner of the Silicon Valley and San Diego offices, member of the firm’s Policy Committee and, as head of the firm’s business practice groups, a member of the firm’s Executive Committee. Ms. O’Dowd earned her J.D. and M.A. in communications from Stanford Law School and Stanford University, respectively, and her B.A. degree in mathematics from Immaculata College.

Item 1A.	Risk Factors

In addition to the other information in this Annual Report on Form 10-K (“2015 Form 10-K”), the following risk factors should be carefully considered in evaluating the Company and its business because such factors may significantly impact our business, operating results, and financial condition. As a result of these risk factors, as well as other risks discussed in our other SEC filings, our actual results could differ materially from those projected in any forward-looking statements. No priority or significance is intended, nor should be attached, to the order in which the risk factors appear.

The Semiconductor Capital Equipment Industry is Subject to Variability and, as a Result, We Face Risks Related to Our Strategic Resource Allocation Decisions

Despite the recent reduction in cyclicality, the semiconductor capital equipment industry has historically been characterized by rapid changes in demand. The industry environment has moved toward an environment more characterized by variability across segments and customers accentuated by consolidation within the industry. Variability in our customers’ business plans may lead to changes in demand for our equipment and services which could negatively impact our results. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices. The changes in demand may require our management to adjust spending and other resources allocated to operating activities.

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

Future Declines in the Semiconductor Industry, and the Overall World Economic Conditions on Which it is Significantly Dependent, Could Have a Material Adverse Impact on Our Results of Operations and Financial Condition

Our business depends on the capital equipment expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for ICs. With the consolidation of customers within the industry the semiconductor capital equipment market may experience rapid changes in demand driven both by changes in the market generally and the plans and requirements of particular customers. Global economic and business conditions, which are often unpredictable, have historically impacted customer demand for our products and normal commercial relationships with our customers, suppliers, and creditors. Additionally, in times of economic uncertainty our customers’ budgets for our products, or their ability to access credit to purchase them, could be adversely affected. This would limit their ability to purchase our products and services. As a result, economic downturns can cause material adverse changes to our results of operations and financial condition including, but not limited to:

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

Fluctuating levels of investment by semiconductor manufacturers may materially affect our aggregate shipments, revenues, operating results, and earnings. Where appropriate, we will attempt to respond to these fluctuations with cost management programs aimed at aligning our expenditures with anticipated revenue streams, which sometimes result in restructuring charges. Even during periods of reduced revenues, we must continue to invest in R&D and maintain extensive ongoing worldwide customer service and support capabilities to remain competitive, which may temporarily harm our profitability and other financial results.

Our Quarterly Revenues and Operating Results Are Variable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;

•	the size and timing of orders from customers;

•	Consolidation of the customer base may result in the investment decisions of one customer or market to having a significant effect on demand for our products or services;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as strikes, acts of God, wars, terrorist activities, and natural or man-made disasters;

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate;

•	foreign currency exchange rate fluctuations; and

•	convertibility and the dilutive impact of our Convertible Notes and related warrants on our earnings per share.

We May Incur Impairments to Goodwill or Long-Lived Assets

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Negative industry or economic trends, including reduced market prices of our Common Stock, reduced estimates of future cash flows, disruptions to our business, slower growth rates, or lack of growth in our relevant business units, could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. If, in any period, our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than the book value of our assets, this could also indicate a potential impairment, and we may be required to record an impairment charge in that period, which could adversely affect our result of operations. During the 2015 fiscal year, our goodwill and long-lived asset impairment assessments resulted in an impairment charge of $79.4 million associated with the single-wafer clean reporting unit and $9.8 million related to an intangible asset.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in a highly competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill in one or more of our business units, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations.

Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share

As a result of the issuance of our 2020 and 2025 Senior Notes, our 2016 and 2018 Convertible Notes, and the assumption of the 2041 Convertible Notes in connection with our acquisition of Novellus Systems, Inc. (collectively the “Notes”), we have a greater amount of debt than we have maintained in the past. Furthermore, in March 2014, we entered into an unsecured credit agreement providing us with the ability to borrow up to $300 million (and, under certain circumstances, to increase such availability to $500 million). We may, in the future, decide to borrow amounts under this facility, or to enter into additional debt arrangements.

In addition, we have entered, and in the future may enter, into derivative instrument arrangements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. We could be exposed to losses in the event of nonperformance by the counterparties to our derivative instruments.

Our maintenance of higher levels of indebtedness could have adverse consequences including:

•	increased risk associated with any inability to satisfy our obligations;

•	increasing the portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

•	impairing our ability to obtain additional financing in the future.

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

Conversion of our Convertible Notes and resulting exercise of the related warrants may cause dilution to our stockholders and to our earnings per share. The number of shares of our Common Stock into which the Convertible Notes are convertible for and the related warrants are exercisable for may be adjusted from time to time, including increases in such rates as a result of dividends that we pay to our stockholders. Upon conversion of any Convertible Notes, we will deliver cash in the amount of the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our Common Stock, which would result in dilution to our stockholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes or through share repurchases. Prior to the maturity of the Convertible Notes, if the price of our Common Stock exceeds the conversion price, U.S. generally accepted accounting principles require that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our Common Stock could also be affected by sales of our Common Stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Convertible Notes.

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the Senior Notes, the Convertible Notes or our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the years ended June 29, 2015, June 28, 2014 and June 30, 2013, three customers accounted for 51%, 52%, and 45% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing; increased costs and/or lower margins for us; compliance to specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

We Depend on Creating New Products and Processes and Enhancing Existing Products and Processes for Our Success. Consequently, We are Subject to Risks Associated with Rapid Technological Change

Rapid technological changes in semiconductor manufacturing processes subject us to increased pressure to develop technological advances that enable those processes. We believe that our future success depends in part upon our ability to develop and offer new products with improved capabilities and to continue to enhance our existing products. If new products or existing products have reliability, quality, design, or safety problems, our performance may be impacted by reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. We may be unable to develop and manufacture products successfully, or products that we introduce may fail in the marketplace. For over 25 years the primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver could be approaching its technological limit, leading semiconductor manufacturers to investigate more complex changes in multiple technologies in an effort to continue technology development. In the face of uncertainty on which technology solutions will become successful, we will need to focus our efforts on developing the technology changes that are ultimately successful in supporting our customer requirements. Our failure to develop and offer the correct technology solutions in a timely manner with productive and cost-effective products could adversely affect our business in a material way. Our failure to commercialize new products in a timely manner could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely affect our financial results.

In order to develop new products and processes and enhance existing products and processes, we expect to continue to make significant investments in R&D and to pursue joint development relationships with customers, suppliers, or other members of the industry. We must manage product transitions and joint development relationships successfully, as the introduction of new products could adversely affect our sales of existing products and certain jointly developed technologies may be subject to restrictions on our ability to share that technology with other customers, which could limit our market for products incorporating those technologies. Future technologies, processes or product developments may render our current product offerings obsolete, leaving us with non-competitive products, or obsolete inventory, or both. Moreover, customers may adopt new technologies or processes to address the complex challenges associated with next generation devices. This shift may result in a reduction in the size of our addressable markets or could increase the relative size of markets in which we either do not compete or have relatively low market share.

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

We Depend On a Limited Number of Key Suppliers and Outsource Providers, and We Run the Risk That They Might Not Perform as We Expect

Outsource providers and component suppliers have played and will continue to play a key role in our manufacturing operations and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us or be unable to meet our requirements or expectation due to their independent business decisions, or force majeure events that could interrupt or impair their continued ability to perform as we expect.

Although we attempt to select reputable providers and suppliers, and we attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products and generate revenues, which could adversely affect our operating results and damage our customer relationships.

We Face Risks Related to the Disruption of Our Primary Manufacturing Facilities

Our manufacturing facilities are concentrated in just a few locations. These locations are subject to disruption for a variety of reasons such as natural or man-made disasters, terrorist activities, disruptions of our information technology resources, and utility interruptions. Such disruptions may cause delays in shipping our products which could result in the loss of business or customer trust, adversely affecting our business and operating results.

Once a Semiconductor Manufacturer Commits to Purchase a Competitor’s Semiconductor Manufacturing Equipment, the Manufacturer Typically Continues to Purchase that Competitor’s Equipment, Making it More Difficult for Us to Sell Our Equipment to that Customer

Semiconductor manufacturers must make a substantial investment to qualify and integrate wafer processing equipment into a semiconductor production line. We believe that once a semiconductor manufacturer selects a particular supplier’s processing equipment, the manufacturer generally relies upon that equipment for that specific production line application for an extended period of time, especially if customers are more focused on tool re-use than in the past. Accordingly, we expect it to be more difficult to sell our products to a given customer if that customer initially selects a competitor’s equipment for the same product line application.

We Face a Challenging and Complex Competitive Environment

We face significant competition from multiple competitors and with increased consolidation efforts in our industry we may face increasing competitive pressures. Other companies continue to develop systems and products that are competitive to ours and may introduce new products, which may affect our ability to sell our existing products.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 83%, 86%, and 80% of total revenue in fiscal years 2015, 2014, and 2013, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

We are subject to various challenges related to international sales and the management of global operations including, but not limited to:

•	trade balance issues;

•	tariffs and other barriers;

•	global or national economic and political conditions;

•	changes in currency controls;

•	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

•	our ability to respond to customer and foreign government demands for locally sourced systems, spare parts and services and develop the necessary relationships with local suppliers;

•	compliance with U.S. and international laws and regulations affecting foreign operations; including U.S. and international trade restrictions and sanctions, anti-bribery, anti-corruption, environmental, and labor laws;

•	fluctuations in interest and foreign currency exchange rates;

•	our ability to repatriate cash in a tax-efficient manner;

•	the need for technical support resources in different locations; and

•	our ability to secure and retain qualified people, and effectively manage people, in all necessary locations for the successful operation of our business.

Certain international sales depend on our ability to obtain export licenses from the U.S. government. Our failure or inability to obtain such licenses would substantially limit our markets and severely restrict our revenues. Many of the challenges noted above are applicable in China, which is a fast developing market for the semiconductor equipment industry and therefore an area of potential significant growth for our business. As the business volume between China and the rest of the world grows, there is inherent risk, based on the complex relationships among China, Taiwan, Japan, South Korea, and the United States, that political and diplomatic influences might lead to trade disruptions. This would adversely affect our business with China, Taiwan, Japan, and/or South Korea and perhaps the entire Asia Pacific region. A significant trade disruption in these areas could have a materially adverse impact on our future revenue and profits. In addition, there are risks that the Chinese government may, among other things: insist on the use of local suppliers; compel companies that do business in China to partner with local companies to design and supply equipment on a local basis, requiring the transfer of intellectual property rights and/or local manufacturing; and provide special incentives to government-backed local customers to buy from local competitors, even if their products are inferior to ours; all of which could adversely impact our revenues and margins.

We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro and Korean won. Currently, we enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities; primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and euro-denominated and Korean won-denominated expenses. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

The magnitude of our overseas business also affects where our cash is generated. Certain uses of cash, such as share repurchases, payment of dividends or the repayment of our notes, can usually only be made with on-shore cash balances. Since the majority of our cash is generated outside of the United States, this may impact certain business decisions and adversely affect business outcomes.

Our Ability to Attract, Retain, and Motivate Key Employees Is Critical to Our Success

Our ability to compete successfully depends in large part on our ability to attract, retain, and motivate key employees. This is an ongoing challenge due to intense competition for top talent, as well as fluctuations in industry economic conditions that may require cycles of hiring activity and workforce reductions. Our success in hiring depends on a variety of factors, including the attractiveness of our compensation and benefit programs and our ability to offer a challenging and rewarding work environment. We periodically evaluate our overall compensation programs and make adjustments, as appropriate, to maintain or enhance their competitiveness. If we are not able to successfully attract, retain, and motivate key employees, we may be unable to capitalize on market opportunities and our operating results may be materially and adversely affected.

We Rely Upon Certain Critical Information Systems for the Operation of Our Business

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned and maintained by us, our outsourced providers or third parties such as vendors and contractors. Many of these information systems and outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). All of these information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. Confidential and/or sensitive information stored on these information systems or transmitted to or from cloud storage could be intentionally or unintentionally compromised, lost and/or stolen. While we have implemented security procedures, such as virus protection software and emergency recovery processes, to mitigate the outlined risks with respect to information systems that are under our control, they cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time, or unauthorized releases of proprietary or confidential information, could unfavorably impact the timely and efficient operation of our business.

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

A Failure to Comply with Environmental Regulations May Adversely Affect Our Operating Results

We are subject to a variety of domestic and international governmental regulations related to the handling, discharge, and disposal of toxic, volatile, or otherwise hazardous chemicals. Failure to comply with present or future environmental regulations could result in fines being imposed on us, require us to suspend production, or cease operations, or cause our customers to not accept our products. These regulations could require us to alter our current operations, acquire significant additional equipment, incur substantial other expenses to comply with environmental regulations, or take other actions. Any failure to comply with regulations governing the use, handling, sale, transport or disposal of hazardous substances could subject us to future liabilities that may adversely affect our operating results, financial condition and ability to operate our business.

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

•	general market, semiconductor, or semiconductor equipment industry conditions;

•	economic or political events and trends occurring globally or in any of our key sales regions;

•	variations in our quarterly operating results and financial condition, including our liquidity;

•	variations in our revenues, earnings or other business and financial metrics from forecasts by us or securities analysts, or from those experienced by other companies in our industry;

•	announcements of restructurings, reductions in force, departure of key employees, and/or consolidations of operations;

•	government regulations;

•	developments in, or claims relating to, patent or other proprietary rights;

•	technological innovations and the introduction of new products by us or our competitors;

•	commercial success or failure of our new and existing products;

•	disruptions of relationships with key customers or suppliers; or

•	convertibility and dilutive impacts of our Convertible Notes and related warrants.

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

Intellectual Property, Indemnity, and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other persons send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property or other issues. We also face risks of claims arising from commercial and other relationships. In addition, our bylaws and other indemnity obligations provide that we will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to us. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.

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

Our executive offices and principal operating and R&D facilities are located in Fremont, Livermore, and San Jose, California, Tualatin, Oregon, and Villach, Austria. The majority of the Fremont and Livermore facilities are held under operating leases expiring in 2020 and 2021, in addition the Villach facilities are held under capital leases expiring in 2016. The company owns one property in Fremont, as well as, the San Jose and Tualatin facilities. Our Fremont, Livermore, and Villach leases generally include options to renew or purchase the facilities. In addition, we lease or own properties for our service, technical support and sales personnel throughout the United States, Europe, Taiwan, Korea, Japan, China, and Southeast Asia, and lease or own manufacturing facilities located in Illinois, Ohio, Germany, and Korea. Our facilities lease obligations are subject to periodic increases. We believe that our existing facilities are well-maintained and in good operating condition.

Item 3.	Legal Proceedings

While the Company is not currently party to any legal proceedings that it believes material, the Company is either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. These accruals are reviewed at least quarterly and adjusted to reflect the effects of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company believes that the amount of any such additional loss would be immaterial to the Company’s business, financial condition, and results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol LRCX. As of August 5, 2015, we had 479 stockholders of record. In fiscal year 2015 we paid our stockholders a quarterly dividend of $0.18 per share. In May 2015, we announced an increase in our quarterly dividend to $0.30 per share, which is payable in the first quarter of fiscal year 2016. The table below sets forth the high and low prices of our Common Stock as reported by The NASDAQ Stock Market LLC, for the period indicated:

	2015
	High	Low
First Quarter	$77.35	$66.70
Second Quarter	$85.70	$65.78
Third Quarter	$84.49	$69.92
Fourth Quarter	$84.39	$69.07

	2014
	High	Low
First Quarter	$52.31	$44.11
Second Quarter	$55.48	$49.54
Third Quarter	$57.16	$48.45
Fourth Quarter	$67.85	$50.54

Repurchase of Company Shares

On April 29, 2014, the Board of Directors authorized the repurchase of up to $850 million of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases will be funded using our on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time. As part of our share repurchase program, we may from time-to-time enter into structured share repurchase arrangements with financial institutions using general corporate funds.

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

The number of shares repurchased was based on the volume-weighted average price (“VWAP”) of the Common Stock during the term of the ASR minus a pre-determined discount set at inception of the ASR, subject to collar provisions that provided a minimum and maximum number of shares that we could repurchase under the agreements. The minimum and maximum thresholds for the transaction were established based on the average of the VWAP prices for the Common Stock during an initial hedge period. The ASR was scheduled to end at any time on or after October 8, 2014 and on or before December 8, 2014.

The counterparty designated October 9, 2014 as the termination date, at which time we settled the ASR. Approximately 0.3 million shares were received at final settlement, which represented a weighted-average share price of approximately $72.90 for the transaction period.

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 29, 2014				$830,895
Quarter ending September 28, 2014	3,938	$69.86	3,818	$534,174
Quarter ending December 28, 2014	1,158	$78.10	869	$488,480
Quarter ended March 29, 2015	1,550	$78.57	1,434	$376,002
March 30, 2015 - April 26, 2015	192	$73.51	178	$362,898
April 27, 2015 - May 24, 2015	478	$77.33	264	$342,377
May 25, 2015 - June 28, 2015	321	$82.66	312	$316,587

Total	7,637	$75.04	6,875	$316,587

(1)	In addition to shares repurchased under the Board-authorized repurchase program shown above, we acquired 761,883 shares at a total cost of $58.8 million which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plans.
(2)	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See the section above for details regarding average price associated with these transactions.

Cumulative 5-year Return

The graph below compares Lam Research Corporation’s cumulative 5-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index, the Research Data Group, Incorporated (“RDG”) Semiconductor Composite index, and the Philadelphia (“PHLX”) Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our Common Stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2010 to June 30, 2015.

	6/10	6/11	6/12	6/13	6/14	6/15
Lam Research Corporation	100.00	116.34	99.16	116.50	178.05	216.61
NASDAQ Composite	100.00	132.14	142.90	169.55	223.20	253.21
S&P 500	100.00	130.69	137.81	166.20	207.10	222.47
RDG Semiconductor Composite	100.00	131.61	128.78	143.95	195.98	196.30
PHLX Semiconductor	100.00	135.83	139.10	165.22	223.35	233.52

Item 6.	Selected Financial Data

	Year Ended
	June 28, 2015 (1)	June 29, 2014 (1)	June 30, 2013 (1)	June 24, 2012 (1)	June 26, 2011
	(in thousands, except per share data)
OPERATIONS:
Revenue	$5,259,312	$4,607,309	$3,598,916	$2,665,192	$3,237,693
Gross margin	2,284,336	2,007,481	1,403,059	1,084,069	1,497,232
Goodwill impairment (2)	79,444	—	—	—	—
Restructuring charges, net	—	—	1,813	1,725	11,579
Operating income	788,039	677,669	118,071	237,733	804,285
Net income	655,577	632,289	113,879	168,723	723,748
Net income per share:
Basic	$4.11	$3.84	$0.67	$1.36	$5.86
Diluted	$3.70	$3.62	$0.66	$1.35	$5.79
Cash dividends declared per common share	$0.84	$0.18	$—	$—	$—
BALANCE SHEET:
Working capital	$3,639,488	$3,201,661	$2,389,354	$2,988,181	$2,592,506
Total assets	9,364,648	7,993,306	7,250,315	8,004,652	4,053,867
Long-term obligations, less current portion	1,388,335	1,198,221	1,170,048	1,255,600	903,263
Current portion of long-term debt and capital leases	1,359,650	518,267	520,686	514,655	4,782

(1)	Fiscal years 2015, 2014, and 2013 amounts include operating results of Novellus. Fiscal year 2012 amounts include 20 days of operating results of Novellus from the acquisition date of June 4, 2012. The Novellus acquisition was accounted for as a business combination in accordance with the applicable accounting guidance.
(2)	Goodwill impairment analysis during fiscal year 2015 resulted in a non-cash impairment charge upon our single-wafer clean reporting unit, extinguishing the goodwill ascribed to the reporting unit.

	Three Months Ended (1)
	June 28, 2015	March 29, 2015	December 28, 2014	September 28, 2014
	unaudited
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2015:
Revenue	$1,481,370	$1,393,333	$1,232,241	$1,152,368
Gross margin	641,538	600,602	536,657	505,539
Goodwill impairment	79,444	—	—	—
Operating income	191,035	239,965	188,741	168,298
Net income	131,271	206,285	176,940	141,081
Net income per share
Basic	$0.83	$1.30	$1.11	$0.87
Diluted	$0.74	$1.16	$1.00	$0.80
Number of shares used in per share calculations:
Basic	158,590	158,992	159,248	161,685
Diluted	176,575	177,531	177,046	177,118

	Three Months Ended (1)
	June 29, 2014	March 30, 2014	December 29, 2013	September 29, 2013
	unaudited
	(in thousands, except per share data)
QUARTERLY FISCAL YEAR 2014:
Revenue	$1,248,797	$1,227,392	$1,116,061	$1,015,059
Gross margin	557,036	530,798	487,789	431,858
Operating income	215,850	191,937	164,474	105,408
Net income	233,395	164,396	148,992	85,506
Net income per share
Basic	$1.44	$1.01	$0.92	$0.52
Diluted	$1.35	$0.96	$0.87	$0.50
Number of shares used in per share calculations:
Basic	162,215	162,238	162,305	162,896
Diluted	173,345	171,636	171,757	171,363

(1)	Our reporting period is a 52/53-week fiscal year. The fiscal years ended June 28, 2015 and June 29, 2014 included 52 weeks. All quarters presented above included 13 weeks.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations contains forward-looking statements, which are subject to risks, uncertainties and changes in condition, significance, value and effect. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this 2015 Form 10-K and other documents we file from time to time with the Securities and Exchange Commission. (See “Cautionary Statement Regarding Forward-Looking Statements” in Part I of this 2015 Form 10-K).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides a description of our results of operations and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in this 2015 Form 10-K. MD&A consists of the following sections:

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

Executive Summary

Lam Research has been an innovative supplier of wafer fabrication equipment and services to the semiconductor industry for more than 35 years. Our customers include semiconductor manufacturers that make memory, microprocessors, and other logic integrated circuits for a wide range of electronics; including cell phones, computers, tablets, storage devices, and networking equipment.

Our market-leading products are designed to help our customers build the smaller, faster, and more powerful devices that are necessary to power the capabilities required by end users. The process of integrated circuits fabrication consists of a complex series of process and preparation steps, and our product offerings in deposition, etch, and clean address a number of the most critical steps in the fabrication process. We leverage our expertise in semiconductor processing to develop technology and/or productivity solutions that typically benefit our customers through lower defect rates, enhanced yields, faster processing time, and reduced cost as well as by facilitating their ability to meet more stringent performance and design standards.

The semiconductor capital equipment industry has been highly competitive and characterized by rapid changes in demand. This cyclicality has been mitigated in recent years by market demands and consolidation among our customers. With a reduced number of customers, variability in their business plans may lead to changes in demand for Lam’s equipment and services. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices.

Demand for our products was strong throughout the fiscal year as semiconductor device manufacturers made capacity and technology investments. We expect growth in the overall wafer fabrication equipment market in calendar year 2015 compared to calendar year 2014 related to leading edge investments by our customers. Technology inflections in our industry, including FinFET transistors, 3D NAND, multiple patterning, and advanced packaging have led to an increase in the deposition and etch market sizes. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.

The following summarizes certain key annual financial information for the periods indicated below:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013	FY15 vs. FY14		FY14 vs. FY13
	(in thousands, except per share data and percentages)
Revenue	$5,259,312	$4,607,309	$3,598,916	$652,003	14.2%	$1,008,393	28.0%
Gross margin	$2,284,336	$2,007,481	$1,403,059	$276,855	13.8%	$604,422	43.1%
Gross margin as a percent of total revenue	43.4%	43.6%	39.0%	-0.2%		4.6%
Total operating expenses	$1,496,297	$1,329,812	$1,284,988	$166,485	12.5%	$44,824	3.5%
Net income	$655,577	$632,289	$113,879	$23,288	3.7%	$518,410	455.2%
Diluted net income per share	$3.70	$3.62	$0.66	$0.08	2.2%	$2.96	448.5%

Fiscal year 2015 revenues increased 14% compared to fiscal year 2014, reflecting the steady increase in technology inflections’ spending, as well as incremental market share gains. The small decrease in gross margin as a percentage of revenue for the fiscal year 2015 compared to fiscal year 2014 was due primarily to less favorable product mix partially offset by improved factory utilization due to higher production volumes.

Operating expenses in fiscal year 2015 increased as compared to fiscal year 2014 primarily related to continued investments in the next-generation research and development. In fiscal year 2015, we also recorded a goodwill impairment of approximately $79 million related to our single-wafer clean reporting unit.

Our cash and cash equivalents, short-term investments, and restricted cash and investments balances totaled approximately $4.2 billion as of June 28, 2015 compared to $3.2 billion as of June 29, 2014. This increase was primarily the result of $992 million net proceeds from March 2015 Senior Notes issuance. Cash flows provided from operating activities was $786 million for fiscal year 2015 compared to $717 million for fiscal year 2014. Cash flows provided from operating activities in fiscal 2015 was primarily used for $573 million in treasury stock purchases, $116 million in dividends paid to our stockholders, and $198 million of capital expenditures, and are partially offset by $66 million of treasury stock reissuance and common stock issuance resulting from our employee equity-based compensation programs.

Results of Operations

Shipments and Backlog

Shipments for fiscal year 2015 were approximately $5.5 billion and increased by 20% compared to fiscal year 2014. Shipments for fiscal year 2014 were approximately $4.6 billion and increased by 23% compared to fiscal year 2013. The increase in shipments during fiscal year 2015 as compared to fiscal year 2014, as well as the increase in shipments during fiscal year 2014 as compared to fiscal year 2013 related to continued strengthening of customer demand for semiconductor equipment.

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Shipments (in millions)	$5,472	$4,551	$3,714

Korea	26%	24%	16%
Taiwan	22%	21%	29%
United States	15%	15%	20%
Japan	14%	13%	11%
China	12%	15%	9%
Europe	6%	7%	8%
Southeast Asia	5%	5%	7%

The percentage of total semiconductor processing system shipments to each of the markets we serve were as follows for fiscal years 2015, 2014, and 2013.

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Memory	58%	60%	36%
Foundry	30%	30%	49%
Logic/integrated device manufacturing	12%	10%	15%

Our shipments to memory customers remained strong during fiscal year 2015 driven by mobile and enterprise demands. During fiscal year 2014, memory customer demand was higher due to node transitions in memory manufacturing, stable pricing for memory, and tight industry supply.

Unshipped orders in backlog as of June 28, 2015 were approximately $880 million and increased from approximately $866 million as of June 29, 2014. Our unshipped orders backlog includes orders for systems, spares, and services. Please refer to “Backlog” in Part I Item 1, “Business” of this report for a description of our policies for adding to and adjusting backlog.

Revenue

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Revenue (in millions)	$5,259	$4,607	$3,599

Korea	27%	24%	17%
Taiwan	21%	23%	29%
United States	17%	13%	20%
Japan	12%	14%	10%
China	12%	14%	9%
Europe	6%	7%	8%
Southeast Asia	5%	5%	7%

The revenue increase in fiscal year 2015 as compared to fiscal year 2014 reflected an increase in technology and capacity investments by our customers. The revenue increase in fiscal year 2014 as compared to fiscal year 2013 reflected increased customer and industry demand. Our revenue levels are generally correlated to the amount of shipments and our installation and acceptance timelines. The overall Asia region continues to account for a majority of our revenues as a substantial amount of the worldwide capacity additions for semiconductor manufacturing continues to occur in this region. Our deferred revenue balance was $518 million as of June 28, 2015 compared to $362 million as of June 29, 2014. Our deferred revenue balance does not include shipments to Japanese customers, to whom title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of customer acceptance. The anticipated future revenue value from shipments to Japanese customers was approximately $164 million as of June 28, 2015 compared to $34 million as of June 29, 2014.

Gross Margin

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013	FY15 vs. FY14		FY14 vs. FY13
	(in thousands, except percentages)
Gross margin	$2,284,336	$2,007,481	$1,403,059	$276,855	13.8%	$604,422	43.1%
Percent of total revenue	43.4%	43.6%	39.0%	-0.2%		4.6%

The decrease in gross margin as a percentage of revenue for fiscal year 2015 compared to fiscal year 2014 was due primarily to a less favorable product mix partially offset by improved factory utilization due to higher production volumes.

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

Research and Development

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013	FY15 vs. FY14		FY14 vs. FY13
	(in thousands, except percentages)
Research & development (“R&D”)	$825,242	$716,471	$683,688	$108,771	15.2%	$32,783	4.8%
Percent of total revenue	15.7%	15.6%	19.0%	0.1%		-3.4%

We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increase in R&D expense during fiscal year 2015 compared to fiscal year 2014 was primarily due to a $71 million increase in salaries and benefits related to increased headcount and higher incentive and equity compensation, a $12 million increase in supplies, a $5 million increase in depreciation and lab maintenance, and a $6 million increase in outside services.

The increase in R&D expense during fiscal year 2014 compared to fiscal year 2013 was primarily due to a $41 million increase in salaries and benefits related to higher headcount and higher incentive and equity compensation offset by a reduction of $7 million in supplies.

Selling, General and Administrative

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013	FY15 vs. FY14		FY14 vs. FY13
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$591,611	$613,341	$601,300	$(21,730)	-3.5%	$12,041	2.0%
Percent of total revenue	11.2%	13.3%	16.7%	-2.1%		-3.4%

The decrease in SG&A expense during fiscal year 2015 compared to fiscal year 2014 was due primarily to an $11 million decrease in integration costs, a $9 million decrease in costs associated with rationalization of product configurations, and an $8 million decrease related to impairment of long lived assets. This decrease is offset by an $8 million increase in compensation and benefits expense.

The increase in SG&A expense during fiscal year 2014 compared to fiscal year 2013 was due primarily to a net increase of $11 million in salaries, benefits and incentive compensation, $20 million increase in marketing expenses and outside services, $7 million in costs associated with rationalization of certain product configurations, $8 million of impairment of long lived assets, and a $5 million cost related to the renewal of our Fremont and Livermore buildings’ operating leases. This increase was offset by a $34 million reduction in integration costs and a $10 million reduction in amortization of intangible assets related to the Novellus integration.

Goodwill Impairment

Our annual goodwill impairment analysis for fiscal year 2015 resulted in a non-cash impairment charge upon our single-wafer clean reporting unit of $79 million, extinguishing the goodwill ascribed to the reporting unit. Uncertainty surrounding future revenue growth in certain products resulted in the estimated discounted cash flow falling below the carrying value of the goodwill balance.

Gain on Sale of Real Estate

During fiscal year 2014, we sold our interest in nonessential property in Palo Alto, California, resulting in $135 million in net proceeds and a realized gain of $83 million from the transaction.

Other Expense, Net

Other expense, net, consisted of the following:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Interest income	$19,268	$12,540	$14,737
Interest expense	(73,682)	(61,692)	(60,408)
Gains on deferred compensation plan related assets, net	9,071	9,559	9,764
Foreign exchange gains (losses), net	2,331	1,529	(6,808)
Other, net	(4,177)	668	(8,698)

	$(47,189)	$(37,396)	$(51,413)

The increase in interest expense during fiscal year 2015 as compared with fiscal years 2014 and 2013 was primarily due to the $1 billion Senior Note issuance in the March 2015 quarter.

Foreign exchange gains in fiscal year 2015 and 2014 and losses in fiscal years 2013 were related to un-hedged portions of the balance sheet exposures.

Other, net expense realized during fiscal year 2015 was primarily due to a settlement of matters relating to certain investment transactions. Other, net income realized during fiscal year 2014 was primarily due to a gain on the disposition of a private equity investment. Other, net expenses during fiscal year 2013 included a $4 million other-than-temporary impairment of a public equity investment recognized during the March 2013 quarter.

Income Tax Expense (benefit)

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands, except percentages)
Income tax expense (benefit)	$85,273	$91,074	$(47,221)
Effective tax rate	11.5%	12.6%	-70.8%

The decrease in the effective tax rate in fiscal year 2015 as compared to fiscal year 2014 was primarily due to geographic mix of income between higher and lower tax jurisdictions, and an increased federal tax benefit in fiscal year 2015 due to a retroactive reinstatement of the second half of fiscal year 2014 federal research and development tax credit in fiscal year 2015. The increase in the effective tax rate in fiscal year 2014 as compared to fiscal year 2013 was primarily due to the change in the level of income and geographic mix of income between higher and lower tax jurisdictions, U.S. income and applicable foreign withholding taxes on undistributed foreign earnings of certain of our foreign subsidiaries for 2014, reduced tax benefit in fiscal year 2014 due to the expiration of the federal research and development tax credit as of December 31, 2013, and tax benefits in fiscal year 2013 related to the recognition of previously unrecognized tax benefits due to the lapse of the statute of limitations and successful resolution of certain tax matters.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 7 of our Consolidated Financial Statements.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Our gross deferred tax assets, composed primarily of reserves and accruals that are not currently deductible and tax credit carryforwards, were $311 million and $343 million at the end of fiscal years 2015 and 2014, respectively. These gross deferred tax assets were offset by deferred tax liabilities of $318 million and $294 million at the end of fiscal years 2015 and 2014, respectively, and a valuation allowance of $86 million and $74 million at the end of fiscal years 2015 and 2014, respectively. The change in the gross deferred tax assets and deferred tax liabilities between fiscal year 2015 and 2014 is primarily due to the reclassification of deferred tax assets as a result of the adoption of Accounting Standards Update 2013-11, an accrual for future tax liabilities due to the expected repatriation of foreign earnings of certain foreign subsidiaries for 2015, and convertible debt accretion, offset by a decrease in deferred tax liabilities related to amortization of intangible assets.

Our fiscal years 2015 and 2014 valuation allowance of $86 million and $74 million primarily relate to California and certain foreign deferred tax assets.

As of our fiscal year end of June 28, 2015, we continue to record a valuation allowance to offset the entire California deferred tax asset balance due to the single sales factor apportionment election resulting in lower taxable income in California. We also continue to record valuation allowances on certain foreign entities’ net operating losses.

We evaluate if the deferred tax assets are realizable on a quarterly basis and will continue to assess the need for changes in valuation allowances, if any.

Uncertain Tax Positions

We re-evaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, and effectively settled issues under audit. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

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

The significant accounting policies used in the preparation of our financial statements are described in Note 2 of our Consolidated Financial Statements. Some of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as one that has both a material impact on our financial condition and results of operations and requires us to make difficult, complex, and/or subjective judgments, often regarding estimates about matters that are inherently uncertain.

We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have received customer acceptance or are otherwise released from our customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements using their relative selling prices, based on our best estimate of selling price. Our sales arrangements do not include a general right of return. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services upon completion of the services requested by a customer order. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer, but all conditions for revenue recognition have not been met, deferred revenue and deferred costs are recorded in deferred profit on our Consolidated Balance Sheet.

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs that approximate actual costs on a first-in, first-out basis. Finished goods are reported as inventories until the point of title transfer to the customer. Unless specified in the terms of sale, title generally transfers at the physical transfer of the products to the freight carriers. Transfer of title for shipments to Japanese customers occurs at the time of customer acceptance.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: We recognize the fair value of equity-based compensation expense. We determine the fair value of our restricted stock units (“RSUs”), excluding market-based performance RSUs, based upon the fair market value of our common stock at the date of grant, discounted for dividends. We estimate the fair value of our market-based performance RSUs using a Monte Carlo simulation model at the date of the grant. We estimate the fair value of our stock options and ESPP awards using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the award and we have elected to use the straight-line method of amortization.

We make quarterly assessments of the adequacy of our tax credit pool related to equity-based compensation to determine if there are any deficiencies that we are required to recognize in our Consolidated Statements of Operations. We will only recognize a benefit from equity-based compensation in paid-in-capital if we realize an incremental tax benefit after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of equity-based compensation on the research tax credit through the income statement rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital.

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

Goodwill represents the amount by which the purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. Each component of the Company for which discrete financial information is available and for which management regularly reviews the results of operations is considered a reporting unit. All goodwill acquired in a business combination is assigned to one or more reporting units as of the acquisition date. Goodwill is assigned to our reporting units that are expected to benefit from the synergies of the combination. The goodwill assigned to a reporting unit is the difference between the acquisition consideration assigned to the reporting unit on a relative fair value basis and the fair value of acquired assets and liabilities that can be specifically attributed to the reporting unit. We test goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. We amortize intangible assets with estimable useful lives over their respective estimated useful lives, and we review for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we will perform an impairment test at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units. Prior to this allocation of the assets to the reporting units, we assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In our goodwill impairment process we first assess qualitative factors to determine whether it is necessary to perform a quantitative analysis. We do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the reporting unit’s fair value is less than its carrying amount. Our most recent annual goodwill impairment analysis, which was performed as of the first day of our fourth quarter of fiscal year 2015, March 30, 2015, resulted in the recognition of a $79.4 million goodwill impairment charge on our single-wafer clean systems reporting unit. We did not record any goodwill impairment in fiscal years 2014 or 2013.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. We determine the fair value of our reporting units by using an income approach. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

In estimating the fair value of a reporting unit, we make estimates and judgments about the future cash flows of our reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates it is using to manage the underlying businesses, there is significant judgment involved in determining the cash flows attributable to a reporting unit. In addition, we make certain judgments about allocating shared assets to the estimated balance sheets of our reporting units. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

As a result, several factors could result in an impairment of a material amount of our goodwill balance in future periods, including, but not limited to: (1) weakening of the global economy, weakness in the semiconductor equipment industry, or our failure to reach internal forecasts, which could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units; and (2) a decline in our common stock price and resulting market capitalization, and to the extent we determine that the decline is sustained and indicates a reduction in the fair value of our reporting units below their carrying value. Further, the value assigned to intangible assets, other than goodwill, is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the asset to its realizable value.

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

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are required to adopt this standard starting in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We have not yet selected a transition method, and are in the process of determining the impact that the new standard will have on our Consolidated Financial Statements.

In April 2015, the FASB released Accounting Standards Update 2015-3 “Interest — Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are required to adopt this standard starting in the first quarter of fiscal year 2017, we do not anticipate that adoption will have a material impact on our Consolidated Financial Statements.

Liquidity and Capital Resources

Total gross cash, cash equivalents, short-term investments, and restricted cash and investments balances were $4.2 billion at the end of fiscal year 2015 compared to $3.2 billion at the end of fiscal year 2014. This increase was primarily the result of $992 million net proceeds from the March 2015 debt issuances. Approximately $2.2 billion of our total cash and investments as of both June 28, 2015 and June 29, 2014, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. dollars and, of which substantially all would be subject to tax at U.S. rates if it were to be repatriated. Refer to Note 7 of our Consolidated Financial Statements, included in Item 8 of this report, for information concerning the potential tax impact of repatriating earnings for certain non-U.S. subsidiaries that are permanently reinvested outside the United States.

Cash Flows from Operating Activities

Net cash provided by operating activities of $785.5 million during fiscal year 2015 consisted of (in millions):

Net income	$655.6
Non-cash charges:
Depreciation and amortization	277.9
Equity-based compensation	135.4
Deferred income taxes	6.0
Amortization of note discounts and issuance costs	37.6
Goodwill impairment	79.4
Long-lived asset impairment	10.0
Changes in operating asset and liability accounts	(420.9)
Other	4.5

$785.5

Significant changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $294.2 million, inventories of $207.5 million, and prepaid expenses and other assets of $52.5 million, combined with a decrease in accrued expenses and other liabilities of $29.5 million, partially offset by the following sources of cash: increases in accounts payable of $76.6 million and deferred profit of $86.1 million.

Cash Flows from Investing Activities

Net cash used for investing activities during fiscal year 2015 was $1,106.1 million, which was primarily due to net purchases of available-for-sale securities of $949.7 million, and capital expenditures of $198.3 million, partially offset by cash proceeds on the sale of business of $41.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during fiscal year 2015 was $378.5 million, which was primarily due to $992.2 million in proceeds from issuance of long-term debt, partially offset by $573.2 million in treasury stock repurchases and $116.1 million of dividends paid to stockholders.

Liquidity

Given the historical cyclical nature of the semiconductor equipment industry, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Based upon our current business outlook, we expect that our levels of cash, cash equivalents, and short-term investments at June 28, 2015 will be sufficient to support our presently anticipated levels of operations, investments, debt service requirements, and capital expenditures, through at least the next 12 months.

In the longer term, liquidity will depend to a great extent on our future revenues and our ability to appropriately manage our costs based on demand for our products and services. While we have substantial cash balances in the United States and offshore, we may require additional funding and need or choose to raise the required funds through borrowings or public or private sales of debt or equity securities. We believe that, if necessary, we will be able to access the capital markets on terms and in amounts adequate to meet our objectives. However, given the possibility of changes in market conditions or other occurrences, there can be no certainty that such funding will be available in needed quantities or on terms favorable to us.

Off-Balance Sheet Arrangements and Contractual Obligations

We have certain obligations to make future payments under various contracts, some of which are recorded on our balance sheet and some of which are not. Obligations that are recorded on our balance sheet in accordance with GAAP include our long-term debt which is outlined in the following table. Our off-balance sheet arrangements are presented as operating leases and purchase obligations in the table. Our contractual obligations and commitments as of June 28, 2015, relating to these agreements and our guarantees are included in the following table based on their contractual maturity date. The amounts in the table below exclude $203 million of liabilities related to uncertain tax benefits as we are unable to reasonably estimate the ultimate amount or time of settlement. See Note 7 of the Consolidated Financial Statements for further discussion.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Sublease Income
	(in thousands)
Operating Leases	$58,544	$17,593	$20,548	$10,071	$10,810	$(478)
Capital Leases	9,077	1,630	7,300	147	—	—
Purchase Obligations	193,855	189,954	1,961	1,940	—	—
Long-term Debt and Interest Expense (1)	3,361,407	508,717	562,790	598,122	1,691,778	—

Total	$3,622,883	$717,894	$592,599	$610,280	$1,702,588	$(478)

(1)	The conversion period for the Convertible Notes was open as of June 28, 2015 and as such the net carrying value of the Convertible Notes is included within current liabilities on our Consolidated Balance Sheet. The principal balances of the Converible Notes are reflected in the payment period in the table above based on the contractual maturity assuming no conversion. See Note 14 of our Consolidate Financial Statements for additional information concerning the Convertible Notes and associated conversion features.

Operating Leases

We lease most of our administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of our facility leases for buildings located in Fremont and Livermore, California, and certain other facility leases provide us with an option to extend the leases for additional periods or to purchase the facilities. Certain of our facility leases provide for periodic rent increases based on the general rate of inflation. In addition to amounts included in the table above, we have guaranteed residual values for certain of our Fremont and Livermore facility leases of up to $250 million. See Note 16 to the Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment lease obligations. The amounts in the table above include the interest portion of payment obligations.

Purchase Obligations

Purchase obligations consist of significant contractual obligations either on an annual basis or over multi-year periods related to our outsourcing activities or other material commitments, including vendor-consigned inventories. The contractual cash obligations and commitments table presented above contains our minimum obligations at June 28, 2015 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the preceding table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

Long-Term Debt

In May 2011, we issued and sold $450 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, we issued and sold $450 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. We pay cash interest at an annual rate of 0.5% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, on a semi-annual basis. The 2016 Notes and 2018 Notes may be converted into our Common Stock, under certain circumstances, based on a conversion rate of 16.0806 shares of our Common Stock per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $62.19 per share of our Common Stock. The conversion price will be subject to adjustment for certain corporate events, including dividends on our Common Stock. Concurrently with the issuance of the Notes, we purchased convertible note hedges and sold warrants, which were structured to reduce the potential future economic dilution associated with the conversion of the 2016 Notes and 2018 the Notes.

In June 2012, with the acquisition of Novellus, we assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” and collectively with the 2016 Notes and the 2018 Notes, the “Convertible Notes”). We pay cash interest at an annual rate of 2.625%, on a semi-annual basis. The 2041 Notes may be converted, under certain circumstances, into our Common Stock based on a conversion rate of 28.8585 shares of Common Stock per $1,000 principal amount of notes, which represents a conversion price of approximately $34.65 per share of Common Stock. The conversion price will be subject to adjustment for certain events, including dividends on our Common Stock.

During the quarter-ended June 28, 2015, the market value of our Common Stock was greater than or equal to 130% of the Convertible Notes conversion prices for 20 or more trading days of the 30 consecutive trading days preceding the quarter end. As a result, the Convertible Notes are convertible at the option of the holder and are classified as current liabilities in our Consolidated Balance Sheets for fiscal year 2015.

On March 12, 2015, we completed a public offering of $500 million aggregate principal amount of Senior Notes due March 15, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of Senior Notes due March 15, 2025 (the “2025 Notes,” together with the 2020 Notes, the “Senior Notes”, and collectively with the Convertible Notes, the “Notes”). We will pay interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year, beginning September 15, 2015.

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

During fiscal year 2015, 2014, and 2013, we made $1.5 million, $1.7 million, and $2.2 million, respectively, in principal payments on long-term debt and capital leases, respectively.

Revolving Credit Arrangements

On March 12, 2014, we entered into a $300 million revolving unsecured credit facility with a syndicate of lenders that matures on March 12, 2019. The facility includes an option for us to, subject to certain requirements, request an increase in the facility of up to an additional $200 million, for a potential total commitment of $500 million.

Proceeds from the credit facility can be used for general corporate purposes. Interest on amounts borrowed under the credit facility is, at our option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5% or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt. Principal, and any accrued and unpaid interest, is due and payable upon maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our rating described above. The credit facility contains certain restrictive covenants including maintaining a consolidated debt to total capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments, of no less than $1.0 billion. As of June 28, 2015, we had no borrowings outstanding under the credit facility and were in compliance with all financial covenants.

Other Guarantees

We have issued certain indemnifications to our lessors for taxes and general liability under some of our agreements. We have entered into certain insurance contracts that may limit our exposure to such indemnifications. As of June 28, 2015, we had not recorded any liability on our Consolidated Financial Statements in connection with these indemnifications, as we do not believe, based on information available, that it is probable that we will pay any amounts under these guarantees.

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

We provide guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 28, 2015, the maximum potential amount of future payments that we could be required to make under these arrangements and letters of credit was $15.5 million. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of June 28, 2015, our mutual funds are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Any material differences between the cost and fair value of trading securities is recognized as “Other income (expense)” in our Consolidated Statement of Operations. All of our other short-term investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Interest Rate Risk

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of June 28, 2015 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 28, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$177,567	$177,567	$177,567	$177,567	$177,567	$177,567	$177,567
Municipal Notes and Bonds	664,269	663,950	662,706	659,644	656,254	652,863	649,473
US Treasury & Agencies	360,447	359,598	356,415	352,223	347,915	343,611	339,307
Government-Sponsored Enterprises	54,961	54,678	54,032	53,365	52,696	52,025	51,355
Foreign Government Bonds	51,364	51,170	50,719	50,206	49,694	49,181	48,668
Bank and Corporate Notes	1,355,199	1,347,658	1,337,307	1,326,475	1,315,444	1,304,414	1,293,385
Mortgage Backed Securities - Residential	32,523	32,372	32,200	32,011	31,815	31,619	31,423
Mortgage Backed Securities - Commercial	143,246	142,688	142,066	141,426	140,788	140,148	139,509

Total	$2,839,576	$2,829,681	$2,813,012	$2,792,917	$2,772,173	$2,751,428	$2,730,687

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Long-Term Debt

As of June 28, 2015, we had $3.6 billion in principal amount of fixed-rate long-term debt outstanding, with a fair value of $3.9 billion. The fair value of our Notes is subject to interest rate risk, market risk, and other factors due to the convertible feature, as applicable. Generally, the fair value of Notes will increase as interest rates fall and decrease as interest rates rise. Additionally, the fair value of the Convertible Notes will increase as our Common Stock price increases and decrease as our Common Stock price decreases. The interest and market value changes affect the fair value of our Notes but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligations. We do not carry the Notes at fair value, but present the fair value of the principal amount of our Notes for disclosure purposes.

Equity Price Risk

Publicly Traded Securities

The values of our investments in publicly traded securities, including mutual funds related to our obligations under our deferred compensation plans, are subject to market price risk. The following table presents the hypothetical fair values of our publicly traded securities that would result from potential decreases and increases in the price of each security in the portfolio. Potential fluctuations in the price of each security in the portfolio of plus or minus 10%, 15%, or 25% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of June 28, 2015 were as follows:

	Valuation of Securities Given an X% Decrease in Stock Price			Fair Value as of June 28, 2015	Valuation of Securities Given an X% Increase in Stock Price
	(25%)	(15%)	(10%)	0.00%	10%	15%	25%
	(in thousands)
Mutual Funds	$25,097	$28,444	$30,117	33,463	$36,809	$38,482	$41,829

Foreign Currency Exchange (“FX”) Risk

We conduct business on a global basis in several major international currencies. As such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our revenues and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and euro-denominated and Korean won-denominated expenses.

We enter into foreign currency forward contracts to minimize the short-term impact of foreign currency exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily on Japanese yen-denominated revenues and euro-denominated and Korean won-denominated expenses.

To protect against the reduction in value of anticipated revenues denominated in Japanese yen and euro-denominated and Korean won-denominated expenses, we enter into foreign currency forward contracts that generally expire within 12 months, and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized. We also enter into foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain non-U.S.-dollar denominated monetary assets and liabilities, primarily third party accounts receivables, accounts payables and intercompany receivables and payables. The change in fair value of these balance sheet hedge contracts is recorded into earnings as a component of other income (expense), net and offsets the change in fair value of the foreign currency denominated monetary assets and liabilities also recorded in other income (expense), net, assuming the hedge contract fully covers the intercompany and trade receivable balances. The notional amount and unrealized gain of our outstanding forward contracts that are designated as cash flow hedges, as of June 28, 2015 are shown in the table below. This table also shows the change in fair value of these cash flow hedges assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent.

		Notional Amount	Unrealized FX Gain / (Loss) June 28, 2015	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Cash Flow Hedge
Sell	Japanese Yen	$18.9	$2.8	$1.6	$2.4
Buy	Korean Won	$7.3	($0.1)	$0.7	$1.1
Buy	Euro	$34.4	($0.2)	$3.4	$5.1

			$2.5	$5.7	$8.6

The notional amount and unrealized loss of our outstanding foreign currency forward contracts that are designated as balance sheet hedges, as of June 28, 2015 are shown in the table below. This table also shows the change in fair value of these balance sheet hedges, assuming a hypothetical foreign currency exchange rate movement of plus-or-minus 10 percent and plus-or-minus 15 percent. These changes in fair values would be offset in other income (expense), net, by corresponding change in fair values of the foreign currency denominated monetary assets and liabilities, assuming the hedge contract fully covers the intercompany and trade receivable balances.

		Notional Amount	Unrealized FX Gain / (Loss) June 28, 2015	Valuation of Fx Contracts Given an X% Increase (+)/Decrease(-) in Each
				+ / - (10%)	+ / - (15%)
		(in $ Millions)
Balance Sheet Hedge
Sell	Japanese Yen	$49.9	$—	$5.0	$7.5
Buy	Korean Won	$8.9	$—	$0.9	$1.3
Sell	Swiss Francs	$3.3	$—	$0.3	$0.5
Buy	Taiwan Dollar	$22.1	($0.4)	$2.1	$3.2
Buy	Euro	$4.0	$—	$0.4	$0.6

			($0.4)	$8.7	$13.1

Item 8.	Financial Statements and Supplementary Data

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Revenue	$5,259,312	$4,607,309	$3,598,916
Cost of goods sold	2,974,976	2,599,828	2,195,857

Gross margin	2,284,336	2,007,481	1,403,059
Research and development	825,242	716,471	683,688
Selling, general and administrative	591,611	613,341	601,300
Goodwill impairment	79,444	—	—

Total operating expenses	1,496,297	1,329,812	1,284,988

Operating income	788,039	677,669	118,071
Gain on sale of real estate	—	83,090	—
Other expense, net	(47,189)	(37,396)	(51,413)

Income before income taxes	740,850	723,363	66,658
Income tax (expense) benefit	(85,273)	(91,074)	47,221

Net income	$655,577	$632,289	$113,879

Net income per share:
Basic	$4.11	$3.84	$0.67

Diluted	$3.70	$3.62	$0.66

Number of shares used in per share calculations:
Basic	159,629	164,741	168,932

Diluted	177,067	174,503	173,430

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net income	$655,577	$632,289	$113,879

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(22,139)	4,192	5,303
Cash flow hedges:
Net unrealized gains during the period	1,595	8,004	10,607
Net gains reclassified into earnings	(4,388)	(10,892)	(7,573)

	(2,793)	(2,888)	3,034
Available-for-sale investments:
Net unrealized gains (losses) during the period	(5,389)	1,407	(3,844)
Net losses reclassified into earnings	71	165	4,137

	(5,318)	1,572	293
Defined benefit plans, net change in unrealized component	1,109	(2,838)	(3,505)

Other comprehensive income (loss), net of tax	(29,141)	38	5,125

Comprehensive income	$626,436	$632,327	$119,004

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 28, 2015	June 29, 2014
ASSETS
Cash and cash equivalents	$1,501,539	$1,452,677
Short-term investments	2,574,947	1,612,967
Accounts receivable, less allowance for doubtful accounts of $4,890 as of June 28, 2015 and $4,962 as of June 29, 2014	1,093,582	800,616
Inventories	943,346	740,503
Prepaid expenses and other current assets	157,435	176,899

Total current assets	6,270,849	4,783,662
Property and equipment, net	621,418	543,496
Restricted cash and investments	170,969	146,492
Goodwill	1,387,509	1,466,225
Intangible assets, net	728,140	894,078
Other assets	185,763	159,353

Total assets	$9,364,648	$7,993,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$300,203	$223,515
Accrued expenses and other current liabilities	649,438	604,296
Deferred profit	322,070	235,923
Current portion of convertible notes and capital leases	1,359,650	518,267

Total current liabilities	2,631,361	1,582,001
Senior notes, convertible notes, and capital leases, less current portion	1,001,382	817,202
Income taxes payable	202,930	258,357
Other long-term liabilities	184,023	122,662

Total liabilities	4,019,696	2,780,222
Commitments and contingencies
Temporary equity, convertible notes	241,808	183,349
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Commmon stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding - 158,531 shares at June 28, 2015 and 162,350 shares at June 29, 2014	159	162
Additional paid-in capital	5,366,773	5,239,567
Treasury stock, at cost, 99,562 shares at June 28, 2015 and 92,867 shares at June 24, 2014	(4,302,847)	(3,757,076)
Accumulated other comprehensive loss	(57,796)	(28,655)
Retained earnings	4,096,855	3,575,737

Total stockholders’ equity	5,103,144	5,029,735

Total liabilities and stockholders’ equity	$9,364,648	$7,993,306

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$655,577	$632,289	$113,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277,920	292,254	304,116
Deferred income taxes	5,551	7,537	(70,155)
Impairment of long-lived assets	9,821	11,632	—
Impairment of investment	—	—	3,711
Equity-based compensation expense	135,354	103,700	99,330
Income tax benefit (expense) on equity-based compensation plans	11,316	5,973	(483)
Excess tax (benefit) expense on equity-based compensation plans	(11,398)	(6,065)	539
Amortization of note discounts and issuance costs	37,550	35,482	33,920
Gain on sale of business	(7,431)
Gain on sale of real estate	—	(83,090)	—
Goodwill impairment	79,444	—	—
Other, net	12,656	12,669	37,201
Changes in operating asset and liability accounts:
Accounts receivable, net of allowance	(294,155)	(201,549)	162,634
Inventories	(207,462)	(190,058)	76,351
Prepaid expenses and other assets	(52,496)	(11,923)	518
Trade accounts payable	76,617	18,704	(58,081)
Deferred profit	86,146	10,886	60,205
Accrued expenses and other liabilities	(29,507)	78,608	(43,752)

Net cash provided by operating activities	785,503	717,049	719,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(198,265)	(145,503)	(160,795)
Business acquisitions, net of cash acquired	(1,137)	(30,227)	(9,916)
Purchases of available-for-sale securities	(3,086,808)	(1,312,244)	(1,097,956)
Sales and maturities of available-for-sale securities	2,137,068	1,028,278	1,039,551
Purchase of other investments	(2,500)	—	—
Issuance (repayment) of notes receivable	3,978	10,000	(10,000)
Proceeds from sale of assets	—	156,397	660
Proceeds from sale of business	41,212	—	—
Transfer of restricted cash and investments	356	28,085	(181)

Net cash used for investing activities	(1,106,096)	(265,214)	(238,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,515)	(1,658)	(2,234)
Net proceeds from issuance of long-term debt	992,225	—	—
Excess tax benefit (expense) on equity-based compensation plans	11,398	6,065	(539)
Treasury stock purchases	(573,240)	(244,859)	(955,661)
Dividends paid	(116,059)	—	—
Reissuances of treasury stock related to employee stock purchase plan	48,803	42,926	31,265
Proceeds from issuance of common stock	17,520	34,791	39,379
Other	(660)	—	—

Net cash provided by (used for) financing activities	378,472	(162,735)	(887,790)

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Effect of exchange rate changes on cash and cash equivalents	$(9,017)	$1,104	$4,215
Net increase (decrease) in cash and cash equivalents	48,862	290,204	(402,279)
Cash and cash equivalents at beginning of year	1,452,677	1,162,473	1,564,752

Cash and cash equivalents at end of year	$1,501,539	$1,452,677	$1,162,473

Schedule of noncash transactions
Accrued payables for stock repurchases	$3,255	$3,392	$—

Supplemental disclosures:
Cash payments for interest	$26,393	$26,489	$26,635

Cash payments for income taxes, net	$114,512	$18,157	$7,695

See Notes to Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total
Balance at June 24, 2012	186,656	$187	$4,943,539	$(2,636,936)	$(33,818)	$2,858,809	$5,131,781

Sale of common stock	3,301	3	39,377	—	—	—	39,380
Purchase of treasury stock	(28,157)	(28)	—	(934,780)	—	—	(934,808)
Income tax benefits on equity-based compensation plans	—	—	(483)	—	—	—	(483)
Reissuance of treasury stock	1,073	1	(622)	31,886	—	—	31,265
Equity-based compensation expense	—	—	99,310	—	—	—	99,310
Reclassification from temporary to permanent equity	—	—	3,423	—	—	—	3,423
Net income	—	—	—	—	—	113,879	113,879
Other comprehensive income	—	—	—	—	5,125	—	5,125

Balance at June 30, 2013	162,873	163	5,084,544	(3,539,830)	(28,693)	2,972,688	4,488,872

Sale of common stock	3,140	3	34,788	—	—	—	34,791
Purchase of treasury stock	(4,860)	(5)	—	(253,180)	—	—	(253,185)
Income tax benefits on equity-based compensation plans	—	—	5,973	—	—	—	5,973
Reissuance of treasury stock	1,197	1	6,991	35,934	—	—	42,926
Equity-based compensation expense	—	—	103,700	—	—	—	103,700
Reclassification from temporary to permanent equity	—	—	3,571	—	—	—	3,571
Net income	—	—	—	—	—	632,289	632,289
Other comprehensive income	—	—	—	—	38	—	38
Cash dividends declared ($.18 per common share)	—	—	—	—	—	(29,240)	(29,240)

Balance at June 29, 2014	162,350	162	5,239,567	(3,757,076)	(28,655)	3,575,737	5,029,735

Sale of common stock	2,876	4	17,519	—	—	—	17,523
Purchase of treasury stock	(7,638)	(8)	—	(573,096)	—	—	(573,104)
Income tax benefits on equity-based compensation plans	—	—	11,316	—	—	—	11,316
Reissuance of treasury stock	943	1	21,477	27,325	—	—	48,803
Equity-based compensation expense	—	—	135,354	—	—	—	135,354
Reclassification to temporary from permanent equity, net	—	—	(58,460)	—	—	—	(58,460)
Net income	—	—	—	—	—	655,577	655,577
Other comprehensive income	—	—	—	—	(29,141)	—	(29,141)
Cash dividends declared ($.84 per common share)	—	—	—	—	—	(134,459)	(134,459)

Balance at June 28, 2015	158,531	$159	$5,366,773	$(4,302,847)	$(57,796)	$4,096,855	$5,103,144

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2015

Note 1: Company and Industry Information

The Company designs, manufactures, markets, refurbishes and services semiconductor processing equipment used in the fabrication of integrated circuits. Semiconductor wafers are subjected to a complex series of process and preparation steps that result in the simultaneous creation of many individual integrated circuits. The Company leverages its expertise in the areas of deposition, etch, and single-wafer clean to develop processing solutions that are designed to benefit its customers through lower defect rates, enhanced yields, faster processing time, and/or reduced cost.

The Company sells its products and services primarily to companies involved in the production of semiconductors in United States, Europe, Taiwan, Korea, Japan, China, and Southeast Asia.

The semiconductor industry is cyclical in nature and has historically experienced periodic downturns and upturns. Today’s leading indicators of changes in customer investment patterns, such as electronics demand, memory pricing, and foundry utilization rates, may not be any more reliable than in prior years. Demand for the Company’s equipment can vary significantly from period to period as a result of various factors, including, but not limited to, economic conditions, supply, demand, and prices for semiconductors, customer capacity requirements, and the Company’s ability to develop and market competitive products. For these and other reasons, the Company’s results of operations for fiscal years 2015, 2014, and 2013 may not necessarily be indicative of future operating results.

Note 2: Summary of Significant Accounting Policies

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), requires management to make judgments, estimates, and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions it believes to be applicable, and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates.

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and the Company has received customer acceptance or is otherwise released from its customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, the Company recognizes revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, the Company recognizes revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, the Company recognizes revenue upon the delivery of the separate elements to the customer and when the Company receives customer acceptance or is otherwise released from its customer acceptance obligations. The Company allocates revenue from multiple-element arrangements among the separate elements using their relative selling prices based on the Company’s best estimate of selling price. The Company’s sales arrangements do not include a general right of return. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. The Company generally recognizes revenue related to sales of spare parts and system upgrade kits upon shipment. The Company generally recognizes revenue related to services upon completion of the services requested by a customer order. The Company recognizes revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer but all conditions for revenue recognition have not been met deferred revenue and deferred costs are recognized in deferred profit on the Consolidated Balance Sheet.

Inventory Valuation: Inventories are stated at the lower of cost or market using standard costs that approximate actual costs on a first-in, first-out basis. Finished goods are reported as inventories until the point of title transfer to the customer. Unless specified in the terms of sale, title generally transfers at the physical transfer of the products to the freight carriers. Transfer of title for shipments to Japanese customers occurs at the time of customer acceptance.

Management evaluates the need to record adjustments for impairment of inventory at least quarterly. The Company’s policy is to assess the valuation of all inventories including manufacturing raw materials, work-in-process, finished goods, and spare parts in each reporting period. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated market value if less than cost. Estimates of market value include, but are not limited to, management’s forecasts related to the Company’s future manufacturing schedules, customer demand, technological and/or market obsolescence, general semiconductor market conditions, and possible alternative uses. If future customer demand or market conditions are less favorable than the Company’s projections, additional inventory write-downs may be required and would be reflected in cost of goods sold in the period in which the revision is made.

Warranty: Typically, the sale of semiconductor capital equipment includes providing parts and service warranties to customers as part of the overall price of the system. The Company provides standard warranties for its systems. The Company records a provision for estimated warranty expenses to cost of sales for each system when it recognizes revenue. The Company does not maintain general or unspecified reserves; all warranty reserves are related to specific systems. All actual or estimated parts and labor costs incurred in subsequent periods are charged to those established reserves on a system-by-system basis.

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

Equity-based Compensation — Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: The Company recognizes the fair value of equity-based compensation expense. The Company determines the fair value of its restricted stock units (“RSUs”), excluding market-based performance RSUs, based upon the fair market value of Company’s common stock at the date of grant, discounted for dividends. The Company estimates the fair value of its market-based performance RSUs using a Monte Carlo simulation model at the date of the grant. The Company estimates the fair value of its stock options and ESPP awards using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. The Company amortizes the fair value of equity-based awards over the vesting periods of the award and the Company has elected to use the straight-line method of amortization.

The Company makes quarterly assessments of the adequacy of its tax credit pool related to equity-based compensation to determine if there are any deficiencies that it is required to recognize in the Company’s Condensed Consolidated Statements of Operations. The Company will only recognize a benefit from equity-based compensation in paid-in-capital if it realizes an incremental tax benefit after all other tax attributes currently available to us have been utilized. In addition, the Company has elected to account for the indirect benefits of equity-based compensation on the research tax credit through the income statement rather than through paid-in-capital. The Company also elected to net deferred tax assets and the associated valuation allowance related to net operating loss and tax credit carryforwards for the accumulated stock award tax benefits for income tax footnote disclosure purposes. The Company tracks these stock award attributes separately and will only recognize these attributes through paid-in-capital.

Income Taxes: Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the tax effect of carryforwards. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more-likely-than-not to be realized. Realization of our net deferred tax assets is dependent on future taxable income. The Company believes it is more-likely-than-not that such assets will be realized; however, ultimate realization could be negatively impacted by market conditions and other variables not known or anticipated at the time. In the event that the Company determines that it would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made. Likewise, if the Company later determine that it is more-likely-than-not that the deferred tax assets would be realized, then the previously provided valuation allowance would be reversed.

The Company recognizes the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The Company’s policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Goodwill represents the amount by which the purchase price in each business combination exceeds the fair value of the net tangible and identifiable intangible assets acquired. Each component of the Company for which discrete financial information is available and for which management regularly reviews the results of operations is considered a reporting unit. All goodwill acquired in a business combination is assigned to one or more reporting units as of the acquisition date. Goodwill is assigned to the Company’s reporting units that are expected to benefit from the synergies of the combination. The goodwill assigned to a reporting unit is the difference between the acquisition consideration assigned to the reporting unit on a relative fair value basis and the fair value of acquired assets and liabilities that can be specifically attributed to the reporting unit. The Company tests goodwill and identifiable intangible assets with indefinite useful lives for impairment at least annually. The Company amortizes intangible assets with estimable useful lives over their respective estimated useful lives, and the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable and the carrying amount exceeds its fair value.

The Company reviews goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, the Company would perform an impairment test at that date. In testing for a potential impairment of goodwill, the Company: (1) allocates goodwill to its reporting units to which the acquired goodwill relates; (2) estimates the fair value of its reporting units; and (3) determines the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, the Company must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In the Company’s goodwill impairment process it first assesses qualitative factors to determine whether it is necessary to perform a quantitative analysis. The Company does not calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The Company performed the most recent annual goodwill impairment analysis as of the first day of its fourth quarter of fiscal year 2015, March 30, 2015, resulted in an impairment charge on the Company’s single-wafer clean reporting unit of approximately $79.4 million. The Company did not record any goodwill impairment in fiscal years 2014 or 2013.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The Company determines the fair value of its reporting units by using an income approach. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn.

In estimating the fair value of a reporting unit, the Company makes estimates and judgments about the future cash flows of its reporting units, including estimated growth rates and assumptions about the economic environment. Although the Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates it is using to manage the underlying businesses, there is significant judgment involved in determining the cash flows attributable to a reporting unit. In addition, the Company makes certain judgments about allocating shared assets to the estimated balance sheets of its reporting units. Changes in judgment on these assumptions and estimates could result in a goodwill impairment charge.

As a result, several factors could result in impairment of a material amount of the Company’s goodwill balance in future periods, including, but not limited to: (1) weakening of the global economy, weakness in the semiconductor equipment industry, or failure of the Company to reach its internal forecasts, which could impact the Company’s ability to achieve its forecasted levels of cash flows and reduce the estimated discounted cash flow value of its reporting units; and (2) a decline in the Company’s stock price and resulting market capitalization, and to the extent the Company determines that the decline is sustained and indicates a reduction in the fair value of the Company’s reporting units below their carrying value. Further, the value assigned to intangible assets, other than goodwill, is based on estimates and judgments regarding expectations such as the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, the Company may be required to record an impairment charge to write down the asset to its realizable value.

The Company reviews indefinite-lived intangible assets for an impairment annually, or when events or circumstances indicate the carrying value may not be recoverable. Factors that may be a change in circumstances, indicating the carrying value of amortizable intangible assets may not be recoverable, include a reduced future cash flow estimate, and slower growth rates in the industry segment in which the Company participates. The Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. The Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The Company recognized a $4.0 million impairment charge related to indefinite-lived intangible asset during the year ended June 29, 2014. The Company did not record an impairment charge on indefinite-lived intangible assets during the years ended June 28, 2015 or June 30, 2013.

Impairment of Long-Lived Assets (Excluding Goodwill and indefinite-lived Intangibles): The Company routinely considers whether indicators of impairment of long-lived assets are present. If such indicators are present, the Company determines whether the sum of the estimated undiscounted cash flows attributable to the assets is less than their carrying value. If the sum is less, the Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value is determined by discounted future cash flows, appraisals or other methods. The Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the asset then becomes the asset’s new carrying value, which the Company depreciates over the remaining estimated useful life of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value. The Company recorded a $9.8 million and $7.6 million impairment loss on long-lived assets during the years ended June 28, 2015 and June 29, 2014, respectively. The Company did not record any impairment loss in the year ended June 30, 2013.

Fiscal Year: The Company follows a 52/53-week fiscal reporting calendar, and its fiscal year ends on the last Sunday of June each year. The Company’s most recent fiscal years ended on June 28, 2015, June 29, 2014, and June 30, 2013 and included 52 weeks, 52 weeks, and 53 weeks, respectively.

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

Foreign Currency Translation: The Company’s non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, primarily generate and expend cash in their local currency. Accordingly, all balance sheet accounts of these local functional currency subsidiaries are translated into U.S. dollars at the fiscal period-end exchange rate, and income and expense accounts are translated into U.S. dollars using average rates in effect for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting translation adjustments are recorded as cumulative translation adjustments and are a component of accumulated other comprehensive income (loss). Translation adjustments are recorded in other income (expense), net, where the U.S. dollar is the functional currency.

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

In May 2014, the FASB released Accounting Standards Update 2014-9 “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is required to adopt this standard starting in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or

(ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method, and is in the process of determining the impact that the new standard will have on its Consolidated Financial Statements.

In April 2015, the FASB released Accounting Standards Update 2015-3 “Interest — Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt this standard starting in the first quarter of fiscal year 2017, and does not anticipate the adoption will have a material impact on its Consolidated Financial Statements.

Note 4: Reclassifications

Certain amounts in fiscal years 2014 and 2013 financial statements have been reclassified to conform to the fiscal year 2015 presentation.

Note 5: Equity-Based Compensation Plans

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

The Company recognized the following equity-based compensation expense and benefits in the Condensed Consolidated Statements of Operations:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Equity-based compensation expense	$135,354	$103,700	$99,310
Income tax benefit recognized in the related to equity-based compensation	$23,660	$16,937	$17,647
Income tax benefit realized from the exercise and vesting of options and RSUs	$40,401	$31,993	$21,625

The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan, as amended and restated, and 2011 Stock Incentive Plan, as amended and restated (collectively the “Stock Plans”), provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Fair Market Value at Grant
June 24, 2012	3,902,077	$25.14	4,331,478	$41.01
Granted	288,867	$42.59	2,563,670	$38.76
Exercised	(1,546,028)	$25.47	N/A	N/A
Canceled	(73,993)	$26.24	(299,079)	$39.70
Vested restricted stock	N/A	N/A	(1,754,273)	$42.52

June 30, 2013	2,570,923	$26.87	4,841,796	$39.32
Granted	166,455	$51.76	2,811,602	$53.21
Exercised	(1,403,019)	$24.75	N/A	N/A
Canceled	(2,473)	$30.21	(281,476)	$41.16
Vested restricted stock	N/A	N/A	(1,736,453)	$40.39

June 29, 2014	1,331,886	$32.20	5,635,469	$45.83
Granted	76,659	$80.60	1,804,937	$79.74
Exercised	(564,558)	$31.05	N/A	N/A
Cancelled	(8,155)	$29.32	(174,879)	$50.16
Vested restricted stock	N/A	N/A	(2,311,439)	$41.17

June 28, 2015	835,832	$37.44	4,954,088	$60.13

Outstanding and exercisable options presented by price range at June 28, 2015 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$9.44-$19.05	130,682	0.52	$12.94	130,682	$12.94
$21.04-$25.60	89,907	0.30	$22.13	86,845	$22.08
$26.87-$29.68	193,978	0.86	$29.26	190,025	$29.32
$31.45-$35.68	30,042	0.21	$32.94	30,042	$32.94
$42.41-$80.60	391,223	2.53	$53.54	185,101	$43.58

$9.44-$51.76	835,832	4.42	$37.44	622,695	$29.29

As of June 28, 2015, there were a total of 5,789,920 shares subject to options and RSUs issued and outstanding under the Company’s Stock Plans. As of June 28, 2015, there were a total of 6,572,350 shares available for future issuance under the Stock Plans.

Stock Options

The fair value of the Company’s stock options granted during fiscal years 2015, 2014, and 2013, was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Expected volatility	34.45%	35.28%	36.60%
Risk-free interest rate	1.46%	1.39%	0.81%
Expected term (years)	4.80	4.78	4.79
Dividend yield	0.89%	—	—

The year-end intrinsic value relating to stock options for fiscal years 2015, 2014, and 2013 is presented below:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Intrinsic value - options outstanding	$37,961	$46,283	$44,919
Intrinsic value - options exercisable	$33,360	$31,653	$36,870
Intrinsic value - options exercised	$26,806	$41,379	$25,430

As of June 28, 2015, there was $2.9 million of total unrecognized compensation expense related to unvested stock options granted and outstanding; that expense is expected to be recognized over a weighted-average remaining vesting period of 2.1 years.

Restricted Stock Units

The fair value of the Company’s RSUs was calculated based upon the fair market value of the Company’s stock at the date of grant, discounted for dividends. As of June 28, 2015, there was $197.6 million of total unrecognized compensation expense related to all unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining vesting period of 2.1 years.

During the fiscal years 2015 and 2014, the Company issued certain RSUs with both a market condition and a service condition (market-based performance RSUs, or “market-based PRSUs”). Based upon the terms of such awards, the number of shares that can be earned over the performance periods is based on the Company’s Common Stock price performance compared to the market price performance of the Philadelphia Semiconductor Sector Index (“SOX”), ranging from 0% to 150% of target. The stock price performance or market price performance is measured using the closing price for the 50-trading days prior to the dates the performance period begins and ends. The target number of shares represented by the market-based PRSUs is increased by 2% of target for each 1% that Common Stock price performance exceeds the market price performance of the SOX index. The result of the vesting formula is rounded down to the nearest whole number. Total stockholder return is a measure of stock price appreciation in this performance period. As of June 28, 2015, 0.9 million market-based PRSUs were outstanding. These market-based PRSUs generally vest two or three years from the grant date and require continued employment. Stock compensation expense for the market-based PRSUs was $13.5 million and $3.8 million for the years ended June 28, 2015 and June 29, 2014, respectively. No market-based PRSUs were awarded in earlier periods.

The fair value of the Company’s market-based PRSUs granted during fiscal years 2015 and 2014, was calculated using a Monte Carlo simulation model at the date of the grant. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award:

	Year Ended
	June 28, 2015	June 29, 2014
Expected volatility	27.93%	29.27%
Risk-free interest rate	1.05%	0.55%
Expected term (years)	2.98	2.67
Dividend yield	0.89%	—

ESPP

The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allows employees to designate a portion of their base compensation to be deducted and used to purchase the Company’s Common Stock at a purchase price per share of the lower of 85% of the fair market value of the Company’s Common Stock on the first or last day of the applicable purchase period. Typically, each offering period lasts 12 months and comprises three interim purchase dates. The Plan Administrator (the Compensation Committee of the Board) is authorized to set a limit on the number of shares a plan participant can purchase on any single plan exercise date. During fiscal years 2015, 2014, and 2013, there was no increase to the number of shares of Lam Research Common Stock reserved for issuance under the 1999 ESPP.

During fiscal year 2015, a total of 943,055 shares of the Company’s Common Stock were sold to employees under the 1999 ESPP. At June 28, 2015, 7,434,523 shares were available for purchase under the 1999 ESPP.

The 1999 ESPP rights were valued using the Black-Scholes model. During fiscal years 2015, 2014, and 2013, the 1999 ESPP was valued using the following weighted-average assumptions:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Expected term (years)	0.67	0.68	0.64
Expected stock price volatility	27.60%	30.24%	32.42%
Risk-free interest rate	0.07%	0.07%	0.15%
Dividend Yield	0.69%	—	—

As of June 28, 2015, there was $2.6 million of total unrecognized compensation cost related to the 1999 ESPP that is expected to be recognized over a remaining vesting period of 2 months.

Note 6: Other Income (Expense), Net

The significant components of other income (expense), net, were as follows:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Interest income	$19,268	$12,540	$14,737
Interest expense	(73,682)	(61,692)	(60,408)
Gains on deferred compensation plan related assets, net	9,071	9,559	9,764
Foreign exchange gains (losses), net	2,331	1,529	(6,808)
Other, net	(4,177)	668	(8,698)

	$(47,189)	$(37,396)	$(51,413)

Note 7: Income Taxes

The components of income (loss) before income taxes were as follows:

	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
United States	$72,728	$78,076	$(46,392)
Foreign	668,122	645,287	113,050

	$740,850	$723,363	$66,658

Significant components of the provision (benefit) for income taxes attributable to income before income taxes were as follows:

	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Federal:
Current	$16,795	$31,762	$(1,096)
Deferred	12,115	10,692	(60,172)

	$28,910	$42,454	$(61,268)

State:
Current	$1,376	$3,192	$3,332
Deferred	158	(869)	(6,351)

	$1,534	$2,323	$(3,019)

Foreign:
Current	$61,551	$49,273	$20,640
Deferred	(6,722)	(2,976)	(3,574)

	$54,829	$46,297	$17,066

Total Provision (Benefit) for Income Taxes	$85,273	$91,074	$(47,221)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes, as well as the tax effect of carryforwards. Significant components of the Company’s net deferred tax assets and liabilities were as follows:

	June 28, 2015	June 29, 2014
	(in thousands)
Deferred tax assets:
Tax carryforwards	$129,234	$170,028
Allowances and reserves	131,079	126,895
Equity-based compensation	21,086	18,019
Inventory valuation differences	15,167	16,257
Other	13,942	12,661

Gross deferred tax assets	310,508	343,860
Valuation allowance	(85,620)	(74,439)

Net deferred tax assets	224,888	269,421
Deferred tax liabilities:
Intangible Assets	(64,725)	(87,329)
Convertible debt	(130,991)	(117,112)
Temporary differences for captial assets	(37,635)	(32,350)
Amortization of goodwill	(12,502)	(11,409)
Unremitted earnings of foreign subsidiaries	(66,412)	(40,286)
Other	(6,100)	(5,673)

Gross deferred tax liabilities	(318,365)	(294,159)

Net deferred tax liabilities	$(93,477)	$(24,738)

The change in the gross deferred tax assets, gross deferred tax liabilities and valuation allowance between fiscal year 2015 and 2014 is primarily due to the reclassification of deferred tax assets as a result of the adoption of Accounting Standards Updated 2013-11, accrual for future tax liabilities due to the expected repatriation of foreign earnings of certain foreign subsidiaries for 2015, and convertible debt accretion, offset by a decrease in deferred tax liabilities related to amortization of intangible assets. Realization of the Company’s net deferred tax assets is based upon the weighting of available evidence, including such factors as the recent earnings history and expected future taxable income. The Company believes it is more-likely-than-not that such deferred tax assets will be realized with the exception of $85.6 million primarily related to California and certain foreign deferred tax assets.

The provisions related to the tax accounting for equity-based compensation prohibit the recognition of a deferred tax asset for an excess benefit that has not yet been realized. As a result, the Company will only recognize an excess benefit from equity-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, the Company continued to elect to account for the indirect benefits of equity-based compensation such as the research and development tax credit through the Consolidated Statement of Operations.

At June 28, 2015, the Company had federal net operating loss carryforwards of approximately $126.3 million. The majority of these losses will begin to expire in fiscal year 2019, and are subject to limitations on their utilization.

As of June 28, 2015, the Company had state net operating loss carryforwards of approximately $36.7 million. If not utilized, the net operating loss carryforwards will begin to expire in fiscal year 2016, and are subject to limitations on their utilization.

At June 28, 2015, the Company had federal tax credit carryforwards of approximately $134.3 million, of which $19.2 million will begin to expire in fiscal year 2017 and $113.3 million will begin to expire in fiscal year 2030. The remaining balance of $1.8 million of credits may be carried forward indefinitely. The tax benefits relating to approximately $20.3 million of federal tax credit carryforwards will be credited to additional paid-in-capital when recognized.

At June 28, 2015, the Company had state tax credit carryforwards of approximately $236.4 million. Substantially all state tax credit carryforwards may be carried forward indefinitely.

At June 28, 2015, the Company had federal and state capital loss carryforwards of approximately $12.0 million, which will begin to expire in fiscal year 2020.

At June 28, 2015, the Company had foreign net operating loss carryforwards of approximately $31.2 million, of which approximately $10.2 million may be carried forward indefinitely and $21.0 million will begin to expire in fiscal year 2016.

A reconciliation of income tax expense provided at the federal statutory rate (35% in fiscal years 2015, 2014, and 2013) to actual income tax expense (benefit) is as follows:

	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Income tax expense computed at federal statutory rate	$259,297	$253,177	$23,332
State income taxes, net of federal tax benefit	(8,611)	1,884	(13,588)
Foreign income taxed at different rates	(175,581)	(164,130)	(40,255)
Tax credits	(24,416)	(15,650)	(42,593)
State valuation allowance, net of federal tax benefit	8,594	(1,707)	11,538
Equity-based compensation	28,845	23,167	20,318
Other permanent differences and miscellaneous items	(2,855)	(5,667)	(5,973)

	$85,273	$91,074	$(47,221)

Effective from fiscal year 2014 through June 2023, the Company has a 10 year tax ruling in Switzerland for one of its foreign subsidiaries. In the prior years, the Company had a tax holiday in Switzerland which was effective from fiscal year 2003 through June 2013. The impact of the tax ruling decreased taxes by approximately $4.8 million, $7.4 million and $10.8 million for fiscal years 2015, 2014 and 2013, respectively. The benefit of the tax ruling on diluted earnings per share was approximately $0.03 in fiscal year 2015, $ 0.04 in fiscal year 2014 and $0.06 in fiscal year 2013.

Unremitted earnings of the Company’s foreign subsidiaries included in consolidated retained earnings aggregated to approximately $3.3 billion at June 28, 2015. These earnings are indefinitely reinvested in foreign operations. If these earnings were remitted to the United States, they would be subject to U.S. and foreign withholding taxes of approximately $859.0 million at current statutory rates. The Company’s federal income tax provision includes U.S. income taxes on certain foreign-based income.

As of June 28, 2015, the total gross unrecognized tax benefits were $363.6 million compared to $352.1 million as of June 29, 2014 and $333.1 million as of June 30, 2013. During fiscal year 2015, gross unrecognized tax benefits increased by approximately $11.4 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $276.8 million, $269.4 million and $257.7 million, as of June 28, 2015, June 29, 2014 and June 30, 2013 respectively. The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(in thousands)
Balance as of June 24, 2012	$343,837
Settlements and effective settlements with tax authorities	(3,422)
Lapse of statute of limitations	(51,422)
Increases in balances related to tax positions taken during prior periods	11,352
Decreases in balances related to tax positions taken during prior periods	(11,281)
Increases in balances related to tax positions taken during current period	35,170
Tax positions assumed in Novellus transaction	8,880

Balance as of June 30, 2013	333,114
Lapse of statute of limitations	(16,048)
Increases in balances related to tax positions taken during prior periods	6,225
Decreases in balances related to tax positions taken during prior periods	(4,182)
Increases in balances related to tax positions taken during current period	33,003

Balance as of June 29, 2014	352,112
Settlements and effective settlements with tax authorities	(2,108)
Lapse of statute of limitations	(9,376)
Increases in balances related to tax positions taken during prior periods	3,729
Decreases in balances related to tax positions taken during prior periods	(12,615)
Increases in balances related to tax positions taken during current period	31,810

Balance as of June 28, 2015	$363,552

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued $35.5 million, $29.5 million and $25.5 million cumulatively, for gross interest and penalties as of June 28, 2015, June 29, 2014 and June 30, 2013, respectively.

The Company is subject to audits by state and foreign tax authorities. The Company is unable to make a reasonable estimate as to when cash settlements, if any, with the relevant taxing authorities will occur.

The Company files U.S. federal, U.S. state, and foreign income tax returns. As of June 28, 2015, tax years 2004-2014 remain subject to examination in the jurisdictions where the Company operates.

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

Note 8: Net Income Per Share

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

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands, except per share data)
Numerator:
Net income	$655,577	$632,289	$113,879

Denominator:
Basic average shares outstanding	159,629	164,741	168,932
Effect of potential dilutive securities:
Employee stock plans	3,193	2,864	2,558
Convertible notes	13,530	6,898	1,940
Warrants	715	—	—

Diluted average shares outstanding	177,067	174,503	173,430

Net income per share - basic	$4.11	$3.84	$0.67

Net income per share - diluted	$3.70	$3.62	$0.66

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Number of options and RSUs excluded	330	78	534

Diluted shares outstanding include the effect of the Convertible Notes. Diluted shares outstanding do not include any effect resulting from note hedges associated with the Company’s 2016 or 2018 Notes (as described in Note 14) as their impact would have been anti-dilutive.

Note 9: Financial Instruments

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

The Company’s primary financial instruments include cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and foreign currency related derivatives. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 14 to the Consolidated Financial Statements for additional information regarding the fair value of the Company’s Convertible Notes and Senior Notes.

Investments

The following table sets forth the Company’s cash, cash equivalents, short-term investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of June 28, 2015 and June 29, 2014:

	June 28, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$276,663	$—	$—	$276,663	$271,452	$—	$5,211	$—
Level 1:
Time Deposit	177,567	—	—	177,567	44,738	—	132,829	—
Money Market Funds	1,177,875	—	—	1,177,875	1,177,875	—	—	—
US Treasury and Agencies	349,009	72	(861)	348,220	—	315,291	32,929	—
Mutual Funds	30,584	2,926	(47)	33,463	—	—	—	33,463

Level 1 Total	$1,735,035	$2,998	$(908)	$1,737,125	$1,222,613	$315,291	$165,758	$33,463

Level 2:
Municipal Notes and Bonds	659,550	429	(335)	659,644	7,474	652,170	—	—
US Treasuries and Agencies	4,007	—	(4)	4,003	—	4,003	—	—
Government-Sponsored Enterprises	53,612	2	(249)	53,365	—	53,365	—	—
Foreign Government Bonds	50,336	31	(161)	50,206	—	50,206	—	—
Corporate Notes and Bonds	1,329,587	685	(3,797)	1,326,475	—	1,326,475	—	—
Mortgage Backed Securities - Residential	32,231	72	(292)	32,011	—	32,011	—	—
Mortgage Backed Securities - Commercial	141,988	44	(606)	141,426	—	141,426	—	—

Level 2 Total	$2,271,311	$1,263	$(5,444)	$2,267,130	$7,474	$2,259,656	$—	$—

Total	$4,283,009	$4,261	$(6,352)	$4,280,918	$1,501,539	$2,574,947	$170,969	$33,463

	June 29, 2014
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$285,031	$—	$—	$285,031	$279,126	$—	$5,905	$—
Level 1:
Time Deposit	132,549	—	—	132,549	—	—	132,549	—
Money Market Funds	1,168,261	—	—	1,168,261	1,168,261	—	—	—
US Treasury and Agencies	212,436	178	(27)	212,587	—	204,549	8,038	—
Mutual Funds	18,784	2,974	—	21,758	—	—	—	21,758

Level 1 Total	$1,532,030	$3,152	$(27)	$1,535,155	$1,168,261	$204,549	$140,587	$21,758

Level 2:
Municipal Notes and Bonds	334,329	1,108	(4)	335,433	5,290	330,143	—	—
Government-Sponsored Enterprises	27,666	41	(15)	27,692	—	27,692	—	—
Foreign Government Bonds	35,438	57	(28)	35,467	—	35,467	—	—
Corporate Notes and Bonds	874,540	2,034	(335)	876,239	—	876,239	—	—
Mortgage Backed Securities - Residential	27,067	59	(182)	26,944	—	26,944	—	—
Mortgage Backed Securities - Commercial	112,642	100	(809)	111,933	—	111,933	—	—

Level 2 Total	$1,411,682	$3,399	$(1,373)	$1,413,708	$5,290	$1,408,418	$—	$—

Total	$3,228,743	$6,551	$(1,400)	$3,233,894	$1,452,677	$1,612,967	$146,492	$21,758

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. Net realized gains (losses) on investments included other-than-temporary impairment charges of $3.7 million in fiscal year 2013. There were no other-than-temporary impairment charges in fiscal year 2015 or 2014. Additionally, gross realized gains/(losses) from sales of investments were $2.8 million and $(2.1) million in fiscal year 2015, $1.5 million and $(2.0) million in fiscal year 2014, and $1.6 million and $(1.5) million in fiscal year 2013, respectively.

The following is an analysis of the Company’s cash, cash equivalents, short-term investments, and restricted cash and investments in unrealized loss positions:

	June 28, 2015
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$272,388	$(335)	$—	$—	$272,388	$(335)
US Treasury & Agencies	296,237	(865)	—	—	296,237	(865)
Retail Funds	3,532	(47)	—	—	3,532	(47)
Government-Sponsored Enterprises	49,184	(249)	—	—	49,184	(249)
Foreign Government Bonds	34,882	(161)	—	—	34,882	(161)
Corporate Notes and Bonds	889,064	(3,750)	16,586	(47)	905,650	(3,797)
Mortgage Backed Securities - Residential	20,913	(196)	2,190	(96)	23,103	(292)
Mortgage Backed Securities - Commercial	100,388	(431)	19,729	(175)	120,117	(606)

	$1,666,588	$(6,034)	$38,505	$(318)	$1,705,093	$(6,352)

The amortized cost and fair value of cash equivalents, short-term investments, and restricted cash and investments with contractual maturities are as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,651,592	$1,651,673
Due after one year through five years	1,944,674	1,940,529
Due in more than five years	379,496	378,590

	$3,975,762	$3,970,792

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

Cash Flow Hedges

The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-US dollar transactions or cash flows, primarily from Japanese yen-denominated revenues and euro-denominated and Korean won-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using foreign currency forward contracts that generally expire within twelve months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

In addition, during the twelve months ended June 28, 2015, the Company entered into and settled a series of forward-starting interest rate swap agreements, with a total notional value of $375 million, to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt during the three months ended March 29, 2015. The effective portion of the contracts’ loss is included in accumulated other comprehensive (loss) and will amortize into income as the hedged item impacts earnings.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the twelve months ended June 28, 2015 or June 29, 2014 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of June 28, 2015, the Company had losses of $2.9 million accumulated in other comprehensive income, net of tax, including, $0.2 million gains related to foreign exchange which it expects to reclassify from other comprehensive income into earnings over the next 12 months and $3.1 million losses related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 9.7 years.

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

As of June 28, 2015, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$18,946	$—	$49,924
Swiss franc	—	—	—	3,346
Euro	34,377	—	4,049	—
Korean won	7,269	—	8,945	—
Taiwan dollar	—	—	33,239	11,162

	$41,646	$18,946	$46,233	$64,432

The fair value of derivatives instruments in the Company’s consolidated balance sheet as of June 28, 2015 and June 29, 2014 were as follows:

	June 28, 2015				June 29, 2014
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$3,388	Accrued liabilities	$957	Prepaid expense and other assets	$483	Accrued liabilities	$805
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	8	Accrued liabilities	960	Prepaid expense and other assets	1,109	Accrued liabilities	118

Total derivatives		$3,396		$1,917		$1,592		$923

Under the master agreements with the respective counterparties to the Company’s foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis in the Company’s balance sheet. As of June 28, 2015, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $1.9 million, resulting in a net derivative asset of $1.5 million. As of June 29, 2014, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $0.5 million, resulting in a net derivative asset of $1.1 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral related to these derivative transactions.

The effect of derivative instruments designated as cash flow hedges, before tax, on the Company’s Consolidated Statements of Operations was as follows:

		Year Ended June 28, 2015			Year Ended June 29, 2014
	Location of Gain (Loss) Recognized in or Reclassified into Income	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
Derivatives Designated as Hedging Instruments		Gain (Loss) Reconginzed in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain Recognized in AOCI	Gain Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
		(in thousands)			(in thousands)
Foreign Exchange Contracts	Revenue	$13,678	$11,375	$258	$7,939	$9,027	$277
Foreign Exchange Contracts	Cost of goods sold	(6,318)	(4,349)	(75)	812	2,393	(52)
Foreign Exchange Contracts	Selling, general, and administrative	(2,579)	(2,618)	(39)	318	1,087	(23)
Interest Rate Contracts	Other expense, net	(5,071)	(112)	(231)	—	—	—

		$(290)	$4,296	$(87)	$9,069	$12,507	$202

The effect of derivative instruments not designated as cash flow hedges on the Company’s Consolidated Statement of Operations was as follows:

		Year Ended
		June 28, 2015	June 29, 2014
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$1,784	$8,205

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

Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings, ae performed on all new customers and the Company monitors its customers’ financial statements and payment performance. In general, the Company does not require collateral on sales.

As of June 28, 2015, four customers accounted for approximately 17%, 13%, 12%, and 11% of accounts receivable. As of June 29, 2014, four customers accounted for approximately 15%, 13%, 12%, and 12% of accounts receivable. No other customers accounted for more than 10% of accounts receivable.

Note 10: Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	June 28, 2015	June 29, 2014
	(in thousands)
Raw materials	$566,645	$449,623
Work-in-process	141,264	126,564
Finished goods	235,437	164,316

	$943,346	$740,503

Note 11: Property and Equipment

Property and equipment, net, consist of the following:

	June 28, 2015	June 29, 2014
	(in thousands)
Manufacturing, engineering and office equipment	$717,788	$612,688
Computer equipment and software	137,623	131,184
Land	53,391	52,784
Buildings	238,631	199,544
Leasehold improvements	81,899	80,569
Furniture and fixtures	21,629	20,026

	1,250,961	1,096,795
Less: accumulated depreciation and amortization	(629,543)	(553,299)

	$621,418	$543,496

Depreciation expense, including amortization of capital leases, during fiscal years 2015, 2014, and 2013, was $120.3 million, $129.1 million, and $126.5 million, respectively. During the fiscal year 2015, the Company invested $12.7 million to purchase a commercial building in Fremont, California.

During the fiscal year 2014, the Company recorded an $83.1 million gain on sale of real estate in the Consolidated Statement of Operations in fiscal year 2014. No significant gains on sale were realized in fiscal year 2015 or 2013.

Note 12: Goodwill and Intangible Assets

Goodwill

The balance of Goodwill decreased to $1.4 billion as of June 28, 2015, as compared to, $1.5 billion as of June 29, 2014. The primarily cause of the decrease was recognition of a $79.4 million impairment on the Company’s single-wafer clean reporting unit during the quarter ended June 28, 2015. Uncertainty surrounding future revenue growth in certain products resulted in the estimated discounted cash flows falling below the carrying value of the goodwill balance. Following fiscal year 2015’s impairment, there is no remaining balance of the Company’s goodwill attributable to the single-wafer clean systems reporting unit.

Of the $1.4 billion goodwill balance, $61.1 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets

The following table provides the Company’s intangible assets, other than goodwill, as of June 28, 2015:

	Gross	Accumulated Amortization	Net
		(in thousands)
Customer relationships	$615,490	$(234,968)	$380,522
Existing technology	643,919	(313,071)	330,848
Patents	33,553	(26,431)	7,122
Other intangible assets	35,914	(35,366)	548

Intangible assets subject to amortization	1,328,876	(609,836)	719,040
Development rights	9,100		9,100

Intangible assets not subject to amortization	9,100		9,100

Total intangible assets	$1,337,976	$(609,836)	$728,140

The following table provides details of the Company’s intangible assets, other than goodwill, as of June 29, 2014:

	Gross	Accumulated Amortization	Net
		(in thousands)
Customer relationships	$615,618	$(169,162)	$446,456
Existing technology	643,922	(224,246)	419,676
Patents	32,253	(24,407)	7,846
Other intangible assets	35,270	(35,270)	—

Intangible assets subject to amortization	1,327,063	(453,085)	873,978
In process research and development	11,000		11,000
Development rights	9,100		9,100

Intangible assets not subject to amortization	20,100		20,100

Total intangible assets	$1,347,163	$(453,085)	$894,078

The Company recognized $157.7 million, $163.2 million, and $177.6 million in intangible asset amortization expense during fiscal years 2015, 2014, and 2013, respectively. The Company recognized a $9.8 million impairment of existing technology during the fiscal year 2015, resulting from current market demand for the technology. The Company recognized a $4.0 million impairment of in process research and development during fiscal year 2014, due to the cancellation of a project.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of June 28, 2015 was as follows:

Fiscal Year	Amount
(in thousands)
2016	$156,074
2017	154,122
2018	152,918
2019	114,846
2020	49,700
Thereafter	91,380

$719,040

Note 13: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 28, 2015	June 29, 2014
	(in thousands)
Accrued compensation	$314,516	$311,054
Warranty reserves	93,209	68,324
Income and other taxes payable	39,275	93,934
Dividend payable	47,659	29,240
Other	154,779	101,744

	$649,438	$604,296

Note 14: Long Term Debt and Other Borrowings

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

In June 2012, with the acquisition of Novellus, the Company assumed $700 million in aggregate principal amount of 2.625% Convertible Senior Notes due May 2041 (the “2041 Notes,” collectively with the 2016 Notes and the 2018 Notes, the “Convertible Notes”). The Company pays cash interest at an annual rate of 2.625%, on a semi-annual basis on May 15 and November 15 of each year on the 2041 Notes. The 2041 Notes also have a contingent interest payment provision that may require the Company to pay additional interest, up to 0.60% per year, based on certain thresholds, beginning with the semi-annual interest payment on May 15, 2021, and upon the occurrence of certain events, as outlined in the indenture governing the 2041 Notes.

The Company separately accounts for the liability and equity components of the Convertible Notes. The initial liability components of the Convertible Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the following table, respectively. The equity component was initially valued equal to the principle value of the notes, less the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without a conversion feature, which equated to the initial debt discount.

Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the following table. The conversion rates are adjusted for certain corporate events, including dividends on the Company’s Common Stock. At June 28, 2015, the market value of the Company’s Common Stock was greater than 130% of the Convertible Notes conversion prices for 20 or more of the 30 consecutive trading days preceding the quarter end. As a result, the Convertible Notes are convertible at the option of the bondholder. The carrying amount of the Convertible Notes was classified in current liabilities and a portion of the equity component, representing the unamortized debt discount, was classified in temporary equity on the Company’s Consolidated Balance Sheets. Upon closure of the conversion period, the 2018 and 2041 Notes not converted will be reclassified back into noncurrent liabilities, the 2016 Notes will remain in current liabilities due to its scheduled maturity, and the temporary equity will be reclassified into permanent equity. At June 29, 2014 the 2041 Notes were convertible at the option of the bondholder.

As of June 28, 2015 and June 29, 2014, the Convertible Notes consisted of the following:

	June 28, 2015			June 29, 2014
	2016 Notes	2018 Notes	2041 Notes	2016 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying value, long-term	$—	$—	$—	$419,561	$387,338	$—
Carrying value, current portion	435,493	402,320	520,313	—	—	516,586
Unamortized discount	14,507	47,680	179,622	30,439	62,662	183,349

Principal amount	$450,000	$450,000	$699,935	$450,000	$450,000	$699,935

Carrying amount of permanent equity component, net of tax	$61,723	$57,215	$148,487	$76,230	$104,895	$144,760
Carrying amount of temporary equity component, net of tax	$14,507	$47,679	$179,622	$—	$—	$183,349
Remaining amortization period (years)	0.9	2.9	25.9
Effective interest rate on liability component	4.29%	5.27%	4.28%
Fair Value of Notes (Level 2)	$604,004	$643,500	$1,679,844
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.0806	16.0806	28.8585
Conversion price (per share of common stock)	$62.19	$62.19	$34.65
If-converted value in excess of par value	$149,598	$149,598	$973,758

Convertible Note Hedges and Warrants

Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company purchased a convertible note hedge and sold warrants. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of June 28, 2015, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2016 Notes and 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 and 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes and 2018 Notes. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

The following table presents the details of the warrants and convertible note hedge arrangements as of June 28, 2015:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Number of shares to be delivered upon exercise	7,236	7,236
Exercise price	$70.40	$75.10
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	7,236	7,236
Exercise price	$62.19	$62.19

Senior Notes

On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March 2025 (the “2025 Notes”, together with the 2020 Notes, the “Senior Notes”). The Company will pay interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year, beginning September 15, 2015.

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

As of June 28, 2015 the Senior Notes consisted of the following:

	June 28, 2015
	2020 Notes	2025 Notes
	(in thousands, except years)
Carrying value, long-term	$497,053	$496,907
Unamortized discount	2,947	3,093

Principal amount	$500,000	$500,000

Remaining amortization period (years)	4.7	9.7
Fair Value of Notes (Level 2)	$497,805	$492,945

Interest Cost

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes and the Convertible Notes during the twelve months ended June 29, 2015, June 28, 2014, and June 30, 2013.

	Twelve Months Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Contractual interest coupon	$36,074	$26,248	$26,248
Amortization of interest discount	34,886	33,065	31,560
Amortization of issuance costs	2,435	2,362	2,362
Amortization of interest rate contract	113	—	—

Total interest cost recognized	$73,508	$61,675	$60,170

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

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a total consolidated indebtedness to consolidated capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of June 28, 2015, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

Contractual Obligations

The Company’s contractual cash obligations relating to its Convertible Notes and other long-term debt as of June 28, 2015 were as follows:

Long-term Debt
(in thousands)
Payments due by period:
2016*	$1,599,935
2017	—
2018	—
2019	—
2020	500,000
Thereafter	500,000

Total	2,599,935
Current portion of long-term debt	1,599,935

Long-term debt	$1,000,000

*	As noted above, the conversion periods for the Convertible Notes are open as of June 28, 2015. As there is the potential for conversion at the option of the holder, the principal balance of the 2018 and 2041 Notes have been included in the one year payment period. As of August 6, 2015, none of the Convertible Notes have been converted during fiscal year 2015 or 2014.

Note 15: Retirement and Deferred Compensation Plans

Employee Savings and Retirement Plan

The Company maintains a 401(k) retirement savings plan for its eligible employees in the United States. Each participant in the plan may elect to contribute from 1% to 75% of annual eligible earnings to the plan, subject to statutory limitations. The Company makes matching employee contributions in cash to the plan at the rate of 50% of the first 6% of earnings contributed. Employees participating in the 401(k) retirement savings plan are fully vested in the Company matching contributions, and investments are directed by participants. The Company made matching contributions of $11.8 million, $10.2 million, and $8.7 million, in fiscal years 2015, 2014, and 2013, respectively.

Deferred Compensation Arrangements

The Company has an unfunded, non-qualified deferred compensation plan whereby certain executives may defer a portion of their compensation. Participants earn a return on their deferred compensation based on their allocation of their account balance among various mutual funds. The Company controls the investment of these funds and the participants remain general creditors of the Company. Participants are able to elect the payment of benefits on a specified date at least three years after the opening of a deferral subaccount or upon retirement. Distributions are made in the form of lump sum or annual installments over a period of up to 20 years as elected by the participant. If no alternate election has been made, a lump sum payment will be made upon termination of a participant’s employment with the Company. As of June 28, 2015 and June 29, 2014 the liability of the Company to the plan participants was $113.4 million and $93.8 million, respectively, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of June 28, 2015 and June 29, 2014 the Company had investments in the aggregate amount of $138.9 million and $116.7 million, respectively, which correlate to the deferred compensation obligations, which were recorded in other assets on the Consolidated Balance Sheets.

Postretirement Healthcare Plan

The Company maintains a postretirement healthcare plan for certain executive and director retirees. Coverage continues through the duration of the lifetime of the retiree or the retiree’s spouse, whichever is longer. The benefit obligation was $30.2 million and $29.0 million as of June 28, 2015 and June 29, 2014, respectively.

Note 16: Commitments and Contingencies

The Company has certain obligations to make future payments under various contracts, some of these are recorded on its balance sheet and some are not. Obligations that are recorded on the Company’s balance sheet include the Company’s capital lease obligations. Obligations that are not recorded on the Company’s balance sheet include contractual relationships for operating leases, purchase obligations, and certain guarantees. The Company’s commitments relating to capital leases and off-balance sheet agreements are included in the tables below. These amounts exclude $202.9 million of liabilities related to uncertain tax benefits because the Company is unable to reasonably estimate the ultimate amount or time of settlement. See Note 7 of the Consolidated Financial Statements for further discussion.

Capital Leases

Capital leases reflect building and office equipment leases. The Company’s contractual cash obligations relating to its existing capital leases, including interest, as of June 28, 2015 were as follows:

Capital Leases
(in thousands)
Payments due by period:
2016	$1,630
2017	7,223
2018	77
2019	77
2020	70

Total	9,077
Interest on capital leases	131

Current portion of capital leases	1,524

Long-term portion of capital leases	$7,422

Operating Leases and Related Guarantees

The Company leases the majority of its administrative, R&D and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating leases. Certain of the Company’s facility leases for buildings located at its Fremont, California headquarters and certain other facility leases provide the Company with options to extend the leases for additional periods or to purchase the facilities. Certain of the Company’s facility leases provide for periodic rent increases based on the general rate of inflation. The Company’s rental expense for facilities occupied during fiscal years 2015, 2014, and 2013 was approximately $15 million, $12 million, and $14 million, respectively.

The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company is required to maintain cash collateral in an aggregate of approximately $132.5 million in separate interest-bearing accounts, and marketable securities collateral in an aggregate of approximately $32.9 million, as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of June 28, 2015.

During the term of the Operating Leases and when the terms of the Operating Leases expire, the property subject to those Operating Leases may be remarketed. The Company has guaranteed to the lessor that each property will have a certain minimum residual value. The aggregate guarantee made by the Company under the Operating Leases is generally no more than $219.0 million; however, under certain default circumstances, the guarantee with regard to an Operating Lease may be 100% of the lessor’s aggregate investment in the applicable property, which in no case will exceed $249.9 million, in the aggregate.

The Company’s contractual cash obligations with respect to operating leases, excluding the residual value guarantees discussed above, as of June 28, 2015 were as follows:

Operating Leases
(in thousands)
Payments due by period:
2016	$17,593
2017	14,004
2018	6,544
2019	5,223
2020	4,847
thereafter	10,811
Less: Sublease Income	(478)

Total	$58,544

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into insurance contracts that are intended to limit its exposure to such indemnifications. As of June 28, 2015, the Company had not recorded any liability on its Consolidated Financial Statements in connection with these indemnifications, as it does not believe that it is probable that any amounts will be paid under these guarantees.

Generally, the Company indemnifies, under pre-determined conditions and limitations, its customers for infringement of third-party intellectual property rights by the Company’s products or services. The Company seeks to limit its liability for such indemnity to an amount not to exceed the sales price of the products or services subject to its indemnification obligations. The Company does not believe that it is probable that any material amounts will be paid under these guarantees.

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of June 28, 2015, the maximum potential amount of future payments that the Company could be required to make under these arrangements and letters of credit was $15.5 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Purchase Obligations

Purchase obligations consist of non-cancelable significant contractual obligations either on an annual basis or over multi-year periods. The contractual cash obligations and commitments table presented below contains the Company’s minimum obligations at June 28, 2015 under these arrangements and others. For obligations with cancellation provisions, the amounts included in the following table were limited to the non-cancelable portion of the agreement terms or the minimum cancellation fee. Actual expenditures will vary based on the volume of transactions and length of contractual service provided.

The Company’s commitments related to these agreements as of June 28, 2015 were as follows:

Purchase Obligations
(in thousands)
Payments due by period:
2016	$189,955
2017	980
2018	980
2019	970
2020	970

Total	$193,855

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Year Ended
	June 28, 2015	June 29, 2014
	(in thousands)
Balance at beginning of period	$69,385	$58,078
Warranties issued during the period	119,119	87,922
Settlements made during the period	(100,196)	(80,280)
Changes in liability for pre-existing warranties	4,901	3,665

Balance at end of period	$93,209	$69,385

Legal Proceedings

While the Company is not currently a party to any legal proceedings that it believes material, the Company is either a defendant or plaintiff in various actions that have arisen from time to time in the normal course of business, including intellectual property claims. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. To the extent there is a reasonable possibility that the losses could exceed the amounts already accrued, the Company believes that the amount of any such additional loss would be immaterial to the Company’s business, financial condition, and results of operations.

Note 17: Stock Repurchase Program

On April 29, 2014, the Board of Directors authorized the repurchase of up to $850 million of Common Stock. These repurchases can be conducted on the open market or as private purchases and may include the use of derivative contracts with large financial institutions, in all cases subject to compliance with applicable law. Repurchases are funded using the Company’s on-shore cash and on-shore cash generation. This repurchase program has no termination date and may be suspended or discontinued at any time.

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share*	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 29, 2014				$830,895
Quarter ended September 28, 2014	3,818	$296,721	$70.01	$534,174
Quarter ended December 28, 2014	869	$45,694	$77.31	$488,480
Quarter ended March 29, 2015	1,434	$112,477	$78.45	$376,003
Quarter ended June 28, 2015	754	$59,416	$78.80	$316,587

*	Average price paid per share excludes accelerated share repurchases for which cost was incurred during the September 2014 quarter, but that did not settle until the December 2014 quarter. See the section below for discussion regarding average price associated with the transaction.

In addition to shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 761,883 shares at a total cost of $58.8 million, during the twelve months ended June 28, 2015, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plans.

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

Note 18: Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available-for-sale investments	Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 29, 2014	$(12,986)	$(66)		$1,557	$(17,160)	$(28,655)
Other comprehensive income (loss) before reclassifications	(18,438)	1,595		(5,389)	1,109	(21,123)
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(3,701)	(4,388	)(1)	71 (2)	—	(8,018)

Net current-period other comprehensive income (loss)	$(22,139)	$(2,793)		$(5,318)	$1,109	$(29,141)

Balance as of June 28, 2015	$(35,125)	$(2,859)		$(3,761)	$(16,051)	$(57,796)

(1)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in revenue: $10,136 gain, cost of goods sold: $3,704 loss, selling, general and administrative expenses: $1,974 loss, and other income and expense: $70 Loss
(2)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net

Tax related to the components of other comprehensive income during the period were as follows:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Tax benefit (expense) on change in unrealized gains/losses on cash flow hedges:
Tax benefit (expense) on unrealized gains/losses arising during the period	$1,885	$(1,065)	$(1,312)
Tax (benefit) expense on gains/losses reclassified to earnings	(92)	1,615	818

	1,793	550	(494)

Tax benefit (expense) on change in unrealized gains/losses on available-for-sale investments:
Tax benefit (expense) on unrealized gains/losses arising during the period	1,796	(735)	1,428
Tax (benefit) expense on gains/losses reclassified to earnings	31	493	(2,026)

	1,827	(242)	(598)

Tax benefit (expense) on change in unrealized components of defined benefit plans	(871)	1,895	586

Tax benefit (expense) on other comprehensive income(loss)	$2,749	$2,203	$(506)

Note 19: Segment, Geographic Information and Major Customers

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

Revenues and long-lived assets by geographic region were as follows:

	Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Revenue:
Korea	$1,406,617	$1,127,406	$603,821
Taiwan	1,084,239	1,049,214	1,026,548
United States	890,891	622,022	734,324
China	661,094	623,408	319,282
Japan	623,575	634,131	368,095
Europe	314,546	303,730	292,432
Southeast Asia	278,350	247,398	254,414

Total revenue	$5,259,312	$4,607,309	$3,598,916

	June 28, 2015	June 29, 2014	June 30, 2013
	(in thousands)
Long-lived assets:
United States	$505,814	$429,548	$484,273
Europe	86,779	89,221	109,934
Korea	18,230	18,776	991
Taiwan	8,908	4,259	2,953
China	960	846	2,291
Japan	378	454	680
Southeast Asia	349	392	2,788

	$621,418	$543,496	$603,910

In fiscal year 2015, three customers accounted for approximately 28%, 12%, and 11% of total revenues. In fiscal year 2014, three customers accounted for approximately 23%, 15%, and 14% of total revenues. In fiscal year 2013, three customers accounted for approximately 19%, 15%, and 11% of total revenues. No other customers accounted for more than 10% of total revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited the accompanying consolidated balance sheets of Lam Research Corporation as of June 28, 2015 and June 29, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 28, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lam Research Corporation at June 28, 2015 and June 29, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lam Research Corporation’s internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Lam Research Corporation

We have audited Lam Research Corporation’s internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Lam Research Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lam Research Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 Consolidated Financial Statements of Lam Research Corporation and our report dated August 13, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

August 13, 2015

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Controls — Integrated Framework used by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 28, 2015 at providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting, as stated in their report, which is included in Part II, Item 8 of this 2015 Form 10-K.

Effectiveness of Controls

While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

We have omitted from this 2015 Form 10-K certain information required by Part III because we, as the Registrant, will file a definitive proxy statement with the SEC within 120 days after the end of our fiscal year, pursuant to Regulation 14A, as promulgated by the SEC, for our Annual Meeting of Stockholders expected to be held on or about November 4, 2015 (the “Proxy Statement”), and certain information included in the Proxy Statement is incorporated into this report by reference. (However, the Reports of the Audit Committee and Compensation Committee in the Proxy Statement are expressly not incorporated by reference into this report.)

Item 10.	Directors, Executive Officers, and Corporate Governance

For information regarding our executive officers, see Part I, Item 1 of this 2015 Form 10-K under the caption “Executive Officers of the Company,” which information is incorporated into Part III by reference.

The information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading “Voting Proposals — Proposal No. 1: Election of Directors — Nominees for Directors.”

The information concerning our audit committee and audit committee financial experts required by this Item is incorporated by reference to our Proxy Statement under the heading “Governance Matters — Corporate Governance — Board Committees — Audit Committee.”

The information concerning compliance by our officers, directors and 10% shareholders with Section 16 of the Exchange Act required by this Item is incorporated by reference to our Proxy Statement under the heading “Share Ownership – Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Compensation Matters — Executive Compensation and Other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Voting Proposals — Proposal No. 1: Election of Directors,” “Compensation Matters — Executive Compensation and Other Information Compensation Committee Interlocks and Insider Participation,” “Compensation Matters — Executive Compensation and Other Information — Compensation Committee Report,” “Share Ownership — Security Ownership of Certain Beneficial Owners and Management” and “Compensation Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement under the headings “Audit Matters — Certain Relationships and Related Transactions” and “Governance Matters — Corporate Governance”.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement under the heading “Audit Matters — Relationship with Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1. Index to Financial Statements

Page

Consolidated Statements of Operations — Years Ended June 28, 2015, June 29, 2014, and June 30, 2013	49
Consolidated Statements of Comprehensive Income — Years Ended June 28, 2015, June 29, 2014, and June 30, 2013	50
Consolidated Balance Sheets — June 28, 2015 and June 29, 2014	51
Consolidated Statements of Cash Flows — Years Ended June 28, 2015, June 29, 2014, and June 30, 2013	52
Consolidated Statements of Stockholders’ Equity — Years Ended June 28, 2015, June 29, 2014, and June 30, 2013	54
Notes to Consolidated Financial Statements	55
Reports of Independent Registered Public Accounting Firm	89

2. Index to Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts	96

Schedules, other than those listed above, have been omitted since they are not applicable/not required, or the information is included elsewhere herein.

3. See (b) of this Item 15, which is incorporated herein by reference.

(b)	The list of Exhibits follows page 96 of this 2015 Annual Report on Form 10-K and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAM RESEARCH CORPORATION

By	/s/ Martin B. Anstice
Martin B. Anstice
President and Chief Executive Officer

Dated: August 13, 2015

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

Signatures	Title	Date
Principal Executive Officer

/s/ Martin B. Anstice Martin B. Anstice	President, Chief Executive Officer and Director	August 13, 2015

Principal Financial Officer and Principal Accounting Officer

/s/ Douglas R. Bettinger Douglas R. Bettinger	Executive Vice President, Chief Financial Officer, and Chief Accounting Officer	August 13, 2015

Other Directors /s/ Stephen G. Newberry Stephen G. Newberry	Chairman	August 13, 2015

/s/ Eric K. Brandt Eric K. Brandt	Director	August 13, 2015

/s/ Michael R. Cannon Michael R. Cannon	Director	August 13, 2015

/s/ Youssef A. El-Mansy Youssef A. El-Mansy	Director	August 13, 2015

/s/ Christine Heckart Christine Heckart	Director	August 13, 2015

/s/ Grant M. Inman Grant M. Inman	Director	August 13, 2015

/s/ Catherine P. Lego Catherine P. Lego	Director	August 13, 2015

/s/ Krishna Saraswat Krishna Saraswat	Director	August 13, 2015

/s/ William R. Spivey William R. Spivey	Director	August 13, 2015

/s/ Abhi Talwalkar Abhi Talwalkar	Director	August 13, 2015

LAM RESEARCH CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, Net of Recoveries (1)	Balance at End of Period
YEAR ENDED JUNE 28, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$4,962	$8	$(80)	$4,890
YEAR ENDED JUNE 29, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$5,448	$14	$(500)	$4,962
YEAR ENDED JUNE 30, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$5,248	$200	$—	$5,448

LAM RESEARCH CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 28, 2015

EXHIBIT INDEX

Exhibit	Description
3.1(2)	Certificate of Incorporation of the Registrant, dated September 7, 1989; as amended by the Agreement and Plan of Merger, Dated February 28, 1990; the Certificate of Amendment dated October 28, 1993; the Certificate of Ownership and Merger dated December 15, 1994; the Certificate of Ownership and Merger dated June 25, 1999 and the Certificate of Amendment effective as of March 7, 2000; and the Certificate of Amendment effective as of November 5, 2009.
3.2(15)	Bylaws of the Registrant, as amended and restated, dated November 7, 2014.
3.3(2)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated January 30, 1997.
4.1(7)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2016 Notes
4.2(7)	Indenture (including Form of Notes), dated as of May 11, 2011, by and between Lam Research Corporation, and The Bank of New York Mellon Trust Company, N.A, as trustee, with respect to the 2018 Notes
4.14(4)*	Lam Research Corporation 2004 Executive Incentive Plan, as amended.
4.15(27)*	Lam Research Corporation 2007 Stock Incentive Plan, as amended.
4.16(8)*	Lam Research Corporation Elective Deferred Compensation Plan.
4.17(8)*	Lam Research Corporation Elective Deferred Compensation Plan II.
4.18(9)	Indenture between Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of May 10, 2011, including the form of 2.625% Senior Convertible Notes due 2041.
4.19(6)	Supplemental Indenture among the Registrant, as Guarantor, Novellus Systems, Inc. as Issuer and The Bank of New York Mellon Trust Company, N.A. as Trustee, dated as of June 4, 2012.
4.20(16)*	Lam Research Corporation 1999 Employee Stock Purchase Plan, as amended.
4.21(23)	Indenture (including Form of Notes), dated as of February 13, 2015, between Registrant and The Bank of New York Mellon Trust Company, N.A.
4.22(25)	First Supplemental Indenture, dated as of March 12, 2015, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee
10.3(1)*	Form of Indemnification Agreement.
10.107(3)	Form of Restricted Stock Unit Award Agreement—Outside Directors (U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.
10.108(3)	Form of Restricted Stock Unit Award Agreement—Outside Directors (non-U.S. Agreement) — Lam Research Corporation 2007 Stock Incentive Plan.
10.148(5)*	Form of Indemnification Agreement.

Exhibit	Description
10.151(6)*	Form of Indemnification Agreement.
10.162(10)*	Form of Novellus Directors and Officers Indemnification Agreement.
10.168(11)	Lease Guaranty between Novellus and Phoenix Industrial Investment Partners, L.P. dated January 21, 2003.
10.169(12)	Binding Memorandum of Understanding between Novellus, and Applied Materials, Inc., effective as of September 3, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
10.170(13)*	Novellus Amended Executive Voluntary Deferred Compensation Plan, as amended.
10.171(14)*	Novellus Accelerated Stock Vesting Retirement Plan Summary.
10.172(17)*	Novellus Systems, Inc. 2011 Stock Incentive Plan, as amended July 18, 2012.
10.181(18)*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.182(18)*	Form of Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.183(18)*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.184(18)*	Form of Nonstatutory Stock Option Award Agreement (International Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.187(18)*	Form of Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.188(18)*	Form of Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.189(18)*	Form of Nonstatutory Stock Option Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.191(18)*	Form of Nonstatutory Stock Option Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.194(18)	Participation Agreement between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.195(18)	Amended and Restated Lease Agreement (1 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.196(18)	Pledge Agreement (1 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.197(18)	Amended and Restated Lease Agreement (101 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.198(18)	Pledge Agreement (101 Portola Avenue Building) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.199(18)	Amended and Restated Lease Agreement (Fremont Building #1) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.200(18)	Pledge Agreement (Fremont Building #1) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013

Exhibit	Description
10.201(18)	Amended and Restated Lease Agreement (Fremont Building #3) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.202(18)	Pledge Agreement (Fremont Building #3) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.203(18)	Amended and Restated Lease Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.204(18)	Pledge Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.205(18)	Amended and Restated Lease Agreement (Fremont Building #4) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.206(18)	Pledge Agreement (Fremont Building #4) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.207(18)	Construction Agency Agreement (Fremont Building #3E) between Lam Research Corporation and BTMU Capital Leasing & Finance, Inc., dated December 31, 2013
10.211(19)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation 2007 Stock Incentive Plan
10.212(19)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants)—Lam Research Corporation 2007 Stock Incentive Plan
10.213(19)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (U.S. Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.214(19)*	Form of Market-Based Performance Restricted Stock Unit Award Agreement (International Participants) — Lam Research Corporation (Novellus Systems, Inc.) 2011 Stock Incentive Plan (As Amended)
10.221(20)	Credit Agreement dated March 12, 2014 among Lam Research Corporation and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, BNP Paribas, Barclays Bank PLC, Citibank, N.A. and Deutsche Bank Securities Inc., as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint lead arrangers
10.231(21)*	Employment Agreement with Martin B. Anstice, dated January 13, 2015
10.232(21)*	Employment Agreement with Timothy M. Archer, dated January 13, 2015
10.233(21)*	Employment Agreement with Douglas R. Bettinger, dated January 13, 2015
10.234(21)*	Employment Agreement with Richard A. Gottscho, dated January 13, 2015
10.235(21)*	Form of Change in Control Agreement.
10.236(22)	Chairman’s Agreement with Stephen G. Newberry, dated January 13, 2015
10.237(22)	Form of Confidentiality Agreement
10.242(24)	First Amendment to Credit Agreement dated March 5, 2015 among Lam Research Corporation, the lenders party thereto and JPMorgan Chase Bank N.A., as administrative agent
20.1(26)	Notices of Adjustment of Conversion Rate pursuant to the Indentures dated May 11, 2011, by and between Lam Research Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee with respect to the 0.500% Senior Convertible Notes Due 2016 and the 1.250% Senior

Exhibit	Description
Convertible Notes Due 2018, and Notice of Adjustment of Conversion Rate pursuant to the indenture dated May 10, 2011, by and between Novellus Systems Incorporated and The Bank of New York Mellon Trust company, N.A. as Trustee with respect to the 2.625% Senior Convertible Notes Due 2041.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (See Signature page)
31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)
31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)
32.1	Section 1350 Certification — (Principal Executive Officer)
32.2	Section 1350 Certification — (Principal Financial Officer)
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Extension Calculation Linkbase Document
101	XBRL Taxonomy Extension Definition Linkbase Document
101	XBRL Taxonomy Extension Label Linkbase Document
101	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988 (SEC File No. 000-12933).
(2)	Incorporated by reference to Registrant’s Amendment No. 2 to its Annual Report on Form 10K/A filed on May 2, 2001, and Registrant’s Current Report on Form 8-K filed on November 10, 2009 (SEC File No. 000-12933).
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on April 30, 2007 (SEC File No. 000-12933).
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on August 23, 2010 (SEC File No. 000-12933).
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 13, 2008 (SEC File No. 000-12933).
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 4, 2012 (SEC File No. 000-12933).
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 11, 2011 (SEC File No. 000-12933).
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on August 19, 2011 (SEC File No. 000-12933)
(9)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on May 10, 2011 (SEC File No. 000-17157).
(10)	Incorporated by reference to Novellus’ Current Report on Form 10-Q filed on August 13, 2002 (SEC File No. 000-17157).
(11)	Incorporated by reference to Novellus’ Annual Report on Form 10-K filed on March 5, 2003 (SEC File No. 000-17157).
(12)	Incorporated by reference to Novellus’ Current Report on Form 8-K filed on September 24, 2004 (SEC File No. 000-17157).

(13)	Incorporated by reference to Novellus’ Report on Form 10-Q filed on November 5, 2008 (SEC File No. 000-17157).
(14)	Incorporated by reference to Novellus’ Quarterly Report on Form 10-Q filed on November 2, 2010 (SEC File No. 000-17157).
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on November 12, 2014 (SEC File No. 000-12933).
(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on January 31, 2013 (SEC File No. 000-12933).
(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on August 22, 2012 (SEC File No. 000-12933).
(18)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2014 (SEC File No. 000-12933).
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 18, 2014 (SEC File No. 000-12933).
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 13, 2014 (SEC File No. 000-12933).
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 16, 2015 (SEC File No. 000-12933).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 3, 2015 (SEC File No. 000-12933).
(23)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on February 13, 2015 (SEC File No. 333-202110).
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 11, 2015 (SEC File No. 000-12933).
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 12, 2015 (SEC File No. 000-12933).
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 16, 2015 (SEC File No. 000-12933).
(27)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed on August 27, 2013 (SEC File No. 000-12933)
*	Indicates management contract or compensatory plan or arrangement in which executive officers of the Company are eligible to participate.