Form 10-Q
period 2015-09-27
LAM RESEARCH CORP
filed 2015-11-03
CIK 707549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

or

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

As of October 23, 2015, the Registrant had 158,392,493 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	September 27, 2015	September 28, 2014
Revenue	$1,600,043	$1,152,368

Cost of goods sold	877,680	646,829

Gross margin	722,363	505,539

Research and development	234,209	188,934
Selling, general and administrative	152,726	148,307

Total operating expenses	386,935	337,241

Operating income	335,428	168,298

Other expense, net	(27,121)	(5,648)

Income before income taxes	308,307	162,650

Income tax expense	(19,628)	(21,569)

Net income	$288,679	$141,081

Net income per share:
Basic	$1.82	$0.87

Diluted	$1.66	$0.80

Number of shares used in per share calculations:
Basic	158,352	161,685

Diluted	174,374	177,118

Cash dividend declared per common share	$0.30	$0.18

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended
	September 27, 2015	September 28, 2014
Net income	$288,679	$141,081

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,822)	(8,959)
Cash flow hedges:
Net unrealized (losses) gains during the period	(544)	298
Net losses (gains) reclassified into earnings	341	(102)

	(203)	196
Available-for-sale investments:
Net unrealized gains (losses) during the period	2,748	(1,759)
Net losses reclassified into earnings	20	379

	2,768	(1,380)
Defined benefit plans, net change in unrealized component	95	66

Other comprehensive loss, net of tax	(5,162)	(10,077)

Comprehensive income	$283,517	$131,004

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 27, 2015	June 28, 2015
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,744,325	$1,501,539
Investments	2,587,474	2,574,947
Accounts receivable, less allowance for doubtful accounts of $4,855 as of September 27, 2015 and $4,890 as of June 28, 2015	1,088,942	1,093,582
Inventories	916,683	943,346
Prepaid expenses and other current assets	178,557	157,435

Total current assets	6,515,981	6,270,849
Property and equipment, net	636,769	621,418
Restricted cash and investments	183,455	170,969
Goodwill	1,387,213	1,387,509
Intangible assets, net	688,951	728,140
Other assets	182,062	185,763

Total assets	$9,594,431	$9,364,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$254,331	$300,203
Accrued expenses and other current liabilities	733,233	649,438
Deferred profit	324,985	322,070
Current portion of convertible notes and capital leases	969,392	1,359,650

Total current liabilities	2,281,941	2,631,361
Senior notes, convertible notes, and capital leases, less current portion	1,400,615	1,001,382
Income taxes payable	247,448	202,930
Other long-term liabilities	127,607	184,023

Total liabilities	4,057,611	4,019,696

Commitments and contingencies
Temporary equity, convertible notes	178,665	241,808

Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding, 158,101 shares at September 27, 2015 and 158,531 shares at June 28, 2015	158	159
Additional paid-in capital	5,479,238	5,366,773
Treasury stock, at cost, 100,975 shares at September 27, 2015 and 99,562 shares at June 28, 2015	(4,395,980)	(4,302,847)
Accumulated other comprehensive loss	(62,958)	(57,796)
Retained earnings	4,337,697	4,096,855

Total stockholders’ equity	5,358,155	5,103,144

Total liabilities and stockholders’ equity	$9,594,431	$9,364,648

(1)	Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,679	$141,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,590	67,885
Deferred income taxes	(5,563)	3,186
Equity-based compensation expense	35,774	32,040
Income tax benefit on equity-based compensation plans	3,545	9,861
Excess tax benefit on equity-based compensation plans	(3,572)	(10,404)
Amortization of note discounts and issuance costs	9,831	7,861
Gain on sale of business	—	(7,431)
Other, net	10,011	5,526
Changes in operating assets and liabilities	39,702	(108,444)

Net cash provided by operating activities	448,997	141,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(49,454)	(41,871)
Business acquisitions, net of cash acquired	—	(1,137)
Purchases of available-for-sale securities	(358,854)	(337,100)
Sales and maturities of available-for-sale securities	330,651	346,745
Proceeds from sale of business	—	41,212
Other	(1,500)	22

Net cash (used for) provided by investing activities	(79,157)	7,871

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(96)	(107)
Excess tax benefit on equity-based compensation plans	3,572	10,404
Treasury stock purchases	(98,385)	(308,422)
Dividends paid	(47,659)	(29,240)
Reissuance of treasury stock related to employee stock purchase plan	19,245	16,919
Proceeds from issuance of common stock	377	4,609
Other	(300)	—

Net cash used for financing activities	(123,246)	(305,837)

Effect of exchange rate changes on cash and cash equivalents	(3,808)	(2,194)
Net increase (decrease) in cash and cash equivalents	242,786	(158,999)
Cash and cash equivalents at beginning of period	1,501,539	1,452,677

Cash and cash equivalents at end of period	$1,744,325	$1,293,678

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2015

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of Lam Research Corporation (“Lam Research” or the “Company”) for the fiscal year ended June 28, 2015, which are included in the Company’s Annual Report on Form 10-K as of and for the year ended June 28, 2015 (the “2015 Form 10-K”). The Company’s reports on Form 10-K, Form 10-Q and Form 8-K are available online at the Securities and Exchange Commission website on the Internet. The address of that site is www.sec.gov. The Company also posts its reports on Form 10-K, Form 10-Q and Form 8-K on its corporate website at http://investor.lamresearch.com.

The consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2016 and includes 52 weeks. The quarters ended September 27, 2015 (the “September 2015 quarter”) and September 28, 2014 (the “September 2014 quarter”) included 13 weeks.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB released Accounting Standards Update 2015-3 “Interest – Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt this standard starting in the first quarter of fiscal year 2017 and does not anticipate that implementation will have a material impact on its Consolidated Financial Statements.

NOTE 3 — EQUITY-BASED COMPENSATION PLANS

The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”) of Lam Research common stock (“Common Stock”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s options and RSU awards typically vest over a period of three years or less, although awards assumed in connection with the acquisition of Novellus Systems, Inc. (“Novellus”), have vesting terms up to four years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Equity-based compensation expense	$35,774	$32,040
Income tax benefit related to equity-based compensation expense	$6,097	$4,724

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

Stock Options and RSUs

The Lam Research Corporation 2007 Stock Incentive Plan, as amended and 2011 Stock Incentive Plan, as amended (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 28, 2015	835,832	$37.44	4,954,088	$60.13
Granted	—	$—	73,614	$68.99
Exercised	(14,718)	$25.81	N/A	N/A
Cancelled	—	$—	(21,964)	$61.87
Vested restricted stock	N/A	N/A	(652,543)	$40.63

September 27, 2015	821,114	$37.66	4,353,195	$63.20

As of September 27, 2015, there was $2.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 1.9 years. As of September 27, 2015, there was $169.9 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.9 years.

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

Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the three and nine months ended September 27, 2015 and September 28, 2014:

	Three Months Ended
	September 27, 2015	September 28, 2014
Expected term (years)	0.68	0.68
Expected stock price volatility	31.56%	29.07%
Risk-free interest rate	0.18%	0.07%
Dividend Yield	0.93%	0.29%

As of September 27, 2015, there was $14.0 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 11 months.

NOTE 4 — OTHER EXPENSE, NET

The significant components of other expense, net, are as follows:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Interest income	$5,760	$3,288
Interest expense	(24,661)	(15,704)
Gains (losses) on deferred compensation plan related assets, net	(5,164)	2,416
Foreign exchange gains (losses), net	(698)	906
Other, net	(2,358)	3,446

	$(27,121)	$(5,648)

NOTE 5 — INCOME TAX EXPENSE

The Company recorded an income tax expense of $19.6 million for the three months ended September 27, 2015, which yielded an effective tax rate for the three months ended September 27, 2015 of approximately 6.4%. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended September 27, 2015 is primarily due to estimated higher income in lower tax jurisdictions and the recognition of a discrete tax benefit of the Altera court ruling, offset by the tax effect of non-deductible stock-based compensation and unrecognized tax benefits due to uncertain tax positions.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The Company has evaluated the impact of the court case and recorded a discrete tax benefit of $21.9 million in its consolidated financial statements for the three months ended September 27, 2015. However, the U.S Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. The Company will continue to monitor this matter and related potential impacts to its financial statements.

NOTE 6 — NET INCOME PER SHARE

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

	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands, except per share data)
Numerator:
Net income	$288,679	$141,081

Denominator:
Basic average shares outstanding	158,352	161,685
Effect of potential dilutive securities:
Employee stock plans	2,544	3,560
Convertible notes	13,120	11,867
Warrants	358	6

Diluted average shares outstanding	174,374	177,118

Net income per share - basic	$1.82	$0.87

Net income per share - diluted	$1.66	$0.80

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Number of options and RSUs excluded	93	—

Diluted shares outstanding do not include any effect resulting from the note hedges associated with the Company’s 2016 or 2018 Notes as their impact would have been anti-dilutive.

NOTE 7 — FINANCIAL INSTRUMENTS

The Company maintains an investment portfolio of various holdings, types, and maturities. The Company’s mutual funds, which are related to the Company’s obligations under the deferred compensation plan, are classified as trading securities. Investments classified as trading securities are recorded at fair value based upon quoted market prices. Differences between the cost and fair value of trading securities are recognized as other income (expense) in the Condensed Consolidated Statements of Operations. All of the Company’s other investments are classified as available-for-sale and consequently are recorded in the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The Company’s primary financial instruments include its cash, cash equivalents, investments, restricted cash and investments, long-term investments, accounts receivable, accounts payable, long-term debt and capital leases, and derivative instruments. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to the short period of time to their maturities. The estimated fair values of capital lease obligations approximate their carrying value as the substantial majority of these obligations have interest rates that adjust to market rates on a periodic basis. Refer to Note 11 for additional information regarding the fair value of the Company’s convertible notes.

The following table sets forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of September 27, 2015 and June 28, 2015:

	September 27, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$557,698	$—	$—	$557,698	$552,559	$—	$5,139	$—
Level 1:
Time Deposit	174,933	—	—	174,933	42,105	—	132,828	—
Money Market Funds	1,148,450	—	—	1,148,450	1,148,450	—	—	—
U.S. Treasury and Agencies	335,120	404	(28)	335,496	—	290,008	45,488	—
Mutual Funds	30,760	2,099	(525)	32,334	—	—	—	32,334

Level 1 Total	$1,689,263	$2,503	$(553)	$1,691,213	$1,190,555	$290,008	$178,316	$32,334

Level 2:
Municipal Notes and Bonds	666,992	1,122	(71)	668,043	—	668,043	—	—
U.S. Treasury and Agencies	8,057	—	(82)	7,975	—	7,975	—	—
Government-Sponsored Enterprises	44,381	44	(20)	44,405	—	44,405	—	—
Foreign Government Bonds	45,562	67	(65)	45,564	—	45,564	—	—
Corporate Notes and Bonds	1,381,861	1,397	(3,320)	1,379,938	1,211	1,378,727	—	—
Mortgage Backed Securities - Residential	31,715	106	(255)	31,566	—	31,566	—	—
Mortgage Backed Securities - Commercial	121,673	65	(552)	121,186	—	121,186	—	—

Level 2 Total	$2,300,241	$2,801	$(4,365)	$2,298,677	$1,211	$2,297,466	$—	$—

Total	$4,547,202	$5,304	$(4,918)	$4,547,588	$1,744,325	$2,587,474	$183,455	$32,334

	June 28, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$276,663	$—	$—	$276,663	$271,452	$—	$5,211	$—
Level 1:
Time Deposit	177,567	—	—	177,567	44,738	—	132,829	—
Money Market Funds	1,177,875	—	—	1,177,875	1,177,875	—	—	—
U.S. Treasury and Agencies	349,009	72	(861)	348,220	—	315,291	32,929	—
Mutual Funds	30,584	2,926	(47)	33,463	—	—	—	33,463

Level 1 Total	$1,735,035	$2,998	$(908)	$1,737,125	$1,222,613	$315,291	$165,758	$33,463

Level 2:
Municipal Notes and Bonds	659,550	429	(335)	659,644	7,474	652,170	—	—
U.S. Treasury and Agencies	4,007	—	(4)	4,003		4,003
Government-Sponsored Enterprises	53,612	2	(249)	53,365		53,365	—	—
Foreign Government Bonds	50,336	31	(161)	50,206		50,206	—	—
Corporate Notes and Bonds	1,329,587	685	(3,797)	1,326,475		1,326,475	—	—
Mortgage Backed Securities - Residential	32,231	72	(292)	32,011		32,011	—	—

Mortgage Backed Securities - Commercial	$141,988	$44	$(606)	$141,426		$141,426	$—	$—

Level 2 Total	$2,271,311	$1,263	$(5,444)	$2,267,130	$7,474	$2,259,656	$—	$—

Total	$4,283,009	$4,261	$(6,352)	$4,280,918	$1,501,539	$2,574,947	$170,969	$33,463

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three months ended September 27, 2015 or September 28, 2014. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.2 million and $(0.7) million, respectively, in the three months ended September 27, 2015 and $0.5 million and $(0.6) million, respectively, in the three months ended September 28, 2014.

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	September 27, 2015
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$36,289	$(71)	$—	$—	$36,289	$(71)
U.S. Treasury & Agencies	87,628	(110)	—	—	87,628	(110)
Mutual Funds	18,043	(525)	—	—	18,043	(525)
Government-Sponsored Enterprises	6,805	(20)	—	—	6,805	(20)
Foreign Government Bonds	21,102	(65)	—	—	21,102	(65)
Corporate Notes and Bonds	759,706	(3,240)	25,380	(80)	785,086	(3,320)
Mortgage Backed Securities - Residential	18,279	(165)	1,943	(90)	20,222	(255)
Mortgage Backed Securities - Commercial	80,320	(398)	20,162	(154)	100,482	(552)

	$1,028,172	$(4,594)	$47,485	$(324)	$1,075,657	$(4,918)

The amortized cost and fair value of cash equivalents, investments and restricted investments with contractual maturities are as follows as of September 27, 2015:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$1,816,857	$1,817,160
Due after one year through five years	1,941,115	1,940,258
Due in more than five years	200,772	200,138

	$3,958,744	$3,957,556

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

Cash Flow Hedges

The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-U.S. dollar transactions or cash flows, primarily from Japanese yen-denominated revenues, and euro and Korean won-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using forward contracts that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.

In addition, during fiscal year ended June 28, 2015, the Company entered into and settled a series of forward-starting interest rate swap agreements, with a total notional value of $375 million, to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. These instruments were designated as cash flow hedges at inception and were settled in conjunction with the issuance of debt during the three months ended March 29, 2015. The effective portion of the contracts’ loss is included in accumulated other comprehensive (loss) and will amortize into income as the hedged item impacts earnings.

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three months ended September 27, 2015 or September 28, 2014 associated with ineffectiveness or forecasted transactions that failed to occur.

To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of September 27, 2015, the Company had losses of $3.1 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 9.5 years.

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

As of September 27, 2015, the Company had the following outstanding foreign currency forward contracts that were entered into under its cash flow and balance sheet hedge program:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$76,362	$—	$60,791
Swiss franc	—	—	2,866	—
Euro	21,929	—	—	14,535
Korean won	4,048	—	16,837	—
Taiwan dollar	—	—	26,577	—

	$25,977	$76,362	$46,280	$75,326

The fair value of derivative instruments in the Company’s Consolidated Balance Sheets as of September 27, 2015 and June 28, 2015 were as follows:

	September 27, 2015				June 28, 2015
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,801	Accrued liabilities	$573	Prepaid expense and other assets	$3,388	Accrued liabilities	$957
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	619	Accrued liabilities	3,080	Prepaid expense and other assets	8	Accrued liabilities	960

Total derivatives		$2,420		$3,653		$3,396		$1,917

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of September 27, 2015, the potential effect of rights of off-set associated with the above foreign exchange contracts would be an offset to assets and liabilities by $1.8 million, resulting in a net derivative asset of $0.7 million and net derivative liability of $1.9 million. As of June 28, 2015, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $1.9 million, resulting in a net derivative asset of $1.5 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended September 27, 2015			Three Months Ended September 28, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	(Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)			(in thousands)
Foreign Exchange Contracts	Revenue	$(69)	$(1,378)	$32	$3,024	$469	$42
Foreign Exchange Contracts	Cost of goods sold	(415)	1,505	(22)	(2,023)	(276)	(6)
Foreign Exchange Contracts	Selling, general, and administrative	(173)	258	(7)	(866)	(105)	(1)
Interest Rate Contracts	Other expense, net	—	(94)	—	—	—	—

		$(657)	$291	$3	$135	$88	$35

The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended
		September 27, 2015	September 28, 2014
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
		(in thousands)
Foreign Exchange Contracts	Other income	$6,007	$968

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments, restricted cash and investments, trade accounts receivable, and derivative financial instruments used in hedging activities. Cash is placed on deposit at large global financial institutions. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold the Company’s cash are creditworthy and, accordingly, minimal credit risk exists with respect to these balances.

The Company’s overall portfolio of available-for-sale securities must maintain an average minimum rating of “AA-” or “Aa3” as rated by Standard and Poor’s, Moody’s Investor Services, or Fitch Ratings. To ensure diversification and minimize concentration, the Company’s policy limits the amount of credit exposure with any one financial institution or commercial issuer.

The Company is exposed to credit losses in the event of nonperformance by counterparties on foreign currency forward hedge contracts that are used to mitigate the effect of exchange rate fluctuations, and on contracts related to structured share repurchase arrangements. These counterparties are large global financial institutions and, to date, no such counterparty has failed to meet its financial obligations to the Company.

Credit risk evaluations, including trade references, bank references and Dun & Bradstreet ratings, are performed on all new customers and the Company monitors its customers’ financial condition and payment performance. In general, the Company does not require collateral on sales.

NOTE 8 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	September 27, 2015	June 28, 2015
	(in thousands)
Raw materials	$553,740	$566,645
Work-in-process	132,134	141,264
Finished goods	230,809	235,437

	$916,683	$943,346

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of Goodwill is approximately $1.4 billion as of September 27, 2015 and June 28, 2015. Of the $1.4 billion goodwill balance, $61 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets

The following table provides the Company’s intangible assets as of September 27, 2015:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,437	$(251,410)	$364,027
Existing technology	643,803	(335,090)	308,713
Patents	33,553	(26,964)	6,589
Other intangible assets	35,914	(35,392)	522

Intangible assets subject to amortization	1,328,707	(648,856)	679,851
Development rights	9,100		9,100

Intangible assets not subject to amortization	9,100		9,100

Total intangible assets	$1,337,807	$(648,856)	$688,951

The following table provides the Company’s intangible assets as of June 28, 2015:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,490	$(234,968)	$380,522
Existing technology	643,919	(313,071)	330,848
Patents	33,553	(26,431)	7,122
Other intangible assets	35,914	(35,366)	548

Intangible assets subject to amortization	1,328,877	(609,836)	719,040
Development rights	9,100		9,100

Intangible assets not subject to amortization	9,100		9,100

Total intangible assets	$1,337,976	$(609,836)	$728,140

The Company recognized $39.0 million and $39.2 million in intangible asset amortization expense during the three months ended September 27, 2015 and September 28, 2014, respectively.

The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of September 27, 2015 was as follows:

Fiscal Year	Amount
(in thousands)
2016 (9 months)	$117,042
2017	154,139
2018	152,935
2019	114,864
2020	49,981
Thereafter	90,890

$679,851

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 27, 2015	June 28, 2015
	(in thousands)
Accrued compensation	$326,638	$314,516
Warranty reserves	98,968	93,209
Income and other taxes payable	72,506	39,275
Dividend payable	47,896	47,659
Other	187,225	154,779

	$733,233	$649,438

NOTE 11 — LONG-TERM DEBT AND OTHER BORROWINGS

Convertible Senior Notes

In May 2011, the Company issued and sold $450 million in aggregate principal amount of 0.50% Convertible Senior Notes due May 2016 (the “2016 Notes”) at par. At the same time, the Company issued and sold $450 million in aggregate principal amount of 1.25% Convertible Senior Notes due May 2018 (the “2018 Notes”) at par. The Company pays cash interest at an annual rate of 0.50% and 1.25%, respectively, on the 2016 Notes and the 2018 Notes, on a semi-annual basis on May 15 and November 15 of each year.

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

The Company separately accounts for the liability and equity components of the Convertible Notes. The initial debt components of the Convertible Notes were valued based on the present value of the future cash flows using the Company’s borrowing rate at the date of the issuance or assumption for similar debt instruments without the conversion feature, which equals the effective interest rate on the liability component disclosed in the following table, respectively.

Under certain circumstances, the Convertible Notes may be converted into shares of the Company’s Common Stock. The number of shares each debenture is convertible into is based on conversion rates, disclosed in the following table. The conversion rates are adjusted for certain corporate events, including dividends on the Company’s Common Stock. The Company will settle any conversion of the Convertible Notes in cash up to the face value, and any amount in excess of face value will be settled in Common Stock.

At September 27, 2015, the market value of the Company’s Common Stock was greater than 130% of the 2041 Notes conversion prices for 20 or more of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the bondholder. The carrying amount of the 2041 Notes was classified in current liabilities and a portion of the equity component, representing the unamortized debt discount, was classified in temporary equity on the Company’s Consolidated Balance Sheets. Upon closure of the conversion period, 2041 Notes not converted will be reclassified back into noncurrent liabilities, and the temporary equity will be reclassified into permanent equity. The conversion window closed for the 2016 Notes and 2018 Notes as of September 27, 2015. As such, the 2018 Notes were reclassified into noncurrent liabilities, and the temporary equity for the 2016 Notes and 2018 Notes was reclassified back into permanent equity.

As of September 27, 2015 and June 28, 2015, the Convertible Notes consisted of the following:

	September 27, 2015			June 28, 2015
	2016 Notes	2018 Notes	2041 Notes	2016 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying value, long-term	$—	$406,189	$—	$—	$—	$—
Carrying value, current portion	439,583	—	521,270	435,493	402,320	520,313
Unamortized discount	10,417	43,811	178,665	14,507	47,680	179,622

Principal amount	$450,000	$450,000	$699,935	$450,000	$450,000	$699,935

Carrying amount of permanent equity component, net of tax	$76,230	$104,895	$149,444	$61,723	$57,215	$148,487
Carrying amount of temporary equity component, net of tax	$—	$—	$178,665	$14,507	$47,680	$179,622
Remaining amortization period (years)	0.6	2.6	25.6
Effective interest rate on liability component	4.29%	5.27%	4.28%
Fair Value of Notes (Level 2)	$498,375	$545,625	$1,362,241
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.1481	16.1481	28.9797
Conversion price (per share of common stock)	$61.93	$61.93	$34.51
If-converted value in excess of par value	$8,381	$8,381	$579,574
Estimated share dilution using average quarterly stock price $73.74/share	1,164	1,164	10,792

Convertible Note Hedges and Warrants

Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company purchased a convertible note hedge and sold warrants. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of September 27, 2015, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

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

The following table presents the details of the warrants and convertible note hedge arrangements as of September 27, 2015:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Underlying shares	7,267	7,267
Estimated share dilution using average quarterly stock price $73.74/share	358	—
Exercise price	$70.11	$74.78
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	7,267	7,267
Exercise price	$61.93	$61.93

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

As of September 27, 2015 and June 28, 2015 the Senior Notes consisted of the following:

	September 27, 2015		June 28, 2015
	2020 Notes	2025 Notes	2020 Notes	2025 Notes
	(in thousands, except years)
Carrying value, long-term	$497,200	$496,966	$497,053	$496,907
Unamortized discount	2,800	3,034	2,947	3,093

Principal amount	$500,000	$500,000	$500,000	$500,000

Remaining amortization period (years)	4.5	9.5
Fair Value of Notes (Level 2)	$488,460	$486,870

Interest Cost

The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes and the Convertible Notes during the three months ended September 27, 2015 and September 28, 2014.

	Three Months Ended
	September 27,	September 28,
	2015	2014
	(in thousands)
Contractual interest coupon	$14,451	$6,562
Amortization of interest discount	9,122	8,509
Amortization of issuance costs	652	591
Amortization of interest rate contract	94	—

Total interest cost recognized	$24,319	$15,662

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

Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The credit facility contains certain restrictive covenants including maintaining a total consolidated indebtedness to consolidated capitalization ratio of no more than 0.5 to 1.0 and maintaining unrestricted or unencumbered cash and investments of no less than $1.0 billion. As of September 27, 2015, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $132.8 million in separate interest-bearing accounts, and marketable securities collateral in an aggregate of approximately $45.5 million, as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Consolidated Balance Sheet as of September 27, 2015.

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

Other Guarantees

The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of September 27, 2015, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.

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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of September 27, 2015, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $15.3 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties

The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.

Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended
	September 27, 2015	September 28, 2014
	(in thousands)
Balance at beginning of period	$93,209	$69,385
Warranties issued during the period	34,203	24,536
Settlements made during the period	(28,458)	(24,068)
Changes in liability for pre-existing warranties	14	599

Balance at end of period	$98,968	$70,452

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

NOTE 13 — STOCK REPURCHASE PROGRAM

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

Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2015				$316,587
Quarter ended September 27, 2015	1,205	$87,493	$72.61	$229,094

In addition to shares repurchased under the Board-authorized repurchase program shown above, during the three months ended September 27, 2015, the Company acquired 208,624 shares at a total cost of $15.3 million, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment	Accumulated unrealized holding gain (loss) on cash flow hedges	Accumulated unrealized holding gain (loss) on available- for-sale investments	Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 28, 2015	$(35,125)	$(2,859)	$(3,761)	$(16,051)	$(57,796)
Other comprehensive income (loss) before reclassifications	(7,707)	(544)	2,748	95	(5,408)
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(115)	341 (1)	20 (2)	—	246

Net current-period other comprehensive income (loss)	$(7,822)	$(203)	$2,768	$95	$(5,162)

Balance as of September 27, 2015	$(42,947)	$(3,062)	$(993)	$(15,956)	$(62,958)

(1)	Amount of after tax gain reclassified from AOCI into net income located in revenue: $1,225 gain; cost of goods sold: $1,312 loss; selling, general and administrative expenses: $195 loss; and other income and expense: $59 Loss
(2)	Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net

NOTE 15 – BUSINESS COMBINATIONS

On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation (“KLA-Tencor”), under which KLA-Tencor will ultimately become (assuming satisfaction or waiver of all conditions to closing) a direct or indirect wholly-owned subsidiary of Lam Research. Under the terms of the agreement, the Company will acquire KLA-Tencor for approximately $5.0 billion in aggregate cash consideration and approximately 80 million shares of Common Stock, valued at approximately $5.6 billion as of October 20, 2015. Following the merger, KLA-Tencor stockholders are expected to own approximately 32% of the combined company on a pro forma basis.

Each KLA-Tencor stockholder may elect to receive, for all shares of KLA-Tencor common stock they hold at the closing of the transaction, one of the following, determined on a per-share basis: (1) mixed consideration, consisting of both (i) 0.5 of a share of Common Stock and (ii) $32.00 in cash; (2) all-stock consideration, consisting of a number of shares of Common Stock equal to (i) 0.5 plus (ii) the quotient of $32.00 divided by the five-day volume weighted average price of Common Stock over a five trading day period ending shortly before the closing of the transaction (“the five day VWAP”); or (3) all-cash consideration, consisting of (i) $32.00 plus (ii) the product of 0.5 times the 5-day VWAP. KLA-Tencor stockholders who do not make an election will be deemed to have elected the mixed consideration. All-cash and all-stock elections will be subject to proration in accordance with the terms of the merger agreement. The stock component of the consideration is expected to represent a tax-free exchange. Completion of the transaction is subject to certain closing conditions, including but not limited to approval of the transaction by KLA-Tencor’s stockholders, approval of the issuance of Common Stock by the Company’s Stockholders, receipt of all required regulatory approvals, and other customary conditions.

The Company intends to fund the cash consideration from cash on hand from the combined companies and approximately $3.9 billion in debt financing, the Company has obtained a commitment for $4.2 billion of bridge financing from Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC. The Company intends to provide a direct, unconditional guarantee of KLA-Tencor’s senior notes, upon the closing, and plans to repay KLA-Tencor’s term loan from the proceeds of the new debt financing.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “expect,” “may,” “should,” “could” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: our ability to close the acquisition of KLA-Tencor; trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements, and our ability to satisfy those requirements; our ability to address critical steps in the fabrication process; our ability to develop technologies and productivity solutions that benefit our customers, and to facilitate our customers’ ability to meet more stringent performance or design standards; customer capital spending and their demand for our products; the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditures (with respect to certain technology inflections); our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 28, 2015 (our “2015 Form 10-K”), and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.

Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

For a full understanding of our financial position and results of operations for the three months ended September 27, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2015 Form 10-K.

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

Demand for our products has been strong throughout calendar year 2015 as semiconductor device manufacturers made capacity and technology investments. Technology inflections in our industry, including FinFET transistors, 3D NAND, multiple patterning and advanced packaging have led to an increase in the deposition and etch market sizes. The capacity and technology spending of our customers have contributed to increased revenue in the 2015 calendar year as compared to the 2014 calendar year. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.

In October, as further described in Note 15 to our Consolidated Financial Statements, we announced that we had entered into an agreement to acquire KLA-Tencor Corporation.

The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
	(in thousands, except per share data and percentages)
Revenue	$1,600,043	$1,481,370	$1,152,368
Gross margin	$722,363	$641,538	$505,539
Gross margin as a percent of total revenue	45.1%	43.3%	43.9%
Total operating expenses	$386,935	$450,503	$337,241
Net income	$288,679	$131,271	$141,081
Diluted net income per share	$1.66	$0.74	$0.80

In the September 2015 quarter, revenue increased compared to the quarter ended June 28, 2015 (the “June 2015 quarter”), primarily as a result of strong memory customers’ spending. Gross margin as a percent of revenue in the September 2015 quarter increased as compared to the June 2015 quarter due to changes in customer concentration and new product mix. The June 2015 quarter also included a $10 million impairment charge of a long lived asset. Operating expenses in the September 2015 quarter decreased compared to the June 2015 quarter related to a $79 million goodwill impairment charge for our single-wafer clean reporting unit in the June 2015 quarter. We also incurred restructuring charges for the clean reporting unit in the September 2015 quarter of $7 million.

Our cash and cash equivalents, investments, and restricted cash and investments balances increased to approximately $4.5 billion as of September 27, 2015 as compared to $4.2 billion as of June 28, 2015. Cash generated by operations was approximately $449 million during the September 2015 quarter. We used cash during the September 2015 quarter to repurchase $98 million of our shares, purchase $49 million of capital expenditures, and pay $48 million of dividends to our stockholders. Employee headcount increased as of September 27, 2015 as compared to June 28, 2015 by approximately 100 people to approximately 7,300 people.

RESULTS OF OPERATIONS

Shipments

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
Shipments (in millions)	$1,579	$1,616	$1,111

Taiwan	26%	24%	21%
Japan	17%	20%	11%
Korea	13%	23%	16%
China	25%	12%	8%
United States	8%	13%	25%
Southeast Asia	8%	4%	11%
Europe	3%	4%	8%

Shipments for the September 2015 quarter were consistent with the June 2015 quarter level and increased 42% compared to the September 2014 quarter, reflecting changes in customer demand for semiconductor equipment. The memory market was strong in the September 2015 quarter, as compared to prior quarters, driven by the industry’s technology inflections.

The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
Memory	72%	60%	44%
Foundry	18%	26%	45%
Logic/integrated device manufacturing	10%	14%	11%

Revenue

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
Revenue (in millions)	$1,600	$1,481	$1,152
Taiwan	28%	19%	18%
Japan	18%	14%	10%
Korea	17%	28%	19%
China	16%	17%	9%
United States	9%	14%	28%
Southeast Asia	8%	4%	9%
Europe	4%	4%	7%

Revenue for the September 2015 quarter increased 8% compared to the June 2015 quarter, and increased 39% as compared to the September 2014 quarter, reflecting an increase in investments by our customers. Our deferred revenue balance remained stable at $517 million as of September 27, 2015 compared to $518 million as of June 28, 2015. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $147 million as of September 27, 2015 and $164 million as of June 28, 2015.

Gross Margin

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
	(in thousands, except percentages)
Gross margin	$722,363	$641,538	$505,539
Percent of total revenue	45.1%	43.3%	43.9%

The improvement in gross margin as a percentage of revenue during the September 2015 quarter as compared to the June 2015 quarter was due to changes in customer concentration and a favorable product mix. The June 2015 quarter also included a $10 million impairment charge of a long lived asset.

Gross margin as a percentage of revenue during the September 2015 quarter increased when compared to the September 2014 quarter primarily due to improved factory efficiency and field absorption, as well as a favorable product mix.

Research and Development

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
	(in thousands, except percentages)
Research & development (“R&D”)	$234,209	$221,675	$188,934
Percent of total revenue	14.6%	15.0%	16.4%

We continued to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increased R&D spending from the June 2015 quarter to the September 2015 quarter reflects the continued spending on technologies for the industry inflection points. The increased spending in the September 2015 quarter was primarily due to a $12 million increase in supplies and a $4 million charge related to the clean reporting unit restructuring activities.

The increase in R&D expenses during the September 2015 quarter compared to the same period in the prior year was mainly due to a $16 million increase in employee compensation from higher headcount, reflecting an increase in our product development efforts, a $14 million increase in supplies, a $4 million increase in facility and information technology related spending to support R&D, and a $4 million restructuring charge for the clean reporting unit.

Selling, General and Administrative

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$152,726	$149,384	$148,307
Percent of total revenue	9.5%	10.1%	12.9%

The increase in SG&A expenses during the September 2015 quarter compared to the June 2015 quarter and to the September 2014 quarter was mainly due to a $3 million clean reporting unit restructuring charge.

Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
	(in thousands)
Interest income	$5,760	$6,856	$3,288
Interest expense	(24,661)	(24,554)	(15,704)
Gains (losses) on deferred compensation plan related assets, net	(5,164)	1,246	2,416
Foreign exchange gains (losses), net	(698)	(7)	906
Other, net	(2,358)	(3,895)	3,446

	$(27,121)	$(20,354)	$(5,648)

Interest income decreased in the September 2015 quarter, as compared to the June 2015 quarter, as a result of lower yield. Interest income increased in the September 2015 quarter, as compared to the September 2014 quarter, primarily as a result of higher cash and investment balances.

Interest expense increased in the September 2015 quarter, as compared to the September 2014 quarter, primarily due to the $1 billion Senior Note issuance in the March 2015 quarter.

We recognized losses on assets that are related to obligations under our deferred compensation plan in the September 2015 quarter, as compared to gains in the June 2015 and September 2014 quarters, due to changes in the market value of securities in the portfolio.

Foreign exchange losses in the September 2015 quarter were related to volatility in the foreign currency market and its impact on un-hedged portions of the balance sheet exposures.

Other, net in the September 2015 quarter decreased as compared to the June 2015 quarter primarily due to a settlement of matters relating to certain investment transactions in June 2015 quarter. Other, net was higher during the September 2014 quarter primarily due to a net gain associated with the disposition of Peter Wolters.

Income Tax Expense

Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended
	September 27, 2015	June 28, 2015	September 28, 2014
	(in thousands, except percentages)
Income tax expense	$19,628	$39,411	$21,569
Effective tax rate	6.4%	23.1%	13.3%

The decrease in the effective tax rate for the September 2015 quarter compared to the June 2015 and September 2014 quarters was primarily due to estimated higher income in lower tax jurisdictions along with the tax benefit of the Altera court ruling. Please refer to Note 5 to the Condensed Consolidated Financial Statements for the discussion of the Altera court ruling.

International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 7 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.

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

Equity-based Compensation: Employee Stock Purchase Plan (“ESPP”) and Employee Stock Plans: We recognize the fair value of equity-based compensation expense. We determine the fair value of our restricted stock units (“RSUs”), excluding market-based performance RSUs, based upon the fair market value of our common stock at the date of grant, discounted for dividends. We estimate the fair value of our market-based performance RSUs using a Monte Carlo simulation model at the date of the grant. We estimate the fair value of our stock options and ESPP awards using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award. We amortize the fair value of equity-based awards over the vesting periods of the award and we have elected to use the straight-line method of amortization.

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

We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we will perform an impairment test at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units. Prior to this allocation of the assets to the reporting units, we assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In our goodwill impairment process we first assess qualitative factors to determine whether it is necessary to perform a quantitative analysis. We do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. Our most recent annual goodwill impairment analysis, which was performed as of the first day of our fourth quarter of fiscal year 2015, March 30, 2015, resulted in the recognition of a $79.4 million goodwill impairment charge on our single-wafer clean systems reporting unit. We did not record any goodwill impairment in the three months ended September 27, 2015 or September 28, 2014.

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

In April 2015, the FASB released Accounting Standards Update 2015-3 “Interest — Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are required to adopt this standard starting in the first quarter of fiscal year 2017; we do not anticipate that adoption will have a material impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2015, we had $4.5 billion in gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) compared to $4.2 billion as of June 28, 2015. Approximately $2.5 billion and $2.2 billion of our total cash and investments as of September 27, 2015 and June 28, 2015, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and, of which, substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities

Net cash provided by operating activities of $449.0 million during the three months ended September 27, 2015 consisted of (in millions):

Net income	$288.7
Non-cash charges:
Depreciation and amortization	70.6
Equity-based compensation	35.8
Deferred income taxes	(6.0)
Amortization of note discounts and issuance costs	9.8
Changes in operating asset and liability accounts	39.7
Other	10.4

$449.0

Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in prepaid expense and other assets of $18.7 million and decrease in trade accounts payable of $45.9 million. The uses of cash are offset by sources of cash resulting from decreases in accounts receivable of $4.1 million and inventories of $27.4 million; as well as increases in accrued expenses and other liabilities of $69.9 million and deferred profit of $2.9 million.

Cash Flows from Investing Activities

Net cash used for investing activities during the three months ended September 27, 2015 was $79.2 million, primarily consisting of net purchases of available-for-sale securities of $28.2 million and capital expenditures of $49.5 million.

Cash Flows from Financing Activities

Net cash used for financing activities during the three months ended September was $123.2 million, primarily consisting of $98.4 million in treasury stock repurchases and $47.7 million of dividends paid, partially offset by $19.6 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.

Liquidity

Given that the semiconductor equipment industry is highly competitive and has experienced rapid changes in demand historically, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments as of September 27, 2015, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.

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

For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2015 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 28, 2015. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 27, 2015. Actual results may differ materially.

Fixed Income Securities

Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of September 27, 2015 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 27, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$174,931	$174,931	$174,931	$174,933	$174,931	$174,931	$174,931
Municipal Notes and Bonds	672,455	672,147	670,992	668,043	664,552	661,062	657,572
U.S. Treasury & Agencies	350,183	349,915	347,332	343,471	339,522	335,573	331,625
Government-Sponsored Enterprises	45,764	45,508	45,009	44,405	43,802	43,198	42,595
Foreign Government Bonds	46,585	46,417	46,026	45,564	45,102	44,640	44,178
Bank and Corporate Notes	1,409,270	1,401,432	1,390,892	1,379,938	1,368,948	1,357,960	1,346,972
Mortgage Backed Securities - Residential	31,934	31,833	31,709	31,566	31,414	31,263	31,111
Mortgage Backed Securities - Commercial	122,722	122,243	121,716	121,186	120,656	120,125	119,595

Total	$2,853,844	$2,844,426	$2,828,607	$2,809,106	$2,788,927	$2,768,752	$2,748,579

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

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of September 27, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Our Quarterly Revenues and Operating Results Are Variable

Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. We manage our expense levels based in part on our expectations of future revenues. Because our operating expenses are based in part on anticipated future revenues, and a certain amount of those expenses are relatively fixed, a change in the timing of recognition of revenue and/or the level of gross profit from a small number of transactions can unfavorably affect operating results in a particular quarter. Factors that may cause our financial results to fluctuate unpredictably include, but are not limited to:

•	economic conditions in the electronics and semiconductor industries in general and specifically the semiconductor equipment industry;

•	the size and timing of orders from customers;

•	consolidation of the customer base may result in the investment decisions of one customer or market having a significant effect on demand for our products or services;

•	procurement shortages;

•	the failure of our suppliers or outsource providers to perform their obligations in a manner consistent with our expectations;

•	manufacturing difficulties;

•	customer cancellations or delays in shipments, installations, and/or customer acceptances;

•	the extent that customers continue to purchase and use our products and services in their business;

•	our customers’ reuse of existing and installed products, to the extent that such reuse decreases their need to purchase new products or services;

•	changes in average selling prices, customer mix, and product mix;

•	our ability in a timely manner to develop, introduce and market new, enhanced, and competitive products;

•	our competitors’ introduction of new products;

•	legal or technical challenges to our products and technology;

•	transportation, communication, demand, information technology or supply disruptions based on factors outside our control such as strikes, acts of God, wars, terrorist activities, and natural or man-made disasters;

•	legal, tax, accounting, or regulatory changes (including but not limited to change in import/export regulations) or changes in the interpretation or enforcement of existing requirements;

•	changes in our estimated effective tax rate;

•	foreign currency exchange rate fluctuations; and

•	convertibility and the dilutive impact of our Convertible Notes and related warrants on our earnings per share.

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

Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share

As a result of the issuance of our 2020 and 2025 Senior Notes, our 2016 and 2018 Convertible Notes, and the assumption of the 2041 Convertible Notes in connection with our acquisition of Novellus Systems, Inc. (collectively the “Notes”), we have a greater amount of debt than we have maintained in the past. Furthermore, in March 2014, we entered into an unsecured credit agreement providing us with the ability to borrow up to $300 million (and, under certain circumstances, to increase such availability to $500 million). We may, in the future, decide to borrow amounts under this facility, or to enter into additional debt arrangements, including as described below in “Following the merger, our substantial leverage and debt service obligations could adversely affect our business”.

In addition, we have entered, and in the future may enter, into derivative instrument arrangements to hedge against the variability of cash flows due to changes in the benchmark interest rate of fixed rate debt. We could be exposed to losses in the event of nonperformance by the counterparties to our derivative instruments.

Our maintenance of higher levels of indebtedness could have adverse consequences including:

•	increased risk associated with any inability to satisfy our obligations;

•	increasing the portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes; and

•	impaired ability to obtain additional financing in the future.

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

Conversion of our Convertible Notes and resulting exercise of the related warrants may cause dilution to our stockholders and to our earnings per share. The number of shares of our Common Stock into which the Convertible Notes are convertible for and the related warrants are exercisable for may be adjusted from time to time, including increases in such rates as a result of dividends that we pay to our stockholders. Upon conversion of any Convertible Notes, we will deliver cash in the amount of the principal amount of the

Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our Common Stock, which would result in dilution to our stockholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes or through share repurchases. Prior to the maturity of the Convertible Notes, if the price of our Common Stock exceeds the conversion price, GAAP require that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our Common Stock could also be affected by sales of our Common Stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Convertible Notes.

Our Credit Agreements Contain Covenant Restrictions That May Limit Our Ability To Operate Our Business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements contain, and any of our other future similar agreements such as any we may enter into in connection with our proposed acquisition of KLA-Tencor may contain, covenant restrictions that limit our ability to, among other things:

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

We Have a Limited Number of Key Customers

Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the three months ended September 27, 2015 and the years ended June 29, 2015, and June 28, 2014, three customers accounted for 48%, 51%, and 52% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing; increased costs and/or lower margins for us; compliance to specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

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

Our Future Success Depends Heavily on International Sales and the Management of Global Operations

Non-U.S. sales accounted for approximately 91%, 83%, and 86% of total revenue for the three months ended September 27, 2015 and fiscal years 2015, and 2014, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.

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

We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro and Korean won. Currently, we enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities; primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen and euro and Korean won-denominated expenses. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

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

We Rely Upon Certain Critical Information Systems for the Operation of Our Business

We maintain and rely upon certain critical information systems for the effective operation of our business. These information systems include telecommunications, the internet, our corporate intranet, various computer hardware and software applications, network communications, and e-mail. These information systems may be owned and maintained by us, our outsourced providers or third parties such as vendors and contractors. Many of these information systems and outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). All of these information systems are subject to attacks, failures, and access denials from a number of potential sources including viruses, destructive or inadequate code, power failures, and physical damage to computers, hard drives, communication lines, and networking equipment. Confidential and/or sensitive information stored on these information systems or transmitted to or from cloud storage could be intentionally or unintentionally compromised, lost and/or stolen. While we have implemented security procedures, such as virus protection software and emergency recovery processes, to mitigate the outlined risks with respect to information systems that are under our control, they cannot be guaranteed to be failsafe and our inability to use or access these information systems at critical points in time, or unauthorized releases of proprietary or confidential information, could unfavorably impact the timely and efficient operation of our business and our reputation.

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

If We Choose to Acquire or Dispose of Businesses, Product Lines and Technologies, We May Encounter Unforeseen Costs and Difficulties That Could Impair Our Financial Performance

An important element of our management strategy is to review acquisition prospects that would complement our existing products, augment our market coverage and distribution ability, or enhance our technological capabilities. As a result, we may make acquisitions of complementary companies, products or technologies as with our proposed acquisition of KLA-Tencor, or we may reduce or dispose of certain product lines or technologies that no longer fit our long-term strategies. Managing an acquired business, disposing of product technologies or reducing personnel entail numerous operational and financial risks, including difficulties in assimilating acquired operations and new personnel or separating existing business or product groups, diversion of management’s attention away from other business concerns, amortization of acquired intangible assets, adverse customer reaction to our decision to cease support for a product, and potential loss of key employees or customers of acquired or disposed operations. There can be no assurance that we will be able to achieve and manage successfully any such integration of potential acquisitions, disposition of product lines or technologies, or reduction in personnel or that our management, personnel, or systems will be adequate to support continued operations. Any such inabilities or inadequacies could have a material adverse effect on our business, operating results, financial condition, and cash flows.

In addition, any acquisition could result in changes such as potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, the amortization of related intangible assets, and goodwill impairment charges, any of which could materially adversely affect our business, financial condition, and results of operations and/or the price of our Common Stock.

The Market for Our Common Stock is Volatile, Which May Affect Our Ability to Raise Capital, Make Acquisitions, or Subject Our Business to Additional Costs

The market price for our Common Stock is volatile and has fluctuated significantly over the past years. The trading price of our Common Stock could continue to be highly volatile and fluctuate widely in response to a variety of factors, many of which are not within our control or influence. These factors include, but are not limited to, the following:

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

Intellectual Property, Indemnity, and Other Claims Against Us Can be Costly and We Could Lose Significant Rights That are Necessary to Our Continued Business and Profitability

Third parties may assert infringement, unfair competition, product liability, breach of contract, or other claims against us. From time to time, other persons send us notices alleging that our products infringe their patent or other intellectual property rights. In addition, law enforcement authorities may seek criminal charges relating to intellectual property or other issues. We also face risks of claims arising from commercial and other relationships. In addition, our bylaws and other indemnity obligations provide that we will indemnify officers and members of our board of directors against losses that they may incur in legal proceedings resulting from their service to us. From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers and suppliers, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. In such cases, it is our policy either to defend the claims or to negotiate licenses or other settlements on commercially reasonable terms. However, we may be unable in the future to negotiate necessary licenses or reach agreement on other settlements on commercially reasonable terms, or at all, and any litigation resulting from these claims by other parties may materially adversely affect our business and financial results, and we may be subject to substantial damage awards and penalties. Moreover, although we have insurance to protect us from certain claims and cover certain losses to our property, such insurance may not cover us for the full amount of any losses, or at all, and may be subject to substantial exclusions and deductibles.

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

To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all evolving standards. Changes in or ambiguous interpretations of laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased SG&A expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and results of operations could be adversely affected.

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

If We are Unable to Complete Our Contemplated Acquisition of KLA-Tencor Corporation, Our Expected Financial Results and the Market Value of our Common Stock Could Be Adversely Affected

On October 20, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “merger agreement”) with KLA-Tencor Corporation (“KLA-Tencor”) to acquire all of KLA-Tencor’s issued and outstanding stock through a merger of KLA-Tencor with our subsidiaries, Topeka Merger Sub 1, Inc. and Topeka Merger Sub 2, Inc. (the “merger”). Consummation of the merger is subject to customary conditions to closing, including the receipt of required regulatory approvals, the approval of the issuance of our common stock to KLA-Tencor’s stockholders in the merger by our stockholders, and the approval of the merger by KLA-Tencor’s stockholders. If any condition to the merger is not satisfied or waived, the merger will not be completed. We and KLA-Tencor also may terminate the merger agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the merger on the already negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the merger include:

•	various conditions to the closing of the merger may not be satisfied or waived;

•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;

•	we and KLA-Tencor are subject to litigation related to the merger, and may be subject to additional proceedings in the future;

•	required regulatory approvals from governmental entities may delay the merger or result in the imposition of conditions that could cause the abandonment of the merger;

•	the merger agreement may be terminated in circumstances that would require us to pay KLA-Tencor a termination fee of up to $290 million;

•	the merger agreement contains provisions that could discourage a potential acquirer of the Company;

•	our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the merger may be adversely affected;

•	the increase in our leverage and debt service obligations as a result of the assumption of KLA-Tencor’s debt and the incurrence of additional financing in connection with the merger may adversely affect the combined company’s financial condition, results of operations and earnings per share;

•	the attention of our employees and management may be diverted due to activities related to the merger; and disruptions from the merger, whether completed or not, may harm our relationships with our employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by our customers.

Even if the KLA-Tencor Merger is Consummated, We May Not Realize the Anticipated Benefits of the Merger.

If the merger is consummated, achieving the anticipated benefits of the merger will depend upon many factors, such as customer acceptance, whether we and KLA-Tencor integrate our businesses in an effective and efficient manner, and our ability to service increased debt. If our customers do not support the combined company as anticipated, it could adversely affect anticipated revenues or operating performance. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the merger will take time and will require the dedication of significant management resources, which may temporarily distract our management’s attention from the routine business of the combined company. Any delay or inability of our management to successfully integrate the operations of the two companies could compromise the combined entity’s potential to achieve the anticipated long-term strategic benefits of the merger and could have a material adverse effect on the business, financial condition and results of operations of the combined company and the market value of our stock after the merger. Following the merger, the combined company will have significantly increased its debt. The combined company’s ability to meet its debt obligations will depend upon its future performance, which will be affected by financial, business, economic and regulatory conditions, as well as the performance of the combined company.

There Can Be No Assurance that We Will be able to Secure the Financing We Intend to Use to Pay the Cash Portion of the Consideration for the Merger.

We intend to fund the cash consideration and other amounts payable under the terms of the merger agreement from a combination of cash on hand and debt financing, which may include some combination of replacement financing, such as borrowings under a new senior unsecured term loan facility and the issuance of debt securities, or, to the extent necessary, borrowings under a senior unsecured 364-day bridge loan facility in an aggregate principal amount of up to $4.2 billion (as contemplated by the bridge commitment letter entered into by the Company at the time of execution of the merger agreement). As of the date hereof, neither the Company nor any of its subsidiaries has entered into any definitive agreements for any debt financing in connection with the merger. The availability of any debt financing pursuant to the bridge commitment letter is, and other financing we might arrange will be, subject to certain conditions precedent. Therefore, no assurance can be given that the financing pursuant to the bridge facility or the replacement financing described above will be available.

Our obligation to complete the merger is not subject to a financing contingency. In the event that the bridge facility or the replacement financing is not available, other financing may not be available on acceptable terms, in a timely manner, or at all. If we are unable to secure alternative financing, the merger may not be completed and we could be liable to KLA-Tencor for breach of the merger agreement in connection with our failure to consummate the merger.

Following the Merger, our Substantial Leverage and Debt Service Obligations Could Adversely Affect our Business.

After giving effect to the merger, we expect to have total external debt of approximately $8.6 billion. The degree to which we will be leveraged following the merger could have important consequences for our stockholders, including, but not limited to, potentially:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures, product research, dividends, share repurchases and development or other corporate purposes;

•	increasing our vulnerability to and limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment and the industry in which we operate;

•	placing the combined company at a competitive disadvantage as compared to its competitors, to the extent that those competitors are not as highly leveraged;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	exposing us to the risk of increased interest rates as borrowings under certain of our credit facilities are expected to be subject to variable rates of interest;

•	making it more difficult for the combined company to repay, refinance, or satisfy its obligations with respect to its debt;

•	causing our long-term and short-term debt ratings to be lower than the long-term and short-term debt ratings currently applicable to the Company and KLA-Tencor; and

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 28, 2015				$316,587
June 29, 2015 - July 26, 2015	256	$78.94	250	296,890
July 27, 2015 - August 23, 2015	555	$73.39	362	270,239
August 24, 2015 - September 27, 2015	602	$69.39	593	229,094

Total	1,413	$72.69	1,205	$229,094

(1)	In addition to shares repurchased under the Board-authorized repurchase program shown above, the Company acquired 208,624 shares at a total cost of $15.3 million, during the three months ended September 27, 2015, which we withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under our equity compensation plans. The shares retained by us through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under our equity compensation plans.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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

Date: November 3, 2015	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Agreement of Plan of Merger, dated October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger Sub 2, Inc., and KLA-Tencor Corporation.

10.1**	Commitment Letter, Dated October 20, 2015, by and among Lam Research Corporation, Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit 2.1 is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 21, 2015. Certain exhibits and schedules have been omitted, and Lam agrees to furnish supplementally to the Commission a copy of any omitted exhibits or schedules upon request.
**	Exhibit 10.1 is incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 21, 2015.