Form 10-Q
period 2015-12-27
LAM RESEARCH CORP
filed 2016-02-03
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-12933
___________________________________________________________
LAM RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	94-2634797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4650 Cushing Parkway Fremont, California	94538
(Address of principal executive offices)	(Zip Code)
(510) 572-0200
(Registrant’s telephone number, including area code)
__________________________________________________

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
As of January 29, 2016, the Registrant had 158,893,928 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Revenue	$1,425,534	$1,232,241	$3,025,577	$2,384,609
Cost of goods sold	799,024	695,584	1,676,704	1,342,413
Gross margin	626,510	536,657	1,348,873	1,042,196
Research and development	220,754	196,768	454,963	385,702
Selling, general and administrative	166,922	151,148	319,648	299,455
Total operating expenses	387,676	347,916	774,611	685,157
Operating income	238,834	188,741	574,262	357,039
Other expense, net	(29,935)	(9,799)	(57,056)	(15,447)
Income before income taxes	208,899	178,942	517,206	341,592
Income tax benefit (expense)	14,081	(2,002)	(5,547)	(23,571)
Net income	$222,980	$176,940	$511,659	$318,021
Net income per share:
Basic	$1.41	$1.11	$3.23	$1.98
Diluted	$1.28	$1.00	$2.94	$1.80
Number of shares used in per share calculations:
Basic	158,424	159,248	158,388	160,467
Diluted	174,242	177,046	174,308	177,082
Cash dividend declared per common share	$0.30	$0.18	$0.60	$0.36

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net income	$222,980	$176,940	$511,659	$318,021
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,022)	(8,843)	(8,844)	(17,802)
Cash flow hedges:
Net unrealized gains during the period	3,703	7,604	3,159	7,902
Net gains reclassified into earnings	(3,220)	(2,622)	(2,879)	(2,724)
	483	4,982	280	5,178
Available-for-sale investments:
Net unrealized losses during the period	(5,133)	(2,981)	(2,385)	(4,740)
Net (gains) losses reclassified into earnings	(244)	113	(224)	492
	(5,377)	(2,868)	(2,609)	(4,248)
Defined benefit plans, net change in unrealized component	93	70	188	136
Other comprehensive loss, net of tax	(5,823)	(6,659)	(10,985)	(16,736)
Comprehensive income	$217,157	$170,281	$500,674	$301,285

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 27, 2015	June 28, 2015
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$1,967,873	$1,501,539
Investments	2,507,607	2,574,947
Accounts receivable, less allowance for doubtful accounts of $4,904 as of December 27, 2015 and $4,890 as of June 28, 2015	1,089,850	1,093,582
Inventories	879,821	943,346
Prepaid expenses and other current assets	225,046	157,435
Total current assets	6,670,197	6,270,849
Property and equipment, net	643,746	621,418
Restricted cash and investments	207,568	170,969
Goodwill	1,387,082	1,387,509
Intangible assets, net	652,131	728,140
Other assets	189,697	185,763
Total assets	$9,750,421	$9,364,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$230,974	$300,203
Accrued expenses and other current liabilities	757,260	649,438
Deferred profit	261,049	322,070
Current portion of convertible notes and capital leases	973,697	1,359,650
Total current liabilities	2,222,980	2,631,361
Senior notes, convertible notes, and capital leases, less current portion	1,404,683	1,001,382
Income taxes payable	257,502	202,930
Other long-term liabilities	135,303	184,023
Total liabilities	4,020,468	4,019,696
Commitments and contingencies
Temporary equity, convertible notes	177,662	241,808
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized - 400,000 shares; issued and outstanding, 158,568 shares at December 27, 2015 and 158,531 shares at June 28, 2015	159	159
Additional paid-in capital	5,516,129	5,366,773
Treasury stock, at cost, 101,159 shares at December 27, 2015 and 99,562 shares at June 28, 2015	(4,408,777)	(4,302,847)
Accumulated other comprehensive loss	(68,781)	(57,796)
Retained earnings	4,513,561	4,096,855
Total stockholders’ equity	5,552,291	5,103,144
Total liabilities and stockholders’ equity	$9,750,421	$9,364,648

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 27, 2015	December 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$511,659	$318,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,388	137,421
Deferred income taxes	2,613	6,506
Equity-based compensation expense	68,344	62,672
Income tax benefit on equity-based compensation plans	5,713	11,002
Excess tax benefit on equity-based compensation plans	(5,753)	(11,003)
Amortization of note discounts and issuance costs	33,480	18,299
Gain on sale of business	—	(7,431)
Other, net	20,603	7,133
Changes in operating assets and liabilities	(35,505)	(240,220)
Net cash provided by operating activities	743,542	302,400
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(77,597)	(103,234)
Business acquisitions, net of cash acquired	—	(1,137)
Purchases of available-for-sale securities	(808,292)	(1,063,863)
Sales and maturities of available-for-sale securities	819,291	751,918
Repayment of notes receivable	8,082	3,978
Proceeds from sale of business	—	41,212
Other, net	(6,246)	122
Net cash used for investing activities	(64,762)	(371,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(28,470)	(781)
Excess tax benefit on equity-based compensation plans	5,753	11,003
Treasury stock purchases	(111,183)	(373,958)
Dividends paid	(95,555)	(58,621)
Re-issuance of treasury stock related to employee stock purchase plan	19,245	16,919
Proceeds from issuance of common stock	1,550	8,832
Other, net	(322)	—
Net cash used for financing activities	(208,982)	(396,606)
Effect of exchange rate changes on cash and cash equivalents	(3,464)	(6,192)
Net increase (decrease) in cash and cash equivalents	466,334	(471,402)
Cash and cash equivalents at beginning of period	1,501,539	1,452,677
Cash and cash equivalents at end of period	$1,967,873	$981,275

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
The consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2016 and includes 52 weeks. The quarters ended December 27, 2015 (the “December 2015 quarter”) and December 28, 2014 (the “December 2014 quarter”) included 13 weeks.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB released Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company is required to adopt this standard starting in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. The Company has not yet selected a transition method, and is in the process of determining the impact that the new standard will have on its consolidated financial statements.
In April 2015, the FASB released ASU 2015-3, “Interest – Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt this standard starting in the first quarter of fiscal year 2017 and does not anticipate that implementation will have a material impact on its Consolidated Financial Statements.
In September 2015, the FASB released ASU 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, the cumulative impact of measurement period adjustments, including the impact on prior periods, is required to be recognized in the reporting period in which the adjustment is identified. The standard update will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted; the Company is evaluating the timing of its adoption of the standard.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The amendments in this ASU are effective for the Company beginning in its first quarter of fiscal year 2018. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company is still in the process of evaluating the timing and impact of adopting the guidance.
In January 2016, FASB released ASU 2016-1, “Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment changes the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendment provides clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity's other deferred tax assets, among other changes. The Company is required to adopt this standard starting in the first quarter of fiscal year 2019 and does not anticipate that implementation will have a material impact on its Consolidated Financial Statements.
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”) of Lam Research common stock (“Common Stock”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s options and RSU awards typically vest over a period of three years or less. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.

The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Equity-based compensation expense	$32,570	$30,632	$68,344	$62,672
Income tax benefit related to equity-based compensation expense	$12,651	$6,116	$18,748	$10,840
The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.
Stock Options and RSUs
The Lam Research Corporation 2015 Stock Incentive Plan, 2007 Stock Incentive Plan, as amended and 2011 Stock Incentive Plan, as amended (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees, consultants and advisors, and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 28, 2015	835,832	$37.44	4,954,088	$60.13
Granted	—	$—	151,462	$71.46
Exercised	(70,291)	$22.03	N/A	N/A
Canceled	—	$—	(46,193)	$65.08
Vested restricted stock	N/A	N/A	(1,247,240)	$46.19
December 27, 2015	765,541	$38.86	3,812,117	$65.08
As of December 27, 2015, there was $2.0 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

As of December 27, 2015, there was $146.5 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 1.8 years.
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
Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the six months ended December 27, 2015 and December 28, 2014:

	Six Months Ended
	December 27, 2015	December 28, 2014
Expected term (years)	0.67	0.68
Expected stock price volatility	31.86%	29.07%
Risk-free interest rate	0.19%	0.07%
Dividend Yield	0.94%	0.29%
There were no ESPP purchases during the quarter ended December 27, 2015. As of December 27, 2015, there was $11.7 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately eight months.
NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Interest income	$6,729	$4,024	$12,489	$7,312
Interest expense	(38,577)	(15,797)	(63,238)	(31,501)
Gains (losses) on deferred compensation plan related assets, net	1,983	2,593	(3,181)	5,009
Foreign exchange gains (losses), net	512	(130)	(186)	776
Other, net	(582)	(489)	(2,940)	2,957
	$(29,935)	$(9,799)	$(57,056)	$(15,447)
Interest expense in the three and six months ended December 27, 2015 increased, as compared to the three and six months ended December 28, 2014, primarily due to interest expense associated with the $1 billion Senior Note issuance in the March 2015 and the amortization of bridge loan financing issuance costs of approximately $13.6 million (see Note 11 and Note 12 for additional information regarding the Senior Note and bridge loan financing).
NOTE 5 — INCOME TAX EXPENSE
The Company recorded an income tax (benefit) expense of $(14.1) million and $5.5 million for the three and six months ended December 27, 2015, which yielded an effective tax rate of approximately (6.7)% and 1.1%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended December 27, 2015 is primarily due to estimated higher income in lower tax jurisdictions, extension of the U.S. federal research and development tax credit for part of fiscal year 2015 and all of fiscal year 2016, recognition of previously unrecognized tax benefits due to lapse of statutes of limitation and the tax effect of KLA-Tencor acquisition related expenses, offset by the tax effect of nondeductible stock based compensation and unrecognized tax benefits due to uncertain tax positions. The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the six months ended December 27, 2015 is primarily due to estimated higher income in lower tax jurisdictions, the recognition of a discrete tax benefit of the Altera court case, extension of the U.S. federal research and development tax credit for part of fiscal year 2015 and all of fiscal year 2016, recognition of previously unrecognized tax benefits due to lapse of statutes of limitation and the tax effect of KLA-Tencor acquisition related expenses, offset by the tax effect of non-deductible stock-based compensation and unrecognized tax benefits due to uncertain tax positions.

In July 2015, the United States Tax Court (the “Court”) issued an opinion favorable to Altera Corporation (“Altera”) with respect to Altera’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of stock-based compensation expense in an inter-company cost-sharing arrangement with Altera’s foreign subsidiary. In its opinion, the Court accepted Altera’s position of excluding stock based compensation from its inter-company cost-sharing arrangement. The Company is including the impact of the Altera court ruling in its income tax expense calculations. However, the U.S Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. The Company will continue to monitor this matter and related potential impacts to its financial statements.
NOTE 6 — NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income per share is computed using the treasury stock method, for dilutive stock options, RSUs, convertible notes, and warrants. Dilutive shares outstanding include the effect of the convertible notes. Refer to Note 11 for additional information regarding the Company's convertible notes. The following table reconciles the numerators and denominators of the basic and diluted computations for net income per share.

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except per share data)
Numerator:
Net income	$222,980	$176,940	$511,659	$318,021
Denominator:
Basic average shares outstanding	158,424	159,248	158,388	160,467
Effect of potential dilutive securities:
Employee stock plans	2,034	3,304	2,289	3,432
Convertible notes	13,363	13,744	13,242	12,805
Warrants	421	750	389	378
Diluted average shares outstanding	174,242	177,046	174,308	177,082
Net income per share - basic	$1.41	$1.11	$3.23	$1.98
Net income per share - diluted	$1.28	$1.00	$2.94	$1.80

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Number of options and RSUs excluded	79	—	85	—
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

The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of December 27, 2015 and June 28, 2015:

	December 27, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$389,483	$—	$—	$389,483	$384,789	$—	$4,694	$—
Level 1:
Time Deposit	175,259	—	—	175,259	42,438	—	132,822	—
Money Market Funds	1,540,647	—	—	1,540,647	1,540,646	—	—	—
U.S. Treasury and Agencies	345,105	2	(1,941)	343,166	—	273,114	70,052	—
Mutual Funds	33,995	2,733	(573)	36,155	—	—	—	36,155
Level 1 Total	$2,095,006	$2,735	$(2,514)	$2,095,227	$1,583,084	$273,114	$202,874	$36,155
Level 2:
Municipal Notes and Bonds	643,087	408	(317)	643,178	—	643,178	—	—
U.S. Treasury and Agencies	8,028	—	(110)	7,918	—	7,918	—	—
Government-Sponsored Enterprises	47,944	—	(270)	47,674	—	47,674	—	—
Foreign Government Bonds	46,394	1	(229)	46,166	—	46,166	—	—
Corporate Notes and Bonds	1,343,415	328	(5,401)	1,338,342	—	1,338,342	—	—
Mortgage Backed Securities — Residential	35,611	65	(371)	35,305	—	35,305	—	—
Mortgage Backed Securities — Commercial	116,662	7	(759)	115,910	—	115,910	—	—
Level 2 Total	$2,241,141	$809	$(7,457)	$2,234,493	$—	$2,234,493	$—	$—
Total	$4,725,630	$3,544	$(9,971)	$4,719,203	$1,967,873	$2,507,607	$207,568	$36,155

	June 28, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$276,663	$—	$—	$276,663	$271,452	$—	$5,211	$—
Level 1:
Time Deposit	177,567	—	—	177,567	44,738	—	132,829	—
Money Market Funds	1,177,875	—	—	1,177,875	1,177,875	—	—	—
U.S. Treasury and Agencies	349,009	72	(861)	348,220	—	315,291	32,929	—
Mutual Funds	30,584	2,926	(47)	33,463	—	—	—	33,463
Level 1 Total	$1,735,035	$2,998	$(908)	$1,737,125	$1,222,613	$315,291	$165,758	$33,463
Level 2:
Municipal Notes and Bonds	659,550	429	(335)	659,644	7,474	652,170	—	—
U.S. Treasury and Agencies	4,007	—	(4)	4,003	—	4,003	—	—
Government-Sponsored Enterprises	53,612	2	(249)	53,365	—	53,365	—	—
Foreign Government Bonds	50,336	31	(161)	50,206	—	50,206	—	—
Corporate Notes and Bonds	1,329,587	685	(3,797)	1,326,475	—	1,326,475	—	—
Mortgage Backed Securities — Residential	32,231	72	(292)	32,011	—	32,011	—	—
Mortgage Backed Securities — Commercial	141,988	44	(606)	141,426	—	141,426	—	—
Level 2 Total	$2,271,311	$1,263	$(5,444)	$2,267,130	$7,474	$2,259,656	$—	$—
Total	$4,283,009	$4,261	$(6,352)	$4,280,918	$1,501,539	$2,574,947	$170,969	$33,463

The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and six months ended December 27, 2015 or December 28, 2014. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.6 million and $(1.4) million, respectively, in the three months ended December 27, 2015 and $0.4 million and $(0.4) million, respectively, in the three months ended December 28, 2014. Gross realized gains and gross realized (losses) from sales of investments were approximately $0.8 million and $(2.0) million, respectively, in the six months ended December 27, 2015 and $0.9 million and $(1.0) million, respectively, in the six months ended December 28, 2014.

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	December 27, 2015
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$256,272	$(313)	$1,816	$(4)	$258,088	$(317)
U.S. Treasury & Agencies	347,138	(2,051)	—	—	347,138	(2,051)
Mutual Funds	22,053	(573)	—	—	22,053	(573)
Government-Sponsored Enterprises	47,507	(270)	—	—	47,507	(270)
Foreign Government Bonds	39,895	(229)	—	—	39,895	(229)
Corporate Notes and Bonds	1,107,398	(5,252)	39,808	(149)	1,147,206	(5,401)
Mortgage Backed Securities — Residential	23,303	(279)	1,669	(92)	24,972	(371)
Mortgage Backed Securities — Commercial	93,913	(654)	12,421	(105)	106,334	(759)
	$1,937,479	$(9,621)	$55,714	$(350)	$1,993,193	$(9,971)
The amortized cost and fair value of cash equivalents, investments and restricted investments with contractual maturities are as follows as of December 27, 2015:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$2,260,834	$2,260,815
Due after one year through five years	1,837,148	1,829,956
Due in more than five years	204,170	202,794
	$4,302,152	$4,293,565
The Company has the ability, if necessary, to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase nonetheless are classified as short-term on the accompanying Condensed Consolidated Balance Sheets.

Derivative Instruments and Hedging
The Company carries derivative financial instruments (“derivatives”) on its Condensed Consolidated Balance Sheets at their fair values. The Company enters into derivative contracts with financial institutions with the primary objective of reducing volatility of earnings and cash flows related to foreign currency exchange rates and interest rate fluctuations. The counterparties to these derivative contracts are large global financial institutions that the Company believes are creditworthy, and therefore, it does not consider the risk of counterparty nonperformance to be material.
Cash Flow Hedges
The Company’s financial position is routinely subjected to market risk associated with foreign currency exchange rate fluctuations on non-U.S. dollar transactions or cash flows, primarily from Japanese yen-denominated revenues, and Euro and Korean won-denominated expenses. The Company’s policy is to mitigate the foreign exchange risk arising from the fluctuations in the value of these non-U.S. dollar denominated transactions or cash flows through a foreign currency cash flow hedging program, using forward contracts and foreign currency options that generally expire within 12 months and no later than 24 months. These foreign currency forward contracts and foreign currency options are designated as cash flow hedges and are carried on the Company’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in revenue/expense in the same period the hedged items are recognized.
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

At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or six months ended December 27, 2015 and December 28, 2014 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value associated with the forward contracts and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of December 27, 2015, the Company had losses of $3.0 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 9.3 years. Additionally, the Company had gains of $0.4 million accumulated in other comprehensive income, net of tax, related to cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
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
As of December 27, 2015, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge program:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$99,765	$—	$94,636
Swiss franc	—	—	4,881	—
Euro	20,065	—	15,276	—
Korean won	5,515	—	8,483	—
Singapore dollar	—	—	5,674	—
Taiwan dollar	—	—	24,410	—
	$25,580	$99,765	$58,724	$94,636

Foreign Currency Option Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$39,135	$—	$—

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of December 27, 2015 and June 28, 2015 were as follows:

	December 27, 2015				June 28, 2015
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,732	Accrued liabilities	$237	Prepaid expense and other assets	$3,388	Accrued liabilities	$957
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	84	Accrued liabilities	77	Prepaid expense and other assets	8	Accrued liabilities	960
Total derivatives		$1,816		$314		$3,396		$1,917
Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of December 27, 2015, the potential effect of rights of off-set associated with the above foreign exchange contracts would be an offset to assets and liabilities by $0.3 million, resulting in a net derivative asset of $1.5 million. As of June 28, 2015, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $1.9 million, resulting in a net derivative asset of $1.5 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.

The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended December 27, 2015			Six Months Ended December 27, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	(Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$4,256	$(4,808)	$215	$4,187	$(6,186)	$247
Foreign Exchange Contracts	Cost of goods sold	(223)	1,052	(14)	(638)	2,557	(36)
Foreign Exchange Contracts	Selling, general, and administrative	147	111	(12)	(26)	369	(19)
Interest Rate Contracts	Other expense, net	—	(95)	—	—	(189)	—
		$4,180	$(3,740)	$189	$3,523	$(3,449)	$192

		Three Months Ended December 28, 2014			Six Months Ended December 28, 2014
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$8,765	$4,967	$81	$11,789	$5,436	$124
Foreign Exchange Contracts	Cost of goods sold	(1,264)	(1,557)	(19)	(3,287)	(1,833)	(25)
Foreign Exchange Contracts	Selling, general, and administrative	(555)	(604)	(9)	(1,421)	(709)	(11)
Foreign Exchange Contracts	Other expense, net	2,071	—	—	2,071	—	—
		$9,017	$2,806	$53	$9,152	$2,894	$88
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Six Months Ended
		December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$1,561	$1,118	$7,568	$2,086

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
NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	December 27, 2015	June 28, 2015
	(in thousands)
Raw materials	$546,892	$566,645
Work-in-process	118,161	141,264
Finished goods	214,768	235,437
	$879,821	$943,346
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of Goodwill is approximately $1.4 billion as of December 27, 2015 and June 28, 2015. Of the $1.4 billion goodwill balance, $61.1 million is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets
The following table provides the Company’s intangible assets as of December 27, 2015:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,414	$(267,855)	$347,559
Existing technology	643,750	(357,344)	286,406
Patents	36,053	(27,476)	8,577
Other intangible assets	35,914	(35,425)	489
Intangible assets subject to amortization	1,331,131	(688,100)	643,031
Development rights	9,100		9,100
Intangible assets not subject to amortization	9,100		9,100
Total intangible assets	$1,340,231	$(688,100)	$652,131

The following table provides the Company’s intangible assets as of June 28, 2015:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,490	$(234,968)	$380,522
Existing technology	643,919	(313,071)	330,848
Patents	33,553	(26,431)	7,122
Other intangible assets	35,914	(35,366)	548
Intangible assets subject to amortization	1,328,876	(609,836)	719,040
Development rights	9,100		9,100
Intangible assets not subject to amortization	9,100		9,100
Total intangible assets	$1,337,976	$(609,836)	$728,140
The Company recognized $39.3 million and $40.0 million in intangible asset amortization expense during the three months ended December 27, 2015 and December 28, 2014, respectively. The Company recognized $78.3 million and $79.2 million in intangible asset amortization expense during the six months ended December 27, 2015, and December 28, 2014, respectively.
The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of December 27, 2015 was as follows:

Fiscal Year	Amount
(in thousands)
2016 (6 months)	$77,954
2017	154,356
2018	153,152
2019	115,203
2020	50,054
Thereafter	92,312

$643,031

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 27, 2015	June 28, 2015
	(in thousands)
Accrued compensation	$375,937	$314,516
Warranty reserves	97,334	93,209
Income and other taxes payable	68,072	39,275
Dividend payable	47,539	47,659
Other	168,378	154,779
	$757,260	$649,438

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
At December 27, 2015, the market value of the Company’s Common Stock was greater than 130% of the 2041 Notes conversion prices for 20 or more of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the bondholder. The carrying amount of the 2041 Notes was classified in current liabilities and a portion of the equity component, representing the unamortized debt discount, was classified in temporary equity on the Company’s Condensed Consolidated Balance Sheets. Upon closure of the conversion period, the 2041 Notes not converted will be reclassified back into non-current liabilities, and the temporary equity will be reclassified into permanent equity. The conversion window closed for the 2016 Notes and 2018 Notes as of September 27, 2015. As such, the 2018 Notes were reclassified into non-current liabilities, and the temporary equity for the 2016 Notes and 2018 Notes was reclassified back into permanent equity. The 2016 Notes remain in current liabilities due to their scheduled maturity. During the period ending December 27, 2015, 83 of the Convertible Notes, with a total par value of $83,000, were settled at the note holders’ option. In conjunction with the conversion, 264 shares of common stock were issued. Additionally, during the period ended December 27, 2015, the Company received notice of note holders' intention to convert 10 additional Convertible Notes, the Company expects those conversions to settle in the period ended March 27, 2016.

As of December 27, 2015 and June 28, 2015, the Convertible Notes consisted of the following:

	December 27, 2015			June 28, 2015
	2016 Notes	2018 Notes	2041 Notes	2016 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying value, long-term	$—	$410,067	$—	$—	$—	$—
Carrying value, current portion	443,704	—	522,249	435,493	402,320	520,313
Unamortized discount	6,283	39,887	177,662	14,507	47,680	179,622
Principal amount	$449,987	$449,954	$699,911	$450,000	$450,000	$699,935

Carrying amount of permanent equity component, net of tax	$76,228	$104,886	$150,415	$61,723	$57,215	$148,487
Carrying amount of temporary equity component, net of tax	$—	$—	$177,662	$14,507	$47,679	$179,622
Remaining amortization period (years)	0.4	2.4	25.4
Effective interest rate on liability component	4.29%	5.27%	4.28%
Fair Value of Notes (Level 2)	$583,858	$643,434	$1,634,292
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.2107	16.2107	29.0921
Conversion price (per share of common stock)	$61.69	$61.69	$34.37
If-converted value in excess of par value	$136,426	$136,416	$936,978
Estimated share dilution using average quarterly stock price $74.11 per share	1,223	1,223	10,918
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company purchased a convertible note hedge and sold warrants. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of December 27, 2015, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.
In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2016 Notes and 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 and 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes and 2018 Notes. The Company exercised the convertible note hedge in the three months ended December 27, 2015, to offset the impact of the 2016 note and 2018 note conversions during the period and received 79 shares of Common Stock. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

The following table presents the details of the warrants and convertible note hedge arrangements as of December 27, 2015:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Underlying shares	7,295	7,295
Estimated share dilution using average quarterly stock price $74.11 per share	421	—
Exercise price	$69.83	$74.49
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	7,295	7,295
Exercise price	$61.69	$61.69
Senior Notes
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March, 2025 (the “2025 Notes” and, together with the 2020 Notes, the “Senior Notes”). The Company pays interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year.
The Company may redeem the Senior Notes at a redemption price equal to 100% of the principal amount of such series (“par”), plus a “make whole” premium as described in the indenture in respect of the Senior Notes and accrued and unpaid interest before February 15, 2020, for the 2020 Notes and before December 15, 2024 for the 2025 Notes. The Company may redeem the Senior Notes at par, plus accrued and unpaid interest at any time on or after February 15, 2020 for the 2020 Notes and on or after December 24, 2024 for the 2025 Notes. In addition, upon the occurrence of certain events, as described in the indenture, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest.
As of December 27, 2015 and June 28, 2015 the Senior Notes consisted of the following:

	December 27, 2015		June 28, 2015
	2020 Notes	2025 Notes	2020 Notes	2025 Notes
	(in thousands, except years)
Carrying value, long-term	$497,348	$497,025	$497,053	$496,907
Unamortized discount	2,652	2,975	2,947	3,093
Principal amount	$500,000	$500,000	$500,000	$500,000
Remaining amortization period (years)	4.2	9.2
Fair Value of Notes (Level 2)	$484,030	$473,785

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes and the Convertible Notes during the three months ended December 27, 2015 and December 28, 2014.

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Contractual interest coupon	$14,750	$6,562	$29,577	$13,124
Amortization of interest discount	9,258	8,610	18,380	17,119
Amortization of issuance costs	14,391	590	15,043	1,181
Amortization of interest rate contract	95	—	189	—
Total interest cost recognized	$38,494	$15,762	$63,189	$31,424
Term Loan Agreement
On November 10, 2015, the Company entered into an unsecured term loan agreement with a syndicate of lenders (the "Term Loan Agreement"). The Term Loan Agreement provides for a $900 million senior unsecured term loan facility composed of two tranches; (i) a $375 million tranche of 3-year senior unsecured loans (the "3-Year Tranche") maturing on November 10, 2018; and (ii) a $525 million tranche of 5-year senior unsecured loans (the "5-Year Tranche") maturing on November 10, 2020.
Interest on amounts borrowed under the Term Loan Agreement is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.00%, plus a spread of 0.00% to 0.75% for the 3-Year Tranche or 0.125% to 1.000% for the 5-Year Tranche or (ii) LIBOR plus 1.000% and a spread of 1.000% to 1.750% for the 3-Year Tranche or 1.125% to 2.000% for the 5-Year Tranche, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt.
Principal and accrued and unpaid interest is due and payable in equal quarterly amounts as set forth in the Term Loan Agreement, with any remaining balance due and accrued and unpaid interest due at maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s rating described above. The Term Loan Agreement also contains financial covenants that require the Company to maintain (i) a consolidated debt to capitalization ratio of no more than 0.50 to 1.00 (the “Capitalization Covenant”), provided that, until and including the earlier of (x) the end of the first two consecutive full fiscal quarters following the Term Loan Agreement's closing date that the Company is in compliance with the Capitalization Covenant and (y) December 31, 2017, if the Company is not in compliance with the Capitalization Covenant, the Company will be deemed not to have violated the Capitalization Covenant so long as the Company’s consolidated debt to adjusted EBITDA ratio is less than or equal to 4.50 to 1.00 for the period of four fiscal quarters then ended, and (ii) liquidity of no less than $1.0 billion, in each case determined in accordance with the Term Loan Agreement. The funding of the loans under the Term Loan Agreement will be on the closing date of the acquisition of KLA-Tencor subject to several conditions.
Revolving Credit Facility
On November 10, 2015, the Company entered into an Amendment and Restatement Agreement (the “Restated Credit Agreement”), which amends and restates the Company's unsecured Credit Agreement, dated March 12, 2014. The Restated Credit Agreement provides for an increase to the Company's revolving unsecured credit facility, from $300 million to $750 million with a syndicate of lenders. It includes an option, subject to certain requirements, for the Company to request an increase in the facility of up to an additional $250 million, for a potential total commitment of $1 billion. Proceeds from the credit facility can be used for general corporate purposes. The facility matures on November 10, 2020.
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Term Loan Agreement. As of December 27, 2015, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.

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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $132.8 million in separate interest-bearing accounts, and marketable securities collateral in an aggregate of approximately $70.1 million, as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of December 27, 2015.
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
Debt Commitment
On October 20, 2015, the Company obtained a commitment for $4.20 billion of bridge financing from Goldman Sachs Bank USA and Goldman Sachs Lending Partners, LLC. (“the Commitment Parties”) to finance, in part, the acquisition of KLA-Tencor. The Commitment Parties' commitment to provide financing (the “Bridge Facility”) is subject to certain conditions, including consummation of the merger with KLA-Tencor. On November 10, 2015, the Company entered into the Term Loan Agreement for $0.9 billion and the Bridge Facility was reduced to $3.3 billion, correspondingly, both with a syndicate of lenders. Borrowings under the Bridge Facility mature 364 days from the closing of the respective loan facility. Interest on amounts borrowed under the Bridge Facility is, at the Company’s option, based on (i) a base rate plus 0.00% to 1.50%, or (ii) LIBOR plus 1.00% to 2.50%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt.
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of December 27, 2015, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of December 27, 2015, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $15.6 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Balance at beginning of period	$98,968	$70,452	$93,209	$69,385
Warranties issued during the period	26,173	28,700	59,486	53,236
Settlements made during the period	(27,691)	(23,988)	(55,154)	(48,056)
Changes in liability for pre-existing warranties	(115)	3,867	(206)	4,466
Balance at end of period	$97,335	$79,031	$97,335	$79,031
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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except share and per share data)
Available balance as of June 28, 2015				$316,587
Quarter ended September 27, 2015	1,205	$87,493	$72.61	$229,094
Quarter ended December 27, 2015	—	$—	$—	$229,094
During the three and six months ended December 27, 2015, the Company acquired 183,381 shares at a total cost of $12.8 million and 392,005 shares at a total cost of $28.1 million, respectively, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment		Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available- for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 28, 2015	$(35,125)		$(2,859)		$(3,761)		$(16,051)	$(57,796)
Other comprehensive income (loss) before reclassifications	(8,728)		3,159		(2,385)		188	(7,766)
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(116)	(2)	(2,879)	(1)	(224)	(2)	—	(3,219)
Net current-period other comprehensive income (loss)	$(8,844)		$280		$(2,609)		$188	$(10,985)
Balance as of December 27, 2015	$(43,969)		$(2,579)		$(6,370)		$(15,863)	$(68,781)

(1) Amount of after tax gain reclassified from AOCI into net income located in revenue: $5,498 gain; cost of goods sold: $2,220 loss; selling, general and administrative expenses: $281 loss; and other income and expense: $118 loss
(2) Amount of after tax gain reclassified from accumulated other comprehensive income into net income located in other expense, net
NOTE 15 – BUSINESS COMBINATIONS
On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization with KLA-Tencor Corporation (“KLA-Tencor”), under which KLA-Tencor will ultimately become (assuming satisfaction or waiver of all conditions to closing) a direct or indirect wholly-owned subsidiary of Lam Research.
Each KLA-Tencor stockholder may elect to receive, for all shares of KLA-Tencor common stock they hold at the closing of the transaction, one of the following, determined on a per-share basis: (1) mixed consideration, consisting of both (i) 0.5 of a share of Common Stock and (ii) $32.00 in cash; (2) all-stock consideration, consisting of a number of shares of Common Stock equal to (i) 0.5 plus (ii) the quotient of $32.00 divided by the five day volume weighted average price of Common Stock over a five trading day period ending shortly before the closing of the transaction (“the five day VWAP”); or (3) all-cash consideration, consisting of (i) $32.00 plus (ii) the product of 0.5 times the five day VWAP. KLA-Tencor stockholders who do not make an election will be deemed to have elected the mixed consideration. All-cash and all-stock elections will be subject to proration in accordance with the terms of the merger agreement. The stock component of the consideration is expected to represent a tax-free exchange. Completion of the transaction is subject to certain closing conditions, including but not limited to approval of the transaction by KLA-Tencor’s stockholders, approval of the issuance of Common Stock by the Company’s Stockholders, receipt of all required regulatory approvals, and other customary conditions.

The Company has entered into (1) a senior unsecured term loan agreement which provides up to $900 million in term loans, subject to certain conditions; and (2) a debt commitment letter which provides for a senior unsecured 364-day bridge facility in a principal amount of up to $3.3 billion, subject to certain conditions. The Company has also entered into an amendment and restatement of its existing revolving credit agreement pursuant to which, among other things, the revolving lenders agreed to increase their aggregate commitments under the revolving credit agreement from $300 million to $750 million.

The Company intends to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4.0 billion under the term loans, the revolving credit agreement and from the issuance of debt securities or, to the extent necessary, borrowings under the bridge facility. The Company also expects to guarantee KLA-Tencor’s existing notes in the aggregate principal amount of $2.5 billion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “intend,”“expect,” “may,” “should,” “could,” “will,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: our ability to close the acquisition of KLA-Tencor and; trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements, and our ability to satisfy those requirements; our ability to address critical steps in the fabrication process; our ability to develop technologies and productivity solutions that benefit our customers, and to facilitate our customers’ ability to meet more stringent performance or design standards; customer capital spending and their demand for our products; the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditures (with respect to certain technology inflections); our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 28, 2015 (our “2015 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarter ended September 27, 2015, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and six months ended December 27, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2015 Form 10-K.
EXECUTIVE SUMMARY
Lam Research Corporation (“Lam Research,” “Lam,” “we,” or “our”) has been an innovative supplier of wafer fabrication equipment and services to the semiconductor industry for more than 35 years. Our customers include semiconductor manufacturers that make memory, microprocessors, and other logic integrated circuits for a wide range of electronics; including cell phones, computers, tablets, storage devices, and networking equipment.
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
The semiconductor capital equipment industry has been highly competitive and characterized by rapid changes in demand. This cyclicality has been mitigated in recent years by market demands and consolidation among our customers. With a reduced number of customers, variability in their business plans leads to changes in demand for Lam’s equipment and services. The variability in our customers’ investments during any particular period is dependent on several factors including but not limited to electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and our customers’ ability to develop and manufacture increasingly complex and costly semiconductor devices.

Demand for our products was strong throughout calendar year 2015 as semiconductor device manufacturers made capacity and technology investments. Technology inflections in our industry, including FinFET transistors, 3D NAND, multiple patterning and advanced packaging have led to an increase in the deposition and etch market sizes. The capacity and technology spending of our customers have contributed to increased revenue in the 2015 calendar year as compared to the 2014 calendar year. We achieved record levels of shipments and revenues of approximately $5.9 billion in calendar year 2015. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.
In October, as further described in Note 15 to our Condensed Consolidated Financial Statements, we announced that we had entered into an agreement to acquire KLA-Tencor Corporation ("KLA-Tencor").
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014
	(in thousands, except per share data and percentages)
Revenue	$1,425,534	$1,600,043	$1,232,241
Gross margin	$626,510	$722,363	$536,657
Gross margin as a percent of total revenue	43.9%	45.1%	43.6%
Total operating expenses	$387,676	$386,935	$347,916
Net income	$222,980	$288,679	$176,940
Diluted net income per share	$1.28	$1.66	$1.00
In the December 2015 quarter, revenue decreased compared to the quarter ended September 27, 2015 (the “September 2015 quarter”), primarily as a result of a slow-down in investment from our memory and foundry customers in the second half of 2015. Gross margin as a percentage of revenue in the December 2015 quarter decreased as compared to the September 2015 quarter due to lower factory utilization as a result of lower shipment levels. Operating expenses in the December quarter increased slightly compared to the September 2015 quarter.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to approximately $4.7 billion as of December 27, 2015 as compared to $4.5 billion as of September 27, 2015. Cash generated by operations was approximately $295 million during the December 2015 quarter. We used cash during the December 2015 quarter to purchase $28 million of capital expenditures, and we paid $48 million of dividends to our stockholders. Employee headcount as of December 27, 2015 is approximately 7,300 people.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014
Shipments (in millions)	$1,288	$1,579	$1,247
Taiwan	38%	26%	23%
Japan	21%	17%	13%
China	9%	25%	7%
Korea	15%	13%	30%
United States	8%	8%	16%
Southeast Asia	5%	8%	4%
Europe	4%	3%	7%
Shipments for the December 2015 quarter decreased 18% from the September 2015 quarter level and increased 3% compared to the December 2014 quarter, reflecting changes in customer demand for semiconductor equipment. The decrease in the December 2015 quarter from the September 2015 quarter was mainly driven by a slow-down in memory and foundry investments.

The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014
Memory	65%	72%	53%
Foundry	25%	18%	32%
Logic/integrated device manufacturing	10%	10%	15%
Revenue

	Three Months Ended			Six Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Revenue (in millions)	$1,426	$1,600	$1,232	$3,026	$2,385
Taiwan	31%	28%	25%	29%	22%
Japan	22%	18%	12%	20%	11%
China	17%	16%	8%	17%	8%
Korea	15%	17%	24%	16%	21%
United States	7%	9%	18%	8%	23%
Southeast Asia	5%	8%	7%	6%	8%
Europe	3%	4%	6%	4%	7%
Revenue for the December 2015 quarter decreased 11% compared to the September quarter as a result of changes in demand for semiconductor equipment. Revenue for the December 2015 quarter increased 16% as compared to the December 2014 quarter and increased 27% for the six months ended December 27, 2015 as compared to the same period in 2014 as a result of overall wafer fabrication market spending increases and our market share gains. Our deferred revenue balance decreased to $395 million as of December 27, 2015 compared to $517 million as of September 27, 2015. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $109 million as of December 27, 2015 and $147 million as of September 27, 2015.

Gross Margin

	Three Months Ended			Six Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except percentages)
Gross margin	$626,510	$722,363	$536,657	$1,348,873	$1,042,196
Percent of total revenue	43.9%	45.1%	43.6%	44.6%	43.7%
The decline in gross margin as a percentage of revenue during the December 2015 quarter as compared to the September 2015 quarter was primarily due to lower factory utilization as a result of lower shipment levels.
Gross margin as a percentage of revenue during the December 2015 quarter increased when compared to the December 2014 quarter primarily due to favorable product and customer mix.
The increase in gross margin as a percentage of revenue during the six months ended December 27, 2015 as compared to the same period in 2014 is primarily due to favorable product and market mix as well as improved factory efficiency and field absorption.
Research and Development

	Three Months Ended			Six Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except percentages)
Research & development (“R&D”)	$220,754	$234,209	$196,768	$454,963	$385,702
Percent of total revenue	15.5%	14.6%	16.0%	15.0%	16.2%
We continue to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The decreased spending in the December 2015 quarter from the September 2015 quarter was primarily due to a $6 million decrease in supplies spending, and a $4 million charge related to the clean reporting unit restructuring activities in the September 2015 quarter.

The increase in R&D expenses during the December 2015 quarter compared to the same period in the prior year was mainly due to a $13 million increase in salaries and benefits from higher headcount, reflecting an increase in our product development efforts, a $2 million increase in supplies, a $2 million increase in depreciation/amortization, and a $3 million increase in outside services.

The increase in R&D expenses for the six months ended December 27, 2015 as compared to the same period in 2014 is due to increases in employee compensation from higher headcount, supplies spending, facility and information technology related spending and restructuring charges for the clean reporting unit.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$166,922	$152,726	$151,148	$319,648	$299,455
Percent of total revenue	11.7%	9.5%	12.3%	10.6%	12.6%

The increase in SG&A expenses for all comparable periods presented was mainly due to $17 million in acquisition costs related to the announcement of the agreement to acquire KLA-Tencor.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Six Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands)
Interest income	$6,729	$5,760	$4,024	$12,489	$7,312
Interest expense	(38,577)	(24,661)	(15,797)	(63,238)	(31,501)
Gains (losses) on deferred compensation plan related assets, net	1,983	(5,164)	2,593	(3,181)	5,009
Foreign exchange gains (losses), net	512	(698)	(130)	(186)	776
Other, net	(582)	(2,358)	(489)	(2,940)	2,957
	$(29,935)	$(27,121)	$(9,799)	$(57,056)	$(15,447)
Interest income increased in the December 2015 quarter, as compared to the September 2015 quarter, as a result of higher yield. Interest income increased in the December 2015 quarter, as compared to the December 2014 quarter, and for the six months ended December 27, 2015 as compared to the six months ended December 28, 2014, as a result of higher cash and investment balances and higher yield.
Interest expense increased in the December 2015 quarter, as compared to the December 2014 quarter, primarily due to the $1 billion Senior Note issuance in the March 2015 quarter. Additionally, interest expense increased in the December 2015 quarter, as compared to the September 2015 and December 2014 quarter, due to the amortization of bridge loan financing issuance costs of approximately $14 million. Interest expense increased in the six months ended December 27, 2015 as compared to the six months ended December 28, 2014, primarily due to interest cost associated with the $1 billion Senior Note issuance in the March 2015 quarter and the amortization of bridge loan financing issuance costs of approximately $14 million in the December 2015 quarter.
We recognized gains on assets that are related to obligations under our deferred compensation plan in the December 2015 quarter, as compared to losses in the September 2015 quarter, due to changes in the market value of securities in the portfolio. Similarly the change in market value of the securities in the portfolio resulted in losses in the six months ended December 27, 2015 as compared to December 28, 2014.
Foreign exchange gains in the December 2015 quarter and in the six months ended December 28, 2014 were related to volatility in the foreign currency market and its impact on un-hedged portions of the balance sheet exposures.
Other, net in the December 2015 quarter decreased as compared to the September 2015 quarter is primarily due to $2 million of charitable contributions made in the September 2015 quarter. Other, net was higher during the six months ended December 27, 2014, as compared to the six months ended December 27, 2015, primarily due to a net gain associated with the disposition of Peter Wolters.

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Six Months Ended
	December 27, 2015	September 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
	(in thousands, except percentages)
Income tax (benefit) expense	$(14,081)	$19,628	$2,002	$5,547	$23,571
Effective tax rate	(6.7)%	6.4%	1.1%	1.1%	6.9%
The change in the effective tax rate for the three months ended December 27, 2015 compared to the three months ended September 27, 2015 was primarily due to the change in geographic mix of income, extension of the U.S. federal research and development tax credit for part of fiscal year 2015 and all of fiscal year 2016 and the tax effect of KLA-Tencor acquisition related expenses.

The change in the effective tax rate for the three months ended December 27, 2015 compared to the three months ended December 28, 2014 was primarily due to the change in geographic mix of income and the tax effect of KLA-Tencor acquisition related expenses offset by the recognition of previously unrecognized tax benefits due to lapse of statutes of limitation.
The change in the effective tax rate for the six months ended December 27, 2015 compared to the six months ended December 28, 2014 was primarily due to the change in geographic mix of income, recognition of a discrete tax benefit of the Altera court ruling and the tax effect of KLA-Tencor acquisition related expenses.
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
Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and title has passed or services have been rendered, the selling price is fixed or determinable, collection of the receivable is reasonably assured, and we have received customer acceptance or are otherwise released from our customer acceptance obligations. If terms of the sale provide for a lapsing customer acceptance period, we recognize revenue upon the expiration of the lapsing acceptance period or customer acceptance, whichever occurs first. If the practices of a customer do not provide for a written acceptance or the terms of sale do not include a lapsing acceptance provision, we recognize revenue when it can be reliably demonstrated that the delivered system meets all of the agreed-to customer specifications. In situations with multiple deliverables, we recognize revenue upon the delivery of the separate elements to the customer and when we receive customer acceptance or are otherwise released from our customer acceptance obligations. We allocate revenue from multiple-element arrangements among the separate elements using their relative selling prices, based on our best estimate of selling price. Our sales arrangements do not include a general right of return. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. We generally recognize revenue related to sales of spare parts and system upgrade kits upon shipment. We generally recognize revenue related to services upon completion of the services requested by a customer order. We recognize revenue for extended maintenance service contracts with a fixed payment amount on a straight-line basis over the term of the contract. When goods or services have been delivered to the customer, but all conditions for revenue recognition have not been met, deferred revenue and deferred costs are recorded in deferred profit on our Condensed Consolidated Balance Sheet.
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
Recent Accounting Pronouncements
In May 2014, the FASB released Accounting Standards Update (“ASU) 2014-9, “Revenue from Contracts with Customers” to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We are required to adopt this standard starting in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application and providing certain additional disclosures as defined per the standard. We have not yet selected a transition method, and are in the process of determining the impact that the new standard will have on our Consolidated Financial Statements.
In April 2015, the FASB released ASU 2015-3, “Interest — Imputation of Interest.” The amendment requires that debt issuance costs related to recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We are required to adopt this standard starting in the first quarter of fiscal year 2017; we do not anticipate that adoption will have a material impact on our Consolidated Financial Statements.
In September 2015, the FASB released ASU 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, the cumulative impact of measurement period adjustments, including the impact on prior periods, is required to be recognized in the reporting period in which the adjustment is identified. The standard update will be effective beginning in our first quarter of fiscal year 2017. Early adoption is permitted; we are evaluating the timing of the adoption of this standard.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The amendments in this ASU will be effective beginning in our first quarter of fiscal year 2018. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We are in the process of evaluating the timing and impact of adopting the guidance.
In January 2016, FASB released ASU 2016-1, “Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendment changes the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendment provides clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets, among other changes. We are required to adopt this standard starting in the first quarter of fiscal year 2019 and do not anticipate that implementation will have a material impact on our Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
As of December 27, 2015, we had $4.7 billion in gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) compared to $4.2 billion as of June 28, 2015. Approximately $2.5 billion and $2.2 billion of our total cash and investments as of December 27, 2015 and June 28, 2015, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and, of which, substantially all would be subject to tax at U.S. rates if it were to be repatriated.

Cash Flows from Operating Activities
Net cash provided by operating activities of $743.5 million during the six months ended December 27, 2015 consisted of (in millions):

Net income	$511.7
Non-cash charges:
Depreciation and amortization	142.4
Equity-based compensation	68.3
Deferred income taxes	2.6
Amortization of note discounts and issuance costs	33.5
Changes in operating asset and liability accounts	(35.5)
Other	20.5
$743.5
Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in prepaid expense and other assets of $50.3 million, decrease in trade accounts payable of $69.3 million and decrease in deferred profit $61.0 million. The uses of cash are offset by sources of cash resulting from decreases in accounts receivable of $3.0 million and inventories of $48.3 million; as well as increases in accrued expenses and other liabilities of $93.8 million.
Cash Flows from Investing Activities
Net cash used for investing activities during the six months ended December 27, 2015 was $64.8 million, primarily consisting of and capital expenditures of $77.6 million offset by net sales of available-for-sale securities of $11.0 million.
Cash Flows from Financing Activities
Net cash used for financing activities during the six months ended December 27, 2015 was $209.0 million, primarily consisting of $111.2 million in treasury stock repurchases, $95.6 million of dividends paid, and $28.5 million of principal payments on debt and payments for debt issuance costs, partially offset by $20.8 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor equipment industry is highly competitive and has experienced rapid changes in demand historically, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments as of December 27, 2015, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
On October 20, 2015, we obtained a commitment for $4.20 billion of bridge financing from Goldman Sachs Bank USA and Goldman Sachs Lending Partners, LLC. ("the Commitment Parties") to finance, in part, the acquisition of KLA-Tencor. The Commitment Parties' commitment to provide financing (the "Bridge Facility") is subject to certain conditions, including consummation of the merger with KLA-Tencor. On November 10, 2015, we entered into an unsecured term loan agreement (the "Term Loan Agreement") with a syndicate of lenders for $900 million and the Bridge Facility was reduced to $3.3 billion. Borrowings under the Bridge Facility mature 364 days from the closing of the respective loan facility. Interest on amounts borrowed under the Bridge Facility is, at our option, based on (i) a base rate plus 0.00% to 1.50%, or (ii) LIBOR plus 1.00% to 2.50%, in each case as the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt.
On November 10, 2015, we entered into a term loan agreement with a syndicate of lenders. The Term Loan Agreement provides for a $900 million senior unsecured term loan facility composed of two tranches; (i) a $375 million tranche of 3-year senior unsecured loans (the "3-Year Tranche") maturing on November 10, 2018; and (ii) a $525 million tranche of 5-year senior unsecured loans (the "5-Year Tranche") maturing on November 10, 2020.

Interest on amounts borrowed under the Term Loan Agreement is, at our option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.50%, or (c) one-month LIBOR plus 1.00%, plus a spread of 0.00% to 0.75% for the 3-Year Tranche or 0.125% to 1.000% for the 5-Year Tranche or (ii) LIBOR plus 1.000% and a spread of 1.000% to 1.750% for the 3-Year Tranche or 1.125% to 2.000% for the 5-Year Tranche, in each case as the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt.
On November 10, 2015, we entered into an Amendment and Restatement Agreement, which amends and restates our unsecured Credit Agreement, dated March 12, 2014. The Restated Credit Agreement provides for an increase to our revolving unsecured credit facility, from $300 million to $750 million. The facility matures on November 10, 2020 and includes an option, subject to certain requirements, allowing us to request an increase in the facility of up to an additional $250 million, for a potential total commitment of $1 billion. Proceeds from the credit facility can be used for general corporate purposes.
Interest on amounts borrowed under the Restated Credit Agreement is, at our option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of our non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, we will pay the lenders a quarterly commitment fee that varies based on our rating described above.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2015 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 28, 2015. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 27, 2015. Actual results may differ materially.

Fixed Income Securities
Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of December 27, 2015 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 27, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$175,259	$175,259	$175,259	$175,259	$175,259	$175,259	$175,259
Municipal Notes and Bonds	648,829	648,340	646,444	643,178	639,794	636,411	633,028
U.S. Treasury & Agencies	361,123	359,084	355,221	351,084	346,923	342,762	338,602
Government-Sponsored Enterprises	49,131	48,787	48,235	47,674	47,115	46,556	45,996
Foreign Government Bonds	47,306	47,018	46,593	46,166	45,737	45,310	44,882
Bank and Corporate Notes	1,368,455	1,359,294	1,348,862	1,338,342	1,327,819	1,317,296	1,306,774
Mortgage Backed Securities - Residential	36,137	35,906	35,611	35,305	35,000	34,694	34,388
Mortgage Backed Securities - Commercial	117,550	117,022	116,466	115,910	115,353	114,796	114,240
Total	$2,803,790	$2,790,710	$2,772,691	$2,752,918	$2,733,000	$2,713,084	$2,693,169
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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of December 27, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
Our Leverage and Debt Service Obligations and Potential Note Conversion or Related Hedging Activities May Adversely Affect Our Financial Condition, Results of Operations and Earnings Per Share
As a result of the issuance of our 2020 and 2025 Senior Notes, our 2016 and 2018 Convertible Notes, and the assumption of the 2041 Convertible Notes in connection with our acquisition of Novellus Systems, Inc. (collectively the “Notes”), we have a greater amount of debt than we have maintained in the past. Furthermore, in November 2015 we entered into a Term Loan Agreement that provides for $900 million of senior unsecured term loans. In addition, we also entered into a Restated Credit Agreement which increases our revolving unsecured credit facility from $300 million to $750 million. We may, in the future, decide to borrow amounts under the revolving unsecured credit facility, or to enter into additional debt arrangements, including as described below in “Following the merger, our substantial leverage and debt service obligations could adversely affect our business.”
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
Conversion of our Convertible Notes and resulting exercise of the related warrants may cause dilution to our stockholders and to our earnings per share. The number of shares of our Common Stock into which the Convertible Notes are convertible for and the related warrants are exercisable for may be adjusted from time to time, including increases in such rates as a result of dividends that we pay to our stockholders. Upon conversion of any Convertible Notes, we will deliver cash in the amount of the principal amount of the Convertible Notes and, with respect to any excess conversion value greater than the principal amount of the Convertible Notes, shares of our Common Stock, which would result in dilution to our stockholders. This dilution may be mitigated to some extent by the hedging transactions we entered into in connection with the sale of the 2016 and 2018 Notes or through share repurchases. Prior to the maturity of the Convertible Notes, if the price of our Common Stock exceeds the conversion price, GAAP requires that we report an increase in diluted share count, which would result in lower reported earnings per share. The price of our Common Stock could also be affected by sales of our Common Stock by investors who view the Convertible Notes as a more attractive means of equity participation in our company and also by hedging activity that may develop involving our Common Stock by holders of the Convertible Notes.
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
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the six months ended December 27, 2015 and the years ended June 29, 2015, and June 28, 2014, three customers accounted for 45%, 51%, and 52% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing; increased costs and/or lower margins for us; compliance to specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales accounted for approximately 92%, 86%, and 80% of total revenue for the six months ended December 27, 2015, fiscal years 2015, and 2014, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro and Korean won. Currently, we enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities; primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen or Euro and Korean won-denominated expenses. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.

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
To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all evolving standards. Changes in or ambiguous interpretations of laws, regulations and standards may create uncertainty regarding compliance matters. Efforts to comply with new and changing regulations have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If we are found by a court or regulatory agency not to be in compliance with the laws and regulations, our business, financial condition, and results of operations could be adversely affected.

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

Even if the KLA-Tencor Merger is Consummated, We May Not Be Able to Integrate the Business of KLA-Tencor Successfully With our Own or Realize the Anticipated Benefits of the Merger.
The merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices with those of KLA-Tencor. Potential difficulties that the combined company may encounter as part of the integration process include the following:

•
the inability to successfully combine our business with KLA-Tencor in a manner that permits the combined company to achieve the full revenue and cost synergies and other benefits anticipated to result from the merger;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger.

In addition, we have operated and, until the completion of the merger will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of our management; and

•	the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures or policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.
There Can Be No Assurance that We Will be able to Secure the Financing We Intend to Use to Pay the Cash Portion of the Consideration for the Merger.
We have entered into (1) a senior unsecured term loan agreement which provides up to $900 million in term loans, subject to certain conditions; and (2) a debt commitment letter which provides for a senior unsecured 364-day bridge facility in a principal amount of up to $3.3 billion, subject to certain conditions. We have also entered into an amendment and restatement of our existing revolving credit agreement pursuant to which, among other things, the revolving lenders agreed to increase their aggregate commitments under the revolving credit agreement from $300 million to $750 million.
We intend to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4.0 billion under the term loans, the revolving credit agreement and from the issuance of debt securities or, to the extent necessary, borrowings under the bridge facility. We also expect to guarantee KLA-Tencor’s existing notes in the aggregate principal amount of $2.5 billion. We intend to pursue financing that would replace or supplement financing available under the bridge facility.
The availability of the term loans and any debt financing pursuant to the bridge commitment letter is, and other financing we might arrange will be, subject to certain conditions precedent. In addition, the commitments under the bridge facility commitment letter will terminate upon the first to occur of (i) the execution and delivery of definitive financing documentation for the bridge facility; (ii) the consummation of the merger without using the bridge facility; (iii) the termination of the obligations of the Company or Topeka Merger Sub 1, Inc. to consummate the merger pursuant to the merger agreement, and (iv) July 20, 2016 (or, to the extent this date is extended in accordance with the merger agreement, such extended date occurring on or prior to October 20, 2016). Therefore, no assurance can be given that the financing pursuant to the term loans, the bridge facility or debt securities described above will be available.
Our obligation to complete the merger is not subject to a financing contingency. In the event that the term loans, bridge facility or the replacement financing is not available, other financing may not be available on acceptable terms, in a timely manner, or at all. If we are unable to secure alternative financing, the merger may not be completed and we could be liable to KLA-Tencor for breach of the merger agreement in connection with its failure to consummate the merger.
The Future Results of the Combined Company Will Suffer if the Combined Company Does Not Effectively Manage its Expanded Operations Following the Merger.
Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either our or KLA-Tencor’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.
The Combined Company is Expected to Incur Substantial Expenses Related to the Merger With and the Integration of KLA-Tencor.
We expect to incur substantial expenses in connection with the merger with and the integration of KLA-Tencor. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our or their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.
The Merger May Result In a Loss of Customers or Strategic Alliances.
As a result of the merger, some of the customers, potential customers or strategic partners of ours or KLA-Tencor may terminate or scale back their business relationship with the combined company. Some customers may not wish to source a larger percentage of their needs from a single company, or may feel that we or KLA-Tencor, as applicable, and thus the combined company is too closely allied with one of their competitors. Potential customers or strategic partners may delay entering into, or decide not to enter into, a business relationship with the combined company because of the merger. If customer relationships or strategic alliances are adversely affected by the merger, the combined company’s business and financial performance could suffer.
Third Parties May Terminate or Alter Existing Contracts with KLA-Tencor.
KLA-Tencor has contracts with suppliers, distributors, customers, licensors, licensees, lessors and other business partners that have “change of control” or similar clauses that allow the counterparty to terminate or change the terms of their contract upon the closing of the transactions contemplated by the merger agreement. We or KLA-Tencor may seek to obtain consent from these other parties, but if these third party consents are not obtained, or are obtained on unfavorable terms, the combined company may lose the benefit of such contracts, including benefits that may be material to the business of the combined company.
Our Indebtedness Following Completion of the Merger Will Be Substantially Greater than Our indebtedness on a Stand-alone Basis and Greater Than Our or KLA-Tencor's Combined Indebtedness Existing Prior to the Merger. This Increased Level of Indebtedness Could Adversely Affect Us, Including by Decreasing Our business Flexibility, And will Increase Our Borrowing Costs. Downgrades in Our Ratings Could Adversely Affect Our Business, Cash Flows, Financial Condition and Operating Results.
We intend to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4.0 billion under the term loans, the revolving credit agreement and from the issuance of debt securities or, to the extent necessary, borrowings under the bridge facility. We also expect to guarantee KLA-Tencor’s existing notes in the aggregate principal amount of $2.5 billion. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that prior to the merger will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness or that of KLA-Tencor individually prior to the merger. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, dividends, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
In addition, our credit ratings impact the cost and availability of future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to our insureds. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Downgrades in our ratings could adversely affect our business, cash flows, financial condition and operating results.

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
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except share and per share data)
Amount available at June 28, 2015				$316,587
Quarter ended September 27, 2015	1,413	$72.69	1,205	$229,094
September 28, 2015 - October 25, 2015	121	$65.72	—	229,094
October 26, 2015 - November 22, 2015	5	$76.74	—	229,094
November 23, 2015 - December 27, 2015	58	$77.59	—	229,094
Total Quarter Ended December 27, 2015	184	$69.76	—	$229,094

(1)
During the three and six months ended December 27, 2015, the Company acquired 183,381 shares at a total cost of $12.8 million and 392,005 shares at a total cost of $28.1 million, respectively, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

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

Date:	February 3, 2016	LAM RESEARCH CORPORATION (Registrant)

/s/ Douglas R. Bettinger
Douglas R. Bettinger
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Chairman’s Agreement with Stephen G. Newberry, dated December 14, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document