Form 10-Q
period 2016-03-27
LAM RESEARCH CORP
filed 2016-04-25
CIK 707549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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
As of April 21, 2016, the Registrant had 159,597,645 shares of common stock outstanding.

LAM RESEARCH CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Revenue	$1,314,055	$1,393,333	$4,339,632	$3,777,942
Cost of goods sold	742,790	792,731	2,419,494	2,135,144
Gross margin	571,265	600,602	1,920,138	1,642,798
Research and development	221,494	217,865	676,457	603,567
Selling, general and administrative	159,018	142,772	478,666	442,227
Total operating expenses	380,512	360,637	1,155,123	1,045,794
Operating income	190,753	239,965	765,015	597,004
Other expense, net	(29,834)	(11,389)	(86,890)	(26,836)
Income before income taxes	160,919	228,576	678,125	570,168
Income tax expense	(17,468)	(22,291)	(23,015)	(45,862)
Net income	$143,451	$206,285	$655,110	$524,306
Net income per share:
Basic	$0.90	$1.30	$4.13	$3.28
Diluted	$0.82	$1.16	$3.76	$2.96
Number of shares used in per share calculations:
Basic	159,039	158,992	158,605	159,975
Diluted	174,373	177,531	174,329	177,231
Cash dividend declared per common share	$0.30	$0.18	$0.90	$0.54

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net income	$143,451	$206,285	$655,110	$524,306
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	5,066	(12,734)	(3,778)	(30,536)
Cash flow hedges:
Net unrealized (losses) gains during the period	(1,611)	(7,417)	1,548	485
Net losses (gains) reclassified into earnings	3,331	(1,218)	452	(3,942)
	1,720	(8,635)	2,000	(3,457)
Available-for-sale investments:
Net unrealized gains (losses) during the period	6,105	4,186	3,720	(554)
Net gains reclassified into earnings	(128)	(799)	(352)	(307)
	5,977	3,387	3,368	(861)
Defined benefit plans, net change in unrealized component	128	133	316	269
Other comprehensive loss, net of tax	12,891	(17,849)	1,906	(34,585)
Comprehensive income	$156,342	$188,436	$657,016	$489,721

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 27, 2016	June 28, 2015
	(unaudited)	(1)
ASSETS
Cash and cash equivalents	$2,232,021	$1,501,539
Investments	2,306,718	2,574,947
Accounts receivable, less allowance for doubtful accounts of $5,081 as of March 27, 2016 and $4,890 as of June 28, 2015	1,236,617	1,093,582
Inventories	934,932	943,346
Prepaid expenses and other current assets	231,277	157,435
Total current assets	6,941,565	6,270,849
Property and equipment, net	664,424	621,418
Restricted cash and investments	227,838	170,969
Goodwill	1,386,559	1,387,509
Intangible assets, net	612,779	728,140
Other assets	191,097	185,763
Total assets	$10,024,262	$9,364,648
LIABILITIES AND STOCKHOLDERS’ EQUITY
Trade accounts payable	$373,164	$300,203
Accrued expenses and other current liabilities	655,945	649,438
Deferred profit	334,095	322,070
Current portion of convertible notes and capital leases	978,982	1,359,650
Total current liabilities	2,342,186	2,631,361
Senior notes, convertible notes, and capital leases, less current portion	1,407,250	1,001,382
Income taxes payable	266,681	202,930
Other long-term liabilities	137,017	184,023
Total liabilities	4,153,134	4,019,696
Commitments and contingencies
Temporary equity, convertible notes	178,789	241,808
Stockholders’ equity:
Preferred stock, at par value of $0.001 per share; authorized - 5,000 shares, none outstanding	—	—
Common stock, at par value of $0.001 per share; authorized, 400,000 shares; issued and outstanding, 159,319 shares at March 27, 2016 and 158,531 shares at June 28, 2015	159	159
Additional paid-in capital	5,559,205	5,366,773
Treasury stock, at cost, 101,179 shares at March 27, 2016 and 99,562 shares at June 28, 2015	(4,420,356)	(4,302,847)
Accumulated other comprehensive loss	(55,890)	(57,796)
Retained earnings	4,609,221	4,096,855
Total stockholders’ equity	5,692,339	5,103,144
Total liabilities and stockholders’ equity	$10,024,262	$9,364,648

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 27, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$655,110	$524,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,052	207,743
Deferred income taxes	(2,295)	8,245
Equity-based compensation expense	103,060	95,620
Income tax benefit on equity-based compensation plans	7,025	13,440
Excess tax benefit on equity-based compensation plans	(8,015)	(13,207)
Amortization of note discounts and issuance costs	55,938	27,651
Gain on sale of business	—	(7,431)
Other, net	30,859	9,035
Changes in operating assets and liabilities	(131,281)	(371,965)
Net cash provided by operating activities	926,453	493,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and intangible assets	(123,604)	(135,132)
Business acquisitions, net of cash acquired	—	(1,137)
Purchases of available-for-sale securities	(844,814)	(2,156,852)
Sales and maturities of available-for-sale securities	1,037,751	1,485,491
Repayment of notes receivable, net	7,882	3,978
Proceeds from sale of business	—	41,212
Other, net	(6,246)	(3,200)
Net cash provided by (used for) investing activities	70,969	(765,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations and payments for debt issuance costs	(36,949)	(900)
Proceeds from issuance of long-term debt, net of issuance costs	—	991,880
Excess tax benefit on equity-based compensation plans	8,015	13,207
Treasury stock purchases	(131,275)	(498,901)
Dividends paid	(143,094)	(87,345)
Re-issuance of treasury stock related to employee stock purchase plan	35,632	31,853
Proceeds from issuance of common stock	1,858	16,235
Other, net	(329)	—
Net cash (used for) provided by financing activities	(266,142)	466,029
Effect of exchange rate changes on cash and cash equivalents	(798)	(10,867)
Net increase in cash and cash equivalents	730,482	182,959
Cash and cash equivalents at beginning of period	1,501,539	1,452,677
Cash and cash equivalents at end of period	$2,232,021	$1,635,636

See Notes to Condensed Consolidated Financial Statements

LAM RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2016
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
The consolidated financial statements include the accounts of Lam Research and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s reporting period is a 52/53-week fiscal year. The Company’s current fiscal year will end June 26, 2016 and includes 52 weeks. The quarters ended March 27, 2016 (the “March 2016 quarter”) and March 29, 2015 (the “March 2015 quarter”) included 13 weeks.
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
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The amendments in this ASU are effective for the Company beginning in its first quarter of fiscal year 2018. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company is evaluating the timing of adoption, but plans to adopt the guidance prospectively with an anticipated reclassification from current assets and liabilities to non-current assets and liabilities on its Condensed Consolidated Balance Sheet.
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
In January 2016, FASB released ASU 2016-2, "Leases." The amendment requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company is required to adopt this standard starting in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
In March 2016, FASB released ASU 2016-9, "Compensation - Stock Compensation." Key changes in the amendment include:

•	entities will be required to recognize all excess tax benefits or deficiencies as an income tax benefit or expense in the income statement, eliminating APIC pools;

•	entities will no longer be required to delay recognition of excess tax benefits until they are realized;

•	entities will be required to classify the excess tax benefits as an operating activity in the statement of cash flows;

•	entities will be allowed to elect an accounting policy to either estimate the number of forfeitures, or account for forfeitures as they occur;

•
entities can withhold up to the maximum individual statutory tax rate without classifying the awards as a liability, the cash paid to satisfy the statutory income tax withholding obligations shall be classified as a financing activity in the statement of cash flows.

The Company is required to adopt this standard starting in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.
NOTE 3 — EQUITY-BASED COMPENSATION PLANS
The Company has stock plans that provide for grants of equity-based awards to eligible participants, including stock options, restricted stock units (“RSUs”), and market-based performance RSUs (“market-based PRSUs”) of Lam Research common stock (“Common Stock”). An option is a right to purchase Common Stock at a set price. An RSU award is an agreement to issue a set number of shares of Common Stock at the time of vesting. The Company’s market-based PRSUs contain both a market condition and a service condition. The Company’s options and RSU awards typically vest over a period of three years. The Company also has an employee stock purchase plan that allows employees to purchase its Common Stock at a discount through payroll deductions.
The Company recognized the following equity-based compensation expense and related income tax benefit in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Equity-based compensation expense	$34,716	$32,948	$103,060	$95,620
Income tax benefit related to equity-based compensation expense	$9,840	$5,705	$28,589	$16,545

The estimated fair value of the Company’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting term on a straight-line basis.
Stock Options and RSUs
The Lam Research Corporation 2015 Stock Incentive Plan, 2007 Stock Incentive Plan, as amended and 2011 Stock Incentive Plan, as amended (collectively the “Stock Plans”) provide for the grant of non-qualified equity-based awards to eligible employees and non-employee directors of the Company and its subsidiaries. A summary of stock plan transactions is as follows:

	Options Outstanding		Restricted Stock Units Outstanding
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Fair Market Value at Grant
June 28, 2015	835,832	$37.44	4,954,088	$60.13
Granted	196,167	$75.57	2,177,772	$71.79
Exercised	(83,027)	$22.34	N/A	N/A
Canceled	—	$—	(77,365)	$67.43
Vested restricted stock	N/A	N/A	(2,005,555)	$49.17
March 27, 2016	948,972	$46.65	5,048,940	$68.98

As of March 27, 2016, there was $5.4 million of total unrecognized compensation cost related to unvested stock options granted and outstanding; that cost is expected to be recognized over a weighted-average remaining vesting period of 2.6 years. As of March 27, 2016, there was $253.9 million of total unrecognized compensation expense related to unvested RSUs granted; that expense is expected to be recognized over a weighted-average remaining period of 2.3 years.
ESPP
The 1999 Employee Stock Purchase Plan, as amended and restated (the “1999 ESPP”), allows employees to designate a portion of their base compensation to be withheld through payroll deductions and used to purchase Common Stock at a purchase price per share equal to the lower of 85% of the fair market value of Common Stock on the first or last day of the applicable purchase period. Each offering period generally lasts up to 12 months and includes three interim purchase dates.
Purchase rights under the 1999 ESPP were valued using the Black-Scholes option valuation model and the following weighted-average assumptions for the three and nine months ended March 27, 2016 and March 29, 2015:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Expected term (years)	0.68	0.51	0.68	0.68
Expected stock price volatility	35.61%	30.47%	31.85%	27.62%
Risk-free interest rate	0.29%	0.11%	0.19%	0.07%
Dividend Yield	1.18%	0.51%	0.95%	1.15%

As of March 27, 2016, there was $7.5 million of unrecognized compensation expense related to the 1999 ESPP, which is expected to be recognized over a remaining period of approximately 5 months.

NOTE 4 — OTHER EXPENSE, NET
The significant components of other expense, net, are as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Interest income	$8,148	$5,100	$20,637	$12,412
Interest expense	(38,056)	(17,628)	(101,294)	(49,129)
(Losses) gains on deferred compensation plan related assets, net	(999)	2,816	(4,180)	7,825
Foreign exchange gains, net	2,457	1,562	2,271	2,338
Other, net	(1,384)	(3,239)	(4,324)	(282)
	$(29,834)	$(11,389)	$(86,890)	$(26,836)
Interest expense in the three and nine months ended March 27, 2016 increased, as compared to the three and nine months ended March 29, 2015, primarily due to interest expense associated with the $1 billion Senior Note issuance in the March 2015 and the amortization of bridge loan financing issuance costs of approximately $12.2 million and $25.8 million, in the three and nine months ended March 27, 2016, respectively (see Note 11 and Note 12 for additional information regarding the Senior Note and bridge loan financing).
NOTE 5 — INCOME TAX EXPENSE
The Company recorded an income tax expense of $17.5 million and $23.0 million for the three and nine months ended March 27, 2016, which yielded an effective tax rate of approximately 10.9% and 3.4%, respectively.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the three months ended March 27, 2016 is primarily due to estimated higher income in lower tax jurisdictions, U.S. federal research and development tax credit, recognition of previously unrecognized tax benefits due to lapse of statutes of limitation and the tax effect of KLA-Tencor acquisition related expenses, offset by the tax effect of nondeductible stock-based compensation and other permanent items, unrecognized tax benefits due to uncertain tax positions and the true-up of the prior year federal tax return.
The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rate for the nine months ended March 27, 2016 is primarily due to estimated higher income in lower tax jurisdictions, extension of the U.S. federal research and development tax credit for part of fiscal year 2015 and all of fiscal year 2016, recognition of a discrete tax benefit of the Altera court case and the tax effect of KLA-Tencor acquisition related expenses, offset by the tax effect of non-deductible stock-based compensation and other permanent items and unrecognized tax benefits due to uncertain tax positions.
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

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except per share data)
Numerator:
Net income	$143,451	$206,285	$655,110	$524,306
Denominator:
Basic average shares outstanding	159,039	158,992	158,605	159,975
Effect of potential dilutive securities:
Employee stock plans	2,046	3,058	2,208	3,307
Convertible notes	12,999	14,351	13,161	13,321
Warrants	289	1,130	355	628
Diluted average shares outstanding	174,373	177,531	174,329	177,231
Net income per share - basic	$0.90	$1.30	$4.13	$3.28
Net income per share - diluted	$0.82	$1.16	$3.76	$2.96

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive under the treasury stock method. The following potentially dilutive securities were excluded:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Number of options and RSUs excluded	332	324	287	154
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

The following tables set forth the Company’s cash, cash equivalents, investments, restricted cash and investments, and other assets measured at fair value on a recurring basis as of March 27, 2016 and June 28, 2015:

	March 27, 2016
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$447,030	$—	$—	$447,030	$441,545	$—	$5,485	$—
Level 1:
Time Deposit	175,977	—	—	175,977	43,148	—	132,829	—
Money Market Funds	1,722,329	—	—	1,722,329	1,722,329	—	—	—
U.S. Treasury and Agencies	406,762	602	(246)	407,118	24,999	292,595	89,524	—
Mutual Funds	44,046	838	(479)	44,405	—	—	—	44,405
Level 1 Total	$2,349,114	$1,440	$(725)	$2,349,829	$1,790,476	$292,595	$222,353	$44,405
Level 2:
Municipal Notes and Bonds	579,996	777	(102)	580,671	—	580,671	—	—
U.S. Treasury and Agencies	7,996	77	—	8,073	—	8,073	—	—
Government-Sponsored Enterprises	36,206	8	(26)	36,188	—	36,188	—	—
Foreign Government Bonds	46,358	17	(73)	46,302	—	46,302	—	—
Corporate Notes and Bonds	1,221,175	1,782	(2,626)	1,220,331	—	1,220,331	—	—
Mortgage Backed Securities — Residential	33,410	35	(352)	33,093	—	33,093	—	—
Mortgage Backed Securities — Commercial	90,040	10	(585)	89,465	—	89,465	—	—
Level 2 Total	$2,015,181	$2,706	$(3,764)	$2,014,123	$—	$2,014,123	$—	$—
Total	$4,811,325	$4,146	$(4,489)	$4,810,982	$2,232,021	$2,306,718	$227,838	$44,405

	June 28, 2015
					(Reported Within)
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Value	Cash and Cash Equivalents	Investments	Restricted Cash & Investments	Other Assets
	(in thousands)
Cash	$276,663	$—	$—	$276,663	$271,452	$—	$5,211	$—
Level 1:
Time Deposit	177,567	—	—	177,567	44,738	—	132,829	—
Money Market Funds	1,177,875	—	—	1,177,875	1,177,875	—	—	—
U.S. Treasury and Agencies	349,009	72	(861)	348,220	—	315,291	32,929	—
Mutual Funds	30,584	2,926	(47)	33,463	—	—	—	33,463
Level 1 Total	$1,735,035	$2,998	$(908)	$1,737,125	$1,222,613	$315,291	$165,758	$33,463
Level 2:
Municipal Notes and Bonds	659,550	429	(335)	659,644	7,474	652,170	—	—
U.S. Treasury and Agencies	4,007	—	(4)	4,003	—	4,003	—	—
Government-Sponsored Enterprises	53,612	2	(249)	53,365	—	53,365	—	—
Foreign Government Bonds	50,336	31	(161)	50,206	—	50,206	—	—
Corporate Notes and Bonds	1,329,587	685	(3,797)	1,326,475	—	1,326,475	—	—
Mortgage Backed Securities — Residential	32,231	72	(292)	32,011	—	32,011	—	—
Mortgage Backed Securities — Commercial	141,988	44	(606)	141,426	—	141,426	—	—
Level 2 Total	$2,271,311	$1,263	$(5,444)	$2,267,130	$7,474	$2,259,656	$—	$—
Total	$4,283,009	$4,261	$(6,352)	$4,280,918	$1,501,539	$2,574,947	$170,969	$33,463
The Company accounts for its investment portfolio at fair value. Realized gains (losses) for investment sales are specifically identified. Management assesses the fair value of investments in debt securities that are not actively traded through consideration of interest rates and their impact on the present value of the cash flows to be received from the investments. The Company also considers whether changes in the credit ratings of the issuer could impact the assessment of fair value. The Company did not recognize any losses on investments due to other-than-temporary impairments during the three and nine months ended March 27, 2016 or March 29, 2015. Additionally, gross realized gains and gross realized (losses) from sales of investments were approximately $0.2 million and $(0.3) million, respectively, in the three months ended March 27, 2016 and $1.0 million and $(0.4) million, respectively, in the three months ended March 29, 2015. Gross realized gains and gross realized (losses) from sales of investments were approximately $1.0 million and $(2.4) million, respectively, in the nine months ended March 27, 2016 and $1.9 million and $(1.4) million, respectively, in the nine months ended March 29, 2015.

The following is an analysis of the Company’s cash, cash equivalents, investments, and restricted cash and investments in unrealized loss positions:

	March 27, 2016
	Unrealized Losses Less Than 12 Months		Unrealized Losses 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Municipal Notes and Bonds	$112,394	$(97)	$2,316	$(5)	$114,710	$(102)
U.S. Treasury & Agencies	150,745	(246)	—	—	150,745	(246)
Mutual Funds	14,750	(479)	—	—	14,750	(479)
Government-Sponsored Enterprises	16,007	(26)	—	—	16,007	(26)
Foreign Government Bonds	32,008	(73)	—	—	32,008	(73)
Corporate Notes and Bonds	680,632	(2,213)	51,998	(413)	732,630	(2,626)
Mortgage Backed Securities — Residential	18,159	(137)	8,187	(215)	26,346	(352)
Mortgage Backed Securities — Commercial	74,866	(449)	11,428	(136)	86,294	(585)
	$1,099,561	$(3,720)	$73,929	$(769)	$1,173,490	$(4,489)
The amortized cost and fair value of cash equivalents, investments and restricted investments with contractual maturities are as follows as of March 27, 2016:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$2,518,323	$2,518,382
Due after one year through five years	1,643,955	1,644,568
Due in more than five years	157,971	156,597
	$4,320,249	$4,319,547
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
In addition, the Company enters into forward-starting interest rate swap agreements to hedge against the variability of cash flows due to changes in certain benchmark interest rates on fixed rate debt. These instruments are designated as cash flow hedges at inception and are settled in conjunction with the issuance of debt. The effective portion of the contracts’ gain or loss is included in accumulated other comprehensive (loss) and is amortized into income as the hedged item impacts earnings. During the three months ended March 27, 2016, the Company entered into a series of forward-starting interest rate swap agreements with a total notional value of $600 million upon anticipated future debt issuances. During fiscal year ended June 28, 2015, the Company entered into and settled a series of forward-starting interest rate swap agreements, with a total notional value of $375 million that were settled in conjunction with the issuance of debt during the three months ended March 29, 2015.
At inception and at each quarter end, hedges are tested prospectively and retrospectively for effectiveness using regression analysis. Changes in the fair value of the forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in revenue or expense in the current period. The change in time value related to these contracts was not material for all reported periods. Changes in the fair value of foreign exchange options due to changes in time value are included in the assessment of effectiveness. To qualify for hedge accounting, the hedge relationship must meet criteria relating both to the derivative instrument and the hedged item. These criteria include identification of the hedging instrument, the hedged item, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value or cash flows will be measured. There were no material gains or losses during the three or nine months ended March 27, 2016 and March 29, 2015 associated with ineffectiveness or forecasted transactions that failed to occur.
To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be tested to demonstrate an expectation of providing highly effective offsetting changes to future cash flows on hedged transactions. When derivative instruments are designated and qualify as effective cash flow hedges, the Company recognizes effective changes in the fair value of the hedging instrument within accumulated other comprehensive income (loss) until the hedged exposure is realized. Consequently, with the exception of excluded time value associated with the forward contracts and hedge ineffectiveness recognized, the Company’s results of operations are not subject to fluctuation as a result of changes in the fair value of the derivative instruments. If hedges are not highly effective or if the Company does not believe that the underlying hedged forecasted transactions will occur, the Company may not be able to account for its derivative instruments as cash flow hedges. If this were to occur, future changes in the fair values of the Company’s derivative instruments would be recognized in earnings. Additionally, related amounts previously recorded in other comprehensive income would be reclassified to income immediately. As of March 27, 2016, the Company had a net gain of $2.2 million accumulated in other comprehensive income, net of tax, related to interest rate contracts which it expects to reclassify from other comprehensive income into earnings over the next 10.0 years. Additionally, the Company had losses of $(3.1) million accumulated in other comprehensive income, net of tax, related to foreign exchange cash flow hedges which it expects to reclassify from other comprehensive income into earnings over the next 12 months.
Fair Value Hedges
During the three months ended March 27, 2016, the Company entered into a series of interest rate contracts with a total notional value of $400 million whereby the Company receives fixed rates and pays variable rates based on certain benchmark interest rates, resulting in a net increase or decrease to interest expense, a component of Other expense, net in our Condensed Consolidated Statement of Operations. These interest rate contracts are designated as fair value hedges and hedge against changes in the fair value of our debt portfolio. The Company concluded that these interest rate contracts meet the criteria necessary to qualify for the short-cut method of hedge accounting, and as such an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swap. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized.

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
As of March 27, 2016, the Company had the following outstanding foreign currency contracts that were entered into under its cash flow and balance sheet hedge program:

	Notional Value
	Derivatives Designated as Hedging Instruments:		Derivatives Not Designated as Hedging Instruments:
	(in thousands)
Foreign Currency Forward Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$138,697	$—	$52,404
Swiss franc	—	—	—	2,727
Euro	38,625	—	11,902	—
Korean won	8,396	—	20,707	—
Singapore dollar	—	—	6,609	—
Taiwan dollar	—	—	27,071	—
	$47,021	$138,697	$66,289	$55,131

Foreign Currency Option Contracts
	Buy Contracts	Sell Contracts	Buy Contracts	Sell Contracts
Japanese yen	$—	$39,135	$—	$—

The fair value of derivative instruments in the Company’s Condensed Consolidated Balance Sheets as of March 27, 2016 and June 28, 2015 were as follows:

	March 27, 2016				June 28, 2015
	Fair Value of Derivative Instruments (Level 2)				Fair Value of Derivative Instruments (Level 2)
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	$1,085	Accrued expenses and other current liabilities	$3,782	Prepaid expense and other assets	$3,388	Accrued expenses and other current liabilities	$957
Interest rate contracts	Prepaid expense and other assets	$10,889	Accrued expenses and other current liabilities	$18	Prepaid expense and other assets	$—	Accrued expenses and other current liabilities	$—
			Other long-term liabilities	$4,235			Other long-term liabilities	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expense and other assets	24	Accrued liabilities	36	Prepaid expense and other assets	8	Accrued liabilities	960
Total derivatives		$11,998		$8,071		$3,396		$1,917

Under the master netting agreements with the respective counterparties to the Company’s derivative contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. However, the Company has elected to present the derivative assets and derivative liabilities on a gross basis on its balance sheet. As of March 27, 2016, the potential effect of rights of off-set associated with the above foreign exchange and interest rate contracts would be an offset to assets and liabilities by $7.4 million, resulting in a net derivative asset of $4.6 million and net derivative liability of $0.7 million. As of June 28, 2015, the potential effect of rights of set-off associated with the above foreign exchange contracts would be an offset to both assets and liabilities by $1.9 million, resulting in a net derivative asset of $1.5 million. The Company is not required to pledge, nor is the Company entitled to receive, cash collateral for these derivative transactions.
The effect of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations, including accumulated other comprehensive income (“AOCI”) was as follows:

		Three Months Ended March 27, 2016			Nine Months Ended March 27, 2016
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$(8,873)	$3,721	$337	$(4,686)	$(2,465)	$584
Foreign Exchange Contracts	Cost of goods sold	1,043	61	(61)	405	2,618	(97)
Foreign Exchange Contracts	Selling, general, and administrative	317	(113)	(28)	291	256	(47)
Interest Rate Contracts	Other expense, net	8,163	(96)	67	8,163	(285)	67
		$650	$3,573	$315	$4,173	$124	$507

		Three Months Ended March 29, 2015			Nine Months Ended March 29, 2015
		Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness
	Location of Gain (Loss) Recognized in or Reclassified into Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI into Income	Gain (Loss) Recognized in Income
Derivatives Designated as Hedging Instruments		(in thousands)
Foreign Exchange Contracts	Revenue	$1,981	$3,165	$68	$13,770	$8,601	$192
Foreign Exchange Contracts	Cost of goods sold	(3,965)	(984)	(25)	(7,252)	(2,818)	(50)
Foreign Exchange Contracts	Selling, general, and administrative	(1,669)	(1,039)	(15)	(3,090)	(1,747)	(26)
Interest Rate Contracts	Other expense, net	(7,142)	(19)	(231)	(5,071)	(19)	(231)
		$(10,795)	$1,123	$(203)	$(1,643)	$4,017	$(115)
The effect of derivative instruments not designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations was as follows:

		Three Months Ended		Nine Months Ended
		March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income	Gain Recognized in Income	Loss Recognized in Income	Gain Recognized in Income	Gain Recognized in Income
(in thousands)
Foreign Exchange Contracts	Other income	$3,451	$(908)	$11,018	$1,178
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
NOTE 8 — INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market. System shipments to Japanese customers, for which title does not transfer until customer acceptance, are classified as finished goods inventory and carried at cost until title transfers. Inventories consist of the following:

	March 27, 2016	June 28, 2015
	(in thousands)
Raw materials	$533,080	$566,645
Work-in-process	160,220	141,264
Finished goods	241,632	235,437
	$934,932	$943,346
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The balance of goodwill is approximately $1.4 billion as of March 27, 2016 and June 28, 2015. As of March 27, 2016, $61.1 million of the goodwill balance is tax deductible and the remaining balance is not tax deductible due to purchase accounting and applicable foreign law.

Intangible Assets
The following table provides the Company’s intangible assets as of March 27, 2016:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,321	$(284,280)	$331,041
Existing technology	643,545	(379,327)	264,218
Patents	36,053	(28,088)	7,965
Other intangible assets	35,914	(35,459)	455
Intangible assets subject to amortization	1,330,833	(727,154)	603,679
Development rights	9,100		9,100
Intangible assets not subject to amortization	9,100		9,100
Total intangible assets	$1,339,933	$(727,154)	$612,779

The following table provides the Company’s intangible assets as of June 28, 2015:

	Gross	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$615,490	$(234,968)	$380,522
Existing technology	643,919	(313,071)	330,848
Patents	33,553	(26,431)	7,122
Other intangible assets	35,914	(35,366)	548
Intangible assets subject to amortization	1,328,876	(609,836)	719,040
Development rights	9,100		9,100
Intangible assets not subject to amortization	9,100		9,100
Total intangible assets	$1,337,976	$(609,836)	$728,140
The Company recognized $39.1 million and $39.6 million in intangible asset amortization expense during the three months ended March 27, 2016 and March 29, 2015, respectively. The Company recognized $117.4 million and $118.8 million in intangible asset amortization expense during the nine months ended March 27, 2016, and March 29, 2015, respectively.
The estimated future amortization expense of intangible assets, excluding those with indefinite lives, as of March 27, 2016 was as follows:

Fiscal Year	Amount
(in thousands)
2016 (3 months)	$38,853
2017	154,546
2018	153,339
2019	115,251
2020	50,051
Thereafter	91,639
$603,679

NOTE 10 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 27, 2016	June 28, 2015
	(in thousands)
Accrued compensation	$288,495	$314,516
Warranty reserves	96,221	93,209
Income and other taxes payable	70,062	39,275
Dividend payable	47,791	47,659
Other	153,376	154,779
	$655,945	$649,438

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
At March 27, 2016, the market value of the Company’s Common Stock was greater than 130% of the 2041 Notes conversion prices for 20 or more of the 30 consecutive trading days preceding the quarter end. As a result, the 2041 Notes are convertible at the option of the bondholder. The carrying amount of the 2041 Notes was classified in current liabilities and a portion of the equity component, representing the unamortized debt discount, was classified in temporary equity on the Company’s Condensed Consolidated Balance Sheets. Upon closure of the conversion period, the 2041 Notes not converted will be reclassified back into non-current liabilities, and the temporary equity will be reclassified into permanent equity. The conversion window closed for the 2016 Notes and 2018 Notes as of September 27, 2015. As such, the 2018 Notes were reclassified into non-current liabilities, and the temporary equity for the 2016 Notes and 2018 Notes was reclassified back into permanent equity. The 2016 Notes remain in current liabilities due to their scheduled maturity.
As of March 27, 2016 the 2016 Notes are within 90 days of their contractual maturity and as such are convertible at the option of the bondholders. A portion of the 2016 Note's equity component, representing the unamortized debt discount was classified in temporary equity on the Company's Condensed Consolidated Balance Sheets.

During the three months ended March 27, 2016, 10 of the Convertible Notes, with a par value of $10,000, were settled at the note holders' option. During the nine months ended March 27, 2016, 93 of the Convertible Notes, with a total par value of $93,000, were settled at the note holders’ option. In conjunction with the conversions in the three and nine months ended March 27, 2016, 106 shares and 370 shares of common stock were issued, respectively. Additionally, during the period ended March 27, 2016, the Company received notice of note holders' intention to convert six additional Convertible Notes, the Company expects those conversions to settle in the period ended June 26, 2016.
As of March 27, 2016 and June 28, 2015, the Convertible Notes consisted of the following:

	March 27, 2016			June 28, 2015
	2016 Notes	2018 Notes	2041 Notes	2016 Notes	2018 Notes	2041 Notes
	(in thousands, except years, percentages, conversion rate, and conversion price)
Carrying value, long-term	$—	$414,038	$—	$—	$—	$—
Carrying value, current portion	447,882	—	523,217	435,493	402,320	520,313
Unamortized discount	2,105	35,916	176,684	14,507	47,680	179,622
Principal amount	$449,987	$449,954	$699,901	$450,000	$450,000	$699,935

Carrying amount of permanent equity component, net of tax	$74,123	$104,886	$151,380	$61,723	$57,215	$148,487
Carrying amount of temporary equity component, net of tax	$2,105	$—	$176,684	$14,507	$47,679	$179,622
Remaining amortization period (years)	0.1	2.1	25.1
Effective interest rate on liability component	4.29%	5.27%	4.28%
Fair Value of Notes (Level 2)	$569,796	$630,476	$1,623,000
Conversion rate (shares of common stock per $1,000 principal amount of notes)	16.2764	16.2764	29.2100
Conversion price (per share of common stock)	$61.44	$61.44	$34.23
If-converted value in excess of par value	$127,743	$127,734	$912,730
Estimated share dilution using average quarterly stock price $72.41 per share	1,110	1,110	10,778
Convertible Note Hedges and Warrants
Concurrent with the issuance of the 2016 Notes and 2018 Notes, the Company purchased a convertible note hedge and sold warrants. At expiration, the Company may, at its option, elect to settle the warrants on a net share basis. As of March 27, 2016, the warrants had not been exercised and remained outstanding. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.
In conjunction with the convertible note hedge, counterparties agreed to sell to the Company shares of Common Stock equal to the number of shares issuable upon conversion of the 2016 Notes and 2018 Notes in full. The convertible note hedge transactions will be settled in net shares and will terminate upon the earlier of the maturity date or the first day none of the respective notes remain outstanding due to conversion or otherwise. Settlement of the convertible note hedge in net shares, based on the number of shares issued upon conversion of the 2016 and 2018 Notes, on the expiration date would result in the Company receiving net shares equivalent to the number of shares issuable by the Company upon conversion of the 2016 Notes and 2018 Notes. The Company exercised the convertible note hedge in the nine months ended March 27, 2016, to offset the impact of the 2016 note and 2018 note conversions during the period and received 79 shares of Common Stock. The exercise price is adjusted for certain corporate events, including dividends on the Company’s Common Stock.

The following table presents the details of the warrants and convertible note hedge arrangements as of March 27, 2016:

	2016 Notes	2018 Notes
	(shares in thousands)
Warrants:
Underlying shares	7,324	7,324
Estimated share dilution using average quarterly stock price $72.41 per share	289	—
Exercise price	$69.55	$74.19
Expiration date range	August 15 - October 21, 2016	August 15 - October 23, 2018
Convertible Note Hedge:
Number of shares available from counterparties	7,324	7,324
Exercise price	$61.44	$61.44
Senior Notes
On March 12, 2015, the Company completed a public offering of $500 million aggregate principal amount of the Company’s Senior Notes due March, 2020 (the “2020 Notes”) and $500 million aggregate principal amount of the Company’s Senior Notes due March, 2025 (the “2025 Notes” and, together with the 2020 Notes, the “Senior Notes”). The Company pays interest at an annual rate of 2.75% and 3.80%, respectively, on the 2020 Notes and 2025 Notes, on a semi-annual basis on March 15 and September 15 of each year. During the three months ended March 27, 2016, the Company entered into a series of interest rate contracts hedging the fair value of a portion of the 2025 Notes par value, whereby the company receives a fixed rate and pays a variable rate based on a certain benchmark interest rate. Refer to Note 7 for additional information regarding these interest rate contracts.
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
As of March 27, 2016 and June 28, 2015 the Senior Notes consisted of the following:

	March 27, 2016		June 28, 2015
	2020 Notes	2025 Notes	2020 Notes	2025 Notes
	(in thousands, except years)
Carrying value, long-term	$497,498	$495,491	$497,053	$496,907
Unamortized discount	2,502	2,915	2,947	3,093
Fair value adjustment - interest rate contract	—	1,594	—	—
Principal amount	$500,000	$500,000	$500,000	$500,000
Remaining amortization period (years)	4.0	9.0
Fair Value of Notes (Level 2)	$504,180	$485,625

Interest Cost
The following table presents the amount of interest cost recognized relating to both the contractual interest coupon and amortization of the debt discount, issuance costs, and effective portion of interest rate contracts with respect to the Senior Notes and the Convertible Notes during the three and nine ended March 27, 2016 and March 29, 2015.

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Contractual interest coupon	$14,749	$8,200	$44,269	$21,324
Amortization of interest discount	8,979	8,749	27,359	25,868
Amortization of issuance costs	13,124	603	28,224	1,784
Amortization of interest rate contracts	96	19	285	19
Total interest cost recognized	$36,948	$17,571	$100,137	$48,995
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
Interest on amounts borrowed under the credit facility is, at the Company’s option, based on (i) a base rate, defined as the greatest of (a) prime rate, (b) Federal Funds rate plus 0.5%, or (c) one-month LIBOR plus 1.0%, plus a spread of 0.0% to 0.5%, or (ii) LIBOR plus a spread of 0.9% to 1.5%, in each case as the applicable spread is determined based on the rating of the Company’s non-credit enhanced, senior unsecured long-term debt. Principal and any accrued and unpaid interest is due and payable upon maturity. Additionally, the Company will pay the lenders a quarterly commitment fee that varies based on the Company’s credit rating. The Restated Credit Agreement contains affirmative covenants, negative covenants, financial covenants and events of default that are substantially similar to those in the Term Loan Agreement. As of March 27, 2016, the Company had no borrowings outstanding under the credit facility and was in compliance with all financial covenants.
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
The Company has operating leases regarding certain improved properties in Fremont and Livermore, California (the “Operating Leases”). The Company was required to maintain cash collateral in an aggregate of approximately $132.8 million in separate interest-bearing accounts, and marketable securities collateral in an aggregate of approximately $89.5 million, as security for the Company’s obligations. These amounts are recorded with other restricted cash and investments in the Company’s Condensed Consolidated Balance Sheet as of March 27, 2016.
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
Other Guarantees
The Company has issued certain indemnifications to its lessors for taxes and general liability under some of its agreements. The Company has entered into certain insurance contracts that are intended to limit its exposure to such indemnifications. As of March 27, 2016, the Company had not recorded any liability in connection with these indemnifications, as it does not believe, based on information available, that it is probable that any amounts will be paid under these guarantees.
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

The Company provides guarantees and standby letters of credit to certain parties as required for certain transactions initiated during the ordinary course of business. As of March 27, 2016, the maximum potential amount of future payments that it could be required to make under these arrangements and letters of credit was $16.0 million. The Company does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid.

Warranties
The Company provides standard warranties on its systems. The liability amount is based on actual historical warranty spending activity by type of system, customer, and geographic region, modified for any known differences such as the impact of system reliability improvements.
Changes in the Company’s product warranty reserves were as follows:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Balance at beginning of period	$97,335	$79,031	$93,209	$69,385
Warranties issued during the period	29,645	33,440	89,131	86,676
Settlements made during the period	(30,021)	(26,596)	(85,176)	(74,652)
Changes in liability for pre-existing warranties	(738)	1,519	(943)	5,985
Balance at end of period	$96,221	$87,394	$96,221	$87,394
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
Repurchases under the repurchase program were as follows during the periods indicated:

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Available balance as of June 28, 2015				$316,587
Quarter ended September 27, 2015	1,205	$87,493	$72.61	$229,094
Quarter ended December 27, 2015	—	$—	$—	$229,094
Quarter ended March 27, 2016	—	—	—	229,094
During the three and nine months ended March 27, 2016, the Company acquired 297,073 shares at a total cost of $20.1 million and 689,078 shares at a total cost of $48.1 million, respectively, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax at the end of the period, as well as the activity during the period, were as follows:

	Accumulated foreign currency translation adjustment		Accumulated unrealized holding gain (loss) on cash flow hedges		Accumulated unrealized holding gain (loss) on available- for-sale investments		Accumulated unrealized components of defined benefit plans	Total
	(in thousands)
Balance as of June 28, 2015	$(35,125)		$(2,859)		$(3,761)		$(16,051)	$(57,796)
Other comprehensive income (loss) before reclassifications	(3,662)		1,548		3,720		316	1,922
(Gains) losses reclassified from accumulated other comprehensive income (loss) to net income	(116)	(2)	452	(1)	(352)	(2)	—	(16)
Net current-period other comprehensive income (loss)	$(3,778)		$2,000		$3,368		$316	$1,906
Balance as of March 27, 2016	$(38,903)		$(859)		$(393)		$(15,735)	$(55,890)

(1) Amount of after tax gain reclassified from AOCI into net income located in revenue: $2,191 gain; cost of goods sold: $2,265 loss; selling, general and administrative expenses: $198 loss; and other income and expense: $180 loss.
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
Each KLA-Tencor stockholder may elect to receive, for all shares of KLA-Tencor common stock they hold at the closing of the transaction, one of the following, determined on a per-share basis: (1) mixed consideration, consisting of both (i) 0.5 of a share of Common Stock and (ii) $32.00 in cash; (2) all-stock consideration, consisting of a number of shares of Common Stock equal to (i) 0.5 plus (ii) the quotient of $32.00 divided by the five day volume weighted average price of Common Stock over a five trading day period ending shortly before the closing of the transaction (“the five day VWAP”); or (3) all-cash consideration, consisting of (i) $32.00 plus (ii) the product of 0.5 times the five day VWAP. KLA-Tencor stockholders who do not make an election will be deemed to have elected the mixed consideration. All-cash and all-stock elections will be subject to proration in accordance with the terms of the merger agreement. The stock component of the consideration is expected to represent a tax-free exchange. Completion of the transaction is subject to certain closing conditions, including but not limited to receipt of all required regulatory approvals, and other customary conditions. On February 19, 2016, at special meetings of the stockholders of the Company and KLA-Tencor, respectively, the Company's stockholders approved the issuance of Common Stock to KLA-Tencor stockholders in connection with the merger and KLA-Tencor's stockholders adopted the merger agreement, satisfying two of the conditions to closing.

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

The Company intends to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4.0 billion under the term loans, the revolving credit agreement and from the issuance of debt securities or, to the extent necessary, borrowings under the bridge facility. The Company also expects to become obligated with respect to KLA-Tencor’s existing notes in the aggregate principal amount of $2.5 billion as a guarantor or otherwise.

During the three and nine months ended March 27, 2016 the Company expensed acquisition-related costs as incurred of $14.3 million and $31.7 million, respectively, within selling, general, and administrative expense in the Condensed Consolidated Statement of Operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
With the exception of historical facts, the statements contained in this discussion are forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Certain, but not all, of the forward-looking statements in this report are specifically identified as forward-looking, by use of phrases and words such as “believe,” “anticipate,” “intend,”“expect,” “may,” “should,” “could,” “will,” and other future-oriented terms. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. Forward-looking statements include, but are not limited to, statements that relate to: our ability to close the acquisition of KLA-Tencor and; trends in the global economic environment and the semiconductor industry; the anticipated levels of, and rates of change in future shipments, margins, market share, capital expenditures, revenue and operating expenses generally; management’s plans and objectives for our current and future operations and business focus; volatility in our quarterly results; customer and end user requirements, and our ability to satisfy those requirements; our ability to address critical steps in the fabrication process; our ability to develop technologies and productivity solutions that benefit our customers, and to facilitate our customers’ ability to meet more stringent performance or design standards; customer capital spending and their demand for our products; the reliability of indicators of change in customer spending and demand; the effect of variability in our customers’ business plans on demand for our equipment and services; changes in demand for our products and in our market share resulting from, among other things, increases in our customers’ proportion of capital expenditures (with respect to certain technology inflections); our ability to defend our market share and to gain new market share; factors that affect our tax rates; anticipated growth in the industry and the total market for wafer-fabrication equipment and our growth relative to such growth; levels of research and development expenditures; outsourced activities; the estimates we make, and the accruals we record, in order to implement our critical accounting policies (including but not limited to the adequacy of prior tax payments, future tax liabilities and the adequacy of our accruals relating to them); our access to capital markets; our intention to pay quarterly dividends and the amounts thereof, if any; our ability and intention to repurchase our shares; our ability to manage and grow our cash position; and the sufficiency of our financial resources to support future business activities (including but not limited to operations, investments, debt service requirements and capital expenditures). Such statements are based on current expectations and are subject to risks, uncertainties, and changes in condition, significance, value, and effect, including without limitation those discussed below under the heading “Risk Factors” within Part II Item 1A and elsewhere in this report and other documents we file from time to time with the Securities and Exchange Commission (“SEC”), such as our annual report on Form 10-K for the year ended June 28, 2015 (our “2015 Form 10-K”), our quarterly report on Form 10-Q for the fiscal quarters ended December 27, 2015 and September 27, 2015, and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value, and effect could cause our actual results to differ materially from those expressed in this report and in ways not readily foreseeable. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and are based on information currently and reasonably known to us. We do not undertake any obligation to release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances that occur after the date of this report or to reflect the occurrence or effect of anticipated or unanticipated events.
Documents To Review In Connection With Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
For a full understanding of our financial position and results of operations for the three and nine months ended March 27, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations below, you should also read the Condensed Consolidated Financial Statements and notes presented in this Form 10-Q and the financial statements and notes in our 2015 Form 10-K.
EXECUTIVE SUMMARY
Lam Research Corporation (“Lam Research,” “Lam,” “we,” or “our”) has been an innovative supplier of wafer fabrication equipment and services to the semiconductor industry for more than 35 years. Our customers include semiconductor manufacturers that make memory, microprocessors, and other logic integrated circuits for a wide range of electronics; including mobile phones, computers, tablets, wearables, automotive features, storage devices, and networking equipment.
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

Demand for our products began to increase in the March 2016 quarter compared to the December 2015 quarter primarily as 3D NAND customers made capacity and technology investments. This demand trend manifested as higher shipments in the March 2016 quarter, and we believe demand for our products will strengthen over the next quarter. Technology inflections in our industry, including FinFET transistors, 3D NAND, multiple patterning and advanced packaging have led to an increase in our served addressable market for our deposition and etch products. We believe that, over the longer term, demand for our products should increase as the proportion of customers’ capital expenditures rises in these technology inflection areas, and we continue to gain market share.
In October 2015, as further described in Note 15 to our Condensed Consolidated Financial Statements, we announced that we had entered into an agreement to acquire KLA-Tencor Corporation (“KLA-Tencor”).
The following summarizes certain key financial information for the periods indicated below:

	Three Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015
	(in thousands, except per share data and percentages)
Revenue	$1,314,055	$1,425,534	$1,393,333
Gross margin	$571,265	$626,510	$600,602
Gross margin as a percent of total revenue	43.5%	43.9%	43.1%
Total operating expenses	$380,512	$387,676	$360,637
Net income	$143,451	$222,980	$206,285
Diluted net income per share	$0.82	$1.28	$1.16

In the March 2016 quarter, revenue decreased compared to the quarter ended December 27, 2015 (the “December 2015 quarter”), primarily as a result of a slow-down in investment from our memory customers. Gross margin as a percentage of revenue in the March 2016 quarter decreased as compared to the December 2015 quarter due to changes in customer concentration and product mix, offset by better factory utilization related to the increase in shipments in the March 2016 quarter. Operating expenses in the March 2016 quarter decreased slightly compared to the December 2015 quarter.
Our cash and cash equivalents, investments, and restricted cash and investments balances increased to approximately $4.8 billion as of March 27, 2016 as compared to $4.7 billion as of December 27, 2015. Cash generated by operations was approximately $183 million during the March 2016 quarter. We used cash during the March 2016 quarter for $46 million of capital expenditures and $48 million of dividends paid to our stockholders. Employee headcount as of March 27, 2016 was approximately 7,300 people.

RESULTS OF OPERATIONS
Shipments

	Three Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015
Shipments (in millions)	$1,446	$1,288	$1,497
Taiwan	19%	38%	19%
Korea	25%	15%	34%
Japan	12%	21%	10%
China	27%	9%	19%
United States	6%	8%	10%
Southeast Asia	8%	5%	2%
Europe	3%	4%	6%

Shipments for the March 2016 quarter increased 12% from the December 2015 quarter level and decreased 3% compared to the March 2015 quarter, reflecting changes in customer demand for semiconductor equipment. The increase in the March 2016 quarter from the December 2015 quarter was mainly driven by customers’ increased 3D NAND capacity investments.

The percentages of system shipments to each of the markets we serve were as follows for the periods presented:

	Three Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015
Memory	70%	65%	67%
Foundry	23%	25%	24%
Logic/integrated device manufacturing	7%	10%	9%
Revenue

	Three Months Ended			Nine Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015	March 27, 2016	March 29, 2015
Revenue (in millions)	$1,314	$1,426	$1,393	$4,340	$3,778
Taiwan	27%	31%	20%	29%	21%
Korea	27%	15%	35%	19%	26%
Japan	13%	22%	11%	18%	11%
China	15%	17%	15%	16%	11%
United States	7%	7%	10%	8%	18%
Southeast Asia	7%	5%	2%	6%	6%
Europe	4%	3%	7%	4%	7%

Revenue for the March 2016 quarter decreased 8% compared to the December 2015 quarter as a result of changes in demand for semiconductor equipment. Revenue for the March 2016 quarter decreased 6% as compared to the March 2015 quarter as a result of change in demand for semiconductor equipment and increased 15% for the nine months ended March 27, 2016 as compared to the same period in 2015 as a result of overall wafer fabrication market spending increases and our market share gains. Our deferred revenue balance increased to $511 million as of March 27, 2016 compared to $395 million as of December 27, 2015, as a result of timing of shipments. Our deferred revenue balance does not include system shipments to Japanese customers, for which title does not transfer until customer acceptance. Shipments to Japanese customers are classified as inventory at cost until the time of acceptance. The estimated future revenue value from shipments to Japanese customers was approximately $121 million as of March 27, 2016 and $109 million as of December 27, 2015.

Gross Margin

	Three Months Ended			Nine Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except percentages)
Gross margin	$571,265	$626,510	$600,602	$1,920,138	$1,642,798
Percent of total revenue	43.5%	43.9%	43.1%	44.2%	43.5%

Gross margin as a percentage of revenue during the March 2016 quarter decreased when compared to the December 2015 quarter primarily due to changes in customer concentration and a less favorable product mix, offset by better factory utilization related to the increase in shipments in the March 2016 quarter.

Gross margin as a percentage of revenue during the nine months ended March 27, 2016 increased as compared to the same period in 2015 primarily due to favorable changes in customer concentration.
Research and Development

	Three Months Ended			Nine Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except percentages)
Research & development (“R&D”)	$221,494	$220,754	$217,865	$676,457	$603,567
Percent of total revenue	16.9%	15.5%	15.6%	15.6%	16.0%

We are prioritizing increased R&D spending for the markets we are serving with new technology areas of 3D NAND, Finfet, and multiple patterning as well as supporting enhanced performance of the approximately 35,000 installed-base tools with our customers. We continue to make significant R&D investments focused on leading-edge deposition, plasma etch, single-wafer clean and other semiconductor manufacturing requirements. The increased spending in the March 2016 quarter from the December 2015 quarter was primarily related to salaries and benefits. The increase in R&D expenses during the March 2016 quarter compared to the same period in the prior year was mainly due to higher employee compensation resulting from increased headcount.

The increase in R&D expenses for the nine months ended March 27, 2016 as compared to the same period in 2015 is due to $33 million in employee compensation and benefits due to higher headcount, $14 million in facility and information technology related spending, $8 million in supplies, $7 million in depreciation and amortization, a $4 million charge related to the clean reporting unit restructuring activities, and $3 million in outside services.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except percentages)
Selling, general & administrative (“SG&A”)	$159,018	$166,922	$142,772	$478,666	$442,227
Percent of total revenue	12.1%	11.7%	10.2%	11.0%	11.7%
The decrease in SG&A expenses during the March 2016 quarter compared to the December 2015 quarter was due in part to a $3 million decrease in acquisition-related costs and a $2 million restructuring charge incurred in the December 2015 quarter.
SG&A expense in the March 2016 quarter increased compared to the same period in the prior year. The increase is attributed to $14 million in acquisition-related costs.
SG&A expense for the nine months ended March 27, 2016 increased compared to the same period in the prior year. The increase is due to $32 million in acquisition-related costs and a $3 million clean reporting unit restructuring charge.

Other Expense, Net
Other expense, net consisted of the following:

	Three Months Ended			Nine Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands)
Interest income	$8,148	$6,729	$5,100	$20,637	$12,412
Interest expense	(38,056)	(38,577)	(17,628)	(101,294)	(49,129)
(Losses) gains on deferred compensation plan related assets, net	(999)	1,983	2,816	(4,180)	7,825
Foreign exchange gains, net	2,457	512	1,562	2,271	2,338
Other, net	(1,384)	(582)	(3,239)	(4,324)	(282)
	$(29,834)	$(29,935)	$(11,389)	$(86,890)	$(26,836)
Interest income increased in the March 2016 quarter, as compared to the December 2015 quarter, primarily as a result of higher yield. Interest income increased in the March 2016 quarter, as compared to the March 2015 quarter, and for the nine months ended March 27, 2016 as compared to the nine months ended March 29, 2015, as a result of higher cash and investment balances and higher yield.
Interest expense increased in the March 2016 quarter, as compared to the March 2015 quarter, primarily due to the $1 billion Senior Note issuance in the March 2015 quarter. Additionally, interest expense increased in the March 2016 quarter, as compared to the March 2015 quarter, due to the amortization of bridge loan financing issuance costs of approximately $12 million. Interest expense increased in the nine months ended March 27, 2016 as compared to the nine months ended March 29, 2015, primarily due to interest cost associated with the $1 billion Senior Note issuance in the March 2015 quarter and the amortization of bridge loan financing issuance costs of approximately $26 million in the nine months ended March 27, 2016.
We recognized losses on assets that are related to obligations under our deferred compensation plan in the March 2016 quarter, as compared to gains in the December 2015 quarter, due to changes in the market value of securities in the portfolio. Similarly the change in market value of the securities in the portfolio resulted in losses in the nine months ended March 27, 2016 as compared to the the same period ended March 29, 2016.
Foreign exchange gains in the March 2016 quarter and in the nine months ended March 27, 2016 were related to volatility in the foreign currency market and its impact on un-hedged portions of the balance sheet exposures.
Other, net was higher during the nine months ended March 27, 2016, as compared to the nine months ended March 29, 2015, primarily due to a net gain associated with the disposition of Peter Wolters.

Income Tax Expense
Our provision for income taxes and effective tax rate for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	March 27, 2016	December 27, 2015	March 29, 2015	March 27, 2016	March 29, 2015
	(in thousands, except percentages)
Income tax expense (benefit)	$17,468	$(14,081)	$22,291	$23,015	$45,862
Effective tax rate	10.9%	(6.7)%	9.8%	3.4%	8.0%
The change in the effective tax rate for the March 2016 quarter compared to the December 2015 quarter was primarily due to the extension of the U.S. federal research and development tax credit for part of fiscal year 2015 and all of fiscal year 2016 which was recognized in the December quarter, true-up of the prior year federal tax return and the tax effect of KLA-Tencor acquisition related expenses.

The change in the effective tax rate for the March 2016 quarter compared to the same period in 2015 was primarily due to the change in geographic mix of income, offset by the true-up of the prior year federal tax return.
The change in the effective tax rate for the nine months ended March 27, 2016 compared to the same period in 2015 was primarily due to the change in geographic mix of income and the recognition of a discrete tax benefit of the Altera court ruling.
International revenues account for a significant portion of our total revenues, such that a material portion of our pre-tax income is earned and taxed outside the United States at rates that are generally lower than in the United States. Please refer to Note 7 of the Notes to Consolidated Financial Statements in our 2015 Form 10-K.
Uncertain Tax Positions
We reevaluate uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.
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

We review goodwill at least annually for impairment. If certain events or indicators of impairment occur between annual impairment tests, we will perform an impairment test at that date. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to the reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units; and (3) determine the carrying value (book value) of those reporting units. Prior to this allocation of the assets to the reporting units, we assess long-lived assets for impairment. Furthermore, if the estimated fair value of a reporting unit is less than the carrying value, we must estimate the fair value of all identifiable assets and liabilities of that reporting unit, in a manner similar to a purchase price allocation for an acquired business. This can require independent valuations of certain internally generated and unrecognized intangible assets such as in-process R&D and developed technology. Only after this process is completed can the amount of goodwill impairment, if any, be determined. In our goodwill impairment process we first assess qualitative factors to determine whether it is necessary to perform a quantitative analysis. We do not calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. Our most recent annual goodwill impairment analysis, which was performed as of the first day of our fourth quarter of fiscal year 2015, March 30, 2015, resulted in the recognition of a $79.4 million goodwill impairment charge on our single-wafer clean systems reporting unit. We did not record any goodwill impairment in the three months ended March 27, 2016 or March 29, 2015.
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
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU amends existing guidance to require that deferred income tax assets and liabilities be classified as non-current in a classified balance sheet, and eliminates the prior guidance which required an entity to separate deferred tax assets and liabilities into a current amount and a non-current amount in a classified balance sheet. The amendments in this ASU will be effective beginning in our first quarter of fiscal year 2018. Earlier application is permitted as of the beginning of an interim or annual period. Additionally, the new guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We are evaluating the timing of adoption, but plan to adopt the guidance prospectively with an anticipated reclassification from current assets and liabilities to non-current assets and liabilities on our Condensed Consolidated Balance Sheet.
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
In January 2016, FASB released ASU 2016-2, "Leases." The amendment requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The amendment offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. We are required to adopt this standard starting in the first quarter of fiscal year 2020. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.
In March 2016, FASB released ASU 2016-9, "Compensation - Stock Compensation." Key changes in the amendment include:

•	entities will be required to recognize all excess tax benefits or deficiencies as an income tax benefit or expense in the income statement, eliminating APIC pools;

•	entities will no longer be required to delay recognition of excess tax benefits until they are realized;

•	entities will be required to classify the excess tax benefits as an operating activity in the statement of cash flows;

•	entities will be allowed to elect an accounting policy to either estimate the number of forfeitures, or account for forfeitures as they occur;

•
entities can withhold up to the maximum individual statutory tax rate without classifying the awards as a liability, the cash paid to satisfy the statutory income tax withholding obligations shall be classified as a financing activity in the statement of cash flows.

We are required to adopt this standard starting in the first quarter of fiscal year 2018. Early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
As of March 27, 2016, we had $4.8 billion in gross cash and cash equivalents, investments, and restricted cash and investments (together comprising total cash and investments) compared to $4.2 billion as of June 28, 2015. Approximately $2.8 billion and $2.2 billion of our total cash and investments as of March 27, 2016 and June 28, 2015, respectively, was held outside the United States in our foreign subsidiaries, the majority of which is held in U.S. Dollars and, of which, substantially all would be subject to tax at U.S. rates if it were to be repatriated.
Cash Flows from Operating Activities
Net cash provided by operating activities of $926.5 million during the nine months ended March 27, 2016 consisted of (in millions):

Net income	$655.1
Non-cash charges:
Depreciation and amortization	216.1
Equity-based compensation	103.1
Deferred income taxes	(2.3)
Amortization of note discounts and issuance costs	55.9
Changes in operating asset and liability accounts	(131.3)
Other	29.9
$926.5
Changes in operating asset and liability accounts, net of foreign exchange impact, included the following uses of cash: increases in accounts receivable of $143.4 million, prepaid expense and other assets of $74.8 million, and inventory of $15.7 million. The uses of cash are offset by sources of cash resulting from increases in trade accounts payable of $72.9 million, accrued expenses and other liabilities of $17.7 million, and increase in deferred profit of $12.0 million.
Cash Flows from Investing Activities
Net cash provided by investing activities during the nine months ended March 27, 2016 was $71.0 million, primarily consisting of and net sales of available-for-sale securities of $192.9 million offset by capital expenditures of $123.6 million.
Cash Flows from Financing Activities
Net cash used for financing activities during the nine months ended March 27, 2016 was $266.1 million, primarily consisting of $131.3 million in treasury stock repurchases, $143.1 million of dividends paid, and $36.9 million of principal payments on debt and payments for debt issuance costs, partially offset by $37.5 million of stock issuance and treasury stock reissuances associated with our employee stock-based compensation plans.
Liquidity
Given that the semiconductor equipment industry is highly competitive and has experienced rapid changes in demand historically, we believe that maintaining sufficient liquidity reserves is important to support sustaining levels of investment in R&D and capital infrastructure. Anticipated cash flows from operations based on our current business outlook, combined with our current levels of cash, cash equivalents, and short term investments as of March 27, 2016, are expected to be sufficient to support our anticipated levels of operations, investments, debt service requirements, capital expenditures, capital redistributions, and dividends, through at least the next 12 months. However, uncertainty in the global economy and the semiconductor industry, as well as disruptions in credit markets, have in the past, and could in the future, impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors.
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
For financial market risks related to changes in interest rates, marketable equity security prices, and foreign currency exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2015 Form 10-K. Other than noted below, our exposure related to market risk has not changed materially since June 28, 2015. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 27, 2016. Actual results may differ materially.

Fixed Income Securities
Our investments in various interest earning securities carry a degree of market risk for changes in interest rates. At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. We target to maintain a conservative investment policy, which focuses on the safety and preservation of our capital by limiting default risk, market risk, reinvestment risk, and concentration risk. The following table presents the hypothetical fair values of fixed income securities that would result from selected potential decreases and increases in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. The hypothetical fair values as of March 27, 2016 were as follows:

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 27, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	0.00%	50 BPS	100 BPS	150 BPS
	(in thousands)
Time Deposit	$175,977	$175,977	$175,977	$175,977	$175,977	$175,977	$175,977
Municipal Notes and Bonds	584,704	584,485	583,189	580,671	578,107	575,542	572,978
U.S. Treasury & Agencies	422,487	422,207	418,995	415,191	411,210	407,231	403,252
Government-Sponsored Enterprises	36,707	36,699	36,467	36,188	35,907	35,627	35,347
Foreign Government Bonds	47,224	47,041	46,676	46,302	45,928	45,554	45,180
Bank and Corporate Notes	1,245,161	1,238,171	1,229,301	1,220,331	1,211,363	1,202,394	1,193,426
Mortgage Backed Securities - Residential	33,826	33,628	33,365	33,093	32,821	32,550	32,278
Mortgage Backed Securities - Commercial	90,712	90,305	89,885	89,465	89,045	88,624	88,204
Total	$2,636,798	$2,628,513	$2,613,855	$2,597,218	$2,580,358	$2,563,499	$2,546,642
We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to achieve portfolio liquidity and maintain a prudent amount of diversification.

Interest Rate Contracts
Interest rate risk is present with both fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of our fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. As of March 27, 2016, we had entered into a series of interest rate contracts with a total notional value of $400 million where we received fixed rates and paid variable rates based on certain benchmark interest rates. Such interest rate swap arrangements were designated as fair value hedges of the fair value of the underlying debt instrument.
Interest rate risk is also present on anticipated issuances of debt. We manage our interest rate exposure on anticipated issuances of debt through forward starting interest rate swap agreements. Forward-starting interest rate swap agreements designated as cash flow hedges are used to mitigate our exposure to changes in future interest payments that results from fluctuations in benchmark interest rates prior to the issuance of the debt. Accordingly, benchmark interest rate fluctuations impact the interest cash flows of the Company’s anticipated debt issuances, which are offset by corresponding changes in the fair value of the forward-starting interest rate swap agreements. As of March 27, 2016, we had entered into forward-starting interest rate swap agreements for $600 million notional amount of debt anticipated to be issued in the first half of calendar year 2016. Such forward-starting interest rate swap agreements were designated as hedges of the cash flows associated with benchmark interest rates underlying future interest payments on the anticipated debt issuances.

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
Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), as of March 27, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer, along with our Chief Financial Officer, concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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
We Have a Limited Number of Key Customers
Sales to a limited number of large customers constitute a significant portion of our overall revenue, shipments, cash flows, collections, and profitability. For the nine months ended March 27, 2016 and the years ended June 29, 2015, and June 28, 2014, three customers accounted for 48%, 51%, and 52% of total revenue, respectively. As a result, the actions of even one customer may subject us to variability in those areas that are difficult to predict. In addition, large customers may be able to negotiate requirements that result in decreased pricing; increased costs and/or lower margins for us; compliance to specific environmental, social and corporate governance standards; and limitations on our ability to share jointly developed technology with others. Similarly, significant portions of our credit risk may, at any given time, be concentrated among a limited number of customers, so that the failure of even one of these key customers to pay its obligations to us could significantly impact our financial results.

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
We are Subject to Risks Relating to Product Concentration and Lack of Product Revenue Diversification
We derive a substantial percentage of our revenues from a limited number of products. System sales constitute a significant portion of our total revenue. Our systems are priced up to approximately $9.5 million per system, and our revenues in any given quarter are dependent upon customer acceptance of a limited number of systems. As a result, the inability to recognize revenue on even a few systems can cause a significantly adverse impact on our revenues for a given quarter, and, in the longer term, the continued market acceptance of these products is critical to our future success. Our business, operating results, financial condition, and cash flows could therefore be adversely affected by:

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
We Depend On a Limited Number of Key Suppliers and Outsource Providers, and We Run the Risk That They Might Not Perform as We Expect
Outsource providers and component suppliers have played and will continue to play a key role in our manufacturing operations, field install and support, and in many of our transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us or be unable to meet our requirements or expectation due to their independent business decisions, or force majeure events that could interrupt or impair their continued ability to perform as we expect.
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
Our Future Success Depends Heavily on International Sales and the Management of Global Operations
Non-U.S. sales accounted for approximately 92%, 83%, and 86% of total revenue for the nine months ended March 27, 2016, fiscal years 2015, and 2014, respectively. We expect that international sales will continue to account for a substantial majority of our total revenue in future years.
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
We are exposed to potentially adverse movements in foreign currency exchange rates. The majority of our sales and expenses are denominated in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations primarily related to revenues denominated in Japanese yen and expenses denominated in euro and Korean won. Currently, we enter into foreign currency forward contracts to minimize the short-term impact of the foreign currency exchange rate fluctuations on certain foreign currency monetary assets and liabilities; primarily third party accounts receivables, accounts payables and intercompany receivables and payables. In addition, we hedge certain anticipated foreign currency cash flows, primarily anticipated revenues denominated in Japanese yen or Euro and Korean won-denominated expenses. We believe these are our primary exposures to currency rate fluctuation. We expect to continue to enter into hedging transactions, for the purposes outlined, for the foreseeable future. However, these hedging transactions may not achieve their desired effect because differences between the actual timing of the underlying exposures and our forecasts of those exposures may leave us either over-or under-hedged on any given transaction. Moreover, by hedging these foreign currency denominated revenues, expenses, monetary assets and liabilities with foreign currency forward and option contracts, we may miss favorable currency trends that would have been advantageous to us but for the hedges. Additionally, we are exposed to short-term foreign currency exchange rate fluctuations on non-U.S. dollar-denominated monetary assets and liabilities (other than those currency exposures previously discussed) and currently we do not enter into foreign currency hedge contracts against these exposures. Therefore, we are subject to both favorable and unfavorable foreign currency exchange rate fluctuations to the extent that we transact business (including intercompany transactions) for these currencies.
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
If We are Unable to Complete Our Contemplated Acquisition of KLA-Tencor Corporation, Our Expected Financial Results and the Market Value of our Common Stock Could Be Adversely Affected
On October 20, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “merger agreement”) with KLA-Tencor Corporation (“KLA-Tencor”) to acquire all of KLA-Tencor’s issued and outstanding stock through a merger of KLA-Tencor with our subsidiaries, Topeka Merger Sub 1, Inc. and Topeka Merger Sub 2, Inc. (the “merger”). Consummation of the merger is subject to customary conditions to closing, including the receipt of required regulatory approvals. If any condition to the merger is not satisfied or waived, the merger will not be completed. We and KLA-Tencor also may terminate the merger agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the merger on the already negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the merger include:

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
We intend to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4 billion under the term loans, the revolving credit agreement and from the issuance of debt securities or, to the extent necessary, borrowings under the bridge facility. We also expect to become obligated with respect to KLA-Tencor's existing notes in the aggregate amount of $2.5 billion, as a guarantor or otherwise. We intend to pursue financing that would replace or supplement financing available under the bridge facility.
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
We intend to fund the cash component of the merger consideration and related fees and expenses and to prepay KLA-Tencor’s term loan with a combination of the combined companies’ balance sheet cash and proceeds of approximately $4 billion under the term loans, the revolving credit agreement and from the issuance of debt securities or, to the extent necessary, borrowings under the bridge facility. We also expect to become obligated with respect to KLA-Tencor's existing notes in the aggregate amount of $2.5 billion, as a guarantor or otherwise. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that prior to the merger will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources wi ll be greater than the amount of cash flows required to service our indebtedness or that of KLA-Tencor individually prior to the merger. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, dividends, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
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
Share repurchases, including those under the repurchase program, were as follows:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Amount Available Under Repurchase Program
	(in thousands, except per share data)
Amount available at June 28, 2015				$316,587
Quarter ended September 27, 2015	1,413	$72.69	1,205	$229,094
Quarter ended December 27, 2015	184	$69.76	—	229,094
December 28, 2015 - January 24, 2016	7	$71.65	—	229,094
January 25, 2016 - February 21, 2016	282	$67.34	—	229,094
February 22, 2016 - March 27, 2016	8	$74.91	—	229,094
Total Quarter Ended March 27, 2016	297	$67.63	—	$229,094

(1)
During the three and nine months ended March 27, 2016, the Company acquired 297,073 shares at a total cost of $20.1 million and 689,078 shares at a total cost of $48.1 million, respectively, which the Company withheld through net share settlements to cover minimum tax withholding obligations upon the vesting of restricted stock unit awards granted under the Company’s equity compensation plans. The shares retained by the Company through these net share settlements are not a part of the Board-authorized repurchase program but instead are authorized under the Company’s equity compensation plan.

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

Date:	April 25, 2016	LAM RESEARCH CORPORATION (Registrant)

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